Form 10-Q
period 2017-03-31
First Bancorp, Inc /ME/
filed 2017-05-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_] Smaller reporting company [_]
Emerging growth company [_]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2017
Common Stock: 10,817,220 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 19
Note 5 – Stock-Based Compensation	Page 27
Note 6 – Preferred and Common Stock	Page 28
Note 7 – Earnings Per Share	Page 29
Note 8 – Employee Benefit Plans	Page 29
Note 9 - Other Comprehensive Income (Loss)	Page 31
Note 10 - Financial Derivative Instruments	Page 32
Note 11 – Mortgage Servicing Rights	Page 33
Note 12 – Income Taxes	Page 33
Note 13 - Certificates of Deposit	Page 33
Note 14 – Reclassifications	Page 33
Note 15 – Fair Value Disclosures	Page 34
Note 16 – Impact of Recently Issued Accounting Standards	Page 40
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 42
Forward-Looking Statements	Page 42
Critical Accounting Policies	Page 42
Use of Non-GAAP Financial Measures	Page 43
Executive Summary	Page 45
Net Interest Income	Page 45
Average Daily Balance Sheets	Page 47
Non-Interest Income	Page 48
Non-Interest Expense	Page 48
Income Taxes	Page 48
Investments	Page 48
Impaired Securities	Page 50
Federal Home Loan Bank Stock	Page 52
Loans and Loans Held for Sale	Page 52
Credit Risk Management and Allowance for Loan Losses	Page 54
Non-Performing Loans and Troubled Debt Restructured	Page 58
Impaired Loans	Page 61
Past Due Loans	Page 61
Potential Problem Loans and Loans in Process of Foreclosure	Page 61
Other Real Estate Owned	Page 62
Liquidity Management	Page 63
Deposits	Page 64
Borrowed Funds	Page 64

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2017	2016
Summary of Operations
Interest Income	$14,491	$13,276
Interest Expense	3,015	2,547
Net Interest Income	11,476	10,729
Provision for Loan Losses	500	375
Non-Interest Income	2,843	2,964
Non-Interest Expense	7,698	7,200
Net Income	4,637	4,503
Per Common Share Data
Basic Earnings per Share	$0.43	$0.42
Diluted Earnings per Share	0.43	0.42
Cash Dividends Declared	0.23	0.22
Book Value per Common Share	16.17	15.92
Tangible Book Value per Common Share[2]	13.39	13.13
Market Value	27.25	19.51
Financial Ratios
Return on Average Equity[1]	10.71%	10.56%
Return on Average Tangible Common Equity[1,2]	12.92%	12.80%
Return on Average Assets[1]	1.07%	1.15%
Average Equity to Average Assets	10.03%	10.92%
Average Tangible Equity to Average Assets[2]	8.31%	9.00%
Net Interest Margin Tax-Equivalent[1,2]	3.05%	3.13%
Dividend Payout Ratio	53.49%	52.38%
Allowance for Loan Losses/Total Loans	0.95%	1.02%
Non-Performing Loans to Total Loans	0.78%	0.67%
Non-Performing Assets to Total Assets	0.52%	0.53%
Efficiency Ratio[2]	50.17%	51.45%
At Period End
Total Assets	$1,763,828	$1,574,681
Total Loans	1,089,735	1,004,942
Total Investment Securities	566,816	467,211
Total Deposits	1,346,483	1,109,441
Total Shareholders' Equity	174,853	171,545
1Annualized using a 365-day basis for 2017 and a 366-day basis for 2016.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2017 and 2016 and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
May 9, 2017

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2017	December 31, 2016	March 31, 2016
Assets
Cash and cash equivalents	$17,600,000	$17,366,000	$14,533,000
Interest bearing deposits in other banks	3,272,000	293,000	6,372,000
Securities available for sale	312,624,000	300,416,000	216,725,000
Securities to be held to maturity (fair value of $239,378,000 at March 31, 2017, $225,537,000 at December 31, 2016 and $243,337,000 at March 31, 2016)	240,829,000	226,828,000	236,611,000
Restricted equity securities, at cost	13,363,000	11,930,000	13,875,000
Loans held for sale	979,000	782,000	224,000
Loans	1,089,735,000	1,071,526,000	1,004,942,000
Less allowance for loan losses	10,367,000	10,138,000	10,219,000
Net loans	1,079,368,000	1,061,388,000	994,723,000
Accrued interest receivable	6,854,000	5,532,000	6,271,000
Premises and equipment, net	21,760,000	22,202,000	21,392,000
Other real estate owned	525,000	375,000	1,592,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	36,849,000	35,958,000	32,558,000
Total assets	$1,763,828,000	$1,712,875,000	$1,574,681,000
Liabilities
Demand deposits	$181,188,000	$140,482,000	$116,756,000
NOW deposits	273,050,000	282,971,000	240,112,000
Money market deposits	142,220,000	125,544,000	74,643,000
Savings deposits	222,976,000	217,340,000	205,218,000
Certificates of deposit	527,049,000	476,620,000	472,712,000
Total deposits	1,346,483,000	1,242,957,000	1,109,441,000
Borrowed funds – short term	106,342,000	158,774,000	151,399,000
Borrowed funds – long term	120,125,000	120,127,000	125,132,000
Other liabilities	16,025,000	18,496,000	17,164,000
Total liabilities	1,588,975,000	1,540,354,000	1,403,136,000
Shareholders' equity
Common stock, one cent par value per share	108,000	108,000	108,000
Additional paid-in capital	60,991,000	60,723,000	60,064,000
Retained earnings	113,697,000	111,693,000	108,677,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(934,000)	(935,000)	2,975,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(133,000)	(129,000)	(123,000)
Net unrealized gain on cash flow hedging derivative instruments	1,226,000	1,163,000	—
Net unrealized loss on postretirement benefit costs	(102,000)	(102,000)	(156,000)
Total shareholders' equity	174,853,000	172,521,000	171,545,000
Total liabilities & shareholders' equity	$1,763,828,000	$1,712,875,000	$1,574,681,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,814,132	10,793,946	10,775,307
Book value per common share	$16.17	$15.98	$15.92
Tangible book value per common share	$13.39	$13.20	$13.13
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2017	2016
Interest income
Interest and fees on loans (includes tax-exempt income of $186,000 in 2017 and $148,000 in 2016)	$10,652,000	$9,734,000
Interest on deposits with other banks	15,000	3,000
Interest and dividends on investments (includes tax-exempt income of $1,569,000 in 2017 and $1,237,000 in 2016)	3,824,000	3,539,000
Total interest income	14,491,000	13,276,000
Interest expense
Interest on deposits	1,994,000	1,353,000
Interest on borrowed funds	1,021,000	1,194,000
Total interest expense	3,015,000	2,547,000
Net interest income	11,476,000	10,729,000
Provision for loan losses	500,000	375,000
Net interest income after provision for loan losses	10,976,000	10,354,000
Non-interest income
Investment management and fiduciary income	631,000	563,000
Service charges on deposit accounts	502,000	574,000
Net securities gains	3,000	536,000
Mortgage origination and servicing income, net of amortization	332,000	129,000
Other operating income	1,375,000	1,162,000
Total non-interest income	2,843,000	2,964,000
Non-interest expense
Salaries and employee benefits	3,970,000	3,598,000
Occupancy expense	624,000	578,000
Furniture and equipment expense	870,000	796,000
FDIC insurance premiums	240,000	214,000
Amortization of identified intangibles	11,000	11,000
Other operating expense	1,983,000	2,003,000
Total non-interest expense	7,698,000	7,200,000
Income before income taxes	6,121,000	6,118,000
Income tax expense	1,484,000	1,615,000
NET INCOME	$4,637,000	$4,503,000
Basic earnings per common share	$0.43	$0.42
Diluted earnings per common share	$0.43	$0.42
Other comprehensive income (loss) net of tax
Net unrealized gain on securities available for sale	1,000	1,852,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(4,000)	(11,000)
Net unrealized gain on cash flow hedging derivative instruments	63,000	—
Other comprehensive income	60,000	1,841,000
Comprehensive income	$4,697,000	$6,344,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
Net income	—	—	4,503,000	—	4,503,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,852,000	1,852,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(11,000)	(11,000)
Comprehensive income	—	—	4,503,000	1,841,000	6,344,000
Cash dividends declared ($0.22 per share)	—	—	(2,370,000)	—	(2,370,000)
Equity compensation expense	—	49,000	—	—	49,000
Payment to repurchase common stock	(6,936)	—	(129,000)	—	(129,000)
Tax benefit from vesting of restricted stock	—	32,000	—	—	32,000
Issuance of restricted stock	21,847	—	—	—	—
Proceeds from sale of common stock	6,541	121,000	—	—	121,000
Balance at March 31, 2016	10,775,307	$60,172,000	$108,677,000	$2,696,000	$171,545,000

Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000
Net income	—	—	4,637,000	—	4,637,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,000	1,000
Net unrealized gain on cash flow hedging derivative instruments	—	—	—	63,000	63,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(4,000)	(4,000)
Comprehensive income	—	—	4,637,000	60,000	4,697,000
Cash dividends declared ($0.23 per share)	—	—	(2,487,000)	—	(2,487,000)
Equity compensation expense	—	83,000	—	—	83,000
Payment to repurchase common stock	(5,258)	—	(146,000)	—	(146,000)
Issuance of restricted stock	18,850	—	—	—	—
Proceeds from sale of common stock	6,594	185,000	—	—	185,000
Balance at March 31, 2017	10,814,132	$61,099,000	$113,697,000	$57,000	$174,853,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income	$4,637,000	$4,503,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	457,000	432,000
Change in deferred taxes	80,000	(111,000)
Provision for loan losses	500,000	375,000
Loans originated for resale	(10,069,000)	(4,560,000)
Proceeds from sales and transfers of loans	10,024,000	4,799,000
Net gain on sales of loans	(152,000)	(114,000)
Net gain on sale or call of securities	(3,000)	(536,000)
Net amortization of premiums on investments	904,000	619,000
Net gain on sale of other real estate owned	(1,000)	(7,000)
Equity compensation expense	83,000	49,000
Tax benefit from vesting of restricted stock	—	32,000
Net increase in other assets and accrued interest	(2,192,000)	(1,944,000)
Net decrease in other liabilities	(1,269,000)	(388,000)
Net loss on disposal of premises and equipment	7,000	—
Amortization of investment in limited partnership	45,000	49,000
Net acquisition amortization	11,000	11,000
Net cash provided by operating activities	3,062,000	3,209,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(2,979,000)	(2,359,000)
Proceeds from sales of securities available for sale	3,000	8,868,000
Proceeds from maturities, payments and calls of securities available for sale	103,781,000	8,852,000
Proceeds from maturities, payments and calls of securities to be held to maturity	2,756,000	6,228,000
Proceeds from sales of other real estate owned	44,000	201,000
Purchases of securities available for sale	(117,017,000)	(8,672,000)
Purchases of securities to be held to maturity	(16,637,000)	(2,785,000)
Redemption of restricted equity securities	—	382,000
Purchase of restricted equity securities	(1,433,000)	—
Net increase in loans	(18,673,000)	(16,630,000)
Capital expenditures	(22,000)	(8,000)
Net cash used by investing activities	(50,177,000)	(5,923,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	53,097,000	(35,478,000)
Net increase in certificates of deposit	50,429,000	101,730,000
Net decrease in short-term borrowings	(52,434,000)	(70,926,000)
Advances on long-term borrowings	—	10,000,000
Payment to repurchase common stock	(146,000)	(129,000)
Proceeds from sale of common stock	185,000	121,000
Dividends paid	(3,782,000)	(2,370,000)
Net cash provided by financing activities	47,349,000	2,948,000
Net increase in cash and cash equivalents	234,000	234,000
Cash and cash equivalents at beginning of period	17,366,000	14,299,000
Cash and cash equivalents at end of period	$17,600,000	$14,533,000
Interest paid	$2,975,000	$2,487,000
Non-cash transactions
Net transfer from loans to other real estate owned	$193,000	$254,000

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of First National Bank ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2017 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2016.
Subsequent Events
Events occurring subsequent to March 31, 2017, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$295,424,000	$1,407,000	$(3,204,000)	$293,627,000
State and political subdivisions	15,407,000	474,000	(176,000)	15,705,000
Other equity securities	3,229,000	67,000	(4,000)	3,292,000
	$314,060,000	$1,948,000	$(3,384,000)	$312,624,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$12,050,000	$—	$(317,000)	$11,733,000
Mortgage-backed securities	29,093,000	880,000	(135,000)	29,838,000
State and political subdivisions	195,386,000	2,079,000	(3,958,000)	193,507,000
Corporate securities	4,300,000	—	—	4,300,000
	$240,829,000	$2,959,000	$(4,410,000)	$239,378,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,326,000	$—	$—	$12,326,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,363,000	$—	$—	$13,363,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$282,397,000	$1,334,000	$(3,127,000)	$280,604,000
State and political subdivisions	16,183,000	475,000	(176,000)	16,482,000
Other equity securities	3,274,000	63,000	(7,000)	3,330,000
	$301,854,000	$1,872,000	$(3,310,000)	$300,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,943,000	$35,000	$(233,000)	$11,745,000
Mortgage-backed securities	31,201,000	967,000	(147,000)	32,021,000
State and political subdivisions	179,384,000	1,971,000	(3,884,000)	177,471,000
Corporate securities	4,300,000	—	—	4,300,000
	$226,828,000	$2,973,000	$(4,264,000)	$225,537,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,893,000	$—	$—	$10,893,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,930,000	$—	$—	$11,930,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$190,025,000	$3,837,000	$(205,000)	$193,657,000
State and political subdivisions	18,975,000	948,000	(19,000)	19,904,000
Other equity securities	3,148,000	39,000	(23,000)	3,164,000
	$212,148,000	$4,824,000	$(247,000)	$216,725,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$68,009,000	$37,000	$(107,000)	$67,939,000
Mortgage-backed securities	39,828,000	1,675,000	(35,000)	41,468,000
State and political subdivisions	124,474,000	5,156,000	—	129,630,000
Corporate securities	4,300,000	—	—	4,300,000
	$236,611,000	$6,868,000	$(142,000)	$243,337,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,838,000	$—	$—	$12,838,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,875,000	$—	$—	$13,875,000

The following table summarizes the contractual maturities of investment securities at March 31, 2017:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$43,000	$43,000	$903,000	$908,000
Due in 1 to 5 years	1,909,000	1,953,000	12,213,000	12,477,000
Due in 5 to 10 years	31,835,000	32,471,000	42,819,000	43,562,000
Due after 10 years	277,044,000	274,865,000	184,894,000	182,431,000
Equity securities	3,229,000	3,292,000	—	—
	$314,060,000	$312,624,000	$240,829,000	$239,378,000

The following table summarizes the contractual maturities of investment securities at December 31, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$253,000	$253,000	$906,000	$913,000
Due in 1 to 5 years	2,251,000	2,298,000	13,451,000	13,714,000
Due in 5 to 10 years	21,043,000	21,505,000	41,588,000	42,448,000
Due after 10 years	275,033,000	273,030,000	170,883,000	168,462,000
Equity securities	3,274,000	3,330,000	—	—
	$301,854,000	$300,416,000	$226,828,000	$225,537,000

The following table summarizes the contractual maturities of investment securities at March 31, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,599,000	$2,633,000	$1,825,000	$1,847,000
Due in 1 to 5 years	3,321,000	3,390,000	6,709,000	6,925,000
Due in 5 to 10 years	19,222,000	19,946,000	56,874,000	58,932,000
Due after 10 years	183,858,000	187,592,000	171,203,000	175,633,000
Equity securities	3,148,000	3,164,000	—	—
	$212,148,000	$216,725,000	$236,611,000	$243,337,000
At March 31, 2017, securities with a fair value of $227,683,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $222,328,000 as of December 31, 2016 and $202,296,000 at March 31, 2016, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Proceeds from sales of securities	$3,000	$8,868,000
Gross realized gains	3,000	536,000
Gross realized losses	—	—
Net gain	$3,000	$536,000
Related income taxes	$1,000	$188,000

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2017, there were 311 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 13 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of March 31, 2017 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$10,824,000	$(317,000)	$—	$—	$10,824,000	$(317,000)
Mortgage-backed securities	198,068,000	(3,193,000)	2,432,000	(146,000)	200,500,000	(3,339,000)
State and political subdivisions	78,516,000	(4,134,000)	—	—	78,516,000	(4,134,000)
Other equity securities	—	—	62,000	(4,000)	62,000	(4,000)
	$287,408,000	$(7,644,000)	$2,494,000	$(150,000)	$289,902,000	$(7,794,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $133,000 at March 31, 2017. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2017 and 2016, and December 31, 2016, the Bank's investment in FHLB stock totaled $12,326,000, $12,838,000 and $10,893,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2017. The Bank will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of March 31, 2017 and 2016 and at December 31, 2016:

	March 31, 2017		December 31, 2016		March 31, 2016
Commercial
Real estate	$304,663,000	28.0%	$302,506,000	28.2%	$279,683,000	27.8%
Construction	28,775,000	2.6%	25,406,000	2.4%	20,138,000	2.0%
Other	158,507,000	14.4%	150,769,000	14.1%	133,629,000	13.3%
Municipal	28,327,000	2.6%	27,056,000	2.5%	19,042,000	1.9%
Residential
Term	421,202,000	38.7%	411,469,000	38.4%	405,495,000	40.3%
Construction	13,717,000	1.3%	18,303,000	1.7%	11,754,000	1.2%
Home equity line of credit	110,016,000	10.1%	110,907,000	10.4%	110,249,000	11.0%
Consumer	24,528,000	2.3%	25,110,000	2.3%	24,952,000	2.5%
Total	$1,089,735,000	100.0%	$1,071,526,000	100.0%	$1,004,942,000	100.0%
Loan balances include net deferred loan costs of $5,167,000 as of March 31, 2017, $4,921,000 as of December 31, 2016, and $4,053,000 as of March 31, 2016. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $254,512,000 at March 31, 2017, $257,122,000 at December 31, 2016, and $277,905,000 at March 31, 2016, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $285,464,000 at March 31, 2017, $261,463,000 at December 31, 2016, and $258,369,000 at March 31, 2016, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2017, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$142,000	$772,000	$1,823,000	$2,737,000	$301,926,000	$304,663,000	$—
Construction	20,000	—	—	20,000	28,755,000	28,775,000	—
Other	199,000	154,000	439,000	792,000	157,715,000	158,507,000	—
Municipal	—	—	—	—	28,327,000	28,327,000	—
Residential
Term	3,555,000	—	1,603,000	5,158,000	416,044,000	421,202,000	—
Construction	—	—	—	—	13,717,000	13,717,000	—
Home equity line of credit	392,000	167,000	773,000	1,332,000	108,684,000	110,016,000	—
Consumer	328,000	34,000	11,000	373,000	24,155,000	24,528,000	11,000
Total	$4,636,000	$1,127,000	$4,649,000	$10,412,000	$1,079,323,000	$1,089,735,000	$11,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,039,000	$22,000	$2,415,000	$3,476,000	$299,030,000	$302,506,000	$753,000
Construction	—	—	—	—	25,406,000	25,406,000	—
Other	202,000	33,000	796,000	1,031,000	149,738,000	150,769,000	20,000
Municipal	—	—	—	—	27,056,000	27,056,000	—
Residential
Term	631,000	3,970,000	1,802,000	6,403,000	405,066,000	411,469,000	—
Construction	—	—	—	—	18,303,000	18,303,000	—
Home equity line of credit	704,000	157,000	703,000	1,564,000	109,343,000	110,907,000	—
Consumer	135,000	45,000	4,000	184,000	24,926,000	25,110,000	4,000
Total	$2,711,000	$4,227,000	$5,720,000	$12,658,000	$1,058,868,000	$1,071,526,000	$777,000
Information on the past-due status of loans by class of financing receivable as of March 31, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$428,000	$376,000	$451,000	$1,255,000	$278,428,000	$279,683,000	$—
Construction	—	—	150,000	150,000	19,988,000	20,138,000	—
Other	323,000	110,000	—	433,000	133,196,000	133,629,000	—
Municipal	—	—	—	—	19,042,000	19,042,000	—
Residential
Term	2,321,000	62,000	2,400,000	4,783,000	400,712,000	405,495,000	411,000
Construction	—	—	—	—	11,754,000	11,754,000	—
Home equity line of credit	718,000	122,000	543,000	1,383,000	108,866,000	110,249,000	—
Consumer	176,000	26,000	41,000	243,000	24,709,000	24,952,000	41,000
Total	$3,966,000	$696,000	$3,585,000	$8,247,000	$996,695,000	$1,004,942,000	$452,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of March 31, 2017 and 2016 and at December 31, 2016 is presented in the following table:

	March 31, 2017	December 31, 2016	March 31, 2016
Commercial
Real estate	$2,625,000	$1,907,000	$920,000
Construction	—	—	180,000
Other	938,000	964,000	69,000
Municipal	—	—	—
Residential
Term	4,028,000	4,060,000	4,677,000
Construction	—	—	—
Home equity line of credit	909,000	843,000	841,000
Consumer	—	—	—
Total	$8,500,000	$7,774,000	$6,687,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2017 is presented in the following table:

				For the three months ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,949,000	$6,450,000	$—	$5,444,000	$51,000
Construction	—	—	—	—	—
Other	1,476,000	1,636,000	—	1,595,000	22,000
Municipal	—	—	—	—	—
Residential
Term	11,388,000	12,470,000	—	11,402,000	129,000
Construction	—	—	—	—	—
Home equity line of credit	1,422,000	1,752,000	—	1,376,000	9,000
Consumer	—	—	—	—	—
	$20,235,000	$22,308,000	$—	$19,817,000	$211,000
With an Allowance Recorded
Commercial
Real estate	$4,722,000	$4,908,000	$351,000	$4,741,000	$46,000
Construction	763,000	763,000	101,000	763,000	9,000
Other	234,000	272,000	39,000	125,000	4,000
Municipal	—	—	—	—	—
Residential
Term	1,872,000	2,020,000	251,000	2,077,000	23,000
Construction	—	—	—	—	—
Home equity line of credit	26,000	27,000	26,000	26,000	—
Consumer	—	—	—	—	—
	$7,617,000	$7,990,000	$768,000	$7,732,000	$82,000
Total
Commercial
Real estate	$10,671,000	$11,358,000	$351,000	$10,185,000	$97,000
Construction	763,000	763,000	101,000	763,000	9,000
Other	1,710,000	1,908,000	39,000	1,720,000	26,000
Municipal	—	—	—	—	—
Residential
Term	13,260,000	14,490,000	251,000	13,479,000	152,000
Construction	—	—	—	—	—
Home equity line of credit	1,448,000	1,779,000	26,000	1,402,000	9,000
Consumer	—	—	—	—	—
	$27,852,000	$30,298,000	$768,000	$27,549,000	$293,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2016 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,201,000	$5,614,000	$—	$6,252,000	$220,000
Construction	—	—	—	32,000	—
Other	1,671,000	1,852,000	—	1,074,000	86,000
Municipal	—	—	—	—	—
Residential
Term	11,483,000	12,654,000	—	11,025,000	442,000
Construction	—	—	—	—	—
Home equity line of credit	1,361,000	1,733,000	—	1,213,000	33,000
Consumer	—	—	—	9,000	—
	$19,716,000	$21,853,000	$—	$19,605,000	$781,000
With an Allowance Recorded
Commercial
Real estate	$4,820,000	$4,925,000	$505,000	$4,153,000	$186,000
Construction	763,000	763,000	100,000	816,000	36,000
Other	72,000	72,000	39,000	317,000	—
Municipal	—	—	—	—	—
Residential
Term	2,186,000	2,328,000	304,000	3,209,000	101,000
Construction	—	—	—	—	—
Home equity line of credit	26,000	28,000	26,000	69,000	—
Consumer	—	—	—	48,000	—
	$7,867,000	$8,116,000	$974,000	$8,612,000	$323,000
Total
Commercial
Real estate	$10,021,000	$10,539,000	$505,000	$10,405,000	$406,000
Construction	763,000	763,000	100,000	848,000	36,000
Other	1,743,000	1,924,000	39,000	1,391,000	86,000
Municipal	—	—	—	—	—
Residential
Term	13,669,000	14,982,000	304,000	14,234,000	543,000
Construction	—	—	—	—	—
Home equity line of credit	1,387,000	1,761,000	26,000	1,282,000	33,000
Consumer	—	—	—	57,000	—
	$27,583,000	$29,969,000	$974,000	$28,217,000	$1,104,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2016 is presented in the following table:

				For the three months ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,381,000	$7,712,000	$—	$7,221,000	$79,000
Construction	179,000	238,000	—	80,000	1,000
Other	1,097,000	1,137,000	—	1,121,000	8,000
Municipal	—	—	—	—	—
Residential
Term	10,543,000	11,541,000	—	10,715,000	91,000
Construction	—	—	—	—	—
Home equity line of credit	1,344,000	2,023,000	—	1,353,000	8,000
Consumer	—	—	—	—	—
	$20,544,000	$22,651,000	$—	$20,490,000	$187,000
With an Allowance Recorded
Commercial
Real estate	$3,129,000	$3,213,000	$69,000	$3,399,000	$36,000
Construction	788,000	788,000	96,000	926,000	8,000
Other	88,000	96,000	21,000	80,000	—
Municipal	—	—	—	—	—
Residential
Term	3,997,000	4,265,000	384,000	3,995,000	43,000
Construction	—	—	—	—	—
Home equity line of credit	64,000	65,000	29,000	83,000	1,000
Consumer	—	—	—	—	—
	$8,066,000	$8,427,000	$599,000	$8,483,000	$88,000
Total
Commercial
Real estate	$10,510,000	$10,925,000	$69,000	$10,620,000	$115,000
Construction	967,000	1,026,000	96,000	1,006,000	9,000
Other	1,185,000	1,233,000	21,000	1,201,000	8,000
Municipal	—	—	—	—	—
Residential
Term	14,540,000	15,806,000	384,000	14,710,000	134,000
Construction	—	—	—	—	—
Home equity line of credit	1,408,000	2,088,000	29,000	1,436,000	9,000
Consumer	—	—	—	—	—
	$28,610,000	$31,078,000	$599,000	$28,973,000	$275,000

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
As of March 31, 2017, the Company had 70 loans with a value of $21,121,000 that have been classified as TDRs. This compares to 71 loans with a value of $21,526,000 and 82 loans with a value of $23,628,000 classified as TDRs as of December 31, 2016 and March 31, 2016, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of March 31, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	10	$8,703,000	$82,000
Construction	1	763,000	101,000
Other	5	772,000	2,000
Municipal	—	—	—
Residential
Term	51	10,344,000	201,000
Construction	—	—	—
Home equity line of credit	3	539,000	—
Consumer	—	—	—
	70	$21,121,000	$386,000
The following table shows TDRs by class and the specific reserve as of December 31, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	10	$8,937,000	$375,000
Construction	1	763,000	100,000
Other	5	779,000	—
Municipal	—	—	—
Residential
Term	52	10,503,000	261,000
Construction	—	—	—
Home equity line of credit	3	544,000	—
Consumer	—	—	—
	71	$21,526,000	$736,000

The following table shows TDRs by class and the specific reserve as of March 31, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	14	$10,133,000	$65,000
Construction	1	788,000	96,000
Other	10	1,116,000	—
Municipal	—	—	—
Residential
Term	53	10,856,000	275,000
Construction	—	—	—
Home equity line of credit	4	735,000	—
Consumer	—	—	—
	82	$23,628,000	$436,000

As of March 31, 2017, nine of the loans classified as TDRs with a total balance of $1,651,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$658,000	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	7	826,000	—
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	9	$1,651,000	$—

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
For the three months ended March 31, 2017 and 2016, no loans were placed on TDR status.
As of March 31, 2017, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,524,000. There were also nine loans with an outstanding balance of $1,770,000 that were classified as TDRs and on non-accrual status, of which one loan with an outstanding balance of 658,000 was in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of March 31, 2017, there were 12 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,773,000; this compares to 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,399,000 as of March 31, 2016.
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

A breakdown of the allowance for loan losses as of March 31, 2017, December 31, 2016, and March 31, 2016, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2017	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$351,000	$1,631,000	$2,033,000	$—	$4,015,000
Construction	101,000	151,000	189,000	—	441,000
Other	39,000	840,000	1,046,000	—	1,925,000
Municipal	—	—	18,000	—	18,000
Residential
Term	251,000	282,000	436,000	—	969,000
Construction	—	9,000	15,000	—	24,000
Home equity line of credit	26,000	439,000	346,000	—	811,000
Consumer	—	337,000	236,000	—	573,000
Unallocated	—	—	—	1,591,000	1,591,000
	$768,000	$3,689,000	$4,319,000	$1,591,000	$10,367,000

As of December 31, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$505,000	$1,471,000	$2,012,000	$—	$3,988,000
Construction	100,000	125,000	171,000	—	396,000
Other	39,000	735,000	1,006,000	—	1,780,000
Municipal	—	—	18,000	—	18,000
Residential
Term	304,000	563,000	421,000	—	1,288,000
Construction	—	25,000	19,000	—	44,000
Home equity line of credit	26,000	444,000	337,000	—	807,000
Consumer	—	328,000	231,000	—	559,000
Unallocated	—	—	—	1,258,000	1,258,000
	$974,000	$3,691,000	$4,215,000	$1,258,000	$10,138,000

As of March 31, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$69,000	$1,236,000	$2,219,000	$—	$3,524,000
Construction	96,000	89,000	160,000	—	345,000
Other	21,000	592,000	1,063,000	—	1,676,000
Municipal	—	—	17,000	—	17,000
Residential
Term	384,000	630,000	460,000	—	1,474,000
Construction	—	19,000	14,000	—	33,000
Home equity line of credit	29,000	502,000	374,000	—	905,000
Consumer	—	413,000	241,000	—	654,000
Unallocated	—	—	—	1,591,000	1,591,000
	$599,000	$3,481,000	$4,548,000	$1,591,000	$10,219,000
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
The qualitative portion of the allowance for loan losses was 0.40% of related loans as of March 31, 2017 and 0.39% as of December 31, 2016. The qualitative portion increased $104,000 between December 31, 2016 and March 31, 2017 due to loan growth and a combination of some slippage in certain economic factors and internal loan quality measures.
The unallocated component of the allowance totaled $1,591,000 at March 31, 2017, or 15.3% of the total reserve. This compares to $1,258,000 or 12.4% as of December 31, 2016.
The allowance for loan losses as a percent of total loans stood at 0.95% as of March 31, 2017 and December 31, 2016. This compares to 1.02% as of March 31, 2016.
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

Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax anticipation notes. All municipal loans are considered general obligations of the municipality and are collateralized by the taxing ability of the municipality for repayment of debt.
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
Home equity lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner occupied one- to four-family homes, condominiums, or vacation homes. The home equity line of credit typically has a variable interest rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Loan maturities are normally 300 months. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to- value ratios usually not exceeding 80% inclusive of priority liens. Collateral valuation guidelines follow those for residential real state loans.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 27.8% of capital are below the regulatory limit of 100.0% of capital at March 31, 2017. Construction loans and non-owner-occupied commercial real estate loans are at 107.1% of total capital, below the regulatory limit of 300.0% of capital at March 31, 2017.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2017:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$2,000	$—	$499,000	$—	$501,000
2 Above Average	14,213,000	45,000	8,222,000	27,479,000	49,959,000
3 Satisfactory	83,021,000	2,051,000	47,724,000	848,000	133,644,000
4 Average	138,865,000	18,283,000	72,791,000	—	229,939,000
5 Watch	45,053,000	8,239,000	14,280,000	—	67,572,000
6 OAEM	4,036,000	—	5,661,000	—	9,697,000
7 Substandard	19,473,000	157,000	9,330,000	—	28,960,000
8 Doubtful	—	—	—	—	—
Total	$304,663,000	$28,775,000	$158,507,000	$28,327,000	$520,272,000

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2016:

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2017.

The following table presents allowance for loan losses activity by class for the three months ended March 31, 2017, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2017:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2017
Beginning balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000
Charge offs	164,000	—	—	—	53,000	—	7,000	103,000	—	327,000
Recoveries	—	—	11,000	—	14,000	—	—	31,000	—	56,000
Provision (credit)	191,000	45,000	134,000	—	(280,000)	(20,000)	11,000	86,000	333,000	500,000
Ending balance	$4,015,000	$441,000	$1,925,000	$18,000	$969,000	$24,000	$811,000	$573,000	$1,591,000	$10,367,000
Allowance for loan losses as of March 31, 2017
Ending balance specifically evaluated for impairment	$351,000	$101,000	$39,000	$—	$251,000	$—	$26,000	$—	$—	$768,000
Ending balance collectively evaluated for impairment	$3,664,000	$340,000	$1,886,000	$18,000	$718,000	$24,000	$785,000	$573,000	$1,591,000	$9,599,000
Related loan balances as of March 31, 2017
Ending balance	$304,663,000	$28,775,000	$158,507,000	$28,327,000	$421,202,000	$13,717,000	$110,016,000	$24,528,000	$—	$1,089,735,000
Ending balance specifically evaluated for impairment	$10,671,000	$763,000	$1,710,000	$—	$13,260,000	$—	$1,448,000	$—	$—	$27,852,000
Ending balance collectively evaluated for impairment	$293,992,000	$28,012,000	$156,797,000	$28,327,000	$407,942,000	$13,717,000	$108,568,000	$24,528,000	$—	$1,061,883,000

The following table presents allowance for loan losses activity by class for the year-ended December 31, 2016 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2016:

				Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction

Beginning balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Charge offs	294,000	75,000	376,000	—	379,000	—	147,000	450,000	—	1,721,000
Recoveries	—	8,000	129,000	—	93,000	—	5,000	108,000	—	343,000
Provision (credit)	1,162,000	(117,000)	575,000	1,000	183,000	20,000	56,000	335,000	(615,000)	1,600,000
Ending balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000

Ending balance specifically evaluated for impairment	$505,000	$100,000	$39,000	$—	$304,000	$—	$26,000	$—	$—	$974,000
Ending balance collectively evaluated for impairment	$3,483,000	$296,000	$1,741,000	$18,000	$984,000	$44,000	$781,000	$559,000	$1,258,000	$9,164,000

Ending balance	$302,506,000	$25,406,000	$150,769,000	$27,056,000	$411,469,000	$18,303,000	$110,907,000	$25,110,000	$—	$1,071,526,000
Ending balance specifically evaluated for impairment	$10,021,000	$763,000	$1,743,000	$—	$13,669,000	$—	$1,387,000	$—	$—	$27,583,000
Ending balance collectively evaluated for impairment	$292,485,000	$24,643,000	$149,026,000	$27,056,000	$397,800,000	$18,303,000	$109,520,000	$25,110,000	$—	$1,043,943,000

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

Note 5 – Stock-Based Compensation
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

As of March 31, 2017, 127,560 shares of restricted stock had been granted under the 2010 Plan, of which 71,086 shares remain restricted as of March 31, 2017 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2013	5.0	14,776	0.6
2014	5.0	10,422	1.6
2015	5.0	12,023	2.6
2016	5.0	15,015	3.6
2017	1.0	3,976	0.9
2017	3.0	4,902	2.9
2017	5.0	9,972	4.9
		71,086	2.5
The compensation cost related to these restricted stock grants is $1,428,000 and will be recognized over the vesting terms of each grant. In the three months ended March 31, 2017, $83,000 of expense was recognized for these restricted shares, leaving $911,000 in unrecognized expense as of March 31, 2017. In the three months ended March 31, 2016, $49,000 of expense was recognized for restricted shares, leaving $706,000 in unrecognized expense as of March 31, 2016.
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

Common Stock
Proceeds from sale of common stock totaled $185,000 and $121,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2017 and 2016:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2017
Net income as reported	$4,637,000
Basic EPS: Income available to common shareholders	4,637,000	10,734,281	$0.43
Effect of dilutive securities: restricted stock		73,623
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,637,000	10,807,904	$0.43
For the three months ended March 31, 2016
Net income as reported	$4,503,000
Basic EPS: Income available to common shareholders	4,503,000	10,699,440	$0.42
Effect of dilutive securities: restricted stock and warrants		95,672
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,503,000	10,795,112	$0.42

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
The following table presents the number of warrants outstanding as of March 31, 2016 and the amount for which the average market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
For the three months ended March 31, 2016
Warrants issued to private parties	226,819	226,819	—
Total	226,819	226,819	—

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2016. The amount for 2017 has not been established. The expense related to the 401(k) plan was $130,000 and $120,000 for the three months ended March 31, 2017 and 2016, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $54,000 for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the associated accrued liability included in other liabilities in the balance sheet was $3,045,000 compared to $3,073,000 and $3,082,000 at December 31, 2016 and March 31, 2016, respectively.

Post-Retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan currently provides a subsidy for health insurance premiums to certain retired employees and a future subsidy for seven active employees who were age 50 and over in 1996. These subsidies are based on years of service and range between $40 and $1,200 per month per person. The other plan provides life insurance coverage to certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The Company utilizes FASB ASC Topic 712 to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income (loss). The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$1,870,000	$1,967,000
Interest cost	19,000	21,000
Benefits paid	(32,000)	(30,000)
Benefit obligation at end of period	$1,857,000	$1,958,000
Funded status
Benefit obligation at end of period	$(1,857,000)	$(1,958,000)
Unamortized loss	102,000	240,000
Accrued benefit cost at end of period	$(1,755,000)	$(1,718,000)
The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2017	2016
Components of net periodic benefit cost
Interest cost	$19,000	$21,000
Net periodic benefit cost	$19,000	$21,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	March 31, 2017	December 31, 2016	March 31, 2016
Unamortized net actuarial loss	$(156,000)	$(156,000)	$(240,000)
Deferred tax benefit at 35%	54,000	54,000	84,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(102,000)	$(102,000)	$(156,000)

A weighted average discount rate of 4.25% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2017 are $126,000. Plan expense for 2017 is estimated to be $77,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016
Balance at beginning of period	$(935,000)	$1,123,000
Unrealized gains arising during the period	5,000	3,385,000
Reclassification of realized gains during the period	(3,000)	(536,000)
Related deferred taxes	(1,000)	(997,000)
Net change	1,000	1,852,000
Balance at end of period	$(934,000)	$2,975,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016
Balance at beginning of period	$(129,000)	$(112,000)
Amortization of net unrealized losses	(6,000)	(17,000)
Related deferred taxes	2,000	6,000
Net change	(4,000)	(11,000)
Balance at end of period	$(133,000)	$(123,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016
Balance at beginning of period	$1,163,000	$—
Unrealized gains on cash flow hedging derivatives arising during the period	96,000	—
Related deferred taxes	(33,000)	—
Net change	63,000	—
Balance at end of period	$1,226,000	$—

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016
Unrecognized postretirement benefits at beginning of period	$(102,000)	$(156,000)
Amortization of unrecognized transition obligation	—	—
Change in unamortized net actuarial gain (loss)	—	—
Related deferred taxes	—	—
Unrecognized postretirement benefits at end of period	$(102,000)	$(156,000)

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
The details of the interest rate swap agreements are as follows:

					As of March 31
					2017	2016
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.940%	$1,108,000	$—
$20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.893%	$778,000	—
$50,000,000					$1,886,000	$—
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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2017, the prepayment assumption using the PSA model was 200, which translates into an anticipated prepayment rate of 12.00%. The discount rate is the quarterly average 10 year U.S. Treasury plus 5.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2017 and 2016, servicing rights capitalized totaled $102,000 and $0, respectively. Servicing rights amortized for the three-month periods ended March 31, 2017 and 2016, were $95,000 and $97,000 respectively. The fair value of servicing rights was $1,853,000, $1,696,000 and $1,543,000 at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The Bank serviced loans for others totaling $251,865,000, $250,083,000 and $223,565,000 at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2017	December 31, 2016	March 31, 2016
Mortgage servicing rights	$4,491,000	$5,901,000	$5,747,000
Accumulated amortization	(3,415,000)	(4,680,000)	(4,716,000)
Impairment reserve	(22,000)	(108,000)	(107,000)
	$1,054,000	$1,113,000	$924,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2017 and 2016, and at December 31, 2016:

	March 31, 2017	December 31, 2016	March 31, 2016
Certificates of deposit < $100,000	$246,792,000	$195,115,000	$197,006,000
Certificates $100,000 to $250,000	236,971,000	240,904,000	226,644,000
Certificates $250,000 and over	43,286,000	40,601,000	49,062,000
	$527,049,000	$476,620,000	$472,712,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and that were measured at fair value on a recurring basis as of March 31, 2017, December 31, 2016 and March 31, 2016.

	At March 31, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$293,627,000	$—	$293,627,000
State and political subdivisions	—	15,705,000	—	15,705,000
Other equity securities	—	3,292,000	—	3,292,000
Total securities available for sale	—	312,624,000	—	312,624,000
Interest rate swap agreements	—	1,886,000	—	1,886,000
Total assets	$—	$314,510,000	$—	$314,510,000

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$280,604,000	$—	$280,604,000
State and political subdivisions	—	16,482,000	—	16,482,000
Other equity securities	—	3,330,000	—	3,330,000
Total securities available for sale	$—	$300,416,000	$—	$300,416,000
Interest rate swap agreements	$—	$1,790,000	$—	$1,790,000
Total assets	$—	$302,206,000	$—	$302,206,000

	At March 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$193,657,000	$—	$193,657,000
State and political subdivisions	—	19,904,000	—	19,904,000
Other equity securities	—	3,164,000	—	3,164,000
Total assets	$—	$216,725,000	$—	$216,725,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $78,000, $205,000 and $130,000 at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $356,000, $478,000 and $158,000 at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

	At March 31, 2017
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$525,000	$—	$525,000
Impaired loans	—	718,000	—	718,000
Total assets	$—	$1,243,000	$—	$1,243,000

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$375,000	$—	$375,000
Impaired loans	—	827,000	—	827,000
Total assets	$—	$1,202,000	$—	$1,202,000

	At March 31, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,592,000	$—	$1,592,000
Impaired loans	—	879,000	—	879,000
Total assets	$—	$2,471,000	$—	$2,471,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2017 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,600,000	$17,600,000	$17,600,000	$—	$—
Interest bearing deposits in other banks	3,272,000	3,272,000	3,272,000	—	—
Securities available for sale	312,624,000	312,624,000	—	312,624,000	—
Securities to be held to maturity	240,829,000	239,378,000	—	239,378,000	—
Restricted equity securities	13,363,000	13,363,000	—	13,363,000	—
Loans held for sale	979,000	979,000	—	979,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	299,920,000	295,039,000	—	424,000	294,615,000
Construction	28,254,000	27,794,000	—	—	27,794,000
Other	156,233,000	154,823,000	—	33,000	154,790,000
Municipal	28,306,000	28,737,000	—	—	28,737,000
Residential
Term	420,057,000	420,393,000	—	261,000	420,132,000
Construction	13,689,000	13,593,000	—	—	13,593,000
Home equity line of credit	109,058,000	107,823,000	—	—	107,823,000
Consumer	23,851,000	23,519,000	—	—	23,519,000
Total loans	1,079,368,000	1,071,721,000	—	718,000	1,071,003,000
Mortgage servicing rights	1,054,000	1,853,000	—	1,853,000	—
Interest rate swap agreements	1,886,000	1,886,000	—	1,886,000	—
Accrued interest receivable	6,854,000	6,854,000	—	6,854,000	—
Financial liabilities
Demand deposits	$181,188,000	$171,979,000	$—	$171,979,000	$—
NOW deposits	273,050,000	250,323,000	—	250,323,000	—
Money market deposits	142,220,000	130,374,000	—	130,374,000	—
Savings deposits	222,976,000	193,142,000	—	193,142,000	—
Local certificates of deposit	213,296,000	212,337,000	—	212,337,000	—
National certificates of deposit	313,753,000	313,833,000	—	313,833,000	—
Total deposits	1,346,483,000	1,271,988,000	—	1,271,988,000	—
Repurchase agreements	76,342,000	72,399,000	—	72,399,000	—
Federal Home Loan Bank advances	150,125,000	149,358,000	—	149,358,000	—
Total borrowed funds	226,467,000	221,757,000	—	221,757,000	—
Accrued interest payable	519,000	519,000	—	519,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2016 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,366,000	$17,366,000	$17,366,000	$—	$—
Interest bearing deposits in other banks	293,000	293,000	293,000	—	—
Securities available for sale	300,416,000	300,416,000	—	300,416,000	—
Securities to be held to maturity	226,828,000	225,537,000	—	225,537,000	—
Restricted equity securities	11,930,000	11,930,000	—	11,930,000	—
Loans held for sale	782,000	782,000	—	782,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	297,952,000	293,103,000	—	558,000	292,545,000
Construction	24,954,000	24,548,000	—	—	24,548,000
Other	148,737,000	147,394,000	—	33,000	147,361,000
Municipal	27,035,000	27,446,000	—	—	27,446,000
Residential
Term	409,999,000	410,327,000	—	236,000	410,091,000
Construction	18,253,000	18,125,000	—	—	18,125,000
Home equity line of credit	109,986,000	108,740,000	—	—	108,740,000
Consumer	24,472,000	24,131,000	—	—	24,131,000
Total loans	1,061,388,000	1,053,814,000	—	827,000	1,052,987,000
Mortgage servicing rights	1,113,000	1,696,000	—	1,696,000	—
Interest rate swap agreements	1,790,000	1,790,000	—	1,790,000	—
Accrued interest receivable	5,532,000	5,532,000	—	5,532,000	—
Financial liabilities
Demand deposits	$140,482,000	$133,342,000	$—	$133,342,000	$—
NOW deposits	282,971,000	259,418,000	—	259,418,000	—
Money market deposits	125,544,000	115,087,000	—	115,087,000	—
Savings deposits	217,340,000	188,260,000	—	188,260,000	—
Local certificates of deposit	210,316,000	209,370,000	—	209,370,000	—
National certificates of deposit	266,304,000	266,372,000	—	266,372,000	—
Total deposits	1,242,957,000	1,171,849,000	—	1,171,849,000	—
Repurchase agreements	84,174,000	79,827,000	—	79,827,000	—
Federal Home Loan Bank advances	194,727,000	193,733,000	—	193,733,000	—
Total borrowed funds	278,901,000	273,560,000	—	273,560,000	—
Accrued interest payable	479,000	479,000	—	479,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2016 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,533,000	$14,533,000	$14,533,000	$—	$—
Interest bearing deposits in other banks	6,372,000	6,372,000	6,372,000	—	—
Securities available for sale	216,725,000	216,725,000	—	216,725,000	—
Securities to be held to maturity	236,611,000	243,337,000	—	243,337,000	—
Restricted equity securities	13,875,000	13,875,000	—	13,875,000	—
Loans held for sale	224,000	224,000	—	224,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	275,510,000	272,302,000	—	—	272,302,000
Construction	19,729,000	19,499,000	—	—	19,499,000
Other	131,644,000	131,637,000	—	—	131,637,000
Municipal	19,022,000	19,994,000	—	—	19,994,000
Residential
Term	403,749,000	410,670,000	—	17,000	410,653,000
Construction	11,715,000	11,648,000	—	—	11,648,000
Home equity line of credit	109,177,000	108,274,000	—	862,000	107,412,000
Consumer	24,177,000	24,153,000	—	—	24,153,000
Total loans	994,723,000	998,177,000	—	879,000	997,298,000
Mortgage servicing rights	924,000	1,543,000	—	1,543,000	—
Accrued interest receivable	6,271,000	6,271,000	—	6,271,000	—
Financial liabilities
Demand deposits	$116,756,000	$116,614,000	$—	$116,614,000	$—
NOW deposits	240,112,000	230,934,000	—	230,934,000	—
Money market deposits	74,643,000	68,221,000	—	68,221,000	—
Savings deposits	205,218,000	187,346,000	—	187,346,000	—
Local certificates of deposit	207,664,000	209,455,000	—	209,455,000	—
National certificates of deposit	265,048,000	265,335,000	—	265,335,000	—
Total deposits	1,109,441,000	1,077,905,000	—	1,077,905,000	—
Repurchase agreements	91,399,000	88,442,000	—	88,442,000	—
Federal Home Loan Bank advances	185,132,000	186,398,000	—	186,398,000	—
Total borrowed funds	276,531,000	274,840,000	—	274,840,000	—
Accrued interest payable	495,000	495,000	—	495,000	—

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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated on the date the award is granted, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of the ASU did not have a material effect on the Company’s consolidated financial statements.
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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total which, as adjusted, increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2017 and 2016.

	For the three months ended March 31,
Dollars in thousands	2017	2016
Net interest income as presented	$11,476	$10,729
Effect of tax-exempt income	946	748
Net interest income, tax equivalent	$12,422	$11,477
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

	For the three months ended March 31,
Dollars in thousands	2017	2016
Non-interest expense, as presented	$7,698	$7,200
Net interest income, as presented	11,476	10,729
Effect of tax-exempt income	946	748
Non-interest income, as presented	2,843	2,964
Effect of non-interest tax-exempt income	83	89
Net securities gains	(3)	(536)
Adjusted net interest income plus non-interest income	$15,345	$13,994
Non-GAAP efficiency ratio	50.17%	51.45%
GAAP efficiency ratio	53.76%	52.58%
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

	For the three months ended March 31,
Dollars in thousands	2017	2016
Average shareholders' equity as presented	$175,597	$171,554
Less average intangible assets	(30,060)	(30,103)
Average tangible shareholders' common equity	$145,537	$141,451

Executive Summary
Net income for the three months ended March 31, 2017 was $4.6 million, up $134,000 or 3.0% from the same period in 2016. Earnings per common share on a fully diluted basis were $0.43 for the three months ended March 31, 2017, up $0.01 or 2.4% from the $0.42 posted for the same period in 2016. Compared to the previous quarter, net income was up $317,000 or 7.3% and earnings per common share on a fully diluted basis were up $0.03 or 7.5%.
This was the best quarter in the Company's history. The spread business - what we earn on loans and investments less what we pay for funding - remains our core business, and increased net interest income resulting from strong growth in earning assets continues to drive our performance. In addition, these record quarterly earnings were achieved without relying on securities gains compared to $536,000 of gains in the first quarter of 2016. We maintained the quarterly dividend at 23 cents per share in the first quarter and we continue to pay out more than half of our net income to our shareholders in the form of cash dividends.
Net interest income on a tax-equivalent basis was up $945,000 or 8.2% in the three months ended March 31, 2017 compared to the same period in 2016, with all of the increase attributable to growth in earning assets, which fully offset our net interest margin slipping to 3.05% in 2017 versus 3.13% in 2016.
Non-interest income for the three months ended March 31, 2017 was $121,000 or 4.1% lower than in the three months ended March 31, 2016. This was primarily due to a lower level of gains from sale of securities. This was partly offset, however, by a $203,000 or 157.4% increase in mortgage origination and servicing income. Non-interest expense for the three months ended March 31, 2017 was $498,000 or 6.9% higher than in the same period in 2016, primarily due to higher employee costs and increased furniture and equipment expense.
Credit quality remains strong. Non-performing assets stood at 0.52% of total assets as of March 31, 2017 - slightly below the 0.53% of total assets as of March 31, 2016 and slightly up from 0.48% as of December 31, 2016. Total past-due loans were 0.96% of total loans as of March 31, 2017, down from 1.18% of total loans as of December 31, 2016 and up from 0.82% as of March 31, 2016.
The provision for loan losses for the first three months of 2017 was $500,000, $125,000 or 33.3% higher than in the same period in 2016. Net loan chargeoffs for the three months ended March 31, 2017 were $271,000 or 0.10% of average loans on an annualized basis. This was up $199,000 from net chargeoffs of $72,000 or 0.03% of average loans on an annualized basis for the three months ended March 31, 2016. The allowance for loan losses increased $229,000 between December 31, 2016 and March 31, 2017, and is 0.95% of loans outstanding as of March 31, 2017, even with December 31, 2016 and down from 1.02% as of March 31, 2016.
Strong growth has been seen on both sides of the balance sheet in the first quarter and over the past year. Total assets have increased $51.0 million or 3.0% year-to-date. The loan portfolio increased $18.2 million or 1.7% in the three months ended March 31, 2017 and $84.8 million or 8.4% from a year ago. The majority of the loan growth has been in commercial and municipal loans, with modest growth in other loan categories. The investment portfolio has increased $27.6 million year-to-date and increased $99.6 million or 21.3% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $36.4 million or 5.7% year-to-date and increased $115.1 million or 20.5% over the past year due to significant in flows of municipal deposits. Local certificates of deposit ("CDs") increased $5.6 million and wholesale CDs increased $44.8 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.53%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 12.92% for the three months ended March 31, 2017 compared to 12.80% for the same period in 2016. Based upon December 31, 2016 data, our return on average tangible common equity was in the top 18% of all banks in the UBPR peer group, which had an average return on equity of 9.55%. Our efficiency ratio continues to be an important component in our overall performance and stood at 50.17% for the three months ended March 31, 2017 compared to 51.45% for the same period in 2016. This ratio remains well below the UBPR peer group average of 63.70% as of December 31, 2016.

Net Interest Income
Total interest income of $14.5 million for the three months ended March 31, 2017 was an increase of $1.2 million or 9.2% compared to total interest income of $13.3 million for the same period of 2016. Total interest expense of $3.0 million for the three months ended March 31, 2017 was an increase of $468,000 or 18.4% compared to total interest expense for the three months ended March 31, 2016. As a result, net interest income of $11.5 million for the three months ended March 31, 2017 was an increase of $747,000 or 7.0% compared to net interest income of $10.7 million for the same period ended March 31, 2016. The Company's net interest margin on a tax-equivalent basis decreased from 3.13% for the three months ended March 31, 2016 to 3.05% for the three months ended March 31, 2017. Tax-exempt interest income amounted to $1.8 million for the three months ended March 31, 2017 and $1.4 million for the same period of 2016.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2017 and 2016. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2017 and 2016.

	For the three months ended
	March 31, 2017		March 31, 2016
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$15	0.80%	$3	0.56%
Investments	4,670	3.39%	4,207	3.57%
Loans held for sale	6	4.52%	3	3.74%
Loans	10,746	4.03%	9,811	3.96%
Total interest income	15,437	3.79%	14,024	3.83%
Interest expense
Deposits	1,994	0.71%	1,353	0.58%
Other borrowings	1,021	1.66%	1,194	1.45%
Total interest expense	3,015	0.89%	2,547	0.81%
Net interest income	$12,422		$11,477
Interest rate spread		2.90%		3.02%
Net interest margin		3.05%		3.13%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2017 compared to 2016. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2017 and 2016.

For the three months ended March 31, 2017 compared to 2016
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$8	$1	$3	$12
Investment securities	762	(253)	(46)	463
Loans held for sale	2	1	—	3
Loans	838	89	8	935
Change in interest income	1,610	(162)	(35)	1,413
Interest expense
Deposits	283	297	61	641
Other borrowings	(295)	163	(41)	(173)
Change in interest expense	(12)	460	20	468
Change in net interest income	$1,622	$(622)	$(55)	$945
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months and quarters ended March 31, 2017 and 2016.

	For the three months ended
Dollars in thousands	March 31, 2017	March 31, 2016
Assets
Cash and cash equivalents	$16,409	$16,836
Interest-bearing deposits in other banks	7,589	2,163
Securities available for sale	312,227	220,196
Securities to be held to maturity	233,438	238,666
Restricted equity securities, at cost	13,674	14,710
Loans held for sale	538	323
Loans	1,082,673	997,467
Allowance for loan losses	(10,240)	(10,075)
Net loans	1,072,433	987,392
Accrued interest receivable	5,884	5,249
Premises and equipment	22,053	21,669
Other real estate owned	346	1,697
Goodwill	29,805	29,805
Other assets	35,926	32,190
Total Assets	$1,750,322	$1,570,896

Liabilities & Shareholders' Equity
Demand deposits	$180,817	$117,897
NOW deposits	268,470	235,021
Money market deposits	135,151	80,326
Savings deposits	219,880	205,878
Certificates of deposit	508,513	415,236
Total deposits	1,312,831	1,054,358
Borrowed funds – short term	128,918	151,399
Borrowed funds – long term	120,125	179,507
Dividends payable	1,287	936
Other liabilities	11,564	13,142
Total Liabilities	1,574,725	1,399,342
Shareholders' Equity:
Common stock	108	108
Additional paid-in capital	60,838	59,936
Retained earnings	114,601	109,355
Net unrealized gain (loss) on securities available for sale	(847)	2,427
Net unrealized loss on securities transferred from available for sale to held to maturity	(131)	(116)
Net unrealized gain on cash flow hedging derivative instruments	1,130	—
Net unrealized loss on postretirement benefit costs	(102)	(156)
Total Shareholders' Equity	175,597	171,554
Total Liabilities & Shareholders' Equity	$1,750,322	$1,570,896

Non-Interest Income
Non-interest income of $2.8 million for the three months ended March 31, 2017 is a decrease of $121,000 compared to the same period in 2016. This was primarily due to a lower level of gains from sale of securities. This was offset, however, by a $203,000 or 157.4% increase in mortgage origination and servicing income.
Non-Interest Expense
Non-interest expense of $7.7 million for the three months ended March 31, 2017 is an increase of 6.9% or $498,000 compared to non-interest expense of $7.2 million for the same period in 2016, primarily due to higher employee costs and increased furniture and equipment expense. The Company's efficiency ratio stood at 50.17% for the three months ended March 31, 2017 down from 51.45% for the same period in 2016.
Income Taxes
Income taxes on operating earnings were $1.5 million for the three months ended March 31, 2017, down $131,000 from the same period in 2016. While net income was higher for the three months ended March 31, 2017 compared to the same period 2016, tax exempt income was also higher, resulting in lower income tax expense for the three months ended March 31, 2017 compared to the same period in 2016.
Investments
The Company's investment portfolio increased by $27.6 million between December 31, 2016, and March 31, 2017. Investment purchases totaled $133.7 million during the period while maturities, payments and calls totaled $106.6 million. This activity was unusually high for a single quarter due to the purchase and maturity of $80.0 million of short-term U.S. Treasury bills to meet collateralization requirements for municipal deposits. As of March 31, 2017, mortgage-backed securities had a carrying value of $322.7 million and a fair value of $323.5 million. Of this total, securities with a fair value of $178.2 million or 55.1% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $145.3 million or 44.9% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $133,000 at March 31, 2017. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2017 and 2016 and December 31, 2016.

Dollars in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Securities available for sale
Mortgage-backed securities	$293,627	$280,604	$193,657
State and political subdivisions	15,705	16,482	19,904
Other equity securities	3,292	3,330	3,164
	$312,624	$300,416	$216,725
Securities to be held to maturity
U.S. government-sponsored agencies	$12,050	$11,943	$68,009
Mortgage-backed securities	29,093	31,201	39,828
State and political subdivisions	195,386	179,384	124,474
Corporate securities	4,300	4,300	4,300
	$240,829	$226,828	$236,611
Restricted equity securities
Federal Home Loan Bank Stock	$12,326	$10,893	$12,838
Federal Reserve Bank Stock	1,037	1,037	1,037
	$13,363	$11,930	$13,875
Total securities	$566,816	$539,174	$467,211

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2017. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,253	3.03%
Due after 10 years	—	0.00%	7,797	3.34%
Total	—	0.00%	12,050	3.23%
Mortgage-Backed Securities
Due in 1 year or less	43	2.66%	3	0.20%
Due in 1 to 5 years	1,388	2.90%	3,951	2.46%
Due in 5 to 10 years	29,475	2.73%	10,793	2.91%
Due after 10 years	262,721	2.44%	14,346	3.99%
Total	293,627	2.47%	29,093	3.38%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	600	6.43%
Due in 1 to 5 years	565	6.14%	8,262	6.19%
Due in 5 to 10 years	2,996	6.20%	23,773	5.80%
Due after 10 years	12,144	5.54%	162,751	4.63%
Total	15,705	5.69%	195,386	4.84%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.19%
Equity Securities	3,292	0.45%	—	0.00%
	$312,624	2.61%	$240,829	4.59%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at March 31, 2017 amounted to $7.8 million, or 1.41% of the amortized cost of the total securities portfolio. At December 31, 2016 this amount was $7.6 million, or 1.44% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of March 31, 2017, the Company had temporarily impaired securities with a fair value of $289.9 million and unrealized losses of $7.8 million, as identified in the table below. This was up from December 31, 2016 as a result of a shift in the yield curve and a corresponding decrease in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $2.5 million as of March 31, 2017, compared with $3.0 million at December 31, 2016. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2017:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$10,824	$(317)	$—	$—	$10,824	$(317)
Mortgage-backed securities	$198,068	$(3,193)	$2,432	$(146)	$200,500	$(3,339)
State and political subdivisions	78,516	(4,134)	—	—	78,516	(4,134)
Other equity securities	—	—	62	(4)	62	(4)
	$287,408	$(7,644)	$2,494	$(150)	$289,902	$(7,794)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2017, there were $317,000 unrealized losses on these securities compared to $233,000 unrealized losses as of December 31, 2016. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at March 31, 2017.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2017, there were $3.3 million of unrealized losses on these securities compared with $3.3 million at December 31, 2016. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2017 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2017. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2017, there were $4.1 million of unrealized losses on these securities compared to $4.1 million at December 31, 2016. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At March 31, 2017, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2017 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2017. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of March 31, 2017, or at December 31, 2016. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2017, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other equity securities. As of March 31, 2017, the total unrealized losses on other equity securities amounted to $4,000 compared with $7,000 at December 31, 2016. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at March 31, 2017.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2017, 2016 and December 31, 2016, the Bank's investment in FHLB stock totaled $12.3 million, $12.8 million and $10.9 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2017. The Bank will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2017, the Bank had $979,000 in loans held for sale. This compares to $782,000 in loans held for sale at December 31, 2016 and $224,000 in loans held for sale at March 31, 2016. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first three months of 2017, with total loans at $1.09 billion at March 31, 2017, up $18.2 million or 1.7% from total loans of $1.07 billion at December 31, 2016. Commercial loans increased $13.3 million or 2.8% between December 31, 2016 and March 31, 2017, municipal loans increased $1.3 million or 4.7%, residential term loans increased $9.7 million and home equity lines of credit decreased $891,000.
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
Construction, both commercial and residential, at 27.8% of capital are well under the regulatory guidance of 100.0% of capital at March 31, 2017. Construction loans and non-owner-occupied commercial real estate loans are at 107.1% of total capital, well under the regulatory guidance of 300.0% of capital at March 31, 2017.
The following table summarizes the loan portfolio, by class, at March 31, 2017 and 2016 and December 31, 2016.

Dollars in thousands	March 31, 2017		December 31, 2016		March 31, 2016
Commercial
Real estate	$304,663	28.0%	$302,506	28.2%	$279,683	27.8%
Construction	28,775	2.6%	25,406	2.4%	20,138	2.0%
Other	158,507	14.4%	150,769	14.1%	133,629	13.3%
Municipal	28,327	2.6%	27,056	2.5%	19,042	1.9%
Residential
Term	421,202	38.7%	411,469	38.4%	405,495	40.3%
Construction	13,717	1.3%	18,303	1.7%	11,754	1.2%
Home equity line of credit	110,016	10.1%	110,907	10.4%	110,249	11.0%
Consumer	24,528	2.3%	25,110	2.3%	24,952	2.5%
Total loans	$1,089,735	100.0%	$1,071,526	100.0%	$1,004,942	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2017.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$4,973	$12,908	$35,050	$251,732	$304,663
Construction	3,119	3,756	2,658	19,242	28,775
Other	17,246	44,493	45,612	51,156	158,507
Municipal	3,105	6,366	15,442	3,414	28,327
Residential
Term	1,265	6,055	22,299	391,583	421,202
Construction	919	39	52	12,707	13,717
Home equity line of credit	385	385	2,034	107,212	110,016
Consumer	8,907	3,769	2,465	9,387	24,528
Total loans	$39,919	$77,771	$125,612	$846,433	$1,089,735
The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2017.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$30,656	2.8%	$274,007	25.2%	$304,663	28.0%
Construction	6,640	0.6%	22,135	2.0%	28,775	2.6%
Other	66,605	6.1%	91,902	8.3%	158,507	14.4%
Municipal	26,674	2.4%	1,653	0.2%	28,327	2.6%
Residential
Term	296,737	27.3%	124,465	11.4%	421,202	38.7%
Construction	13,665	1.3%	52	0.0%	13,717	1.3%
Home equity line of credit	577	0.1%	109,439	10.0%	110,016	10.1%
Consumer	18,680	1.8%	5,848	0.5%	24,528	2.3%
Total loans	$460,234	42.4%	$629,501	57.6%	$1,089,735	100.0%

Loan Concentrations
As of March 31, 2017, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.
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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2017, impaired loans with specific reserves totaled $7.6 million and the amount of such reserves was $768,000. This compares to impaired loans with specific reserves of $7.9 million at December 31, 2016 and the amount of such reserves was $974,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2017 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of March 31, 2017 and 2016 and December 31, 2016. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2017		December 31, 2016		March 31, 2016
Commercial
Real estate	$4,015	28.0%	$3,988	28.2%	$3,524	27.8%
Construction	441	2.6%	396	2.4%	345	2.0%
Other	1,925	14.4%	1,780	14.1%	1,676	13.3%
Municipal	18	2.6%	18	2.5%	17	1.9%
Residential
Term	969	38.7%	1,288	38.4%	1,474	40.3%
Construction	24	1.3%	44	1.7%	33	1.2%
Home equity line of credit	811	10.1%	807	10.4%	905	11.0%
Consumer	573	2.3%	559	2.3%	654	2.5%
Unallocated	1,591	—%	1,258	—%	1,591	—%
Total	$10,367	100.0%	$10,138	100.0%	$10,219	100.0%

The allowance for loan losses totaled $10.4 million at March 31, 2017, compared to $10.1 million as of December 31, 2016 and $10.2 million as of March 31, 2016. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $206,000 in the first three months of 2017 from $974,000 at December 31, 2016 to $768,000 at March 31, 2017. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $2,000 in the first three months of 2017, essentially remaining steady. The portion of the reserve based on qualitative factors increased by $104,000 in the first three months of 2017 due to loan growth and a combination of some slippage in certain economic factors and internal loan quality measures. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $333,000 increase in unallocated reserves in the first three months of 2017 from $1.3 million at December 31, 2016 to $1.6 million at March 31, 2017.

A breakdown of the allowance for loan losses as of March 31, 2017, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$351	$1,631	$2,033	$—	$4,015
Construction	101	151	189	—	441
Other	39	840	1,046	—	1,925
Municipal	—	—	18	—	18
Residential
Term	251	282	436	—	969
Construction	—	9	15	—	24
Home equity line of credit	26	439	346	—	811
Consumer	—	337	236	—	573
Unallocated	—	—	—	1,591	1,591
	$768	$3,689	$4,319	$1,591	$10,367
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $500,000 for the first three months of 2017, an increase of $125,000 from the first three months of 2016. Net chargeoffs were $271,000 in the first three months of 2017 compared to net chargeoffs of $72,000 in the first three months of 2016. Our allowance as a percentage of outstanding loans was 0.95% as of March 31, 2017, even with December 31, 2016, and down from 1.02% as of March 31, 2016.

The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016:

Dollars in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Balance at the beginning of year	$10,138	$9,916	$9,916
Loans charged off:
Commercial
Real estate	164	294	—
Construction	—	75	58
Other	—	376	—
Municipal	—	—	—
Residential
Term	53	379	20
Construction	—	—	—
Home equity line of credit	7	147	49
Consumer	103	450	63
Total	327	1,721	190
Recoveries on loans previously charged off
Commercial
Real estate	—	—	—
Construction	—	8	—
Other	11	129	20
Municipal	—	—	—
Residential
Term	14	93	65
Construction	—	—	—
Home equity line of credit	—	5	1
Consumer	31	108	32
Total	56	343	118
Net loans charged off	271	1,378	72
Provision for loan losses	500	1,600	375
Balance at end of period	$10,367	$10,138	$10,219
Ratio of net loans charged off to average loans outstanding[1]	0.10%	0.13%	0.03%
Ratio of allowance for loan losses to total loans outstanding	0.95%	0.95%	1.02%
1 Annualized using a 365-day basis for 2017 and a 366-day basis for 2016.
Management believes the allowance for loan losses is appropriate as of March 31, 2017. In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.78% at March 31, 2017 compared to 0.73% at December 31, 2016 and 0.67% at March 31, 2016. The following table shows the distribution of nonperforming loans by class as of March 31, 2017 and 2016 and December 31, 2016:

Dollars in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Commercial
Real estate	$2,625	$1,907	$920
Construction	—	—	180
Other	938	964	69
Municipal	—	—	—
Residential
Term	4,028	4,060	4,677
Construction	—	—	—
Home equity line of credit	909	843	841
Consumer	—	—	—
Total nonperforming loans	$8,500	$7,774	$6,687
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2017, loans 90 or more days past due and still accruing interest totaled $11,000, compared to $777,000 at December 31, 2016 and $452,000 at March 31, 2016.
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
Our overall level of TDRs decreased during the first three months of 2017. As of March 31, 2017, we had 70 loans with a value of $21.1 million that have been restructured. This compares to 71 loans with a value of $21.5 million and 82 loans with a value of $23.6 million classified as TDRs as of December 31, 2016 and March 31, 2016, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2016 and March 31, 2017:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2016	71	$21,526
Added in 2017	—	—
Removed in 2017	(1)	(46)
Repayments in 2017	—	(359)
Total at March 31, 2017	70	$21,121

As of March 31, 2017, 57 loans with an aggregate balance of $18.7 million were performing under the modified terms, four loans with an aggregate balance of $631,000 were more than 30 days past due and accruing and nine loans with an aggregate balance of $1.8 million were on nonaccrual. As a percentage of aggregate outstanding balance, 88.6% were performing under the modified terms, 3.0% were more than 30 days past due and accruing and 8.4% were on nonaccrual. The performance status of all TDRs as of March 31, 2017, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$8,045	$—	$658	$8,703
Construction	763	—	—	763
Other	772	—	—	772
Municipal	—	—	—	—
Residential
Term	8,768	464	1,112	10,344
Construction	—	—	—	—
Home equity line of credit	372	167	—	539
Consumer	—	—	—	—
	$18,720	$631	$1,770	$21,121
Percent of balance	88.6%	3.0%	8.4%	100.0%
Number of loans	57	4	9	70
Associated specific reserve	$374	$—	$12	$386

Residential TDRs (including home equity lines of credit) as of March 31, 2017 included 54 loans with an aggregate balance of $10.8 million, and the modifications granted fell into five major categories. Loans totaling $6.9 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $583,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $2.0 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.4 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of March 31, 2017 were comprised of 16 loans with a balance of $10.2 million. Of this total, 12 loans with an aggregate balance of $7.2 million had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $1.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining two loans with an aggregate balance of $1.2 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of March 31, 2017, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.5 million. There were also nine loans with an outstanding balance of $1.8 million that were classified as TDRs and on non-accrual status, of which one loan with an outstanding balance of 658,000 was in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $27.9 million at March 31, 2017, and have increased $269,000 from December 31, 2016. The number of impaired loans was 134 for both periods. Impaired commercial loans increased $617,000 between December 31, 2016 and March 31, 2017. The specific allowance for impaired commercial loans decreased from $644,000 at December 31, 2016 to $491,000 as of March 31, 2017, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2016 to March 31, 2017, impaired residential loans decreased $409,000 and impaired home equity lines of credit increased $61,000.
The following table sets forth impaired loans as of March 31, 2017 and 2016 and December 31, 2016:

Dollars in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Commercial
Real estate	$10,671	$10,021	$10,510
Construction	763	763	967
Other	1,710	1,743	1,185
Municipal	—	—	—
Residential
Term	13,260	13,669	14,540
Construction	—	—	—
Home equity line of credit	1,448	1,387	1,408
Consumer	—	—	—
Total	$27,852	$27,583	$28,610
Past Due Loans
The Bank's overall loan delinquency ratio was 0.96% at March 31, 2017 compared to 1.18% at December 31, 2016 and 0.82% at March 31, 2016. Loans 90 days delinquent and accruing decreased from $777,000 at December 31, 2016 to $11,000 as of March 31, 2017. The following table sets forth loan delinquencies as of March 31, 2017 and 2016 and December 31, 2016:

Dollars in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Commercial
Real estate	$2,737	$3,476	$1,255
Construction	20	—	150
Other	792	1,031	433
Municipal	—	—	—
Residential
Term	5,158	6,403	4,783
Construction	—	—	—
Home equity line of credit	1,332	1,564	1,383
Consumer	373	184	243
Total	$10,412	$12,658	$8,247
Loans 30-89 days past due to total loans	0.53%	0.65%	0.46%
Loans 90+ days past due and accruing to total loans	0.00%	0.07%	0.04%
Loans 90+ days past due on non-accrual to total loans	0.43%	0.46%	0.31%
Total past due loans to total loans	0.96%	1.18%	0.82%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2017, there were three potential problem loans with a balance of $93,000 or 0.009% of total loans. This compares to six loans with a balance of $1.1 million or 0.10% of total loans at December 31, 2016.
As of March 31, 2017, there were 22 loans in the process of foreclosure with a total balance of $4.0 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2017, there were seven properties owned with a net OREO balance of $525,000, net of an allowance for losses of $78,000, compared to December 31, 2016 when there were six properties owned with a net OREO balance of $375,000, net of an allowance for losses of $205,000 and March 31, 2016 when there were 14 properties owned with a net OREO balance of $1.6 million, net of an allowance for losses of $130,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	28	28	28
Other	—	170	501
Municipal	—	—	—
Residential
Term	575	382	1,193
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$603	$580	$1,722
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	11	11	11
Other	—	127	45
Municipal	—	—	—
Residential
Term	67	67	74
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$78	$205	$130
Net Value
Commercial
Real estate	$—	$—	$—
Construction	17	17	17
Other	—	43	456
Municipal	—	—	—
Residential
Term	508	315	1,119
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$525	$375	$1,592

Liquidity Management
As of March 31, 2017, the Bank had primary sources of liquidity of $202.8 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $391.0 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 75.0% of total average assets in the first three months of 2017. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first three months of 2017, total deposits increased by $103.5 million or 8.3% from December 31, 2016 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $36.4 million or 5.7% in the first three months of 2017, money market deposits increased $16.7 million or 13.3%, and certificates of deposit increased $50.4 million or 10.6%. Between March 31, 2016 and March 31, 2017, total deposits increased by $237.0 million or 21.4%. Low-cost deposits increased by $115.1 million or 20.5%, money market accounts increased $67.6 million or 90.5%, and certificates of deposit increased $54.3 million or 11.5%. The increase in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation as well as due to significant in flows of municipal deposits.. The majority of the change in certificates of deposit both year-to-date and year-over-year was primarily from a shift in funding strategy between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2017, borrowed funds decreased $52.4 million or 18.8% from December 31, 2016. Between March 31, 2016 and March 31, 2017, borrowed funds decreased by $50.1 million or 18.1%. This is due to the above mentioned shift in funding strategy between borrowed funds and certificates of deposit.
Shareholders' Equity
Shareholders' equity as of March 31, 2017 was $174.9 million, compared to $172.5 million as of December 31, 2016 and $171.5 million as of March 31, 2016. The Company's earnings in the first three months of 2017, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", was virtually the same as December 31, 2016 and now stands at a $934,000.
A cash dividend of $0.23 per share was declared in the first quarter of 2017. This is equal to what was paid in the past three quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 53.49% for the first three months of 2017 compared to 52.38% for the same period in 2016. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2017 is this year's net income plus $13.6 million.
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
The Company met each of the well-capitalized ratio guidelines at March 31, 2017. The following tables indicate the capital ratios for the Bank and the Company at March 31, 2017 and December 31, 2016.

As of March 31, 2017	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.34%	14.34%	14.34%	15.39%
Company	8.42%	14.48%	14.48%	15.53%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2016	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.63%	14.50%	14.50%	15.55%
Company	8.71%	14.64%	14.64%	15.69%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

At March 31, 2017, the Company had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $50.0 million and an unrealized gain of $1.9 million. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At March 31, 2017, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2017:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$226,467	$106,342	$85,000	$10,000	$25,125
Operating leases	357	151	144	31	31
Certificates of deposit	527,049	375,145	90,219	61,685	—
Total	$753,873	$481,638	$175,363	$71,716	$25,156
Total loan commitments and unused lines of credit	$135,190	$135,190	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2017 was -1.39% of total assets compared to +0.77% of total assets at December 31, 2016. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2017, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$26,247	$52,760	$198,628	$275,818
Restricted stock, at cost	10,893	—	—	1,037
Loans held for sale	—	—	—	979
Loans	394,802	154,865	391,513	148,555
Other interest-earning assets	—	22,423	—	—
Non-rate-sensitive assets	11,755	—	—	73,553
Total assets	443,697	230,048	590,141	499,942
Interest-bearing deposits	410,739	128,648	181,038	496,172
Borrowed funds	101,342	50,000	75,000	125
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	280,814
Total liabilities and equity	513,981	184,348	288,388	777,111
Period gap	$(70,284)	$45,700	$301,753	$(277,169)
Percent of total assets	(3.98)%	2.59%	17.11%	(15.71)%
Cumulative gap (current)	$(70,284)	$(24,584)	$277,169	$—
Percent of total assets	(3.98)%	(1.39)%	15.71%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.01% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.89% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 1.44% in a falling-rate scenario, and lower than that earned in a stable rate environment by 3.16% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2017 and December 31, 2016 is presented in the following table:

Changes in Net Interest Income	March 31, 2017	December 31, 2016
Year 1
Projected change if rates decrease by 1.0%	-0.01%	-0.38%
Projected change if rates increase by 2.0%	-3.89%	-3.06%
Year 2
Projected change if rates decrease by 1.0%	1.44%	0.48%
Projected change if rates increase by 2.0%	-3.16%	1.18%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2017, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2017, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates may increase sometime in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2017, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the three months ended March 31, 2017:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2017	668	28.91	—	—
February 2017	52	27.53	—	—
March 2017	4,538	27.47	—	—
	5,258	27.65

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
Exhibit 3.5 Conformed Copy of the Company's Bylaws (incorporated by reference to Exhibit 3.5 to the Company's Form 10-K filed March 9, 2017).
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

Date: May 9, 2017

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: May 9, 2017