Form 10-Q
period 2017-06-30
First Bancorp, Inc /ME/
filed 2017-08-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2017
Common Stock: 10,822,509 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 19
Note 5 – Stock-Based Compensation	Page 27
Note 6 – Preferred and Common Stock	Page 28
Note 7 – Earnings Per Share	Page 29
Note 8 – Employee Benefit Plans	Page 29
Note 9 - Other Comprehensive Income (Loss)	Page 31
Note 10 - Financial Derivative Instruments	Page 33
Note 11 – Mortgage Servicing Rights	Page 33
Note 12 – Income Taxes	Page 34
Note 13 - Certificates of Deposit	Page 34
Note 14 – Reclassifications	Page 34
Note 15 – Fair Value Disclosures	Page 34
Note 16 – Impact of Recently Issued Accounting Standards	Page 41
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 44
Forward-Looking Statements	Page 44
Critical Accounting Policies	Page 44
Use of Non-GAAP Financial Measures	Page 45
Executive Summary	Page 47
Net Interest Income	Page 48
Average Daily Balance Sheets	Page 51
Non-Interest Income	Page 52
Non-Interest Expense	Page 52
Income Taxes	Page 52
Investments	Page 52
Impaired Securities	Page 54
Federal Home Loan Bank Stock	Page 56
Loans and Loans Held for Sale	Page 56
Credit Risk Management and Allowance for Loan Losses	Page 58
Non-Performing Loans and Troubled Debt Restructured	Page 62
Impaired Loans	Page 65
Past Due Loans	Page 65
Potential Problem Loans and Loans in Process of Foreclosure	Page 65
Other Real Estate Owned	Page 66
Liquidity Management	Page 67
Deposits	Page 68
Borrowed Funds	Page 68

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarters ended June 30,
except for per share amounts	2017	2016	2017	2016
Summary of Operations
Interest Income	$29,493	$26,876	$15,002	$13,600
Interest Expense	6,352	5,196	3,337	2,649
Net Interest Income	23,141	21,680	11,665	10,951
Provision for Loan Losses	1,000	750	500	375
Non-Interest Income	5,845	5,970	3,002	3,006
Non-Interest Expense	15,338	14,445	7,640	7,245
Net Income	9,520	9,127	4,883	4,624
Per Common Share Data
Basic Earnings per Share	$0.89	$0.85	$0.45	$0.43
Diluted Earnings per Share	0.88	0.84	0.45	0.43
Cash Dividends Declared	0.47	0.45	0.24	0.23
Book Value per Common Share	16.41	16.21	16.41	16.21
Tangible Book Value per Common Share[2]	13.63	13.42	13.63	13.42
Market Value	27.06	21.54	27.06	21.54
Financial Ratios
Return on Average Equity[1]	10.84%	10.61%	10.96%	10.67%
Return on Average Tangible Common Equity[1,2]	13.05%	12.85%	13.18%	12.89%
Return on Average Assets[1]	1.09%	1.16%	1.10%	1.17%
Average Equity to Average Assets	10.04%	10.92%	10.05%	10.92%
Average Tangible Equity to Average Assets[2]	8.34%	9.02%	8.36%	9.04%
Net Interest Margin Tax-Equivalent[1,2]	3.04%	3.14%	3.03%	3.15%
Dividend Payout Ratio	52.81%	52.94%	53.33%	53.49%
Allowance for Loan Losses/Total Loans	0.95%	0.98%	0.95%	0.98%
Non-Performing Loans to Total Loans	0.66%	0.62%	0.66%	0.62%
Non-Performing Assets to Total Assets	0.44%	0.47%	0.44%	0.47%
Efficiency Ratio[2]	49.32%	50.15%	48.50%	48.92%
At Period End
Total Assets	$1,795,651	$1,621,454	$1,795,651	$1,621,454
Total Loans	1,120,665	1,038,213	1,120,665	1,038,213
Total Investment Securities	564,580	472,040	564,580	472,040
Total Deposits	1,319,259	1,145,709	1,319,259	1,145,709
Total Shareholders' Equity	177,537	174,788	177,537	174,788
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2017 and 2016 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
August 9, 2017

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2017	December 31, 2016	June 30, 2016
Assets
Cash and cash equivalents	$20,189,000	$17,366,000	$20,838,000
Interest bearing deposits in other banks	3,820,000	293,000	7,568,000
Securities available for sale	308,146,000	300,416,000	241,327,000
Securities to be held to maturity (fair value of $246,238,000 at June 30, 2017, $225,537,000 at December 31, 2016 and $225,200,000 at June 30, 2016)	244,123,000	226,828,000	216,272,000
Restricted equity securities, at cost	12,311,000	11,930,000	14,441,000
Loans held for sale	865,000	782,000	1,553,000
Loans	1,120,665,000	1,071,526,000	1,038,213,000
Less allowance for loan losses	10,611,000	10,138,000	10,198,000
Net loans	1,110,054,000	1,061,388,000	1,028,015,000
Accrued interest receivable	7,192,000	5,532,000	6,372,000
Premises and equipment, net	21,367,000	22,202,000	21,118,000
Other real estate owned	324,000	375,000	1,129,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	37,455,000	35,958,000	33,016,000
Total assets	$1,795,651,000	$1,712,875,000	$1,621,454,000
Liabilities
Demand deposits	$180,298,000	$140,482,000	$130,168,000
NOW deposits	250,316,000	282,971,000	254,136,000
Money market deposits	134,760,000	125,544,000	73,030,000
Savings deposits	226,391,000	217,340,000	208,826,000
Certificates of deposit	527,494,000	476,620,000	479,549,000
Total deposits	1,319,259,000	1,242,957,000	1,145,709,000
Borrowed funds – short term	157,154,000	158,774,000	132,965,000
Borrowed funds – long term	125,123,000	120,127,000	150,130,000
Other liabilities	16,578,000	18,496,000	17,862,000
Total liabilities	1,618,114,000	1,540,354,000	1,446,666,000
Shareholders' equity
Common stock, one cent par value per share	108,000	108,000	108,000
Additional paid-in capital	61,218,000	60,723,000	60,284,000
Retained earnings	115,980,000	111,693,000	110,820,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(585,000)	(935,000)	4,000,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(137,000)	(129,000)	(133,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	1,055,000	1,163,000	(135,000)
Net unrealized loss on postretirement benefit costs	(102,000)	(102,000)	(156,000)
Total shareholders' equity	177,537,000	172,521,000	174,788,000
Total liabilities & shareholders' equity	$1,795,651,000	$1,712,875,000	$1,621,454,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,819,443	10,793,946	10,782,226
Book value per common share	$16.41	$15.98	$16.21
Tangible book value per common share	$13.63	$13.20	$13.42
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarter ended June 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans (includes tax-exempt income of $380,000 as of June 30, 2017 and $304,000 as of June 30, 2016)	$21,767,000	$19,738,000	$11,115,000	$10,004,000
Interest on deposits with other banks	23,000	8,000	8,000	5,000
Interest and dividends on investments (includes tax-exempt income of $3,238,000 in 2017 and $2,488,000 in 2016)	7,703,000	7,130,000	3,879,000	3,591,000
Total interest income	29,493,000	26,876,000	15,002,000	13,600,000
Interest expense
Interest on deposits	4,296,000	2,844,000	2,302,000	1,491,000
Interest on borrowed funds	2,056,000	2,352,000	1,035,000	1,158,000
Total interest expense	6,352,000	5,196,000	3,337,000	2,649,000
Net interest income	23,141,000	21,680,000	11,665,000	10,951,000
Provision for loan losses	1,000,000	750,000	500,000	375,000
Net interest income after provision for loan losses	22,141,000	20,930,000	11,165,000	10,576,000
Non-interest income
Investment management and fiduciary income	1,340,000	1,214,000	709,000	651,000
Service charges on deposit accounts	1,051,000	1,183,000	549,000	609,000
Net securities gains (losses)	3,000	531,000	—	(5,000)
Mortgage origination and servicing income, net of amortization	761,000	638,000	429,000	509,000
Other operating income	2,690,000	2,404,000	1,315,000	1,242,000
Total non-interest income	5,845,000	5,970,000	3,002,000	3,006,000
Non-interest expense
Salaries and employee benefits	7,843,000	7,205,000	3,873,000	3,607,000
Occupancy expense	1,227,000	1,146,000	603,000	568,000
Furniture and equipment expense	1,760,000	1,597,000	890,000	801,000
FDIC insurance premiums	503,000	421,000	263,000	207,000
Amortization of identified intangibles	22,000	22,000	11,000	11,000
Other operating expense	3,983,000	4,054,000	2,000,000	2,051,000
Total non-interest expense	15,338,000	14,445,000	7,640,000	7,245,000
Income before income taxes	12,648,000	12,455,000	6,527,000	6,337,000
Income tax expense	3,128,000	3,328,000	1,644,000	1,713,000
NET INCOME	$9,520,000	$9,127,000	$4,883,000	$4,624,000
Basic earnings per common share	$0.89	$0.85	$0.45	$0.43
Diluted earnings per common share	$0.88	$0.84	$0.45	$0.43
Other comprehensive income (loss) net of tax
Net unrealized gain on securities available for sale	350,000	2,877,000	349,000	1,025,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(8,000)	(21,000)	(4,000)	(10,000)
Net unrealized loss on cash flow hedging derivative instruments	(108,000)	(135,000)	(171,000)	(135,000)
Other comprehensive income	234,000	2,721,000	174,000	880,000
Comprehensive income	$9,754,000	$11,848,000	$5,057,000	$5,504,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
Net income	—	—	9,127,000	—	9,127,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	2,877,000	2,877,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(135,000)	(135,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(21,000)	(21,000)
Comprehensive income	—	—	9,127,000	2,721,000	11,848,000
Cash dividends declared ($0.45 per share)	—	—	(4,851,000)	—	(4,851,000)
Equity compensation expense	—	132,000	—	—	132,000
Payment to repurchase common stock	(6,937)	—	(129,000)	—	(129,000)
Tax benefit from vesting of restricted stock	—	32,000	—	—	32,000
Issuance of restricted stock	21,847	—	—	—	—
Proceeds from sale of common stock	13,461	258,000	—	—	258,000
Balance at June 30, 2016	10,782,226	$60,392,000	$110,820,000	$3,576,000	$174,788,000

Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000
Net income	—	—	9,520,000	—	9,520,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	350,000	350,000
Net unrealized loss on cash flow hedging derivative instruments	—	—	—	(108,000)	(108,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(8,000)	(8,000)
Comprehensive income	—	—	9,520,000	234,000	9,754,000
Cash dividends declared ($0.47 per share)	—	—	(5,085,000)	—	(5,085,000)
Equity compensation expense	—	166,000	—	—	166,000
Payment to repurchase common stock	(5,333)	—	(148,000)	—	(148,000)
Issuance of restricted stock	18,850	—	—	—	—
Proceeds from sale of common stock	11,980	329,000	—	—	329,000
Balance at June 30, 2017	10,819,443	$61,326,000	$115,980,000	$231,000	$177,537,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income	$9,520,000	$9,127,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	908,000	859,000
Change in deferred taxes	98,000	(209,000)
Provision for loan losses	1,000,000	750,000
Loans originated for resale	(17,070,000)	(16,535,000)
Proceeds from sales and transfers of loans	17,280,000	15,710,000
Net gain on sales of loans	(293,000)	(379,000)
Net gain on sale or call of securities	(3,000)	(531,000)
Net amortization of premiums on investments	1,808,000	939,000
Net gain on sale of other real estate owned	(74,000)	(82,000)
Provision for losses on other real estate owned	3,000	—
Equity compensation expense	166,000	132,000
Tax benefit from vesting of restricted stock	—	32,000
Net increase in other assets and accrued interest	(3,338,000)	(2,468,000)
Net decrease in other liabilities	(943,000)	(384,000)
Net loss on disposal of premises and equipment	7,000	—
Amortization of investment in limited partnership	89,000	97,000
Net acquisition amortization	22,000	22,000
Net cash provided by operating activities	9,180,000	7,080,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(3,527,000)	(3,555,000)
Proceeds from sales of securities available for sale	3,000	8,954,000
Proceeds from maturities, payments and calls of securities available for sale	123,896,000	25,544,000
Proceeds from maturities, payments and calls of securities to be held to maturity	7,022,000	43,876,000
Proceeds from sales of other real estate owned	336,000	972,000
Purchases of securities available for sale	(133,056,000)	(48,834,000)
Purchases of securities to be held to maturity	(24,169,000)	(20,059,000)
Purchase of Federal Reserve Bank and Federal Home Loan Bank Stock	(381,000)	(184,000)
Net increase in loans	(49,880,000)	(50,530,000)
Capital expenditures	(80,000)	(161,000)
Net cash used by investing activities	(79,836,000)	(43,977,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	25,428,000	(6,047,000)
Net increase in certificates of deposit	50,874,000	108,567,000
Net decrease in short-term borrowings	(21,624,000)	(64,362,000)
Advances on long-term borrowings	50,000,000	10,000,000
Repayment on long-term borrowings	(25,000,000)	—
Payment to repurchase common stock	(148,000)	(129,000)
Proceeds from sale of common stock	329,000	258,000
Dividends paid	(6,380,000)	(4,851,000)
Net cash provided by financing activities	73,479,000	43,436,000
Net increase in cash and cash equivalents	2,823,000	6,539,000
Cash and cash equivalents at beginning of period	17,366,000	14,299,000
Cash and cash equivalents at end of period	$20,189,000	$20,838,000
Interest paid	$6,228,000	$5,132,000
Income taxes paid	2,470,000	2,802,000
Non-cash transactions
Net transfer from loans to other real estate owned	$214,000	$487,000

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
Subsequent Events
Events occurring subsequent to June 30, 2017, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$290,379,000	$1,381,000	$(2,769,000)	$288,991,000
State and political subdivisions	15,401,000	486,000	(59,000)	15,828,000
Other equity securities	3,266,000	65,000	(4,000)	3,327,000
	$309,046,000	$1,932,000	$(2,832,000)	$308,146,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,152,000	$—	$(181,000)	$10,971,000
Mortgage-backed securities	27,224,000	820,000	(41,000)	28,003,000
State and political subdivisions	201,447,000	3,573,000	(2,056,000)	202,964,000
Corporate securities	4,300,000	—	—	4,300,000
	$244,123,000	$4,393,000	$(2,278,000)	$246,238,000
Restricted equity securities
Federal Home Loan Bank Stock	$11,274,000	$—	$—	$11,274,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$12,311,000	$—	$—	$12,311,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$282,397,000	$1,334,000	$(3,127,000)	$280,604,000
State and political subdivisions	16,183,000	475,000	(176,000)	16,482,000
Other equity securities	3,274,000	63,000	(7,000)	3,330,000
	$301,854,000	$1,872,000	$(3,310,000)	$300,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,943,000	$35,000	$(233,000)	$11,745,000
Mortgage-backed securities	31,201,000	967,000	(147,000)	32,021,000
State and political subdivisions	179,384,000	1,971,000	(3,884,000)	177,471,000
Corporate securities	4,300,000	—	—	4,300,000
	$226,828,000	$2,973,000	$(4,264,000)	$225,537,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,893,000	$—	$—	$10,893,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,930,000	$—	$—	$11,930,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$522,000	$—	$—	$522,000
Mortgage-backed securities	214,303,000	5,274,000	(224,000)	219,353,000
State and political subdivisions	17,315,000	1,100,000	—	18,415,000
Other equity securities	3,034,000	48,000	(45,000)	3,037,000
	$235,174,000	$6,422,000	$(269,000)	$241,327,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,962,000	$31,000	$—	$35,993,000
Mortgage-backed securities	37,096,000	1,651,000	(24,000)	38,723,000
State and political subdivisions	138,914,000	7,270,000	—	146,184,000
Corporate securities	4,300,000	—	—	4,300,000
	$216,272,000	$8,952,000	$(24,000)	$225,200,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,404,000	$—	$—	$13,404,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$14,441,000	$—	$—	$14,441,000

The following table summarizes the contractual maturities of investment securities at June 30, 2017:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$26,000	$26,000	$707,000	$710,000
Due in 1 to 5 years	1,722,000	1,758,000	14,536,000	14,813,000
Due in 5 to 10 years	34,382,000	35,099,000	41,373,000	42,251,000
Due after 10 years	269,650,000	267,936,000	187,507,000	188,464,000
Equity securities	3,266,000	3,327,000	—	—
	$309,046,000	$308,146,000	$244,123,000	$246,238,000

The following table summarizes the contractual maturities of investment securities at December 31, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$253,000	$253,000	$906,000	$913,000
Due in 1 to 5 years	2,251,000	2,298,000	13,451,000	13,714,000
Due in 5 to 10 years	21,043,000	21,505,000	41,588,000	42,448,000
Due after 10 years	275,033,000	273,030,000	170,883,000	168,462,000
Equity securities	3,274,000	3,330,000	—	—
	$301,854,000	$300,416,000	$226,828,000	$225,537,000

The following table summarizes the contractual maturities of investment securities at June 30, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,058,000	$2,072,000	$1,847,000	$1,857,000
Due in 1 to 5 years	3,326,000	3,432,000	13,162,000	13,538,000
Due in 5 to 10 years	24,917,000	25,839,000	42,679,000	44,693,000
Due after 10 years	201,839,000	206,947,000	158,584,000	165,112,000
Equity securities	3,034,000	3,037,000	—	—
	$235,174,000	$241,327,000	$216,272,000	$225,200,000
At June 30, 2017, securities with a fair value of $188,448,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $222,328,000 as of December 31, 2016 and $196,274,000 at June 30, 2016, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2017 and 2016:

	For the six months ended June 30,		For the quarter ended June 30,
	2017	2016	2017	2016
Proceeds from sales of securities	$3,000	$8,954,000	$—	$86,000
Gross realized gains	3,000	531,000	—	—
Gross realized losses	—	—	—	(5,000)
Net gain (loss)	$3,000	$531,000	$—	$(5,000)
Related income taxes	$1,000	$186,000	$—	$(2,000)

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2017, there were 235 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 15 had been temporarily impaired for 12 months or more. At June 30, 2017, there were no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of June 30, 2017 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,972,000	$(181,000)	$—	$—	$7,972,000	$(181,000)
Mortgage-backed securities	170,966,000	(2,613,000)	7,643,000	(197,000)	178,609,000	(2,810,000)
State and political subdivisions	55,952,000	(2,115,000)	—	—	55,952,000	(2,115,000)
Other equity securities	69,000	(1,000)	9,000	(3,000)	78,000	(4,000)
	$234,959,000	$(4,910,000)	$7,652,000	$(200,000)	$242,611,000	$(5,110,000)

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
As of June 30, 2016, there were 25 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 13 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of June 30, 2016 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	21,849,000	(168,000)	2,615,000	(80,000)	24,464,000	(248,000)
Other equity securities	135,000	(15,000)	93,000	(30,000)	228,000	(45,000)
	$21,984,000	$(183,000)	$2,708,000	$(110,000)	$24,692,000	$(293,000)

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $137,000 at June 30, 2017. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2017 and 2016, and December 31, 2016, the Bank's investment in FHLB stock totaled $11,274,000, $13,404,000 and $10,893,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2017. The Bank will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of June 30, 2017 and 2016 and at December 31, 2016:

	June 30, 2017		December 31, 2016		June 30, 2016
Commercial
Real estate	$306,490,000	27.4%	$302,506,000	28.2%	$303,312,000	29.2%
Construction	33,605,000	3.0%	25,406,000	2.4%	18,439,000	1.8%
Other	173,691,000	15.5%	150,769,000	14.1%	136,651,000	13.2%
Municipal	28,695,000	2.6%	27,056,000	2.5%	25,531,000	2.5%
Residential
Term	427,171,000	38.1%	411,469,000	38.4%	403,461,000	38.8%
Construction	15,056,000	1.3%	18,303,000	1.7%	13,403,000	1.3%
Home equity line of credit	110,328,000	9.8%	110,907,000	10.4%	112,536,000	10.8%
Consumer	25,629,000	2.3%	25,110,000	2.3%	24,880,000	2.4%
Total	$1,120,665,000	100.0%	$1,071,526,000	100.0%	$1,038,213,000	100.0%
Loan balances include net deferred loan costs of $5,469,000 as of June 30, 2017, $4,921,000 as of December 31, 2016, and $4,478,000 as of June 30, 2016. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $313,709,000 at June 30, 2017, $257,122,000 at December 31, 2016, and $270,293,000 at June 30, 2016, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $294,315,000 at June 30, 2017, $261,463,000 at December 31, 2016, and $263,707,000 at June 30, 2016, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2017, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$88,000	$—	$1,387,000	$1,475,000	$305,015,000	$306,490,000	$—
Construction	—	—	—	—	33,605,000	33,605,000	—
Other	29,000	259,000	515,000	803,000	172,888,000	173,691,000	—
Municipal	—	—	—	—	28,695,000	28,695,000	—
Residential
Term	533,000	3,343,000	1,507,000	5,383,000	421,788,000	427,171,000	—
Construction	99,000	—	—	99,000	14,957,000	15,056,000	—
Home equity line of credit	440,000	406,000	751,000	1,597,000	108,731,000	110,328,000	—
Consumer	282,000	118,000	29,000	429,000	25,200,000	25,629,000	29,000
Total	$1,471,000	$4,126,000	$4,189,000	$9,786,000	$1,110,879,000	$1,120,665,000	$29,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,039,000	$22,000	$2,415,000	$3,476,000	$299,030,000	$302,506,000	$753,000
Construction	—	—	—	—	25,406,000	25,406,000	—
Other	202,000	33,000	796,000	1,031,000	149,738,000	150,769,000	20,000
Municipal	—	—	—	—	27,056,000	27,056,000	—
Residential
Term	631,000	3,970,000	1,802,000	6,403,000	405,066,000	411,469,000	—
Construction	—	—	—	—	18,303,000	18,303,000	—
Home equity line of credit	704,000	157,000	703,000	1,564,000	109,343,000	110,907,000	—
Consumer	135,000	45,000	4,000	184,000	24,926,000	25,110,000	4,000
Total	$2,711,000	$4,227,000	$5,720,000	$12,658,000	$1,058,868,000	$1,071,526,000	$777,000
Information on the past-due status of loans by class of financing receivable as of June 30, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$332,000	$998,000	$296,000	$1,626,000	$301,686,000	$303,312,000	$—
Construction	—	29,000	17,000	46,000	18,393,000	18,439,000	—
Other	131,000	218,000	314,000	663,000	135,988,000	136,651,000	—
Municipal	—	—	—	—	25,531,000	25,531,000	—
Residential
Term	662,000	4,235,000	2,110,000	7,007,000	396,454,000	403,461,000	245,000
Construction	—	—	—	—	13,403,000	13,403,000	—
Home equity line of credit	764,000	27,000	362,000	1,153,000	111,383,000	112,536,000	68,000
Consumer	283,000	7,000	8,000	298,000	24,582,000	24,880,000	8,000
Total	$2,172,000	$5,514,000	$3,107,000	$10,793,000	$1,027,420,000	$1,038,213,000	$321,000
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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of June 30, 2017 and 2016 and at December 31, 2016 is presented in the following table:

	June 30, 2017	December 31, 2016	June 30, 2016
Commercial
Real estate	$1,814,000	$1,907,000	$1,227,000
Construction	—	—	46,000
Other	885,000	964,000	378,000
Municipal	—	—	—
Residential
Term	3,852,000	4,060,000	4,291,000
Construction	—	—	—
Home equity line of credit	883,000	843,000	421,000
Consumer	—	—	115,000
Total	$7,434,000	$7,774,000	$6,478,000
Impaired loans include troubled debt restructured ("TDR") and loans placed on non-accrual. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2017 is presented in the following table:

				For the six months ended June 30, 2017		For the quarter ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,686,000	$6,171,000	$—	$5,429,000	$94,000	$5,414,000	$46,000
Construction	—	—	—	—	—	—	—
Other	1,405,000	1,449,000	—	1,507,000	19,000	1,418,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	11,065,000	12,152,000	—	11,343,000	161,000	11,283,000	73,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,380,000	1,731,000	—	1,387,000	14,000	1,397,000	7,000
Consumer	—	—	—	—	—	—	—
	$19,536,000	$21,503,000	$—	$19,666,000	$288,000	$19,512,000	$138,000
With an Allowance Recorded
Commercial
Real estate	$4,167,000	$4,356,000	$221,000	$4,644,000	$85,000	$4,549,000	$43,000
Construction	763,000	763,000	103,000	763,000	18,000	763,000	9,000
Other	228,000	268,000	36,000	177,000	6,000	230,000	4,000
Municipal	—	—	—	—	—	—	—
Residential
Term	1,925,000	2,067,000	209,000	1,971,000	41,000	1,864,000	21,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	25,000	27,000	25,000	26,000	—	25,000	—
Consumer	—	—	—	—	—	—	—
	$7,108,000	$7,481,000	$594,000	$7,581,000	$150,000	$7,431,000	$77,000
Total
Commercial
Real estate	$9,853,000	$10,527,000	$221,000	$10,073,000	$179,000	$9,963,000	$89,000
Construction	763,000	763,000	103,000	763,000	18,000	763,000	9,000
Other	1,633,000	1,717,000	36,000	1,684,000	25,000	1,648,000	16,000
Municipal	—	—	—	—	—	—	—
Residential
Term	12,990,000	14,219,000	209,000	13,314,000	202,000	13,147,000	94,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,405,000	1,758,000	25,000	1,413,000	14,000	1,422,000	7,000
Consumer	—	—	—	—	—	—	—
	$26,644,000	$28,984,000	$594,000	$27,247,000	$438,000	$26,943,000	$215,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2016 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,201,000	$5,614,000	$—	$6,252,000	$220,000
Construction	—	—	—	32,000	—
Other	1,671,000	1,852,000	—	1,074,000	86,000
Municipal	—	—	—	—	—
Residential
Term	11,483,000	12,654,000	—	11,025,000	442,000
Construction	—	—	—	—	—
Home equity line of credit	1,361,000	1,733,000	—	1,213,000	33,000
Consumer	—	—	—	9,000	—
	$19,716,000	$21,853,000	$—	$19,605,000	$781,000
With an Allowance Recorded
Commercial
Real estate	$4,820,000	$4,925,000	$505,000	$4,153,000	$186,000
Construction	763,000	763,000	100,000	816,000	36,000
Other	72,000	72,000	39,000	317,000	—
Municipal	—	—	—	—	—
Residential
Term	2,186,000	2,328,000	304,000	3,209,000	101,000
Construction	—	—	—	—	—
Home equity line of credit	26,000	28,000	26,000	69,000	—
Consumer	—	—	—	48,000	—
	$7,867,000	$8,116,000	$974,000	$8,612,000	$323,000
Total
Commercial
Real estate	$10,021,000	$10,539,000	$505,000	$10,405,000	$406,000
Construction	763,000	763,000	100,000	848,000	36,000
Other	1,743,000	1,924,000	39,000	1,391,000	86,000
Municipal	—	—	—	—	—
Residential
Term	13,669,000	14,982,000	304,000	14,234,000	543,000
Construction	—	—	—	—	—
Home equity line of credit	1,387,000	1,761,000	26,000	1,282,000	33,000
Consumer	—	—	—	57,000	—
	$27,583,000	$29,969,000	$974,000	$28,217,000	$1,104,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2016 is presented in the following table:

				For the six months ended June 30, 2016		For the quarter ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$6,654,000	$6,817,000	$—	$7,068,000	$145,000	$6,916,000	$66,000
Construction	46,000	46,000	—	60,000	1,000	40,000	—
Other	955,000	994,000	—	1,083,000	21,000	1,045,000	13,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,924,000	12,085,000	—	10,653,000	209,000	10,592,000	118,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	912,000	1,266,000	—	1,216,000	13,000	1,079,000	5,000
Consumer	—	—	—	—	—	—	—
	$19,491,000	$21,208,000	$—	$20,080,000	$389,000	$19,672,000	$202,000
With an Allowance Recorded
Commercial
Real estate	$4,031,000	$4,116,000	$369,000	$3,458,000	$71,000	$3,518,000	$35,000
Construction	788,000	788,000	97,000	857,000	18,000	788,000	10,000
Other	524,000	530,000	158,000	209,000	12,000	337,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	3,181,000	3,266,000	326,000	3,830,000	66,000	3,664,000	23,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	63,000	64,000	28,000	73,000	1,000	63,000	—
Consumer	115,000	115,000	51,000	19,000	—	38,000	—
	$8,702,000	$8,879,000	$1,029,000	$8,446,000	$168,000	$8,408,000	$80,000
Total
Commercial
Real estate	$10,685,000	$10,933,000	$369,000	$10,526,000	$216,000	$10,434,000	$101,000
Construction	834,000	834,000	97,000	917,000	19,000	828,000	10,000
Other	1,479,000	1,524,000	158,000	1,292,000	33,000	1,382,000	25,000
Municipal	—	—	—	—	—	—	—
Residential
Term	14,105,000	15,351,000	326,000	14,483,000	275,000	14,256,000	141,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	975,000	1,330,000	28,000	1,289,000	14,000	1,142,000	5,000
Consumer	115,000	115,000	51,000	19,000	—	38,000	—
	$28,193,000	$30,087,000	$1,029,000	$28,526,000	$557,000	$28,080,000	$282,000

Troubled Debt Restructured
A "TDR" constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:

•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of June 30, 2017, the Company had 68 loans with a value of $20,301,000 that have been classified as TDRs. This compares to 71 loans with a value of $21,526,000 and 78 loans with a value of $22,595,000 classified as TDRs as of December 31, 2016 and June 30, 2016, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of June 30, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	9	$8,040,000	$93,000
Construction	1	763,000	103,000
Other	5	749,000	1,000
Municipal	—	—	—
Residential
Term	50	10,227,000	209,000
Construction	—	—	—
Home equity line of credit	3	522,000	—
Consumer	—	—	—
	68	$20,301,000	$406,000
The following table shows TDRs by class and the specific reserve as of December 31, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	10	$8,937,000	$375,000
Construction	1	763,000	100,000
Other	5	779,000	—
Municipal	—	—	—
Residential
Term	52	10,503,000	261,000
Construction	—	—	—
Home equity line of credit	3	544,000	—
Consumer	—	—	—
	71	$21,526,000	$736,000

The following table shows TDRs by class and the specific reserve as of June 30, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	11	$9,459,000	$105,000
Construction	1	788,000	97,000
Other	10	1,101,000	78,000
Municipal	—	—	—
Residential
Term	53	10,693,000	264,000
Construction	—	—	—
Home equity line of credit	3	554,000	—
Consumer	—	—	—
	78	$22,595,000	$544,000

As of June 30, 2017, 10 of the loans classified as TDRs with a total balance of $1,336,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	9	1,169,000	10,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	10	$1,336,000	$10,000

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
For the six months ended June 30, 2017 and 2016, no loans were placed on TDR status.
As of June 30, 2017, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $830,000. There were also eight loans with an outstanding balance of $1,089,000 that were classified as TDRs and on non-accrual status, of which one loan with an outstanding balance of $108,000 was in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of June 30, 2017, there were 12 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,919,000, none of these loans were placed in TDR status in the past 12 months. This compares to 13 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,514,000 as of June 30, 2016.
Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. Major risk characteristics relevant to each portfolio segment are as follows:
Commercial Real Estate - Commercial real estate loans are impacted by factors such as competitive market forces, vacancy rates, cap rates, net operating incomes, lease renewals and overall economic demand. In addition, loans in the recreational and tourism sector can be affected by weather conditions, such as unseasonably low winter snowfalls. Commercial real estate lending also carries a higher degree of environmental risk than other real estate lending.
Commercial Construction - Commercial construction loans are impacted by factors similar to those for commercial real estate loans in addition to risks related to contractor financial capacity and ability to complete a project within acceptable time frames and within budget.
Commercial Other - A weakened economy, soft consumer spending, and the rising cost of labor or raw materials are examples of issues that can impact the credit quality in this segment.
Municipal Loans - The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.
Residential Real Estate Term - The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.
Residential Real Estate Construction - The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment. Residential construction are impacted by factors similar to those for residential real estate term in addition to risks related to contractor financial capacity and ability to complete a project within acceptable time frames and within budget.
Home Equity Line of Credit - The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.
Consumer -The overall health of the economy, including unemployment rates, has an impact on the credit quality of this segment.
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
A breakdown of the allowance for loan losses as of June 30, 2017, December 31, 2016, and June 30, 2016, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2017	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$221,000	$1,467,000	$2,308,000	$—	$3,996,000
Construction	103,000	161,000	253,000	—	517,000
Other	36,000	829,000	1,306,000	—	2,171,000
Municipal	—	—	19,000	—	19,000
Residential
Term	209,000	249,000	541,000	—	999,000
Construction	—	8,000	18,000	—	26,000
Home equity line of credit	25,000	300,000	359,000	—	684,000
Consumer	—	245,000	284,000	—	529,000
Unallocated	—	—	—	1,670,000	1,670,000
	$594,000	$3,259,000	$5,088,000	$1,670,000	$10,611,000

As of December 31, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$505,000	$1,471,000	$2,012,000	$—	$3,988,000
Construction	100,000	125,000	171,000	—	396,000
Other	39,000	735,000	1,006,000	—	1,780,000
Municipal	—	—	18,000	—	18,000
Residential
Term	304,000	563,000	421,000	—	1,288,000
Construction	—	25,000	19,000	—	44,000
Home equity line of credit	26,000	444,000	337,000	—	807,000
Consumer	—	328,000	231,000	—	559,000
Unallocated	—	—	—	1,258,000	1,258,000
	$974,000	$3,691,000	$4,215,000	$1,258,000	$10,138,000

As of June 30, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$369,000	$1,296,000	$2,290,000	$—	$3,955,000
Construction	97,000	80,000	141,000	—	318,000
Other	158,000	585,000	1,035,000	—	1,778,000
Municipal	—	—	17,000	—	17,000
Residential
Term	326,000	577,000	462,000	—	1,365,000
Construction	—	19,000	15,000	—	34,000
Home equity line of credit	28,000	475,000	377,000	—	880,000
Consumer	51,000	341,000	243,000	—	635,000
Unallocated	—	—	—	1,216,000	1,216,000
	$1,029,000	$3,373,000	$4,580,000	$1,216,000	$10,198,000
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
The qualitative portion of the allowance for loan losses was 0.45% of related loans as of June 30, 2017 and 0.39% as of December 31, 2016. The qualitative portion increased $873,000 between December 31, 2016 and June 30, 2017 due to loan growth and of some slippage in certain economic factors.
The unallocated component of the allowance totaled $1,670,000 at June 30, 2017, or 15.7% of the total reserve. This compares to $1,258,000 or 12.4% as of December 31, 2016. The change is due to year-to-date loan growth in the commercial construction and commercial-other segments and a small increase in classified loans.
The allowance for loan losses as a percent of total loans stood at 0.95% as of June 30, 2017 and December 31, 2016. This compares to 0.98% as of June 30, 2016.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 31.1% of capital are below the regulatory limit of 100.0% of capital at June 30, 2017. Construction loans and non-owner-occupied commercial real estate loans are at 113.1% of total capital, below the regulatory limit of 300.0% of capital at June 30, 2017.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2017:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$2,000	$—	$1,004,000	$—	$1,006,000
2 Above Average	13,737,000	45,000	7,700,000	27,895,000	49,377,000
3 Satisfactory	84,550,000	2,827,000	52,024,000	800,000	140,201,000
4 Average	140,826,000	20,849,000	80,537,000	—	242,212,000
5 Watch	46,158,000	9,884,000	16,402,000	—	72,444,000
6 OAEM	3,283,000	—	3,920,000	—	7,203,000
7 Substandard	17,811,000	—	12,104,000	—	29,915,000
8 Doubtful	123,000	—	—	—	123,000
Total	$306,490,000	$33,605,000	$173,691,000	$28,695,000	$542,481,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2017.

The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2017, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2017:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2017
Beginning balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000
Charge offs	305,000	—	58,000	—	70,000	—	28,000	156,000	—	617,000
Recoveries	—	—	18,000	—	19,000	—	3,000	50,000	—	90,000
Provision (credit)	313,000	121,000	431,000	1,000	(238,000)	(18,000)	(98,000)	76,000	412,000	1,000,000
Ending balance	$3,996,000	$517,000	$2,171,000	$19,000	$999,000	$26,000	$684,000	$529,000	$1,670,000	$10,611,000
For the three months ended June 30, 2017
Beginning balance	$4,015,000	$441,000	$1,925,000	$18,000	$969,000	$24,000	$811,000	$573,000	$1,591,000	$10,367,000
Charge offs	141,000	—	58,000	—	17,000	—	21,000	53,000	—	290,000
Recoveries	—	—	7,000	—	5,000	—	3,000	19,000	—	34,000
Provision (credit)	122,000	76,000	297,000	1,000	42,000	2,000	(109,000)	(10,000)	79,000	500,000
Ending balance	$3,996,000	$517,000	$2,171,000	$19,000	$999,000	$26,000	$684,000	$529,000	$1,670,000	$10,611,000
Allowance for loan losses as of June 30, 2017
Ending balance specifically evaluated for impairment	$221,000	$103,000	$36,000	$—	$209,000	$—	$25,000	$—	$—	$594,000
Ending balance collectively evaluated for impairment	$3,775,000	$414,000	$2,135,000	$19,000	$790,000	$26,000	$659,000	$529,000	$1,670,000	$10,017,000
Related loan balances as of June 30, 2017
Ending balance	$306,490,000	$33,605,000	$173,691,000	$28,695,000	$427,171,000	$15,056,000	$110,328,000	$25,629,000	$—	$1,120,665,000
Ending balance specifically evaluated for impairment	$9,853,000	$763,000	$1,633,000	$—	$12,990,000	$—	$1,405,000	$—	$—	$26,644,000
Ending balance collectively evaluated for impairment	$296,637,000	$32,842,000	$172,058,000	$28,695,000	$414,181,000	$15,056,000	$108,923,000	$25,629,000	$—	$1,094,021,000

The following table presents allowance for loan losses activity by class for the yearended December 31, 2016 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2016:

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

As of June 30, 2017, 127,560 shares of restricted stock had been granted under the 2010 Plan, of which 71,086 shares remain restricted as of June 30, 2017 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2013	5.0	14,776	0.3
2014	5.0	10,422	1.3
2015	5.0	12,023	2.3
2016	5.0	15,015	3.3
2017	1.0	3,976	0.6
2017	3.0	4,902	2.6
2017	5.0	9,972	4.6
		71,086	2.2
The compensation cost related to these restricted stock grants is $1,428,000 and will be recognized over the vesting terms of each grant. In the six months ended June 30, 2017, $166,000 of expense was recognized for these restricted shares, leaving $828,000 in unrecognized expense as of June 30, 2017. In the six months ended June 30, 2016, $132,000 of expense was recognized for restricted shares, leaving $623,000 in unrecognized expense as of June 30, 2016.
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

Common Stock
Proceeds from sale of common stock totaled $329,000 and $258,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2017 and 2016:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2017
Net income as reported	$9,520,000
Basic EPS: Income available to common shareholders	9,520,000	10,740,355	$0.89
Effect of dilutive securities: restricted stock		72,348
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,520,000	10,812,703	$0.88
For the six months ended June 30, 2016
Net income as reported	$9,127,000
Basic EPS: Income available to common shareholders	9,127,000	10,710,483	$0.85
Effect of dilutive securities: restricted stock and warrants		101,306
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,127,000	10,811,789	$0.84

The following table sets forth the computation of basic and diluted EPS for the quarters ended June 30, 2017 and 2016:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2017
Net income as reported	$4,883,000
Basic EPS: Income available to common shareholders	4,883,000	10,746,363	$0.45
Effect of dilutive securities: restricted stock		71,086
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,883,000	10,817,449	$0.45
For the quarter ended June 30, 2016
Net income as reported	$4,624,000
Basic EPS: Income available to common shareholders	4,624,000	10,712,418	$0.43
Effect of dilutive securities: restricted stock and warrants		106,289
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,624,000	10,818,707	$0.43
All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are unvested shares of restricted stock granted to certain key members of Management and the warrants. The number of dilutive shares is calculated using the treasury method, assuming that all shares were vested and warrants were exercisable at the end of each period. Warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect would be anti-dilutive.
The following table presents the number of warrants outstanding as of June 30, 2016 and the amount for which the average market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
For the three and six months ended June 30, 2016
Warrants issued to private parties	226,819	226,819	—
Total	226,819	226,819	—

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2016. The amount for 2017 has not been established. The expense related to the 401(k) plan was $243,000 and $226,000 for the six months ended June 30, 2017 and 2016, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $108,000 for the six months ended June 30, 2017 and 2016. As of June 30, 2017, the associated accrued liability included in other liabilities in the balance sheet was $3,042,000 compared to $3,073,000 and $3,083,000 at December 31, 2016 and June 30, 2016, respectively.

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

	At or for the six months ended June 30,
	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$1,870,000	$1,967,000
Interest cost	38,000	42,000
Benefits paid	(64,000)	(60,000)
Benefit obligation at end of period	$1,844,000	$1,949,000
Funded status
Benefit obligation at end of period	$(1,844,000)	$(1,949,000)
Unamortized loss	102,000	240,000
Accrued benefit cost at end of period	$(1,742,000)	$(1,709,000)
The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarter ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Interest cost	$38,000	$42,000	19,000	21,000
Net periodic benefit cost	$38,000	$42,000	$19,000	$21,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	June 30, 2017	December 31, 2016	June 30, 2016
Unamortized net actuarial loss	$(156,000)	$(156,000)	$(240,000)
Deferred tax benefit at 35%	54,000	54,000	84,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(102,000)	$(102,000)	$(156,000)

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the six months and quarters ended June 30, 2017 and 2016.

	For the six months ended June 30,		For the quarter ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(935,000)	$1,123,000	$(934,000)	$2,975,000
Unrealized gains arising during the period	541,000	4,957,000	536,000	1,570,000
Reclassification of realized (gains) losses during the period	(3,000)	(531,000)	—	5,000
Related deferred taxes	(188,000)	(1,549,000)	(187,000)	(550,000)
Net change	350,000	2,877,000	349,000	1,025,000
Balance at end of period	$(585,000)	$4,000,000	$(585,000)	$4,000,000

The reclassification of realized (gains) losses is included in the net securities gains (losses) line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the six months and quarters ended June 30, 2017 and 2016.

	For the six months ended June 30,		For the quarter ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(129,000)	$(112,000)	$(133,000)	$(123,000)
Amortization of net unrealized losses	(12,000)	(32,000)	(6,000)	(15,000)
Related deferred taxes	4,000	11,000	2,000	5,000
Net change	(8,000)	(21,000)	(4,000)	(10,000)
Balance at end of period	$(137,000)	$(133,000)	$(137,000)	$(133,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the six months and quarters ended June 30, 2017 and 2016.

	For the six months ended June 30,		For the quarter ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$1,163,000	$—	$1,226,000	$—
Unrealized losses on cash flow hedging derivatives arising during the period	(167,000)	(208,000)	(263,000)	(208,000)
Related deferred taxes	59,000	73,000	92,000	73,000
Net change	(108,000)	(135,000)	(171,000)	(135,000)
Balance at end of period	$1,055,000	$(135,000)	$1,055,000	$(135,000)

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the six months and quarters ended June 30, 2017 and 2016.

	For the six months ended June 30,		For the quarter ended June 30,
	2017	2016	2017	2016
Unrecognized postretirement benefits at beginning of period	$(102,000)	$(156,000)	$(102,000)	$(156,000)
Amortization of unrecognized transition obligation	—	—	—	—
Change in unamortized net actuarial gain (loss)	—	—	—	—
Related deferred taxes	—	—	—	—
Unrecognized postretirement benefits at end of period	$(102,000)	$(156,000)	$(102,000)	$(156,000)

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
The details of the interest rate swap agreements are as follows:

					As of June 30, 2017
					2017	2016
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.940%	$952,000	$(153,000)
$20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.893%	$671,000	(55,000)
$50,000,000					$1,623,000	$(208,000)
(1) Presented within other assets (liabilities) in the consolidated balance sheet.

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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2017, the prepayment assumption using the PSA model was 201, which translates into an anticipated prepayment rate of 12.04%. The discount rate is the quarterly average 10 year U.S. Treasury plus 5.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2017 and 2016, servicing rights capitalized totaled $339,000 and $173,000, respectively. Servicing rights amortized for the six-month periods ended June 30, 2017 and 2016, were $274,000 and $212,000 respectively. The fair value of servicing rights was $1,888,000, $1,696,000 and $1,489,000 at June 30, 2017, December 31, 2016 and

June 30, 2016, respectively. The Bank serviced loans for others totaling $252,152,000, $250,083,000 and $229,924,000 at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2017	December 31, 2016	June 30, 2016
Mortgage servicing rights	$5,199,000	$5,901,000	$5,520,000
Accumulated amortization	(4,072,000)	(4,680,000)	(4,433,000)
Impairment reserve	(18,000)	(108,000)	(139,000)
	$1,109,000	$1,113,000	$948,000

Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2014 through 2016.

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2017 and 2016, and at December 31, 2016:

	June 30, 2017	December 31, 2016	June 30, 2016
Certificates of deposit < $100,000	$270,875,000	$195,115,000	$237,382,000
Certificates $100,000 to $250,000	212,063,000	240,904,000	199,599,000
Certificates $250,000 and over	44,556,000	40,601,000	42,568,000
	$527,494,000	$476,620,000	$479,549,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and that were measured at fair value on a recurring basis as of June 30, 2017, December 31, 2016 and June 30, 2016.

	At June 30, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$288,991,000	$—	$288,991,000
State and political subdivisions	—	15,828,000	—	15,828,000
Other equity securities	—	3,327,000	—	3,327,000
Total securities available for sale	—	308,146,000	—	308,146,000
Interest rate swap agreements	—	1,623,000	—	1,623,000
Total assets	$—	$309,769,000	$—	$309,769,000

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$280,604,000	$—	$280,604,000
State and political subdivisions	—	16,482,000	—	16,482,000
Other equity securities	—	3,330,000	—	3,330,000
Total securities available for sale	$—	$300,416,000	$—	$300,416,000
Interest rate swap agreements	$—	$1,790,000	$—	$1,790,000
Total assets	$—	$302,206,000	$—	$302,206,000

	At June 30, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$—	$522,000	$—	$522,000
Mortgage-backed securities	—	219,353,000	—	219,353,000
State and political subdivisions	—	18,415,000	—	18,415,000
Other equity securities	—	3,037,000	—	3,037,000
Total assets	$—	$241,327,000	$—	$241,327,000

	At June 30, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$208,000	$—	$208,000
Total liabilities	$—	$208,000	$—	$208,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $39,000, $205,000 and $115,000 at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $202,000, $478,000 and $567,000 at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

	At June 30, 2017
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$324,000	$—	$324,000
Impaired loans	—	269,000	—	269,000
Total assets	$—	$593,000	$—	$593,000

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$375,000	$—	$375,000
Impaired loans	—	827,000	—	827,000
Total assets	$—	$1,202,000	$—	$1,202,000

	At June 30, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,129,000	$—	$1,129,000
Impaired loans	—	1,889,000	—	1,889,000
Total assets	$—	$3,018,000	$—	$3,018,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2017 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,189,000	$20,189,000	$20,189,000	$—	$—
Interest bearing deposits in other banks	3,820,000	3,820,000	3,820,000	—	—
Securities available for sale	308,146,000	308,146,000	—	308,146,000	—
Securities to be held to maturity	244,123,000	246,238,000	—	246,238,000	—
Restricted equity securities	12,311,000	12,311,000	—	12,311,000	—
Loans held for sale	865,000	865,000	—	865,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	301,722,000	295,339,000	—	—	295,339,000
Construction	32,989,000	32,291,000	—	—	32,291,000
Other	171,099,000	169,509,000	—	33,000	169,476,000
Municipal	28,672,000	28,902,000	—	—	28,902,000
Residential
Term	425,985,000	428,556,000	—	236,000	428,320,000
Construction	15,025,000	14,983,000	—	—	14,983,000
Home equity line of credit	109,516,000	107,855,000	—	—	107,855,000
Consumer	25,046,000	24,654,000	—	—	24,654,000
Total loans	1,110,054,000	1,102,089,000	—	269,000	1,101,820,000
Mortgage servicing rights	1,109,000	1,888,000	—	1,888,000	—
Interest rate swap agreements	1,623,000	1,623,000	—	1,623,000	—
Accrued interest receivable	7,192,000	7,192,000	—	7,192,000	—
Financial liabilities
Demand deposits	$180,298,000	$174,958,000	$—	$174,958,000	$—
NOW deposits	250,316,000	234,049,000	—	234,049,000	—
Money market deposits	134,760,000	126,402,000	—	126,402,000	—
Savings deposits	226,391,000	200,712,000	—	200,712,000	—
Local certificates of deposit	217,495,000	217,021,000	—	217,021,000	—
National certificates of deposit	309,999,000	309,853,000	—	309,853,000	—
Total deposits	1,319,259,000	1,262,995,000	—	1,262,995,000	—
Repurchase agreements	67,154,000	64,852,000	—	64,852,000	—
Federal Home Loan Bank advances	215,123,000	214,893,000	—	214,893,000	—
Total borrowed funds	282,277,000	279,745,000	—	279,745,000	—
Accrued interest payable	603,000	603,000	—	603,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2016 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,366,000	$17,366,000	$17,366,000	$—	$—
Interest bearing deposits in other banks	293,000	293,000	293,000	—	—
Securities available for sale	300,416,000	300,416,000	—	300,416,000	—
Securities to be held to maturity	226,828,000	225,537,000	—	225,537,000	—
Restricted equity securities	11,930,000	11,930,000	—	11,930,000	—
Loans held for sale	782,000	782,000	—	782,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	297,952,000	293,103,000	—	558,000	292,545,000
Construction	24,954,000	24,548,000	—	—	24,548,000
Other	148,737,000	147,394,000	—	33,000	147,361,000
Municipal	27,035,000	27,446,000	—	—	27,446,000
Residential
Term	409,999,000	410,327,000	—	236,000	410,091,000
Construction	18,253,000	18,125,000	—	—	18,125,000
Home equity line of credit	109,986,000	108,740,000	—	—	108,740,000
Consumer	24,472,000	24,131,000	—	—	24,131,000
Total loans	1,061,388,000	1,053,814,000	—	827,000	1,052,987,000
Mortgage servicing rights	1,113,000	1,696,000	—	1,696,000	—
Interest rate swap agreements	1,790,000	1,790,000	—	1,790,000	—
Accrued interest receivable	5,532,000	5,532,000	—	5,532,000	—
Financial liabilities
Demand deposits	$140,482,000	$133,342,000	$—	$133,342,000	$—
NOW deposits	282,971,000	259,418,000	—	259,418,000	—
Money market deposits	125,544,000	115,087,000	—	115,087,000	—
Savings deposits	217,340,000	188,260,000	—	188,260,000	—
Local certificates of deposit	210,316,000	209,370,000	—	209,370,000	—
National certificates of deposit	266,304,000	266,372,000	—	266,372,000	—
Total deposits	1,242,957,000	1,171,849,000	—	1,171,849,000	—
Repurchase agreements	84,174,000	79,827,000	—	79,827,000	—
Federal Home Loan Bank advances	194,727,000	193,733,000	—	193,733,000	—
Total borrowed funds	278,901,000	273,560,000	—	273,560,000	—
Accrued interest payable	479,000	479,000	—	479,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2016 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,838,000	$20,838,000	$20,838,000	$—	$—
Interest bearing deposits in other banks	7,568,000	7,568,000	7,568,000	—	—
Securities available for sale	241,327,000	241,327,000	—	241,327,000	—
Securities to be held to maturity	216,272,000	225,200,000	—	225,200,000	—
Restricted equity securities	14,441,000	14,441,000	—	14,441,000	—
Loans held for sale	1,553,000	1,553,000	—	1,553,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	298,822,000	294,749,000	—	544,000	294,205,000
Construction	18,078,000	17,832,000	—	—	17,832,000
Other	134,632,000	134,567,000	—	348,000	134,219,000
Municipal	25,512,000	26,833,000	—	—	26,833,000
Residential
Term	401,911,000	410,502,000	—	933,000	409,569,000
Construction	13,364,000	13,289,000	—	—	13,289,000
Home equity line of credit	111,537,000	110,635,000	—	—	110,635,000
Consumer	24,159,000	24,126,000	—	64,000	24,062,000
Total loans	1,028,015,000	1,032,533,000	—	1,889,000	1,030,644,000
Mortgage servicing rights	948,000	1,489,000	—	1,489,000	—
Accrued interest receivable	6,372,000	6,372,000	—	6,372,000	—
Financial liabilities
Demand deposits	$130,168,000	$134,043,000	$—	$134,043,000	$—
NOW deposits	254,136,000	253,251,000	—	253,251,000	—
Money market deposits	73,030,000	68,204,000	—	68,204,000	—
Savings deposits	208,826,000	196,812,000	—	196,812,000	—
Local certificates of deposit	211,006,000	213,726,000	—	213,726,000	—
National certificates of deposit	268,543,000	268,873,000	—	268,873,000	—
Total deposits	1,145,709,000	1,134,909,000	—	1,134,909,000	—
Repurchase agreements	82,965,000	81,775,000	—	81,775,000	—
Federal Home Loan Bank advances	200,130,000	202,184,000	—	202,184,000	—
Total borrowed funds	283,095,000	283,959,000	—	283,959,000	—
Interest rate swap agreements	208,000	208,000		208,000
Accrued interest payable	499,000	499,000	—	499,000	—

Note 16 – Impact of Recently Issued Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2014-09, Revenue from Contracts with Customers, in 2014 to replace the current plethora of industry-specific rules with a broad, principles-based framework for recognizing and measuring revenue. Due to the complexity of the new pronouncement and the anticipated effort required by entities in many industries to implement ASU No. 2014-09, FASB delayed the effective date. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance to annual reporting periods beginning after December 15, 2017, and all other entities should apply the guidance to annual reporting periods beginning after December 15, 2018. FASB formed a Transition Resource Group to assist it in identifying implementation issues that may require further clarification or amendment to ASU No. 2014-09. As a result of that group’s deliberations, FASB has issued the following amendments, which will be effective concurrently with ASU No. 2014-09: ASU No. 2016-08, Principal versus Agent Considerations, which clarifies whether an entity should record the gross amount of revenue or only its ultimate share when a third party is also involved in providing goods or services to a customer; ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies and simplifies the process for determining whether performance obligations to a customer should be segregated and accounted for individually, and clarifies how the new revenue rules apply to licenses of intellectual property; and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies and simplifies the process of assessing collectability of consideration under a contract, presentation of sales taxes, accounting for noncash consideration received, and certain transitional issues. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.
In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. The ASU also changes certain disclosure requirements and other aspects of U.S. GAAP, including a requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not expect the ASU will not have a material effect on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, but does not anticipate any material impact at this time. The Bank has formed an implementation committee for ASU 2016-13. To date, committee members have participated in educational seminars on the new standards, begun the process of identifying the historical data sets that will be necessary to implement the new standard, and researched third-party vendors who provide software solutions for ASU 2016-13 modeling and calculation.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). The ASU will be effective for the Company on January 1, 2020 and will be applied prospectively. The Company does not expect the implementation to have a material effect on the Company's consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management is reviewing the guidance in the ASU to determine whether it will have a material effect on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification. The ASU was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a shared-based payment award. The ASU include guidance on determining which changes to the terms and conditions of share-based payment awards require and entity to apply modification accounting under Topic 718. The ASU is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The ASU should be applied prospectively to an award modified on or after the adoption date. The ASU will not have a material effect on the Company's consolidated financial statements.

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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2017	2016	2017	2016
Net interest income as presented	$23,141	$21,680	$11,665	$10,951
Effect of tax-exempt income	1,951	1,506	1,004	759
Net interest income, tax equivalent	$25,092	$23,186	$12,669	$11,710
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2017	2016	2017	2016
Non-interest expense, as presented	$15,338	$14,445	$7,640	$7,245
Net interest income, as presented	23,141	21,680	11,665	10,951
Effect of tax-exempt income	1,951	1,506	1,004	759
Non-interest income, as presented	5,845	5,970	3,002	3,006
Effect of non-interest tax-exempt income	165	178	83	89
Net securities (gains) losses	(3)	(531)	—	5
Adjusted net interest income plus non-interest income	$31,099	$28,803	$15,754	$14,810
Non-GAAP efficiency ratio	49.32%	50.15%	48.50%	48.92%
GAAP efficiency ratio	52.92%	52.24%	52.09%	51.91%
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

The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2017	2016	2017	2016
Average shareholders' equity as presented	$177,122	$172,950	$178,628	$174,346
Less average intangible assets	(30,055)	(30,098)	(30,060)	(30,085)
Average tangible shareholders' common equity	$147,067	$142,852	$148,568	$144,261

Executive Summary
Net income for the six months ended June 30, 2017 was $9.5 million, up $393,000 or 4.3% from the same period in 2016. Earnings per common share on a fully diluted basis were $0.88 for the six months ended June 30, 2017, up $0.04 or 4.8% from the $0.84 posted for the same period in 2016. For the quarter ended June 30, 2017, net income was $4.9 million, up $259,000 or 5.6% from the same period in 2016. Earnings per common share on a fully diluted basis were $0.45 for the quarter ended June 30, 2017, up $0.02 or 4.7% from the $0.43 posted in 2016. Compared to the previous quarter, net income was up $246,000 or 5.3% and earnings per common share on a fully diluted basis were up $0.02 or 4.7%.
This was the best quarter in the Company's history with net income up $246,000 from the prior record reported for the first quarter of the year. The primary contributor to the Company's increased earnings continues to be growth in earning assets. Strong growth in the loan and investment portfolios during the quarter and over the past year led directly to increased net interest income and, in turn, to record quarterly net income. We increased our quarterly dividend by one cent, to 24 cents per share, in the second quarter and we continue to pay out more than half of our net income to our shareholders in the form of cash dividends.
Net interest income on a tax-equivalent basis was up $1.9 million or 8.2% in the six months ended June 30, 2017 compared to the same period in 2016, with all of the increase attributable to primarily growth in earning assets, which fully offset our net interest margin slipping to 3.04% in 2017 versus 3.14% in 2016, which was the result of higher funding costs. For the quarter ended June 30, 2017, net interest income on a tax-equivalent basis increased $959,000 or 8.2% compared to the same period in 2016. Compared to the previous quarter, net interest income on a tax-equivalent basis was up $247,000 or 2.0%.
Non-interest income for the six months ended June 30, 2017 was $125,000 or 2.1% lower than in the six months ended June 30, 2016, due to a lower level of gains from sale of securities. This was partly offset, however, by a $286,000 increase in other operating income. Non-interest expense for the six months ended June 30, 2017 was $893,000 or 6.2% higher than in the same period in 2016, primarily due to higher employee costs and increased furniture and equipment expense.
Credit quality remains strong. Non-performing assets stood at 0.44% of total assets as of June 30, 2017 - improved from both the 0.47% level of non-performing assets as of June 30, 2016 and 0.48% as of December 31, 2016. Total past-due loans were 0.87% of total loans as of June 30, 2017, down from both the 1.18% of total loans as of December 31, 2016 and 1.04% as of June 30, 2016.
The provision for loan losses for the first six months of 2017 was $1.0 million, $250,000 or 33.3% higher than in the same period in 2016. Net loan chargeoffs for the six months ended June 30, 2017 were $527,000 or 0.09% of average loans on an annualized basis. This was up $59,000 from net chargeoffs of $468,000 or 0.09% of average loans on an annualized basis for the six months ended June 30, 2016. The allowance for loan losses increased $473,000 between December 31, 2016 and June 30, 2017, and is 0.95% of loans outstanding as of June 30, 2017, even with December 31, 2016 and down from 0.98% as of June 30, 2016.
Strong growth has been seen on both sides of the balance sheet in the second quarter and over the past year. Total assets have increased $82.8 million or 4.8% year-to-date. The loan portfolio increased $49.1 million or 4.6% in the six months ended June 30, 2017 and $82.5 million or 7.9% from a year ago. The majority of the loan growth has been in commercial and municipal loans, with modest growth in other loan categories. The investment portfolio has increased $25.4 million year-to-date and increased $92.5 million or 19.6% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $16.2 million or 2.5% year-to-date and increased $63.9 million or 10.8% over the past year due to significant in-flows of municipal deposits. Local certificates of deposit ("CDs") increased $6.5 million and wholesale CDs increased $41.4 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.33%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.

The Company's operating ratios remain good, with a return on average tangible common equity of 13.05% for the six months ended June 30, 2017 compared to 12.85% for the same period in 2016. Based upon March, 2017 data, our return on average tangible common equity was in the top 19% of all banks in the UBPR peer group, which had an average return on equity of 9.94%. Our efficiency ratio continues to be an important component in our overall performance and stood at 49.32% for the six months ended June 30, 2017 compared to 50.15% for the same period in 2016. This ratio remains well below the UBPR peer group average of 63.73% as of March 31, 2017.

Net Interest Income
Total interest income of $29.5 million for the six months ended June 30, 2017 was an increase of $2.6 million or 9.7% compared to total interest income of $26.9 million for the same period of 2016. Total interest expense of $6.4 million for the six months ended June 30, 2017 was an increase of $1.2 million or 22.2% compared to total interest expense for the six months ended June 30, 2016. As a result, net interest income of $23.1 million for the six months ended June 30, 2017 was an increase of $1.5 million or 6.7% compared to net interest income of $21.7 million for the same period ended June 30, 2016. The Company's net interest margin on a tax-equivalent basis decreased from 3.14% for the six months ended June 30, 2016 to 3.04% for the six months ended June 30, 2017. Tax-exempt interest income amounted to $3.6 million for the six months ended June 30, 2017 and $2.8 million for the same period of 2016.
Total interest income of $15.0 million for the quarter ended June 30, 2017 is a 10.3% increase from total interest income of $13.6 million in the comparable period of 2016. Total interest expense of $3.3 million for the quarter ended June 30, 2017 is a 26.0% increase from total interest expense of $2.6 million for the comparable period of 2016. As a result, net interest income increased 6.5% or $714,000 to $11.7 million for the quarter ended June 30, 2017, from the $11.0 million reported for the same period in 2016. The Company's net interest margin on a tax-equivalent basis decreased from 3.15% for the quarter ended June 30, 2016 to 3.03% for the quarter ended June 30, 2017. Tax-exempt interest income amounted to $1.9 million for the quarters ended June 30, 2017 and and $1.4 million for the same period of 2016.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2017 and 2016. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2017 and 2016.

	For the six months ended
	June 30, 2017		June 30, 2016
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$23	0.88%	$8	0.52%
Investments	9,449	3.38%	8,472	3.61%
Loans held for sale	12	3.82%	10	3.85%
Loans	21,959	4.05%	19,892	3.96%
Total interest income	31,443	3.81%	28,382	3.84%
Interest expense
Deposits	4,296	0.76%	2,844	0.59%
Other borrowings	2,056	1.65%	2,352	1.51%
Total interest expense	6,352	0.92%	5,196	0.82%
Net interest income	$25,091		$23,186
Interest rate spread		2.89%		3.02%
Net interest margin		3.04%		3.14%

	For the quarters ended
	June 30, 2017		June 30, 2016
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$8	1.08%	$5	0.52%
Investments	4,779	3.38%	4,266	3.64%
Loans held for sale	7	3.86%	7	3.90%
Loans	11,212	4.07%	10,081	3.97%
Total interest-earning assets	16,006	3.83%	14,359	3.86%
Interest expense
Deposits	2,302	0.80%	1,491	0.60%
Other borrowings	1,035	1.65%	1,158	1.58%
Total interest expense	3,337	0.95%	2,649	0.83%
Net interest income	$12,669		$11,710
Interest rate spread		2.88%		3.03%
Net interest margin		3.03%		3.15%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2017 compared to 2016. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2017 and 2016.

For the six months ended June 30, 2017 compared to 2016
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$6	$5	$4	$15
Investment securities	1,638	(554)	(107)	977
Loans held for sale	2	—	—	2
Loans	1,664	372	31	2,067
Change in interest income	3,310	(177)	(72)	3,061
Interest expense
Deposits	531	777	144	1,452
Other borrowings	(470)	217	(43)	(296)
Change in interest expense	61	994	101	1,156
Change in net interest income	$3,249	$(1,171)	$(173)	$1,905

1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2017 compared to 2016
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(1)	$6	$(2)	$3
Investment securities	877	(302)	(62)	513
Loans held for sale	—	—	—	—
Loans	824	283	24	1,131
Change in interest income	1,700	(13)	(40)	1,647
Interest expense
Deposits	247	484	80	811
Other borrowings	(170)	55	(8)	(123)
Change in interest expense	77	539	72	688
Change in net interest income	$1,623	$(552)	$(112)	$959

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters ended June 30, 2017 and 2016.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Assets
Cash and cash equivalents	$16,323	$18,066	$16,683	$19,430
Interest-bearing deposits in other banks	5,958	3,100	3,899	3,903
Securities available for sale	311,502	223,418	310,785	226,641
Securities to be held to maturity	238,915	234,347	244,332	230,027
Restricted equity securities, at cost	13,092	14,448	12,516	14,186
Loans held for sale	633	522	727	721
Loans	1,093,463	1,009,068	1,104,134	1,020,670
Allowance for loan losses	(10,344)	(10,154)	(10,447)	(10,233)
Net loans	1,083,119	998,914	1,093,687	1,010,437
Accrued interest receivable	6,364	5,462	6,839	5,675
Premises and equipment	21,833	21,486	21,615	21,303
Other real estate owned	348	1,619	351	1,541
Goodwill	29,805	29,805	29,805	29,805
Other assets	36,258	32,403	36,584	32,613
Total Assets	$1,764,150	$1,583,590	$1,777,823	$1,596,282

Liabilities & Shareholders' Equity
Demand deposits	$179,525	$119,107	$178,244	$120,322
NOW deposits	264,845	241,877	261,261	248,732
Money market deposits	131,889	77,114	128,662	73,903
Savings deposits	221,974	205,570	224,045	205,263
Certificates of deposit	525,135	439,437	541,577	463,634
Total deposits	1,323,368	1,083,105	1,333,789	1,111,854
Borrowed funds – short term	125,445	162,978	157,154	145,180
Borrowed funds – long term	125,123	150,130	94,922	150,130
Dividends payable	1,040	942	795	947
Other liabilities	12,052	13,485	12,535	13,825
Total Liabilities	1,587,028	1,410,640	1,599,195	1,421,936
Shareholders' Equity:
Common stock	108	108	108	108
Additional paid-in capital	60,961	60,043	61,082	60,149
Retained earnings	115,707	110,429	116,801	111,503
Net unrealized gain (loss) on securities available for sale	(525)	2,648	(207)	2,869
Net unrealized loss on securities transferred from available for sale to held to maturity	(133)	(121)	(134)	(126)
Net unrealized gain (loss) on cash flow hedging derivative instruments	1,106	(1)	1,080	(1)
Net unrealized loss on postretirement benefit costs	(102)	(156)	(102)	(156)
Total Shareholders' Equity	177,122	172,950	178,628	174,346
Total Liabilities & Shareholders' Equity	$1,764,150	$1,583,590	$1,777,823	$1,596,282

Non-Interest Income
Non-interest income of $5.8 million for the six months ended June 30, 2017 is a decrease of $125,000 compared to the same period in 2016, due to a lower level of gains from sale of securities. This was partly offset, however, by a $286,000 increase in other operating income. Non-interest income of $3.0 million for the quarter ended June 30, 2017 was nearly identical to that for the quarter ended June 30, 2016, with lower revenues from service charges on deposit accounts and mortgage banking activities in 2017 offset by gains in debit card revenue as well as investment management income from the Company's growing First Advisors unit.
Non-Interest Expense
Non-interest expense of $15.3 million for the six months ended June 30, 2017 is an increase of 6.2% or $893,000 compared to non-interest expense of $14.4 million for the same period in 2016, primarily due to higher employee costs and increased furniture and equipment expense to facilitate additional resources to service balance growth. The Company's efficiency ratio stood at 49.32% for the six months ended June 30, 2017, down from 50.15% for the same period in 2016. Noninterest expense of $7.6 million for the quarter ended June 30, 2017 is an increase of 5.5% compared to noninterest expense of $7.2 million for the same period in 2016 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $3.1 million for the six months ended June 30, 2017, down $200,000 from the same period in 2016. While net income was higher for the six months ended June 30, 2017 compared to the same period 2016, tax exempt income was also higher, resulting in lower income tax expense for the six months ended June 30, 2017 compared to the same period in 2016.
Investments
The Company's investment portfolio increased by $25.4 million between December 31, 2016, and June 30, 2017. Investment purchases totaled $157.2 million during the period while maturities, payments and calls totaled $130.9 million. This activity was high for the period due to the purchase and maturity of $80.0 million of short-term U.S. Treasury bills to meet collateralization requirements for municipal deposits during the first quarter 2017. As of June 30, 2017, mortgage-backed securities had a carrying value of $316.2 million and a fair value of $317.0 million. Of this total, securities with a fair value of $160.1 million or 50.5% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $156.9 million or 49.5% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $137,000 at June 30, 2017. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2017 and 2016 and December 31, 2016.

Dollars in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Securities available for sale
U.S. Treasury and agency	$—	$—	$522
Mortgage-backed securities	288,991	280,604	219,353
State and political subdivisions	15,828	16,482	18,415
Other equity securities	3,327	3,330	3,037
	$308,146	$300,416	$241,327
Securities to be held to maturity
U.S. government-sponsored agencies	$11,152	$11,943	$35,962
Mortgage-backed securities	27,224	31,201	37,096
State and political subdivisions	201,447	179,384	138,914
Corporate securities	4,300	4,300	4,300
	$244,123	$226,828	$216,272
Restricted equity securities
Federal Home Loan Bank Stock	$11,274	$10,893	$13,404
Federal Reserve Bank Stock	1,037	1,037	1,037
	$12,311	$11,930	$14,441
Total securities	$564,580	$539,174	$472,040

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2017. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,255	3.03%
Due after 10 years	—	0.00%	6,897	3.05%
Total	—	0.00%	11,152	3.04%
Mortgage-Backed Securities
Due in 1 year or less	26	2.30%	2	0.20%
Due in 1 to 5 years	1,196	2.85%	3,513	2.52%
Due in 5 to 10 years	32,109	2.72%	10,000	2.91%
Due after 10 years	255,660	2.23%	13,709	3.96%
Total	288,991	2.29%	27,224	3.39%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	705	6.45%
Due in 1 to 5 years	562	6.14%	10,723	6.07%
Due in 5 to 10 years	2,990	6.20%	23,118	5.60%
Due after 10 years	12,276	5.53%	166,901	4.64%
Total	15,828	5.68%	201,447	4.83%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.50%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.22%
Equity Securities	3,327	0.45%	—	0.00%
	$308,146	2.44%	$244,123	4.59%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at June 30, 2017 amounted to $5.1 million, or 0.93% of the amortized cost of the total securities portfolio. At December 31, 2016 this amount was $7.6 million, or 1.44% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of June 30, 2017, the Company had temporarily impaired securities with a fair value of $242.6 million and unrealized losses of $5.1 million, as identified in the table below. This was down from December 31, 2016 as a result of a shift in the yield curve and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $7.7 million as of June 30, 2017, compared with $3.0 million at December 31, 2016. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2017:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,972	$(181)	$—	$—	$7,972	$(181)
Mortgage-backed securities	170,966	(2,613)	7,643	(197)	178,609	(2,810)
State and political subdivisions	55,952	(2,115)	—	—	55,952	(2,115)
Other equity securities	69	(1)	9	(3)	78	(4)
	$234,959	$(4,910)	$7,652	$(200)	$242,611	$(5,110)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2017, there were $181,000 unrealized losses on these securities compared to $233,000 unrealized losses as of December 31, 2016. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at June 30, 2017.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2017, there were $2.8 million of unrealized losses on these securities compared with $3.3 million at December 31, 2016. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2017 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2017. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2017, there were $2.1 million of unrealized losses on these securities compared to $4.1 million at December 31, 2016. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At June 30, 2017, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2017 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2017. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of June 30, 2017, or at December 31, 2016. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2017, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other equity securities. As of June 30, 2017, the total unrealized losses on other equity securities amounted to $4,000 compared with $7,000 at December 31, 2016. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at June 30, 2017.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2017, 2016 and December 31, 2016, the Bank's investment in FHLB stock totaled $11.3 million, $13.4 million and $10.9 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2017. The Bank will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2017, the Bank had $865,000 in loans held for sale. This compares to $782,000 in loans held for sale at December 31, 2016 and $1,553,000 in loans held for sale at June 30, 2016. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first six months of 2017, with total loans at $1.12 billion at June 30, 2017, up $49.1 million or 4.6% from total loans of $1.07 billion at December 31, 2016. Commercial loans increased $35.1 million or 7.3% between December 31, 2016 and June 30, 2017, municipal loans increased $1.6 million or 6.1%, residential term loans increased $15.7 million and home equity lines of credit decreased $579,000.
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
Construction, both commercial and residential, at 31.1% of capital are well under the regulatory guidance of 100.0% of capital at June 30, 2017. Construction loans and non-owner-occupied commercial real estate loans are at 113.1% of total capital, well under the regulatory guidance of 300.0% of capital at June 30, 2017.
The following table summarizes the loan portfolio, by class, at June 30, 2017 and 2016 and December 31, 2016.

Dollars in thousands	June 30, 2017		December 31, 2016		June 30, 2016
Commercial
Real estate	$306,490	27.4%	$302,506	28.2%	$303,312	29.2%
Construction	33,605	3.0%	25,406	2.4%	18,439	1.8%
Other	173,691	15.5%	150,769	14.1%	136,651	13.2%
Municipal	28,695	2.6%	27,056	2.5%	25,531	2.5%
Residential
Term	427,171	38.1%	411,469	38.4%	403,461	38.8%
Construction	15,056	1.3%	18,303	1.7%	13,403	1.3%
Home equity line of credit	110,328	9.8%	110,907	10.4%	112,536	10.8%
Consumer	25,629	2.3%	25,110	2.3%	24,880	2.4%
Total loans	$1,120,665	100.0%	$1,071,526	100.0%	$1,038,213	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2017.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$3,784	$12,927	$34,358	$255,421	$306,490
Construction	2,826	4,096	2,572	24,111	33,605
Other	16,188	43,276	53,871	60,356	173,691
Municipal	286	8,262	16,374	3,773	28,695
Residential
Term	913	5,871	21,289	399,098	427,171
Construction	1,066	42	51	13,897	15,056
Home equity line of credit	880	316	230	108,902	110,328
Consumer	7,889	4,079	3,845	9,816	25,629
Total loans	$33,832	$78,869	$132,590	$875,374	$1,120,665
The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2017.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$30,859	2.8%	$275,631	24.6%	$306,490	27.4%
Construction	7,029	0.6%	26,576	2.4%	33,605	3.0%
Other	69,442	6.2%	104,249	9.3%	173,691	15.5%
Municipal	27,101	2.5%	1,594	0.1%	28,695	2.6%
Residential
Term	302,823	27.0%	124,348	11.1%	427,171	38.1%
Construction	14,872	1.3%	184	0.0%	15,056	1.3%
Home equity line of credit	695	0.1%	109,633	9.7%	110,328	9.8%
Consumer	19,363	1.7%	6,266	0.6%	25,629	2.3%
Total loans	$472,184	42.2%	$648,481	57.8%	$1,120,665	100.0%

Loan Concentrations
As of June 30, 2017, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.
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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2017, impaired loans with specific reserves totaled $7.1 million and the amount of such reserves was $594,000. This compares to impaired loans with specific reserves of $7.9 million at December 31, 2016 and the amount of such reserves was $974,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2017 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of June 30, 2017 and 2016 and December 31, 2016. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2017		December 31, 2016		June 30, 2016
Commercial
Real estate	$4,019	27.4%	$3,988	28.2%	$3,955	29.2%
Construction	519	3.0%	396	2.4%	318	1.8%
Other	2,184	15.5%	1,780	14.1%	1,778	13.2%
Municipal	19	2.6%	18	2.5%	17	2.5%
Residential
Term	999	38.1%	1,288	38.4%	1,365	38.8%
Construction	26	1.3%	44	1.7%	34	1.3%
Home equity line of credit	684	9.8%	807	10.4%	880	10.8%
Consumer	491	2.3%	559	2.3%	635	2.4%
Unallocated	1,670	—%	1,258	—%	1,216	—%
Total	$10,611	100.0%	$10,138	100.0%	$10,198	100.0%

The allowance for loan losses totaled $10.6 million at June 30, 2017, compared to $10.1 million as of December 31, 2016 and $10.2 million as of June 30, 2016. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $380,000 in the first six months of 2017 from $974,000 at December 31, 2016 to $594,000 at June 30, 2017. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $432,000 in the first six months of 2017. The portion of the reserve based on qualitative factors increased by $873,000 in the first six months of 2017 due to loan growth and of some slippage in certain economic factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that loan growth in the commercial construction and commercial-other segments, and a small increase in classified loans warranted the $412,000 increase in unallocated reserves in the first six months of 2017 from $1.3 million at December 31, 2016 to $1.7 million at June 30, 2017.

A breakdown of the allowance for loan losses as of June 30, 2017, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$221	$1,467	$2,308	$—	$3,996
Construction	103	161	253	—	517
Other	36	829	1,306	—	2,171
Municipal	—	—	19	—	19
Residential
Term	209	249	541	—	999
Construction	—	8	18	—	26
Home equity line of credit	25	300	359	—	684
Consumer	—	245	284	—	529
Unallocated	—	—	—	1,670	1,670
	$594	$3,259	$5,088	$1,670	$10,611
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $1.0 million for the first six months of 2017, an increase of $250,000 from the first six months of 2016. Net chargeoffs were $527,000 in the first six months of 2017 compared to net chargeoffs of $468,000 in the first six months of 2016. Our allowance as a percentage of outstanding loans was 0.95% as of June 30, 2017, even with December 31, 2016, and down from 0.98% as of June 30, 2016.

The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016:

Dollars in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Balance at the beginning of year	$10,138	$9,916	$9,916
Loans charged off:
Commercial
Real estate	305	294	33
Construction	—	75	58
Other	58	376	30
Municipal	—	—	—
Residential
Term	70	379	266
Construction	—	—	—
Home equity line of credit	28	147	122
Consumer	156	450	157
Total	617	1,721	666
Recoveries on loans previously charged off
Commercial
Real estate	—	—	—
Construction	—	8	—
Other	18	129	56
Municipal	—	—	—
Residential
Term	19	93	74
Construction	—	—	—
Home equity line of credit	3	5	2
Consumer	50	108	66
Total	90	343	198
Net loans charged off	527	1,378	468
Provision for loan losses	1,000	1,600	750
Balance at end of period	$10,611	$10,138	$10,198
Ratio of net loans charged off to average loans outstanding[1]	0.10%	0.13%	0.09%
Ratio of allowance for loan losses to total loans outstanding	0.95%	0.95%	0.98%
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.66% at June 30, 2017 compared to 0.73% at December 31, 2016 and 0.62% at June 30, 2016. The following table shows the distribution of nonperforming loans by class as of June 30, 2017 and 2016 and December 31, 2016:

Dollars in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Commercial
Real estate	$1,814	$1,907	$1,227
Construction	—	—	46
Other	885	964	378
Municipal	—	—	—
Residential
Term	3,852	4,060	4,291
Construction	—	—	—
Home equity line of credit	883	843	421
Consumer	—	—	115
Total nonperforming loans	$7,434	$7,774	$6,478
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2017, loans 90 or more days past due and still accruing interest totaled $29,000, compared to $777,000 at December 31, 2016 and $321,000 at June 30, 2016.
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
Our overall level of TDRs decreased during the first six months of 2017. As of June 30, 2017, we had 68 loans with a value of $20.3 million that have been restructured. This compares to 71 loans with a value of $21.5 million and 78 loans with a value of $22.6 million classified as TDRs as of December 31, 2016 and June 30, 2016, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2016 and June 30, 2017:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2016	71	$21,526
Added in 2017	—	—
Removed in 2017	(3)	(904)
Repayments in 2017	—	(321)
Total at June 30, 2017	68	$20,301

As of June 30, 2017, 54 loans with an aggregate balance of $18.3 million were performing under the modified terms, six loans with an aggregate balance of $936,000 were more than 30 days past due and accruing and eight loans with an aggregate balance of $1.1 million were on nonaccrual. As a percentage of aggregate outstanding balance, 90.0% were performing under the modified terms, 4.6% were more than 30 days past due and accruing and 5.4% were on nonaccrual. The performance status of all TDRs as of June 30, 2017, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$8,040	$—	$—	$8,040
Construction	763	—	—	763
Other	749	—	—	749
Municipal	—	—	—	—
Residential
Term	8,369	769	1,089	10,227
Construction	—	—	—	—
Home equity line of credit	355	167	—	522
Consumer	—	—	—	—
	$18,276	$936	$1,089	$20,301
Percent of balance	90.0%	4.6%	5.4%	100.0%
Number of loans	54	6	8	68
Associated specific reserve	$396	$—	$10	$406

Residential TDRs (including home equity lines of credit) as of June 30, 2017 included 53 loans with an aggregate balance of $10.7 million, and the modifications granted fell into five major categories. Loans totaling $6.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.8 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $563,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $2.0 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.3 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of June 30, 2017 were comprised of 15 loans with a balance of $9.5 million. Of this total, 11 loans with an aggregate balance of $6.5 million had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $1.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining two loans with an aggregate balance of $1.2 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of June 30, 2017, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $830,000. There were also eight loans with an outstanding balance of $1.1 million that were classified as TDRs and on non-accrual status, of which one loan with an outstanding balance of $108,000 was in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $26.6 million at June 30, 2017, and have decreased $939,000 from December 31, 2016. The number of impaired loans decreased by five from 134 to 129 during the same period. Impaired commercial loans decreased $278,000 between December 31, 2016 and June 30, 2017. The specific allowance for impaired commercial loans decreased from $644,000 at December 31, 2016 to $360,000 as of June 30, 2017, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2016 to June 30, 2017, impaired residential loans decreased $679,000 and impaired home equity lines of credit increased $18,000.
The following table sets forth impaired loans as of June 30, 2017 and 2016 and December 31, 2016:

Dollars in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Commercial
Real estate	$9,853	$10,021	$10,685
Construction	763	763	834
Other	1,633	1,743	1,479
Municipal	—	—	—
Residential
Term	12,990	13,669	14,105
Construction	—	—	—
Home equity line of credit	1,405	1,387	975
Consumer	—	—	115
Total	$26,644	$27,583	$28,193
Past Due Loans
The Bank's overall loan delinquency ratio was 0.87% at June 30, 2017 compared to 1.18% at December 31, 2016 and 1.04% at June 30, 2016. Loans 90 days delinquent and accruing decreased from $777,000 at December 31, 2016 to $29,000 as of June 30, 2017. The following table sets forth loan delinquencies as of June 30, 2017 and 2016 and December 31, 2016:

Dollars in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Commercial
Real estate	$1,475	$3,476	$1,626
Construction	—	—	46
Other	803	1,031	663
Municipal	—	—	—
Residential
Term	5,383	6,403	7,007
Construction	99	—	—
Home equity line of credit	1,597	1,564	1,153
Consumer	429	184	298
Total	$9,786	$12,658	$10,793
Loans 30-89 days past due to total loans	0.50%	0.65%	0.74%
Loans 90+ days past due and accruing to total loans	0.00%	0.07%	0.03%
Loans 90+ days past due on non-accrual to total loans	0.37%	0.46%	0.27%
Total past due loans to total loans	0.87%	1.18%	1.04%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2017, there were three potential problem loans with a balance of $93,000 or 0.008% of total loans. This compares to six loans with a balance of $1.1 million or 0.10% of total loans at December 31, 2016.
As of June 30, 2017, there were 21 loans in the process of foreclosure with a total balance of $3.8 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2017, there were five properties owned with a net OREO balance of $324,000, net of an allowance for losses of $39,000, compared to December 31, 2016 when there were six properties owned with a net OREO balance of $375,000, net of an allowance for losses of $205,000 and June 30, 2016 when there were ten properties owned with a net OREO balance of $1.1 million, net of an allowance for losses of $115,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	28	28	28
Other	—	170	501
Municipal	—	—	—
Residential
Term	335	382	715
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$363	$580	$1,244
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	14	11	11
Other	—	127	45
Municipal	—	—	—
Residential
Term	25	67	59
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$39	$205	$115
Net Value
Commercial
Real estate	$—	$—	$—
Construction	14	17	17
Other	—	43	456
Municipal	—	—	—
Residential
Term	310	315	656
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$324	$375	$1,129

Liquidity Management
As of June 30, 2017, the Bank had primary sources of liquidity of $175.1 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $404.6 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 75.0% of total average assets in the first six months of 2017. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first six months of 2017, total deposits increased by $76.3 million or 6.1% from December 31, 2016 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $16.2 million or 2.5% in the first six months of 2017, money market deposits increased $9.2 million or 7.3%, and certificates of deposit increased $50.9 million or 10.7%. Between June 30, 2016 and June 30, 2017, total deposits increased by $173.6 million or 15.1%. Low-cost deposits increased by $63.9 million or 10.8%, money market accounts increased $61.7 million or 84.5%, and certificates of deposit increased $47.9 million or 10.0%. The increase in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation as well as due to significant in- flows of municipal deposits. The majority of the change in certificates of deposit both year-to-date and year-over-year was from a shift in funding strategy between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2017, borrowed funds increased $3.4 million or 1.2% from December 31, 2016. Between June 30, 2016 and June 30, 2017, borrowed funds decreased by $818,000 or 0.3%. This is due to the above mentioned shift in funding strategy between borrowed funds and certificates of deposit.
Shareholders' Equity
Shareholders' equity as of June 30, 2017 was $177.5 million, compared to $172.5 million as of December 31, 2016 and $174.8 million as of June 30, 2016. The Company's earnings in the first six months of 2017, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities", was down from December 31, 2016 and now stands at a $585,000.
A cash dividend of $0.24 per share was declared in the second quarter of 2017. This is an increase of one cent per share over what was paid in the past four quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 52.81% for the first six months of 2017 compared to 52.94% for the same period in 2016. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2017 is this year's net income plus $13.6 million.
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
The Company met each of the well-capitalized ratio guidelines at June 30, 2017. The following tables indicate the capital ratios for the Bank and the Company at June 30, 2017 and December 31, 2016.

As of June 30, 2017	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.35%	14.16%	14.16%	15.20%
Company	8.42%	14.29%	14.29%	15.33%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2016	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.63%	14.50%	14.50%	15.55%
Company	8.71%	14.64%	14.64%	15.69%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

At June 30, 2017, the Company had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $50.0 million and an unrealized gain of $1.6 million. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At June 30, 2017, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2017:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$282,277	$157,154	$65,000	$10,000	$50,123
Operating leases	320	134	128	31	27
Certificates of deposit	527,494	365,669	97,248	64,577	—
Total	$810,091	$522,957	$162,376	$74,608	$50,150
Total loan commitments and unused lines of credit	$179,858	$179,858	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2017 was +2.05% of total assets compared to +0.77% of total assets at December 31, 2016. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2017, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$34,125	$60,148	$217,898	$240,098
Restricted stock, at cost	11,275	—	—	1,036
Loans held for sale	—	—	—	865
Loans	408,389	164,721	403,706	143,849
Other interest-earning assets	—	22,577	—	—
Non-rate-sensitive assets	8,586	—	—	78,378
Total assets	462,375	247,446	621,604	464,226
Interest-bearing deposits	352,622	155,670	197,010	475,788
Borrowed funds	127,154	80,000	75,000	123
Non-rate-sensitive liabilities and equity	(48,100)	5,700	82,350	292,334
Total liabilities and equity	431,676	241,370	354,360	768,245
Period gap	$30,699	$6,076	$267,244	$(304,019)
Percent of total assets	1.71%	0.34%	14.88%	(16.93)%
Cumulative gap (current)	$30,699	$36,775	$304,019	$—
Percent of total assets	1.71%	2.05%	16.93%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.05% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.36% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 1.28% in a falling-rate scenario, and lower than that earned in a stable rate environment by 4.48% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2017 and December 31, 2016 is presented in the following table:

Changes in Net Interest Income	June 30, 2017	December 31, 2016
Year 1
Projected change if rates decrease by 1.0%	-0.05%	-0.38%
Projected change if rates increase by 2.0%	-3.36%	-3.06%
Year 2
Projected change if rates decrease by 1.0%	1.28%	0.48%
Projected change if rates increase by 2.0%	-4.48%	1.18%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2017, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2017, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates may increase sometime in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2017, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the six months ended June 30, 2017:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2017	668	28.91	—	—
February 2017	52	27.53	—	—
March 2017	4,538	27.47	—	—
April 2017	—	—	—	—
May 2017	75	25.49	—	—
June 2017	—	—	—	—
	5,333	27.35

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

Date: August 9, 2017

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: August 9, 2017