Form 10-Q
period 2017-09-30
First Bancorp, Inc /ME/
filed 2017-11-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2017
Common Stock: 10,827,467 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 19
Note 5 – Stock-Based Compensation	Page 27
Note 6 – Preferred and Common Stock	Page 28
Note 7 – Earnings Per Share	Page 29
Note 8 – Employee Benefit Plans	Page 29
Note 9 - Other Comprehensive Income (Loss)	Page 31
Note 10 - Financial Derivative Instruments	Page 33
Note 11 – Mortgage Servicing Rights	Page 33
Note 12 – Income Taxes	Page 34
Note 13 - Certificates of Deposit	Page 34
Note 14 – Reclassifications	Page 34
Note 15 – Fair Value Disclosures	Page 34
Note 16 – Impact of Recently Issued Accounting Standards	Page 40
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 43
Forward-Looking Statements	Page 43
Critical Accounting Policies	Page 43
Use of Non-GAAP Financial Measures	Page 44
Executive Summary	Page 46
Net Interest Income	Page 47
Average Daily Balance Sheets	Page 50
Non-Interest Income	Page 51
Non-Interest Expense	Page 51
Income Taxes	Page 51
Investments	Page 51
Impaired Securities	Page 53
Federal Home Loan Bank Stock	Page 55
Loans and Loans Held for Sale	Page 55
Credit Risk Management and Allowance for Loan Losses	Page 57
Non-Performing Loans and Troubled Debt Restructured	Page 61
Impaired Loans	Page 64
Past Due Loans	Page 64
Potential Problem Loans and Loans in Process of Foreclosure	Page 65
Other Real Estate Owned	Page 65
Liquidity Management	Page 66
Deposits	Page 67
Borrowed Funds	Page 67

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarters ended September 30,
except for per share amounts	2017	2016	2017	2016
Summary of Operations
Interest Income	$45,010	$40,159	$15,517	$13,283
Interest Expense	9,915	7,950	3,563	2,754
Net Interest Income	35,095	32,209	11,954	10,529
Provision for Loan Losses	1,750	1,125	750	375
Non-Interest Income	9,338	9,439	3,493	3,469
Non-Interest Expense	23,351	21,850	8,013	7,405
Net Income	14,502	13,689	4,982	4,562
Per Common Share Data
Basic Earnings per Share	$1.35	$1.28	$0.46	$0.43
Diluted Earnings per Share	1.34	1.27	0.46	0.42
Cash Dividends Declared	0.71	0.68	0.24	0.23
Book Value per Common Share	16.62	16.31	16.62	16.31
Tangible Book Value per Common Share[2]	13.84	13.53	13.84	13.53
Market Value	30.31	23.97	30.31	23.97
Financial Ratios
Return on Average Equity[1]	10.86%	10.48%	10.91%	10.24%
Return on Average Tangible Common Equity[1,2]	13.06%	12.67%	13.08%	12.33%
Return on Average Assets[1]	1.09%	1.15%	1.09%	1.12%
Average Equity to Average Assets	10.03%	10.94%	10.02%	10.99%
Average Tangible Equity to Average Assets[2]	8.35%	9.06%	8.36%	9.12%
Net Interest Margin Tax-Equivalent[1,2]	3.03%	3.08%	3.02%	2.98%
Dividend Payout Ratio	52.59%	53.13%	52.17%	53.49%
Allowance for Loan Losses/Total Loans	0.98%	1.00%	0.98%	1.00%
Non-Performing Loans to Total Loans	1.46%	0.69%	1.46%	0.69%
Non-Performing Assets to Total Assets	0.94%	0.49%	0.94%	0.49%
Efficiency Ratio[2]	49.51%	50.19%	49.88%	50.25%
At Period End
Total Assets	$1,781,701	$1,635,088	$1,781,701	$1,635,088
Total Loans	1,121,086	1,028,992	1,121,086	1,028,992
Total Investment Securities	552,476	485,111	552,476	485,111
Total Deposits	1,350,049	1,173,749	1,350,049	1,173,749
Total Shareholders' Equity	179,882	175,994	179,882	175,994
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2017 and 2016 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
November 9, 2017

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	September 30, 2017	December 31, 2016	September 30, 2016
Assets
Cash and cash equivalents	$22,375,000	$17,366,000	$23,456,000
Interest bearing deposits in other banks	584,000	293,000	15,098,000
Securities available for sale	298,999,000	300,416,000	282,293,000
Securities to be held to maturity (fair value of $245,021,000 at September 30, 2017, $225,537,000 at December 31, 2016 and $195,797,000 at September 30, 2016)	242,679,000	226,828,000	188,770,000
Restricted equity securities, at cost	10,798,000	11,930,000	14,048,000
Loans held for sale	434,000	782,000	1,228,000
Loans	1,121,086,000	1,071,526,000	1,028,992,000
Less allowance for loan losses	11,012,000	10,138,000	10,298,000
Net loans	1,110,074,000	1,061,388,000	1,018,694,000
Accrued interest receivable	5,820,000	5,532,000	5,079,000
Premises and equipment, net	21,731,000	22,202,000	21,779,000
Other real estate owned	320,000	375,000	855,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	38,082,000	35,958,000	33,983,000
Total assets	$1,781,701,000	$1,712,875,000	$1,635,088,000
Liabilities
Demand deposits	$193,089,000	$140,482,000	$158,476,000
NOW deposits	291,403,000	282,971,000	295,708,000
Money market deposits	134,257,000	125,544,000	76,685,000
Savings deposits	234,456,000	217,340,000	218,425,000
Certificates of deposit	496,844,000	476,620,000	424,455,000
Total deposits	1,350,049,000	1,242,957,000	1,173,749,000
Borrowed funds – short term	119,207,000	158,774,000	137,970,000
Borrowed funds – long term	115,121,000	120,127,000	130,128,000
Other liabilities	17,442,000	18,496,000	17,247,000
Total liabilities	1,601,819,000	1,540,354,000	1,459,094,000
Shareholders' equity
Common stock, one cent par value per share	108,000	108,000	108,000
Additional paid-in capital	61,446,000	60,723,000	60,500,000
Retained earnings	118,360,000	111,693,000	112,900,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available-for-sale	(825,000)	(935,000)	2,708,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(140,000)	(129,000)	(124,000)
Net unrealized gain on cash flow hedging derivative instruments	1,035,000	1,163,000	58,000
Net unrealized loss on postretirement benefit costs	(102,000)	(102,000)	(156,000)
Total shareholders' equity	179,882,000	172,521,000	175,994,000
Total liabilities & shareholders' equity	$1,781,701,000	$1,712,875,000	$1,635,088,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,824,724	10,793,946	10,788,329
Book value per common share	$16.62	$15.98	$16.31
Tangible book value per common share	$13.84	$13.20	$13.53
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans (includes tax-exempt income of $589,000 as of September 30, 2017 and $487,000 as of September 30, 2016)	$33,415,000	$29,759,000	$11,648,000	$10,021,000
Interest on deposits with other banks	46,000	17,000	23,000	9,000
Interest and dividends on investments (includes tax-exempt income of $4,890,000 in 2017 and $3,761,000 in 2016)	11,549,000	10,383,000	3,846,000	3,253,000
Total interest income	45,010,000	40,159,000	15,517,000	13,283,000
Interest expense
Interest on deposits	6,769,000	4,382,000	2,473,000	1,538,000
Interest on borrowed funds	3,146,000	3,568,000	1,090,000	1,216,000
Total interest expense	9,915,000	7,950,000	3,563,000	2,754,000
Net interest income	35,095,000	32,209,000	11,954,000	10,529,000
Provision for loan losses	1,750,000	1,125,000	750,000	375,000
Net interest income after provision for loan losses	33,345,000	31,084,000	11,204,000	10,154,000
Non-interest income
Investment management and fiduciary income	1,995,000	1,805,000	655,000	591,000
Service charges on deposit accounts	1,562,000	1,711,000	511,000	528,000
Net securities gains	471,000	668,000	468,000	137,000
Mortgage origination and servicing income, net of amortization	1,260,000	1,534,000	499,000	896,000
Other operating income	4,050,000	3,721,000	1,360,000	1,317,000
Total non-interest income	9,338,000	9,439,000	3,493,000	3,469,000
Non-interest expense
Salaries and employee benefits	12,110,000	11,136,000	4,267,000	3,931,000
Occupancy expense	1,816,000	1,735,000	589,000	589,000
Furniture and equipment expense	2,702,000	2,416,000	942,000	819,000
FDIC insurance premiums	762,000	631,000	259,000	210,000
Amortization of identified intangibles	32,000	32,000	10,000	10,000
Other operating expense	5,929,000	5,900,000	1,946,000	1,846,000
Total non-interest expense	23,351,000	21,850,000	8,013,000	7,405,000
Income before income taxes	19,332,000	18,673,000	6,684,000	6,218,000
Income tax expense	4,830,000	4,984,000	1,702,000	1,656,000
NET INCOME	$14,502,000	$13,689,000	$4,982,000	$4,562,000
Basic earnings per common share	$1.35	$1.28	$0.46	$0.43
Diluted earnings per common share	$1.34	$1.27	$0.46	$0.42
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	110,000	1,585,000	(240,000)	(1,292,000)
Net unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of amortization	(11,000)	(12,000)	(3,000)	9,000
Net unrealized gain (loss) on cash flow hedging derivative instruments	(128,000)	58,000	(20,000)	193,000
Other comprehensive income (loss)	(29,000)	1,631,000	(263,000)	(1,090,000)
Comprehensive income	$14,473,000	$15,320,000	$4,719,000	$3,472,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
Net income	—	—	13,689,000	—	13,689,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,585,000	1,585,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	58,000	58,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(12,000)	(12,000)
Comprehensive income	—	—	13,689,000	1,631,000	15,320,000
Cash dividends declared ($0.68 per share)	—	—	(7,333,000)	—	(7,333,000)
Equity compensation expense	—	215,000	—	—	215,000
Payment to repurchase common stock	(7,053)	—	(129,000)	—	(129,000)
Tax benefit from vesting of restricted stock	—	32,000	—	—	32,000
Issuance of restricted stock	21,847	—	—	—	—
Proceeds from sale of common stock	19,680	391,000	—	—	391,000
Balance at September 30, 2016	10,788,329	$60,608,000	$112,900,000	$2,486,000	$175,994,000

Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000
Net income	—	—	14,502,000	—	14,502,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	110,000	110,000
Net unrealized loss on cash flow hedging derivative instruments	—	—	—	(128,000)	(128,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(11,000)	(11,000)
Comprehensive income	—	—	14,502,000	(29,000)	14,473,000
Cash dividends declared ($0.71 per share)	—	—	(7,682,000)	—	(7,682,000)
Equity compensation expense	—	247,000	—	—	247,000
Payment to repurchase common stock	(5,560)	—	(153,000)	—	(153,000)
Issuance of restricted stock	18,850	—	—	—	—
Proceeds from sale of common stock	17,488	476,000	—	—	476,000
Balance at September 30, 2017	10,824,724	$61,554,000	$118,360,000	$(32,000)	$179,882,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net income	$14,502,000	$13,689,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,378,000	1,302,000
Change in deferred taxes	98,000	(237,000)
Provision for loan losses	1,750,000	1,125,000
Loans originated for resale	(29,422,000)	(37,790,000)
Proceeds from sales and transfers of loans	30,323,000	37,765,000
Net gain on sales of loans	(553,000)	(854,000)
Net gain on sale or call of securities	(471,000)	(668,000)
Net amortization of premiums on investments	2,651,000	1,668,000
Net gain on sale of other real estate owned	(74,000)	(168,000)
Provision for losses on other real estate owned	17,000	89,000
Equity compensation expense	247,000	215,000
Tax benefit from vesting of restricted stock	—	32,000
Net increase in other assets and accrued interest	(2,677,000)	(2,115,000)
Net increase (decrease) in other liabilities	61,000	(159,000)
Net loss on disposal of premises and equipment	7,000	—
Amortization of investment in limited partnership	134,000	146,000
Net acquisition amortization	32,000	32,000
Net cash provided by operating activities	18,003,000	14,072,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(291,000)	(11,085,000)
Proceeds from sales of securities available for sale	15,587,000	10,305,000
Proceeds from maturities, payments and calls of securities available for sale	141,967,000	49,088,000
Proceeds from maturities, payments and calls of securities to be held to maturity	11,693,000	82,900,000
Proceeds from sales of other real estate owned	336,000	1,340,000
Purchases of securities available for sale	(158,330,000)	(117,307,000)
Purchases of securities to be held to maturity	(27,379,000)	(31,549,000)
Redemption of restricted equity securities	1,132,000	209,000
Net increase in loans	(50,660,000)	(41,681,000)
Capital expenditures	(914,000)	(1,265,000)
Net cash used by investing activities	(66,859,000)	(59,045,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	86,868,000	77,087,000
Net increase in certificates of deposit	20,224,000	53,473,000
Net decrease in short-term borrowings	(94,538,000)	(104,359,000)
Advances on long-term borrowings	50,000,000	35,000,000
Repayment on long-term borrowings	(35,000)	—
Payment to repurchase common stock	(153,000)	(129,000)
Proceeds from sale of common stock	476,000	391,000
Dividends paid	(8,977,000)	(7,333,000)
Net cash provided by financing activities	53,865,000	54,130,000
Net increase in cash and cash equivalents	5,009,000	9,157,000
Cash and cash equivalents at beginning of period	17,366,000	14,299,000
Cash and cash equivalents at end of period	$22,375,000	$23,456,000
Interest paid	$9,789,000	$7,877,000
Income taxes paid	3,950,000	4,682,000
Non-cash transactions
Net transfer from loans to other real estate owned	$224,000	$584,000

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
Subsequent Events
Events occurring subsequent to September 30, 2017, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$290,151,000	$1,339,000	$(2,701,000)	$288,789,000
State and political subdivisions	6,860,000	28,000	(46,000)	6,842,000
Other equity securities	3,257,000	113,000	(2,000)	3,368,000
	$300,268,000	$1,480,000	$(2,749,000)	$298,999,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,154,000	$—	$(197,000)	$10,957,000
Mortgage-backed securities	24,993,000	731,000	(40,000)	25,684,000
State and political subdivisions	202,232,000	3,640,000	(1,792,000)	204,080,000
Corporate securities	4,300,000	—	—	4,300,000
	$242,679,000	$4,371,000	$(2,029,000)	$245,021,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,761,000	$—	$—	$9,761,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,798,000	$—	$—	$10,798,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$282,397,000	$1,334,000	$(3,127,000)	$280,604,000
State and political subdivisions	16,183,000	475,000	(176,000)	16,482,000
Other equity securities	3,274,000	63,000	(7,000)	3,330,000
	$301,854,000	$1,872,000	$(3,310,000)	$300,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,943,000	$35,000	$(233,000)	$11,745,000
Mortgage-backed securities	31,201,000	967,000	(147,000)	32,021,000
State and political subdivisions	179,384,000	1,971,000	(3,884,000)	177,471,000
Corporate securities	4,300,000	—	—	4,300,000
	$226,828,000	$2,973,000	$(4,264,000)	$225,537,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,893,000	$—	$—	$10,893,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,930,000	$—	$—	$11,930,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$258,179,000	$3,848,000	$(513,000)	$261,514,000
State and political subdivisions	16,689,000	795,000	—	17,484,000
Other equity securities	3,258,000	55,000	(18,000)	3,295,000
	$278,126,000	$4,698,000	$(531,000)	$282,293,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$891,000	$15,000	$—	$906,000
Mortgage-backed securities	34,186,000	1,386,000	(34,000)	35,538,000
State and political subdivisions	149,393,000	5,830,000	(170,000)	155,053,000
Corporate securities	4,300,000	—	—	4,300,000
	$188,770,000	$7,231,000	$(204,000)	$195,797,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,011,000	$—	$—	$13,011,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$14,048,000	$—	$—	$14,048,000

The following table summarizes the contractual maturities of investment securities at September 30, 2017:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$176,000	$179,000	$552,000	$559,000
Due in 1 to 5 years	856,000	859,000	17,241,000	17,485,000
Due in 5 to 10 years	33,550,000	33,987,000	37,218,000	37,963,000
Due after 10 years	262,429,000	260,606,000	187,668,000	189,014,000
Equity securities	3,257,000	3,368,000	—	—
	$300,268,000	$298,999,000	$242,679,000	$245,021,000

The following table summarizes the contractual maturities of investment securities at December 31, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$253,000	$253,000	$906,000	$913,000
Due in 1 to 5 years	2,251,000	2,298,000	13,451,000	13,714,000
Due in 5 to 10 years	21,043,000	21,505,000	41,588,000	42,448,000
Due after 10 years	275,033,000	273,030,000	170,883,000	168,462,000
Equity securities	3,274,000	3,330,000	—	—
	$301,854,000	$300,416,000	$226,828,000	$225,537,000

The following table summarizes the contractual maturities of investment securities at September 30, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$973,000	$974,000	$1,772,000	$1,783,000
Due in 1 to 5 years	3,020,000	3,106,000	13,428,000	13,782,000
Due in 5 to 10 years	22,843,000	23,503,000	39,832,000	41,423,000
Due after 10 years	248,032,000	251,415,000	133,738,000	138,809,000
Equity securities	3,258,000	3,295,000	—	—
	$278,126,000	$282,293,000	$188,770,000	$195,797,000
At September 30, 2017, securities with a fair value of $233,733,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $222,328,000 as of December 31, 2016 and $249,162,000 at September 30, 2016, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2017 and 2016:

	For the nine months ended September 30,		For the quarter ended September 30,
	2017	2016	2017	2016
Proceeds from sales of securities	$15,587,000	$10,305,000	$15,584,000	$1,351,000
Gross realized gains	471,000	668,000	468,000	137,000
Gross realized losses	—	—	—	—
Net gain	$471,000	$668,000	$468,000	$137,000
Related income taxes	$165,000	$234,000	$164,000	$48,000

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2017, there were 229 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 61 had been temporarily impaired for 12 months or more. At September 30, 2017, there were no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of September 30, 2017 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,958,000	$(197,000)	$—	$—	$7,958,000	$(197,000)
Mortgage-backed securities	147,326,000	(1,635,000)	48,015,000	(1,106,000)	195,341,000	(2,741,000)
State and political subdivisions	39,407,000	(1,186,000)	12,583,000	(652,000)	51,990,000	(1,838,000)
Other equity securities	—	—	10,000	(2,000)	10,000	(2,000)
	$194,691,000	$(3,018,000)	$60,608,000	$(1,760,000)	$255,299,000	$(4,778,000)

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
As of September 30, 2016, there were 71 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 13 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of September 30, 2016 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$79,118,000	$(468,000)	$2,407,000	$(79,000)	$81,525,000	(547,000)
State and political subdivisions	13,666,000	(170,000)	—	—	13,666,000	(170,000)
Other equity securities	10,000	(2,000)	107,000	(16,000)	117,000	(18,000)
	$92,794,000	$(640,000)	$2,514,000	$(95,000)	$95,308,000	$(735,000)

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $140,000 at September 30, 2017. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2017 and 2016, and December 31, 2016, the Bank's investment in FHLB stock totaled $9,761,000, $13,011,000 and $10,893,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2017. The Bank will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of September 30, 2017 and 2016 and at December 31, 2016:

	September 30, 2017		December 31, 2016		September 30, 2016
Commercial
Real estate	$301,227,000	26.9%	$302,506,000	28.2%	$297,808,000	28.9%
Construction	32,893,000	2.9%	25,406,000	2.4%	18,828,000	1.8%
Other	172,986,000	15.4%	150,769,000	14.1%	131,198,000	12.8%
Municipal	33,311,000	3.0%	27,056,000	2.5%	26,153,000	2.5%
Residential
Term	429,572,000	38.3%	411,469,000	38.4%	403,159,000	39.2%
Construction	15,495,000	1.4%	18,303,000	1.7%	14,269,000	1.4%
Home equity line of credit	110,178,000	9.8%	110,907,000	10.4%	111,994,000	10.9%
Consumer	25,424,000	2.3%	25,110,000	2.3%	25,583,000	2.5%
Total	$1,121,086,000	100.0%	$1,071,526,000	100.0%	$1,028,992,000	100.0%
Loan balances include net deferred loan costs of $5,560,000 as of September 30, 2017, $4,921,000 as of December 31, 2016, and $4,648,000 as of September 30, 2016. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $245,000,000 at September 30, 2017, $257,122,000 at December 31, 2016, and $262,001,000 at September 30, 2016, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $297,712,000 at September 30, 2017, $261,463,000 at December 31, 2016, and $261,416,000 at September 30, 2016, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2017, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$415,000	$169,000	$1,387,000	$1,971,000	$299,256,000	$301,227,000	$—
Construction	—	—	—	—	32,893,000	32,893,000	—
Other	345,000	265,000	567,000	1,177,000	171,809,000	172,986,000	—
Municipal	—	—	—	—	33,311,000	33,311,000	—
Residential
Term	295,000	3,668,000	1,941,000	5,904,000	423,668,000	429,572,000	344,000
Construction	—	—	—	—	15,495,000	15,495,000	—
Home equity line of credit	645,000	130,000	986,000	1,761,000	108,417,000	110,178,000	167,000
Consumer	195,000	6,000	18,000	219,000	25,205,000	25,424,000	—
Total	$1,895,000	$4,238,000	$4,899,000	$11,032,000	$1,110,054,000	$1,121,086,000	$511,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,039,000	$22,000	$2,415,000	$3,476,000	$299,030,000	$302,506,000	$753,000
Construction	—	—	—	—	25,406,000	25,406,000	—
Other	202,000	33,000	796,000	1,031,000	149,738,000	150,769,000	20,000
Municipal	—	—	—	—	27,056,000	27,056,000	—
Residential
Term	631,000	3,970,000	1,802,000	6,403,000	405,066,000	411,469,000	—
Construction	—	—	—	—	18,303,000	18,303,000	—
Home equity line of credit	704,000	157,000	703,000	1,564,000	109,343,000	110,907,000	—
Consumer	135,000	45,000	4,000	184,000	24,926,000	25,110,000	4,000
Total	$2,711,000	$4,227,000	$5,720,000	$12,658,000	$1,058,868,000	$1,071,526,000	$777,000
Information on the past-due status of loans by class of financing receivable as of September 30, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$385,000	$1,101,000	$1,486,000	$296,322,000	$297,808,000	$—
Construction	—	—	—	—	18,828,000	18,828,000	—
Other	573,000	18,000	53,000	644,000	130,554,000	131,198,000	—
Municipal	—	—	—	—	26,153,000	26,153,000	—
Residential
Term	414,000	3,896,000	1,925,000	6,235,000	396,924,000	403,159,000	—
Construction	—	—	—	—	14,269,000	14,269,000	—
Home equity line of credit	310,000	49,000	708,000	1,067,000	110,927,000	111,994,000	—
Consumer	124,000	124,000	62,000	310,000	25,273,000	25,583,000	7,000
Total	$1,421,000	$4,472,000	$3,849,000	$9,742,000	$1,019,250,000	$1,028,992,000	$7,000
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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of September 30, 2017 and 2016 and at December 31, 2016 is presented in the following table:

	September 30, 2017	December 31, 2016	September 30, 2016
Commercial
Real estate	$1,929,000	$1,907,000	$1,222,000
Construction	—	—	—
Other	9,520,000	964,000	412,000
Municipal	—	—	—
Residential
Term	3,875,000	4,060,000	4,475,000
Construction	—	—	—
Home equity line of credit	1,001,000	843,000	851,000
Consumer	51,000	—	170,000
Total	$16,376,000	$7,774,000	$7,130,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2017 is presented in the following table:

				For the nine months ended September 30, 2017		For the quarter ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,281,000	$5,634,000	$—	$5,418,000	$149,000	$5,398,000	$55,000
Construction	—	—	—	—	—	—	—
Other	2,862,000	2,955,000	—	1,631,000	37,000	1,879,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,133,000	11,358,000	—	11,110,000	236,000	10,645,000	75,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,495,000	1,807,000	—	1,417,000	18,000	1,479,000	4,000
Consumer	51,000	102,000	—	8,000	—	23,000	—
	$19,822,000	$21,856,000	$—	$19,584,000	$440,000	$19,424,000	$146,000
With an Allowance Recorded
Commercial
Real estate	$4,555,000	$4,891,000	$347,000	$4,549,000	$125,000	$4,360,000	$40,000
Construction	763,000	763,000	108,000	763,000	28,000	763,000	10,000
Other	7,388,000	7,392,000	1,130,000	991,000	—	2,618,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	2,508,000	2,726,000	307,000	2,078,000	66,000	2,293,000	25,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	24,000	27,000	24,000	25,000	—	25,000	—
Consumer	—	—	—	—	—	—	—
	$15,238,000	$15,799,000	$1,916,000	$8,406,000	$219,000	$10,059,000	$75,000
Total
Commercial
Real estate	$9,836,000	$10,525,000	$347,000	$9,967,000	$274,000	$9,758,000	$95,000
Construction	763,000	763,000	108,000	763,000	28,000	763,000	10,000
Other	10,250,000	10,347,000	1,130,000	2,622,000	37,000	4,497,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	12,641,000	14,084,000	307,000	13,188,000	302,000	12,938,000	100,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,519,000	1,834,000	24,000	1,442,000	18,000	1,504,000	4,000
Consumer	51,000	102,000	—	8,000	—	23,000	—
	$35,060,000	$37,655,000	$1,916,000	$27,990,000	$659,000	$29,483,000	$221,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2016 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,201,000	$5,614,000	$—	$6,252,000	$220,000
Construction	—	—	—	32,000	—
Other	1,671,000	1,852,000	—	1,074,000	86,000
Municipal	—	—	—	—	—
Residential
Term	11,483,000	12,654,000	—	11,025,000	442,000
Construction	—	—	—	—	—
Home equity line of credit	1,361,000	1,733,000	—	1,213,000	33,000
Consumer	—	—	—	9,000	—
	$19,716,000	$21,853,000	$—	$19,605,000	$781,000
With an Allowance Recorded
Commercial
Real estate	$4,820,000	$4,925,000	$505,000	$4,153,000	$186,000
Construction	763,000	763,000	100,000	816,000	36,000
Other	72,000	72,000	39,000	317,000	—
Municipal	—	—	—	—	—
Residential
Term	2,186,000	2,328,000	304,000	3,209,000	101,000
Construction	—	—	—	—	—
Home equity line of credit	26,000	28,000	26,000	69,000	—
Consumer	—	—	—	48,000	—
	$7,867,000	$8,116,000	$974,000	$8,612,000	$323,000
Total
Commercial
Real estate	$10,021,000	$10,539,000	$505,000	$10,405,000	$406,000
Construction	763,000	763,000	100,000	848,000	36,000
Other	1,743,000	1,924,000	39,000	1,391,000	86,000
Municipal	—	—	—	—	—
Residential
Term	13,669,000	14,982,000	304,000	14,234,000	543,000
Construction	—	—	—	—	—
Home equity line of credit	1,387,000	1,761,000	26,000	1,282,000	33,000
Consumer	—	—	—	57,000	—
	$27,583,000	$29,969,000	$974,000	$28,217,000	$1,104,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2016 is presented in the following table:

				For the nine months ended September 30, 2016		For the quarter ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,530,000	$5,601,000	$—	$6,559,000	$186,000	$5,540,000	$41,000
Construction	—	—	—	43,000	1,000	10,000	—
Other	754,000	801,000	—	1,016,000	33,000	883,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	11,675,000	12,830,000	—	10,830,000	340,000	11,183,000	131,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,334,000	1,705,000	—	1,171,000	26,000	1,080,000	13,000
Consumer	55,000	96,000	—	6,000	3,000	18,000	3,000
	$19,348,000	$21,033,000	$—	$19,625,000	$589,000	$18,714,000	$200,000
With an Allowance Recorded
Commercial
Real estate	$4,912,000	$5,094,000	$381,000	$3,940,000	$130,000	$4,899,000	$59,000
Construction	788,000	788,000	99,000	834,000	27,000	788,000	9,000
Other	500,000	503,000	68,000	312,000	21,000	519,000	9,000
Municipal	—	—	—	—	—	—	—
Residential
Term	2,456,000	2,667,000	318,000	3,529,000	79,000	2,929,000	13,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	66,000	68,000	32,000	75,000	1,000	80,000	—
Consumer	115,000	115,000	51,000	51,000	2,000	115,000	2,000
	$8,837,000	$9,235,000	$949,000	$8,741,000	$260,000	$9,330,000	$92,000
Total
Commercial
Real estate	$10,442,000	$10,695,000	$381,000	$10,499,000	$316,000	$10,439,000	$100,000
Construction	788,000	788,000	99,000	877,000	28,000	798,000	9,000
Other	1,254,000	1,304,000	68,000	1,328,000	54,000	1,402,000	21,000
Municipal	—	—	—	—	—	—	—
Residential
Term	14,131,000	15,497,000	318,000	14,359,000	419,000	14,112,000	144,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,400,000	1,773,000	32,000	1,246,000	27,000	1,160,000	13,000
Consumer	170,000	211,000	51,000	57,000	5,000	133,000	5,000
	$28,185,000	$30,268,000	$949,000	$28,366,000	$849,000	$28,044,000	$292,000

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
As of September 30, 2017, the Company had 67 loans with a balance of $19,760,000 that have been classified as TDRs. This compares to 71 loans with a balance of $21,526,000 and 75 loans with a balance of $22,025,000 classified as TDRs as of December 31, 2016 and September 30, 2016, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of September 30, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	9	$7,908,000	$65,000
Construction	1	763,000	108,000
Other	5	730,000	—
Municipal	—	—	—
Residential
Term	49	9,842,000	283,000
Construction	—	—	—
Home equity line of credit	3	517,000	—
Consumer	—	—	—
	67	$19,760,000	$456,000
The following table shows TDRs by class and the specific reserve as of December 31, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	10	$8,937,000	$375,000
Construction	1	763,000	100,000
Other	5	779,000	—
Municipal	—	—	—
Residential
Term	52	10,503,000	261,000
Construction	—	—	—
Home equity line of credit	3	544,000	—
Consumer	—	—	—
	71	$21,526,000	$736,000

The following table shows TDRs by class and the specific reserve as of September 30, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	11	$9,221,000	$116,000
Construction	1	788,000	99,000
Other	7	841,000	5,000
Municipal	—	—	—
Residential
Term	53	10,626,000	272,000
Construction	—	—	—
Home equity line of credit	3	549,000	—
Consumer	—	—	—
	75	$22,025,000	$492,000

As of September 30, 2017, 14 of the loans classified as TDRs with a total balance of $1,849,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	1	6,000	—
Municipal	—	—	—
Residential
Term	12	1,676,000	65,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	14	$1,849,000	$65,000

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
For the nine months ended September 30, 2017 and 2016, no loans were placed on TDR status.
As of September 30, 2017, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $826,000. There were also eight loans with an outstanding balance of $1,075,000 that were classified as TDRs and on non-accrual status, of which one loan with an outstanding balance of $108,000 was in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of September 30, 2017, there were 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,861,000, none of which were placed in TDR status in the past 12 months. This compares to 13 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,508,000 as of September 30, 2016.
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
A breakdown of the allowance for loan losses as of September 30, 2017, December 31, 2016, and September 30, 2016, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2017	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$347,000	$1,315,000	$2,342,000	$—	$4,004,000
Construction	108,000	142,000	253,000	—	503,000
Other	1,130,000	752,000	1,341,000	—	3,223,000
Municipal	—	—	20,000	—	20,000
Residential
Term	307,000	300,000	550,000	—	1,157,000
Construction	—	11,000	20,000	—	31,000
Home equity line of credit	24,000	297,000	366,000	—	687,000
Consumer	—	247,000	288,000	—	535,000
Unallocated	—	—	—	852,000	852,000
	$1,916,000	$3,064,000	$5,180,000	$852,000	$11,012,000

As of December 31, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$505,000	$1,471,000	$2,012,000	$—	$3,988,000
Construction	100,000	125,000	171,000	—	396,000
Other	39,000	735,000	1,006,000	—	1,780,000
Municipal	—	—	18,000	—	18,000
Residential
Term	304,000	563,000	421,000	—	1,288,000
Construction	—	25,000	19,000	—	44,000
Home equity line of credit	26,000	444,000	337,000	—	807,000
Consumer	—	328,000	231,000	—	559,000
Unallocated	—	—	—	1,258,000	1,258,000
	$974,000	$3,691,000	$4,215,000	$1,258,000	$10,138,000

As of September 30, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$381,000	$1,303,000	$2,355,000	$—	$4,039,000
Construction	99,000	81,000	147,000	—	327,000
Other	68,000	577,000	1,043,000	—	1,688,000
Municipal	—	—	18,000	—	18,000
Residential
Term	318,000	571,000	470,000	—	1,359,000
Construction	—	20,000	17,000	—	37,000
Home equity line of credit	32,000	457,000	385,000	—	874,000
Consumer	51,000	318,000	249,000	—	618,000
Unallocated	—	—	—	1,338,000	1,338,000
	$949,000	$3,327,000	$4,684,000	$1,338,000	$10,298,000
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
The qualitative portion of the allowance for loan losses was 0.46% of related loans as of September 30, 2017 and 0.39% as of December 31, 2016. The qualitative portion increased $965,000 between December 31, 2016 and September 30, 2017 due to loan growth, slippage in certain economic factors, and an increase in nonaccrual loans.
The unallocated component of the allowance totaled $852,000 at September 30, 2017, or 7.7% of the total reserve. This compares to $1,258,000 or 12.4% as of December 31, 2016. The change supported an increase in specific reserves attributable to deterioration in two loan relationships.
The allowance for loan losses as a percent of total loans stood at 0.98% as of September 30, 2017 and 0.95% as of December 31, 2016. This compares to 1.00% as of September 30, 2016.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 30.4% of capital are below the regulatory guidance limit of 100.0% of capital at September 30, 2017. Construction loans and non-owner-occupied commercial real estate loans are at 107.6% of total capital, below the regulatory limit of 300.0% of capital at September 30, 2017.
The process of establishing the allowance with respect to the commercial loan portfolio begins when a Loan Officer or Senior Officer (or designate) initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of the outstanding loans and commitments are subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $500,000 and lines of credit greater than $250,000 are subject to review annually by the Company's internal credit review function. The methodology employs Management's judgment as to the level of losses on existing loans based on internal review of the loan portfolio, including an analysis of a borrower's current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business.

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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2017:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$868,000	$—	$868,000
2 Above Average	13,051,000	43,000	7,501,000	32,560,000	53,155,000
3 Satisfactory	76,533,000	3,763,000	49,886,000	751,000	130,933,000
4 Average	146,424,000	18,685,000	79,410,000	—	244,519,000
5 Watch	44,773,000	10,402,000	18,190,000	—	73,365,000
6 OAEM	2,738,000	—	4,625,000	—	7,363,000
7 Substandard	17,585,000	—	12,506,000	—	30,091,000
8 Doubtful	123,000	—	—	—	123,000
Total	$301,227,000	$32,893,000	$172,986,000	$33,311,000	$540,417,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2017.

The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2017, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2017:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2017
Beginning balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000
Charge offs	305,000	—	58,000	—	351,000	—	28,000	276,000	—	1,018,000
Recoveries	—	—	25,000	—	29,000	—	4,000	84,000	—	142,000
Provision (credit)	321,000	107,000	1,476,000	2,000	191,000	(13,000)	(96,000)	168,000	(406,000)	1,750,000
Ending balance	$4,004,000	$503,000	$3,223,000	$20,000	$1,157,000	$31,000	$687,000	$535,000	$852,000	$11,012,000
For the three months ended September 30, 2017
Beginning balance	$3,996,000	$517,000	$2,171,000	$19,000	$999,000	$26,000	$684,000	$529,000	$1,670,000	$10,611,000
Charge offs	—	—	—	—	281,000	—	—	120,000	—	401,000
Recoveries	—	—	7,000	—	10,000	—	1,000	34,000	—	52,000
Provision (credit)	8,000	(14,000)	1,045,000	1,000	429,000	5,000	2,000	92,000	(818,000)	750,000
Ending balance	$4,004,000	$503,000	$3,223,000	$20,000	$1,157,000	$31,000	$687,000	$535,000	$852,000	$11,012,000
Allowance for loan losses as of September 30, 2017
Ending balance specifically evaluated for impairment	$347,000	$108,000	$1,130,000	$—	$307,000	$—	$24,000	$—	$—	$1,916,000
Ending balance collectively evaluated for impairment	$3,657,000	$395,000	$2,093,000	$20,000	$850,000	$31,000	$663,000	$535,000	$852,000	$9,096,000
Related loan balances as of September 30, 2017
Ending balance	$301,227,000	$32,893,000	$172,986,000	$33,311,000	$429,572,000	$15,495,000	$110,178,000	$25,424,000	$—	$1,121,086,000
Ending balance specifically evaluated for impairment	$9,836,000	$763,000	$10,250,000	$—	$12,641,000	$—	$1,519,000	$51,000	$—	$35,060,000
Ending balance collectively evaluated for impairment	$291,391,000	$32,130,000	$162,736,000	$33,311,000	$416,931,000	$15,495,000	$108,659,000	$25,373,000	$—	$1,086,026,000

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

As of September 30, 2017, 127,560 shares of restricted stock had been granted under the 2010 Plan, of which 71,086 shares remain restricted as of September 30, 2017 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2013	5.0	14,776	0.6
2014	5.0	10,422	1.6
2015	5.0	12,023	2.6
2016	5.0	15,015	3.6
2017	1.0	3,976	0.7
2017	3.0	4,902	2.6
2017	5.0	9,972	4.6
		71,086	2.3
The compensation cost related to these restricted stock grants is $1,428,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2017, $247,000 of expense was recognized for these restricted shares, leaving $745,000 in unrecognized expense as of September 30, 2017. In the nine months ended September 30, 2016, $215,000 of expense was recognized for restricted shares, leaving $540,000 in unrecognized expense as of September 30, 2016.
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

Common Stock
Proceeds from sale of common stock totaled $476,000 and $391,000 for the nine months ended September 30, 2017 and 2016, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2017 and 2016:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2017
Net income as reported	$14,502,000
Basic EPS: Income available to common shareholders	14,502,000	10,744,155	$1.35
Effect of dilutive securities: restricted stock		71,923
Diluted EPS: Income available to common shareholders plus assumed conversions	$14,502,000	10,816,078	$1.34
For the nine months ended September 30, 2016
Net income as reported	$13,689,000
Basic EPS: Income available to common shareholders	13,689,000	10,709,901	$1.28
Effect of dilutive securities: restricted stock and warrants		110,492
Diluted EPS: Income available to common shareholders plus assumed conversions	$13,689,000	10,820,393	$1.27

The following table sets forth the computation of basic and diluted EPS for the quarters ended September 30, 2017 and 2016:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2017
Net income as reported	$4,982,000
Basic EPS: Income available to common shareholders	4,982,000	10,751,630	$0.46
Effect of dilutive securities: restricted stock		71,086
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,982,000	10,822,716	$0.46
For the quarter ended September 30, 2016
Net income as reported	$4,562,000
Basic EPS: Income available to common shareholders	4,562,000	10,718,873	$0.43
Effect of dilutive securities: restricted stock and warrants		125,495
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,562,000	10,844,368	$0.42
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
The following table presents the number of warrants outstanding as of September 30, 2016 and the amount for which the average market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
For the three and nine months ended September 30, 2016
Warrants issued to private parties	226,819	226,819	—
Total	226,819	226,819	—

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2016. The amount for 2017 has not been established. The expense related to the 401(k) plan was $364,000 and $338,000 for the nine months ended September 30, 2017 and 2016, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $161,000 for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the associated accrued liability included in other liabilities in the balance sheet was $3,040,000 compared to $3,073,000 and $3,072,000 at December 31, 2016 and September 30, 2016, respectively.

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

	At or for the nine months ended September 30,
	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$1,870,000	$1,967,000
Interest cost	57,000	63,000
Benefits paid	(96,000)	(90,000)
Benefit obligation at end of period	$1,831,000	$1,940,000
Funded status
Benefit obligation at end of period	$(1,831,000)	$(1,940,000)
Unamortized loss	156,000	240,000
Accrued benefit cost at end of period	$(1,675,000)	$(1,700,000)
The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarter ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Interest cost	$57,000	$63,000	19,000	21,000
Net periodic benefit cost	$57,000	$63,000	$19,000	$21,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	September 30, 2017	December 31, 2016	September 30, 2016
Unamortized net actuarial loss	$(156,000)	$(156,000)	$(240,000)
Deferred tax benefit at 35%	54,000	54,000	84,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(102,000)	$(102,000)	$(156,000)

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2017 and 2016.

	For the nine months ended September 30,		For the quarter ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$(935,000)	$1,123,000	$(585,000)	$4,000,000
Unrealized gains (losses) arising during the period	640,000	3,106,000	99,000	(1,851,000)
Reclassification of realized gains during the period	(471,000)	(668,000)	(468,000)	(137,000)
Related deferred taxes	(59,000)	(853,000)	129,000	696,000
Net change	110,000	1,585,000	(240,000)	(1,292,000)
Balance at end of period	$(825,000)	$2,708,000	$(825,000)	$2,708,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2017 and 2016.

	For the nine months ended September 30,		For the quarter ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$(129,000)	$(112,000)	$(137,000)	$(133,000)
Amortization of net unrealized gains (losses)	(17,000)	(18,000)	(5,000)	14,000
Related deferred taxes	6,000	6,000	2,000	(5,000)
Net change	(11,000)	(12,000)	(3,000)	9,000
Balance at end of period	$(140,000)	$(124,000)	$(140,000)	$(124,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2017 and 2016.

	For the nine months ended September 30,		For the quarter ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$1,163,000	$—	$1,055,000	$(135,000)
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	(198,000)	90,000	(31,000)	298,000
Related deferred taxes	70,000	(32,000)	11,000	(105,000)
Net change	(128,000)	58,000	(20,000)	193,000
Balance at end of period	$1,035,000	$58,000	$1,035,000	$58,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2017 and 2016.

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
The details of the interest rate swap agreements are as follows:

					As of September 30,
					2017	2016
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.940%	$934,000	$28,000
$20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.893%	$658,000	62,000
$50,000,000					$1,592,000	$90,000
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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2017, the prepayment assumption using the PSA model was 201, which translates into an anticipated prepayment rate of 12.04%. The discount rate is the quarterly average 10 year U.S. Treasury plus 5.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2017 and 2016, servicing rights capitalized totaled $339,000 and $370,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2017 and 2016 were $274,000 and $339,000, respectively. The fair value of servicing rights was $1,888,000, $1,696,000 and $1,683,000 at September 30, 2017,

December 31, 2016 and September 30, 2016, respectively. The Bank serviced loans for others totaling $256,530,000, $250,083,000 and $241,028,000 at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2017	December 31, 2016	September 30, 2016
Mortgage servicing rights	$5,199,000	$5,901,000	$5,718,000
Accumulated amortization	(4,072,000)	(4,680,000)	(4,560,000)
Impairment reserve	(18,000)	(108,000)	(87,000)
	$1,109,000	$1,113,000	$1,071,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2017 and 2016, and at December 31, 2016:

	September 30, 2017	December 31, 2016	September 30, 2016
Certificates of deposit < $100,000	$250,865,000	$195,115,000	$192,424,000
Certificates $100,000 to $250,000	202,722,000	240,904,000	183,991,000
Certificates $250,000 and over	43,257,000	40,601,000	48,040,000
	$496,844,000	$476,620,000	$424,455,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2017 and 2016, and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets that were measured at fair value on a recurring basis as of September 30, 2017, December 31, 2016 and September 30, 2016.

	At September 30, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$288,789,000	$—	$288,789,000
State and political subdivisions	—	6,842,000	—	6,842,000
Other equity securities	—	3,368,000	—	3,368,000
Total securities available for sale	—	298,999,000	—	298,999,000
Interest rate swap agreements	—	1,592,000	—	1,592,000
Total assets	$—	$300,591,000	$—	$300,591,000

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$280,604,000	$—	$280,604,000
State and political subdivisions	—	16,482,000	—	16,482,000
Other equity securities	—	3,330,000	—	3,330,000
Total securities available for sale	—	300,416,000	—	300,416,000
Interest rate swap agreements	—	1,790,000	—	1,790,000
Total assets	$—	$302,206,000	$—	$302,206,000

	At September 30, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$261,514,000	$—	$261,514,000
State and political subdivisions	—	17,484,000	—	17,484,000
Other equity securities	—	3,295,000	—	3,295,000
Total securities available for sale	—	282,293,000	—	282,293,000
Interest rate swap agreements	—	90,000	—	90,000
Total assets	$—	$282,383,000	$—	$282,383,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $53,000, $205,000 and $162,000 at September 30, 2017, December 31, 2016, and September 30, 2016, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $1,553,000, $478,000 and $496,000 at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

	At September 30, 2017
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$320,000	$—	$320,000
Impaired loans	—	7,334,000	—	7,334,000
Total assets	$—	$7,654,000	$—	$7,654,000

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$375,000	$—	$375,000
Impaired loans	—	827,000	—	827,000
Total assets	$—	$1,202,000	$—	$1,202,000

	At September 30, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$855,000	$—	$855,000
Impaired loans	—	1,311,000	—	1,311,000
Total assets	$—	$2,166,000	$—	$2,166,000

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
The carrying amount and estimated fair values for financial instruments as of September 30, 2017 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,375,000	$22,375,000	$22,375,000	$—	$—
Interest bearing deposits in other banks	584,000	584,000	584,000	—	—
Securities available for sale	298,999,000	298,999,000	—	298,999,000	—
Securities to be held to maturity	242,679,000	245,021,000	—	245,021,000	—
Restricted equity securities	10,798,000	10,798,000	—	10,798,000	—
Loans held for sale	434,000	434,000	—	434,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	296,888,000	290,475,000	—	351,000	290,124,000
Construction	32,348,000	31,649,000	—	—	31,649,000
Other	169,493,000	167,710,000	—	6,259,000	161,451,000
Municipal	33,289,000	33,466,000	—	—	33,466,000
Residential
Term	428,318,000	431,112,000	—	724,000	430,388,000
Construction	15,461,000	15,307,000	—	—	15,307,000
Home equity line of credit	109,433,000	107,891,000	—	—	107,891,000
Consumer	24,844,000	24,416,000	—	—	24,416,000
Total loans	1,110,074,000	1,102,026,000	—	7,334,000	1,094,692,000
Mortgage servicing rights	1,109,000	1,888,000	—	1,888,000	—
Interest rate swap agreements	1,592,000	1,592,000	—	1,592,000	—
Accrued interest receivable	5,820,000	5,820,000	—	5,820,000	—
Financial liabilities
Demand deposits	$193,089,000	$187,310,000	$—	$187,310,000	$—
NOW deposits	291,403,000	274,629,000	—	274,629,000	—
Money market deposits	134,257,000	126,541,000	—	126,541,000	—
Savings deposits	234,456,000	207,813,000	—	207,813,000	—
Local certificates of deposit	220,702,000	220,047,000	—	220,047,000	—
National certificates of deposit	276,142,000	276,078,000	—	276,078,000	—
Total deposits	1,350,049,000	1,292,418,000	—	1,292,418,000	—
Repurchase agreements	75,412,000	72,948,000	—	72,948,000	—
Federal Home Loan Bank advances	158,916,000	158,424,000	—	158,424,000	—
Total borrowed funds	234,328,000	231,372,000	—	231,372,000	—
Accrued interest payable	605,000	605,000	—	605,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2016 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,366,000	$17,366,000	$17,366,000	$—	$—
Interest bearing deposits in other banks	293,000	293,000	293,000	—	—
Securities available for sale	300,416,000	300,416,000	—	300,416,000	—
Securities to be held to maturity	226,828,000	225,537,000	—	225,537,000	—
Restricted equity securities	11,930,000	11,930,000	—	11,930,000	—
Loans held for sale	782,000	782,000	—	782,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	297,952,000	293,103,000	—	558,000	292,545,000
Construction	24,954,000	24,548,000	—	—	24,548,000
Other	148,737,000	147,394,000	—	33,000	147,361,000
Municipal	27,035,000	27,446,000	—	—	27,446,000
Residential
Term	409,999,000	410,327,000	—	236,000	410,091,000
Construction	18,253,000	18,125,000	—	—	18,125,000
Home equity line of credit	109,986,000	108,740,000	—	—	108,740,000
Consumer	24,472,000	24,131,000	—	—	24,131,000
Total loans	1,061,388,000	1,053,814,000	—	827,000	1,052,987,000
Mortgage servicing rights	1,113,000	1,696,000	—	1,696,000	—
Interest rate swap agreements	1,790,000	1,790,000	—	1,790,000	—
Accrued interest receivable	5,532,000	5,532,000	—	5,532,000	—
Financial liabilities
Demand deposits	$140,482,000	$133,342,000	$—	$133,342,000	$—
NOW deposits	282,971,000	259,418,000	—	259,418,000	—
Money market deposits	125,544,000	115,087,000	—	115,087,000	—
Savings deposits	217,340,000	188,260,000	—	188,260,000	—
Local certificates of deposit	210,316,000	209,370,000	—	209,370,000	—
National certificates of deposit	266,304,000	266,372,000	—	266,372,000	—
Total deposits	1,242,957,000	1,171,849,000	—	1,171,849,000	—
Repurchase agreements	84,174,000	79,827,000	—	79,827,000	—
Federal Home Loan Bank advances	194,727,000	193,733,000	—	193,733,000	—
Total borrowed funds	278,901,000	273,560,000	—	273,560,000	—
Accrued interest payable	479,000	479,000	—	479,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2016 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$23,456,000	$23,456,000	$23,456,000	$—	$—
Interest bearing deposits in other banks	15,098,000	15,098,000	15,098,000	—	—
Securities available for sale	282,293,000	282,293,000	—	282,293,000	—
Securities to be held to maturity	188,770,000	195,797,000	—	195,797,000	—
Restricted equity securities	14,048,000	14,048,000	—	14,048,000	—
Loans held for sale	1,228,000	1,228,000	—	1,228,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	293,167,000	289,015,000	—	544,000	288,471,000
Construction	18,452,000	18,191,000	—	—	18,191,000
Other	129,258,000	129,143,000	—	—	129,143,000
Municipal	26,132,000	27,270,000	—	—	27,270,000
Residential
Term	401,597,000	409,916,000	—	703,000	409,213,000
Construction	14,226,000	14,170,000	—	—	14,170,000
Home equity line of credit	110,989,000	110,220,000	—	—	110,220,000
Consumer	24,873,000	24,724,000	—	64,000	24,660,000
Total loans	1,018,694,000	1,022,649,000	—	1,311,000	1,021,338,000
Mortgage servicing rights	1,071,000	1,683,000	—	1,683,000	—
Interest rate swap agreements	90,000	90,000	—	90,000	—
Accrued interest receivable	5,079,000	5,079,000	—	5,079,000	—
Financial liabilities
Demand deposits	$158,476,000	$163,498,000	$—	$163,498,000	$—
NOW deposits	295,708,000	296,393,000	—	296,393,000	—
Money market deposits	76,685,000	71,714,000	—	71,714,000	—
Savings deposits	218,425,000	206,331,000	—	206,331,000	—
Local certificates of deposit	211,402,000	213,622,000	—	213,622,000	—
National certificates of deposit	213,053,000	213,332,000	—	213,332,000	—
Total deposits	1,173,749,000	1,164,890,000	—	1,164,890,000	—
Repurchase agreements	87,970,000	87,246,000	—	87,246,000	—
Federal Home Loan Bank advances	180,128,000	181,918,000	—	181,918,000	—
Total borrowed funds	268,098,000	269,164,000	—	269,164,000	—
Accrued interest payable	508,000	508,000	—	508,000	—

Note 16 – Impact of Recently Issued Accounting Standards
The FASB issued Accounting Standards Updated (“ASU”) No. 2014-09, Revenue from Contracts with Customers, in 2014 to replace the current plethora of industry-specific rules with a broad, principles-based framework for recognizing and measuring revenue. Due to the complexity of the new pronouncement and the anticipated effort required by entities in many industries to implement ASU No. 2014-09, FASB delayed the effective date. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance to annual reporting periods beginning after December 15, 2017, and all other entities should apply the guidance to annual reporting periods beginning after December 15, 2018. FASB formed a Transition Resource Group to assist it in identifying implementation issues that may require further clarification or amendment to ASU No. 2014-09. As a result of that group’s deliberations, FASB has issued the following amendments, which will be effective concurrently with ASU No. 2014-09: ASU No. 2016-08, Principal versus Agent Considerations, which clarifies whether an entity should record the gross amount of revenue or only its ultimate share when a third party is also involved in providing goods or services to a customer; ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies and simplifies the process for determining whether performance obligations to a customer should be segregated and accounted for individually, and clarifies how the new revenue rules apply to licenses of intellectual property; and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies and simplifies the process of assessing collectability of consideration under a contract, presentation of sales taxes, accounting for noncash consideration received, and certain transitional issues. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.
In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. The ASU also changes certain disclosure requirements and other aspects of U.S. GAAP, including a requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not expect the ASU to have a material effect on the Company's consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Acounting. The ASU was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a shared-based payment award. The ASU include guidance on determining which changes to the terms and conditions of share-based payment awards require and entity to apply modification accounting under Topic 718. The ASU is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The ASU should be applied prospectively to an award modified on or after the adoption date. Management does not expect the ASU to have a material effect on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this ASU improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the hedge accounting guidance in current US GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal year. Early application is permitted in any interim period after issuance of the ASU. Management is reviewing the guidance in this ASU to determie whether it will have a material effect on the Company's consolidated financial statements.

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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2017	2016	2017	2016
Net interest income as presented	$35,095	$32,209	$11,954	$10,529
Effect of tax-exempt income	2,953	2,291	1,003	785
Net interest income, tax equivalent	$38,048	$34,500	$12,957	$11,314
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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2017	2016	2017	2016
Non-interest expense, as presented	$23,351	$21,850	$8,013	$7,405
Net interest income, as presented	35,095	32,209	11,954	10,529
Effect of tax-exempt income	2,953	2,291	1,003	785
Non-interest income, as presented	9,338	9,439	3,493	3,469
Effect of non-interest tax-exempt income	248	267	83	89
Net securities gains	(471)	(668)	(468)	(137)
Adjusted net interest income plus non-interest income	$47,163	$43,538	$16,065	$14,735
Non-GAAP efficiency ratio	49.51%	50.19%	49.88%	50.25%
GAAP efficiency ratio	52.55%	52.46%	51.87%	52.90%
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

The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2017	2016	2017	2016
Average shareholders' equity as presented	$178,482	$174,415	$181,153	$177,312
Less average intangible assets	(30,049)	(30,092)	(30,064)	(30,082)
Average tangible shareholders' common equity	$148,433	$144,323	$151,089	$147,230

Executive Summary
Net income for the nine months ended September 30, 2017 was $14.5 million, up $813,000 or 5.9% from the same period in 2016. Earnings per common share on a fully diluted basis were $1.34 for the nine months ended September 30, 2017, up $0.07 or 5.5% from the $1.27 posted for the same period in 2016. For the quarter ended September 30, 2017, net income was $5.0 million, up $420,000 or 9.2% from the same period in 2016. Earnings per common share on a fully diluted basis were $0.46 for the quarter ended September 30, 2017, up $0.04 or 9.5% from the $0.42 posted in 2016. Compared to the previous quarter, net income was up $99,000 or 2.0% and earnings per common share on a fully diluted basis were up $0.01 or 2.2%.
This was the best quarter in the Company's history with net income up $99,000 from the prior record reported for the second quarter of the year. The primary contributor to the Company's increased earnings continues to be growth in earning assets. The strong growth trend in the loan and investment portfolios over the past several years continued this quarter, leading directly to increased net interest income and, in turn, to record quarterly net income. Shareholders benefited from our earnings strength through the 24 cents per share dividend declared in the third quarter 2017. The company continues to pay out more than half of its net income in the form of cash dividends.
Net interest income on a tax-equivalent basis was up $3.5 million or 10.3% in the nine months ended September 30, 2017 compared to the same period in 2016, with the increase primarily attributable to growth in earning assets, which offset our net interest margin slipping to 3.03% in 2017 versus 3.08% in 2016. For the quarter ended September 30, 2017, net interest income on a tax-equivalent basis increased $1.6 million or 14.5% compared to the same period in 2016. The increase was attributable to a combination of the growth in earning assets described previously and an improvement in our net interest margin to 3.02% for the quarter, up from 2.98% the same period in 2016. Compared to the previous quarter, net interest income on a tax-equivalent basis was up $287,000 or 2.3%.
Non-interest income for the nine months ended September 30, 2017 was $101,000 or 1.1% lower than in the nine months ended September 30, 2016. Lower year-over-year revenues from service charges on deposit accounts and mortgage banking activities were partially offset by gains in debit card revenue and investment management income from First Advisors, the Bank’s trust and investment management division. During the quarter, The Company took advantage of the favorable interest rate environment to book $468,000 in securities gains. Non-interest expense for the nine months ended September 30, 2017 was $1.5 million or 6.9% higher than in the same period in 2016, primarily due to higher employee costs and increased furniture and equipment expense.
Credit quality remains solid. Non-performing assets stood at 0.94% of total assets as of September 30, 2017 - up from both the 0.49% level of non-performing assets as of September 30, 2016 and 0.48% as of December 31, 2016. This change is attributable to deterioration in two loan relationships. Total past-due loans were 0.98% of total loans as of September 30, 2017, down from 1.18% of total loans as of December 31, 2016 and up slightly from the 0.95% as of September 30, 2016.
The provision for loan losses for the first nine months of 2017 was $1.8 million, $625,000 or 55.6% higher than in the same period in 2016. Due to the above-mentioned deterioration in two loan relationships, $750,000 was provisioned for loan losses in the third quarter 2017. Net loan chargeoffs for the nine months ended September 30, 2017 were $876,000 or 0.11% of average loans on an annualized basis. This was up $133,000 from net chargeoffs of $743,000 or 0.10% of average loans on an annualized basis for the nine months ended September 30, 2016. The allowance for loan losses increased $874,000 between December 31, 2016 and September 30, 2017, and is 0.98% of loans outstanding as of September 30, 2017, up from 0.95% as of December 31, 2016 and down from 1.00% as of September 30, 2016.
Strong growth has been seen on both sides of the balance sheet in the third quarter and over the past year. Total assets have increased $68.8 million or 4.0% year-to-date. The loan portfolio increased $49.6 million or 4.6% in the nine months ended September 30, 2017 and $92.1 million or 8.9% from a year ago. The majority of the loan growth has been in commercial and municipal loans, with modest growth in other loan categories. The investment portfolio has increased $13.3 million year-to-date and increased $67.4 million or 13.9% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $78.2 million or 12.2% year-to-date and increased $46.3 million or 6.9% over the past year due to significant in-flows of municipal deposits. Local certificates of deposit ("CDs") increased $9.3 million and wholesale CDs increased $63.1 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.87%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 13.06% for the nine months ended September 30, 2017 compared to 12.67% for the same period in 2016. Based upon June 30, 2017 data, our return on average tangible common equity was in the top 19% of all banks in the UBPR peer group, which had an average return on equity of 9.96%. Our efficiency ratio continues to be an important component in our overall performance and stood at 49.51% for the nine months ended September 30, 2017 compared to 50.19% for the same period in 2016. This ratio remains well below the UBPR peer group average of 62.63% as of June 30, 2017.
Net Interest Income
Total interest income of $45.0 million for the nine months ended September 30, 2017 was an increase of $4.9 million or 12.1% compared to total interest income of $40.2 million for the same period of 2016. Total interest expense of $9.9 million for the nine months ended September 30, 2017 was an increase of $2.0 million or 24.7% compared to total interest expense for the nine months ended September 30, 2016. As a result, net interest income of $35.1 million for the nine months ended September 30, 2017 was an increase of $2.9 million or 9.0% compared to net interest income of $32.2 million for the same period ended September 30, 2016. The Company's net interest margin on a tax-equivalent basis decreased from 3.08% for the nine months ended September 30, 2016 to 3.03% for the nine months ended September 30, 2017. Tax-exempt interest income amounted to $5.5 million for the nine months ended September 30, 2017 and $4.2 million for the same period of 2016.
Total interest income of $15.5 million for the quarter ended September 30, 2017 is a 16.8% increase from total interest income of $13.3 million in the comparable period of 2016. Total interest expense of $3.6 million for the quarter ended September 30, 2017 is a 29.4% increase from total interest expense of $2.8 million for the comparable period of 2016. As a result, net interest income increased 13.5% or $1.4 million to $12.0 million for the quarter ended September 30, 2017, from the $10.5 million reported for the same period in 2016. The Company's net interest margin on a tax-equivalent basis increased from 2.98% for the quarter ended September 30, 2016 to 3.02% for the quarter ended September 30, 2017. Tax-exempt interest income amounted to $1.9 million for the quarter ended September 30, 2017 and $1.5 million for the same period of 2016.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2017 and 2016. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2017 and 2016.

	For the nine months ended
	September 30, 2017		September 30, 2016
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$46	0.92%	$17	0.40%
Investments	14,185	3.36%	12,412	3.51%
Loans held for sale	20	3.72%	20	3.74%
Loans	33,712	4.08%	30,001	3.94%
Total interest income	47,963	3.82%	42,450	3.79%
Interest expense
Deposits	6,769	0.79%	4,382	0.60%
Other borrowings	3,146	1.63%	3,568	1.59%
Total interest expense	9,915	0.95%	7,950	0.83%
Net interest income	$38,048		$34,500
Interest rate spread		2.87%		2.96%
Net interest margin		3.03%		3.08%

	For the quarters ended
	September 30, 2017		September 30, 2016
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$23	1.52%	$9	0.83%
Investments	4,736	3.31%	3,940	3.33%
Loans held for sale	8	3.57%	7	2.55%
Loans	11,753	4.13%	10,112	3.90%
Total interest-earning assets	16,520	3.85%	14,068	3.71%
Interest expense
Deposits	2,473	0.86%	1,538	0.61%
Other borrowings	1,090	1.58%	1,216	1.76%
Total interest expense	3,563	1.00%	2,754	0.86%
Net interest income	$12,957		$11,314
Interest rate spread		2.85%		2.85%
Net interest margin		3.02%		2.98%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2017 compared to 2016. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2017 and 2016.

For the nine months ended September 30, 2017 compared to 2016
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$3	$22	$4	$29
Investment securities	2,442	(559)	(110)	1,773
Loans held for sale	—	—	—	—
Loans	2,602	1,020	89	3,711
Change in interest income	5,047	483	(17)	5,513
Interest expense
Deposits	855	1,282	250	2,387
Other borrowings	(498)	88	(12)	(422)
Change in interest expense	357	1,370	238	1,965
Change in net interest income	$4,690	$(887)	$(255)	$3,548

1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2017 compared to 2016
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$3	$8	$3	$14
Investment securities	802	(5)	(1)	796
Loans held for sale	(1)	3	(1)	1
Loans	937	645	59	1,641
Change in interest income	1,741	651	60	2,452
Interest expense
Deposits	251	588	96	935
Other borrowings	(5)	(121)	—	(126)
Change in interest expense	246	467	96	809
Change in net interest income	$1,495	$184	$(36)	$1,643

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2017 and 2016.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$17,096	$17,856	$20,763	$23,933
Interest-bearing deposits in other banks	6,697	5,693	6,007	4,331
Securities available for sale	311,488	236,179	311,462	261,422
Securities to be held to maturity	240,355	221,230	243,187	195,281
Restricted equity securities, at cost	12,849	14,444	12,370	14,436
Loans held for sale	719	714	889	1,092
Loans	1,105,168	1,016,958	1,128,199	1,032,567
Allowance for loan losses	(10,475)	(10,203)	(10,734)	(10,300)
Net loans	1,094,693	1,006,755	1,117,465	1,022,267
Accrued interest receivable	6,327	5,339	6,255	5,097
Premises and equipment	21,707	21,376	21,459	21,158
Other real estate owned	341	1,379	326	903
Goodwill	29,805	29,805	29,805	29,805
Other assets	36,616	32,893	37,319	33,862
Total Assets	$1,778,693	$1,593,663	$1,807,307	$1,613,587

Liabilities & Shareholders' Equity
Demand deposits	$185,093	$127,587	$196,037	$144,067
NOW deposits	262,213	247,409	257,035	258,354
Money market deposits	134,469	76,445	139,545	75,120
Savings deposits	224,993	207,967	230,933	212,709
Certificates of deposit	521,687	444,871	514,915	455,915
Total deposits	1,328,455	1,104,279	1,338,465	1,146,165
Borrowed funds – short term	258,279	170,047	273,451	137,970
Borrowed funds – long term	0	130,128	0	136,620
Dividends payable	993	961	901	997
Other liabilities	12,484	13,833	13,337	14,523
Total Liabilities	1,600,211	1,419,248	1,626,154	1,436,275
Shareholders' Equity:
Common stock	108	108	108	108
Additional paid-in capital	61,079	60,152	61,310	60,368
Retained earnings	116,841	111,535	119,072	113,722
Net unrealized gain (loss) on securities available for sale	(357)	2,913	(26)	3,438
Net unrealized loss on securities transferred from available for sale to held to maturity	(134)	(124)	(138)	(130)
Net unrealized gain (loss) on cash flow hedging derivative instruments	1,047	(13)	929	(38)
Net unrealized loss on postretirement benefit costs	(102)	(156)	(102)	(156)
Total Shareholders' Equity	178,482	174,415	181,153	177,312
Total Liabilities & Shareholders' Equity	$1,778,693	$1,593,663	$1,807,307	$1,613,587

Non-Interest Income
Non-interest income of $9.3 million for the nine months ended September 30, 2017 is a decrease of $101,000 compared to the same period in 2016. Lower year-to-year revenues from service charges on deposit accounts and mortgage banking activities were partially offset by gains in debit card revenue and investment management income from First Advisors, the Bank’s trust and investment management division. Non-interest income of $3.5 million for the quarter ended September 30, 2017 was nearly identical to that for the quarter ended September 30, 2016. The Company took advantage of the favorable interest rate environment to book $468,000 in securities gains during the quarter.
Non-Interest Expense
Non-interest expense of $23.4 million for the nine months ended September 30, 2017 is an increase of 6.9% or $1.5 million compared to non-interest expense of $21.9 million for the same period in 2016, primarily due to higher employee costs and increased furniture and equipment expense to facilitate additional resources to service balance sheet growth. The Company's efficiency ratio stood at 49.51% for the nine months ended September 30, 2017, down from 50.19% for the same period in 2016. Noninterest expense of $8.0 million for the quarter ended September 30, 2017 is an increase of 8.2% compared to noninterest expense of $7.4 million for the same period in 2016 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $4.8 million for the nine months ended September 30, 2017, down $154,000 from the same period in 2016. While net income was higher for the nine months ended September 30, 2017 compared to the same period 2016, tax exempt income was also higher, resulting in lower income tax expense for the nine months ended September 30, 2017 compared to the same period in 2016.
Investments
The Company's investment portfolio increased by $13.3 million between December 31, 2016, and September 30, 2017. Investment purchases totaled $185.7 million during the period while maturities, payments and calls totaled $153.7 million. This activity was high for the period due to the purchase and maturity of $80.0 million of short-term U.S. Treasury bills to meet collateralization requirements for municipal deposits during the first quarter 2017. As of September 30, 2017, mortgage-backed securities had a carrying value of $313.8 million and a fair value of $314.5 million. Of this total, securities with a fair value of $157.2 million or 50.0% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $157.3 million or 50.0% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $140,000 at September 30, 2017. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2017 and 2016 and December 31, 2016.

Dollars in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Securities available for sale
Mortgage-backed securities	$288,789	$280,604	$261,514
State and political subdivisions	6,842	16,482	17,484
Other equity securities	3,368	3,330	3,295
	$298,999	$300,416	$282,293
Securities to be held to maturity
U.S. government-sponsored agencies	$11,154	$11,943	$891
Mortgage-backed securities	24,993	31,201	34,186
State and political subdivisions	202,232	179,384	149,393
Corporate securities	4,300	4,300	4,300
	$242,679	$226,828	$188,770
Restricted equity securities
Federal Home Loan Bank Stock	$9,761	$10,893	$13,011
Federal Reserve Bank Stock	1,037	1,037	1,037
	$10,798	$11,930	$14,048
Total securities	$552,476	$539,174	$485,111

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2017. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,255	3.03%
Due after 10 years	—	0.00%	6,899	3.05%
Total	—	0.00%	11,154	3.04%
Mortgage-Backed Securities
Due in 1 year or less	179	4.25%	81	4.10%
Due in 1 to 5 years	859	2.50%	3,972	2.48%
Due in 5 to 10 years	33,148	2.74%	7,786	3.02%
Due after 10 years	254,603	2.25%	13,154	3.92%
Total	288,789	2.31%	24,993	3.41%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	470	5.94%
Due in 1 to 5 years	—	0.00%	12,970	6.12%
Due in 5 to 10 years	838	5.94%	21,177	5.46%
Due after 10 years	6,004	4.88%	167,615	4.63%
Total	6,842	5.01%	202,232	4.82%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.50%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.22%
Equity Securities	3,368	0.30%	—	0.00%
	$298,999	2.35%	$242,679	4.60%

Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at September 30, 2017 amounted to $4.8 million, or 0.88% of the amortized cost of the total securities portfolio. At December 31, 2016 this amount was $7.6 million, or 1.44% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of September 30, 2017, the Company had temporarily impaired securities with a fair value of $255.3 million and unrealized losses of $4.8 million, as identified in the table below. This was down from December 31, 2016 as a result of a shift in the yield curve and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $60.6 million as of September 30, 2017, compared with $3.0 million at December 31, 2016. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2017:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,958	$(197)	$—	$—	$7,958	$(197)
Mortgage-backed securities	147,326	(1,635)	48,015	(1,106)	195,341	(2,741)
State and political subdivisions	39,407	(1,186)	12,583	(652)	51,990	(1,838)
Other equity securities	—	—	10	(2)	10	(2)
	$194,691	$(3,018)	$60,608	$(1,760)	$255,299	$(4,778)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2017, there were $197,000 unrealized losses on these securities compared to $233,000 unrealized losses as of December 31, 2016. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at September 30, 2017.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2017, there were $2.7 million of unrealized losses on these securities compared with $3.3 million at December 31, 2016. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2017 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2017. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2017, there were $1.8 million of unrealized losses on these securities compared to $4.1 million at December 31, 2016. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At September 30, 2017, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2017 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2017. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of September 30, 2017, or at December 31, 2016. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2017, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other equity securities. As of September 30, 2017, the total unrealized losses on other equity securities amounted to $2,000 compared with $7,000 at December 31, 2016. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at September 30, 2017.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2017, 2016 and December 31, 2016, the Bank's investment in FHLB stock totaled $9.8 million, $13.0 million and $10.9 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2017. The Bank will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2017, the Bank had $434,000 in loans held for sale. This compares to $782,000 in loans held for sale at December 31, 2016 and $1.2 million in loans held for sale at September 30, 2016. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first nine months of 2017, with total loans at $1.12 billion at September 30, 2017, up $49.6 million or 4.6% from total loans of $1.07 billion at December 31, 2016. Commercial loans increased $28.4 million or 5.9% between December 31, 2016 and September 30, 2017, municipal loans increased $6.3 million or 23.1%, residential term loans increased $18.1 million and home equity lines of credit decreased $729,000.
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
Construction loans, both commercial and residential, at 30.4% of capital are well under the regulatory guidance of 100.0% of capital at September 30, 2017. Construction loans and non-owner-occupied commercial real estate loans are at 107.6% of total capital, well under the regulatory guidance of 300.0% of capital at September 30, 2017.
The following table summarizes the loan portfolio, by class, at September 30, 2017 and 2016 and December 31, 2016.

Dollars in thousands	September 30, 2017		December 31, 2016		September 30, 2016
Commercial
Real estate	$301,227	26.9%	$302,506	28.2%	$297,808	28.9%
Construction	32,893	2.9%	25,406	2.4%	18,828	1.8%
Other	172,986	15.4%	150,769	14.1%	131,198	12.8%
Municipal	33,311	3.0%	27,056	2.5%	26,153	2.5%
Residential
Term	429,572	38.3%	411,469	38.4%	403,159	39.2%
Construction	15,495	1.4%	18,303	1.7%	14,269	1.4%
Home equity line of credit	110,178	9.8%	110,907	10.4%	111,994	10.9%
Consumer	25,424	2.3%	25,110	2.3%	25,583	2.5%
Total loans	$1,121,086	100.0%	$1,071,526	100.0%	$1,028,992	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2017.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$2,587	$12,656	$33,737	$252,247	$301,227
Construction	2,532	4,654	2,836	22,871	32,893
Other	13,447	44,618	53,209	61,712	172,986
Municipal	810	13,061	15,784	3,656	33,311
Residential
Term	664	5,366	19,807	403,735	429,572
Construction	1,292	40	50	14,113	15,495
Home equity line of credit	766	307	213	108,892	110,178
Consumer	7,602	4,014	3,937	9,871	25,424
Total loans	$29,700	$84,716	$129,573	$877,097	$1,121,086
The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2017.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$29,651	2.6%	$271,576	24.3%	$301,227	26.9%
Construction	8,183	0.7%	24,710	2.2%	32,893	2.9%
Other	69,518	6.2%	103,468	9.2%	172,986	15.4%
Municipal	31,754	2.9%	1,557	0.1%	33,311	3.0%
Residential
Term	307,548	27.4%	122,024	10.9%	429,572	38.3%
Construction	14,881	1.3%	614	0.1%	15,495	1.4%
Home equity line of credit	669	0.1%	109,509	9.7%	110,178	9.8%
Consumer	19,572	1.7%	5,852	0.6%	25,424	2.3%
Total loans	$481,776	42.9%	$639,310	57.1%	$1,121,086	100.0%

Loan Concentrations
As of September 30, 2017, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.
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
The process of establishing the allowance with respect to the commercial loan portfolio begins when a Loan Officer or Senior Officer (or designate) initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of the outstanding loans and commitments are subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $500,000 and lines of credit greater than $250,000 are subject to review annually by the Company's internal credit review function. Our methodology employs Management's judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2017, impaired loans with specific reserves totaled $15.2 million and the amount of such reserves was $1.9 million. This compares to impaired loans with specific reserves of $7.9 million at December 31, 2016 and the amount of such reserves was $974,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2017 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of September 30, 2017 and 2016 and December 31, 2016. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2017		December 31, 2016		September 30, 2016
Commercial
Real estate	$4,004	26.9%	$3,988	28.2%	$4,039	28.9%
Construction	503	2.9%	396	2.4%	327	1.8%
Other	3,223	15.4%	1,780	14.1%	1,688	12.8%
Municipal	20	3.0%	18	2.5%	18	2.5%
Residential
Term	1,157	38.3%	1,288	38.4%	1,359	39.2%
Construction	31	1.4%	44	1.7%	37	1.4%
Home equity line of credit	687	9.8%	807	10.4%	874	10.9%
Consumer	535	2.3%	559	2.3%	618	2.5%
Unallocated	852	—%	1,258	—%	1,338	—%
Total	$11,012	100.0%	$10,138	100.0%	$10,298	100.0%

The allowance for loan losses totaled $11.0 million at September 30, 2017, compared to $10.1 million as of December 31, 2016 and $10.3 million as of September 30, 2016. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $942,000 in the first nine months of 2017 from $974,000 at December 31, 2016 to $1.9 million at September 30, 2017. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $627,000 in the first nine months of 2017. The portion of the reserve based on qualitative factors increased by $965,000 in the first nine months of 2017 due to loan growth, slippage in certain economic factors and an increase in nonaccrual loans. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that loan growth in the commercial construction and commercial-other segments, and the higher level of specific reserves resulting from deterioration in two loan relationships warranted the $406,000 decrease in unallocated reserves in the first nine months of 2017 from $1.3 million at December 31, 2016 to $852,000 at September 30, 2017.

A breakdown of the allowance for loan losses as of September 30, 2017, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$347	$1,315	$2,342	$—	$4,004
Construction	108	142	253	—	503
Other	1,130	752	1,341	—	3,223
Municipal	—	—	20	—	20
Residential
Term	307	300	550	—	1,157
Construction	—	11	20	—	31
Home equity line of credit	24	297	366	—	687
Consumer	—	247	288	—	535
Unallocated	—	—	—	852	852
	$1,916	$3,064	$5,180	$852	$11,012
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $1.8 million for the first nine months of 2017, an increase of $625,000 from the first nine months of 2016. Net chargeoffs were $876,000 in the first nine months of 2017 compared to net chargeoffs of $743,000 in the first nine months of 2016. Our allowance as a percentage of outstanding loans was 0.98% as of September 30, 2017, up from 0.95% as of December 31, 2016, and down from 1.00% as of September 30, 2016.

The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016:

Dollars in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Balance at the beginning of year	$10,138	$9,916	$9,916
Loans charged off:
Commercial
Real estate	305	294	33
Construction	—	75	75
Other	58	376	167
Municipal	—	—	—
Residential
Term	351	379	338
Construction	—	—	—
Home equity line of credit	28	147	147
Consumer	276	450	246
Total	1,018	1,721	1,006
Recoveries on loans previously charged off
Commercial
Real estate	—	—	—
Construction	—	8	4
Other	25	129	80
Municipal	—	—	—
Residential
Term	29	93	88
Construction	—	—	—
Home equity line of credit	4	5	3
Consumer	84	108	88
Total	142	343	263
Net loans charged off	876	1,378	743
Provision for loan losses	1,750	1,600	1,125
Balance at end of period	$11,012	$10,138	$10,298
Ratio of net loans charged off to average loans outstanding[1]	0.11%	0.13%	0.10%
Ratio of allowance for loan losses to total loans outstanding	0.98%	0.95%	1.00%
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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.46% at September 30, 2017 compared to 0.73% at December 31, 2016 and 0.69% at September 30, 2016. This change is attributable to deterioration in two loan relationships. The following table shows the distribution of nonperforming loans by class as of September 30, 2017 and 2016 and December 31, 2016:

Dollars in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Commercial
Real estate	$1,929	$1,907	$1,222
Construction	—	—	—
Other	9,520	964	412
Municipal	—	—	—
Residential
Term	3,875	4,060	4,475
Construction	—	—	—
Home equity line of credit	1,001	843	851
Consumer	51	—	170
Total nonperforming loans	$16,376	$7,774	$7,130
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2017, loans 90 or more days past due and still accruing interest totaled $511,000, compared to $777,000 at December 31, 2016 and $7,000 at September 30, 2016.

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
Our overall level of TDRs decreased during the first nine months of 2017. As of September 30, 2017, we had 67 loans with a balance of $19.8 million that have been restructured. This compares to 71 loans with a balance of $21.5 million and 75 loans with a balance of $22.0 million classified as TDRs as of December 31, 2016 and September 30, 2016, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2016 and September 30, 2017:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2016	71	$21,526
Added in 2017	—	—
Removed in 2017	(4)	(1,081)
Repayments in 2017	—	(685)
Total at September 30, 2017	67	$19,760

As of September 30, 2017, 52 loans with an aggregate balance of $17.7 million were performing under the modified terms, seven loans with an aggregate balance of $953,000 were more than 30 days past due and accruing and eight loans with an aggregate balance of $1.1 million were on nonaccrual. As a percentage of aggregate outstanding balance, 89.8% were performing under the modified terms, 4.8% were more than 30 days past due and accruing and 5.4% were on nonaccrual. The performance status of all TDRs as of September 30, 2017, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$7,908	$—	$—	$7,908
Construction	763	—	—	763
Other	724	6	—	730
Municipal	—	—	—	—
Residential
Term	7,987	780	1,075	9,842
Construction	—	—	—	—
Home equity line of credit	350	167	—	517
Consumer	—	—	—	—
	$17,732	$953	$1,075	$19,760
Percent of balance	89.8%	4.8%	5.4%	100.0%
Number of loans	52	7	8	67
Associated specific reserve	$391	$—	$65	$456

Residential TDRs (including home equity lines of credit) as of September 30, 2017 included 52 loans with an aggregate balance of $10.3 million, and the modifications granted fell into five major categories. Loans totaling $6.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.6 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $557,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $2.0 million. Loans with an aggregate balance of $2.1 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of September 30, 2017 were comprised of 15 loans with a balance of $9.4 million. Of this total, 11 loans with an aggregate balance of $6.5 million had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $1.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining two loans with an aggregate balance of $1.1million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of September 30, 2017, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $826,000. There were also eight loans with an outstanding balance of $1.1 million that were classified as TDRs and on non-accrual status, of which one loan with an outstanding balance of $108,000 was in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $35.1 million at September 30, 2017, and have increased $7.5 million from December 31, 2016 due to the deterioration of two loan relationships. The number of impaired loans increased by four from 134 to 138 during the same period. Impaired commercial loans increased $8.3 million between December 31, 2016 and September 30, 2017. The specific allowance for impaired commercial loans increased from $644,000 at December 31, 2016 to $1.6 million as of September 30, 2017, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2016 to September 30, 2017, impaired residential loans decreased $1.0 million and impaired home equity lines of credit increased $132,000.
The following table sets forth impaired loans as of September 30, 2017 and 2016 and December 31, 2016:

Dollars in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Commercial
Real estate	$9,836	$10,021	$10,442
Construction	763	763	788
Other	10,250	1,743	1,254
Municipal	—	—	—
Residential
Term	12,641	13,669	14,131
Construction	—	—	—
Home equity line of credit	1,519	1,387	1,400
Consumer	51	—	170
Total	$35,060	$27,583	$28,185
Past Due Loans
The Bank's overall loan delinquency ratio was 0.98% at September 30, 2017 compared to 1.18% at December 31, 2016 and 0.95% at September 30, 2016. Loans 90 days delinquent and accruing decreased from $777,000 at December 31, 2016 to $511,000 as of September 30, 2017. The following table sets forth loan delinquencies as of September 30, 2017 and 2016 and December 31, 2016:

Dollars in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Commercial
Real estate	$1,971	$3,476	$1,486
Construction	—	—	—
Other	1,177	1,031	644
Municipal	—	—	—
Residential
Term	5,904	6,403	6,235
Construction	—	—	—
Home equity line of credit	1,761	1,564	1,067
Consumer	219	184	310
Total	$11,032	$12,658	$9,742
Loans 30-89 days past due to total loans	0.55%	0.65%	0.57%
Loans 90+ days past due and accruing to total loans	0.05%	0.07%	0.00%
Loans 90+ days past due on non-accrual to total loans	0.39%	0.46%	0.37%
Total past due loans to total loans	0.98%	1.18%	0.95%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2017, there were 13 potential problem loans with a balance of $559,000 or 0.05% of total loans. This compares to six loans with a balance of $1.1 million or 0.10% of total loans at December 31, 2016.
As of September 30, 2017, there were 21 loans in the process of foreclosure with a total balance of $3.5 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
In July 2017, the Bank conducted a self-audit of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows Freddie Mac's and Fannie Mae's published guidelines and regularly reviews these guidelines for updates and changes to process. All secondary market loans have been sold without recourse in a non-securitized, one-on-one basis. As a result, the Bank has no liability for these loans in the event of a foreclosure.
Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2017, there were six properties owned with a net OREO balance of $320,000, net of an allowance for losses of $53,000, compared to December 31, 2016 when there were six properties owned with a net OREO balance of $375,000, net of an allowance for losses of $205,000 and September 30, 2016 when there were nine properties owned with a net OREO balance of $855,000, net of an allowance for losses of $162,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	28	28	28
Other	—	170	352
Municipal	—	—	—
Residential
Term	345	382	637
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$373	$580	$1,017
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	28	11	11
Other	—	127	92
Municipal	—	—	—
Residential
Term	25	67	59
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$53	$205	$162
Net Value
Commercial
Real estate	$—	$—	$—
Construction	—	17	17
Other	—	43	260
Municipal	—	—	—
Residential
Term	320	315	578
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$320	$375	$855

Liquidity Management
As of September 30, 2017, the Bank had primary sources of liquidity of $140.6 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $385.8 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 74.7% of total average assets in the first nine months of 2017. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first nine months of 2017, total deposits increased by $107.1 million or 8.6% from December 31, 2016 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $78.2 million or 12.2% in the first nine months of 2017, money market deposits increased $8.7 million or 6.9%, and certificates of deposit increased $20.2 million or 4.2%. Between September 30, 2016 and September 30, 2017, total deposits increased by $176.3 million or 15.0%. Low-cost deposits increased by $46.3 million or 6.9%, money market accounts increased $57.6 million or 75.1%, and certificates of deposit increased $72.4 million or 17.1%. The increase in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation as well as due to significant in-flows of municipal deposits. The majority of the change in certificates of deposit both year-to-date and year-over-year was from a shift in funding between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2017, borrowed funds decreased $44.6 million or 16.0% from December 31, 2016. Between September 30, 2016 and September 30, 2017, borrowed funds decreased by $33.8 million or 12.6%. This is due to the above mentioned shift in funding between borrowed funds and certificates of deposit.
Shareholders' Equity
Shareholders' equity as of September 30, 2017 was $179.9 million, compared to $172.5 million as of December 31, 2016 and $176.0 million as of September 30, 2016. The Company's earnings in the first nine months of 2017, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities", was down from December 31, 2016 and now stands at $825,000.
A cash dividend of $0.24 per share was declared in the third quarter of 2017. This is the same as paid in the second quarter 2017. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 52.59% for the first nine months of 2017 compared to 53.13% for the same period in 2016. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2017 is this year's net income plus $13.6 million.
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
The Company met each of the well-capitalized ratio guidelines at September 30, 2017. The following tables indicate the capital ratios for the Bank and the Company at September 30, 2017 and December 31, 2016.

As of September 30, 2017	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.36%	14.66%	14.66%	15.76%
Company	8.42%	14.77%	14.77%	15.87%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2016	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.63%	14.50%	14.50%	15.55%
Company	8.71%	14.64%	14.64%	15.69%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

At September 30, 2017, the Company had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $50.0 million and an unrealized gain of $1.6 million. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30, 2017, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2017:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$234,328	$119,207	$55,000	$10,000	$50,121
Operating leases	282	119	109	31	23
Certificates of deposit	496,844	330,448	101,849	64,547	—
Total	$731,454	$449,774	$156,958	$74,578	$50,144
Total loan commitments and unused lines of credit	$169,273	$169,273	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2017 was +2.46% of total assets compared to +0.77% of total assets at December 31, 2016. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2017, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$34,684	$73,851	$214,243	$218,900
Restricted stock, at cost	9,762	—	—	1,036
Loans held for sale	—	—	—	434
Loans	389,229	165,381	424,737	141,739
Other interest-earning assets	—	22,577	—	—
Non-rate-sensitive assets	12,289	—	—	72,839
Total assets	445,964	261,809	638,980	434,948
Interest-bearing deposits	350,974	136,216	179,606	524,688
Borrowed funds	89,207	80,000	65,000	121
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	315,939
Total liabilities and equity	442,081	221,916	276,956	840,748
Period gap	$3,883	$39,893	$362,024	$(405,800)
Percent of total assets	0.22%	2.24%	20.32%	(22.78)%
Cumulative gap (current)	$3,883	$43,776	$405,800	$—
Percent of total assets	0.22%	2.46%	22.78%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.06% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 2.99% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 0.01% in a falling-rate scenario, and lower than that earned in a stable rate environment by 3.12% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2017 and December 31, 2016 is presented in the following table:

Changes in Net Interest Income	September 30, 2017	December 31, 2016
Year 1
Projected change if rates decrease by 1.0%	-0.06%	-0.38%
Projected change if rates increase by 2.0%	-2.99%	-3.06%
Year 2
Projected change if rates decrease by 1.0%	-0.01%	0.48%
Projected change if rates increase by 2.0%	-3.12%	1.18%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2017, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2017, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates may increase sometime in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2017, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2017:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2017	668	28.91	—	—
February 2017	52	27.53	—	—
March 2017	4,538	27.47	—	—
April 2017	—	—	—	—
May 2017	75	25.49	—	—
June 2017	—	—	—	—
July 2017	—	—	—	—
August 2017	227	25.73	—	—
September 2017	—	—	—	—
	5,560	26.81	—	—

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
Exhibit 3.5 Conformed Copy of the Company's Bylaws (incorporated by reference to Exhibit 3.5 to the Company's Form 10-K filed March 10, 2017).
Exhibit 10.1 Director Split Dollar Insurance Plan and Specimen Agreement dated January 1, 2016, attached as Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on October 25, 2017.
Exhibit 10.2 Executive Split Dollar Insurance Plan and Specimen Agreement dated January 1, 2016, attached as Exhibit 10.2 to the Company's Form 8-K filed under item 1.01 on October 25, 2017.
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

Date: November 9, 2017

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: November 9, 2017