Form 10-K
period 2017-12-31
First Bancorp, Inc /ME/
filed 2018-03-14
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2017

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
Common Stock: $272,996,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2018
Common Stock: 10,846,398 shares

Documents Incorporated By Reference
Proxy Statement for the Annual Meeting of Shareholders
to be held on April 25, 2018

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
As of December 31, 2017, the Company's securities consisted of one class of common stock. At that date, there were 10,829,918 shares of common stock outstanding. On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). As of May 8, 2013, the Company had repurchased all of the CPP Shares. Incident to such issuance of the CPP Shares, the Company issued to the Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. The Warrants were unchanged as a result of the CPP Shares repurchase transactions.
In May 2015, the Treasury sold the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares issuable upon exercise and strike price were adjusted at the time of the sale. As a result of this transaction, the aggregate number of shares of common stock issuable under the Warrants was adjusted to 226,819 shares with a strike price of $16.53 per share. In November 2016, the Company repurchased all of the outstanding Warrants for an aggregate purchase price of $1,750,000.
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
The financial services landscape has changed considerably over the past five years in the Bank's primary market area. Two large out-of-state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and in some cases are not subject to the same regulatory restrictions as the Company and the Bank.
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

The First Bancorp - 2017 Form 10-K - Page 1

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

The First Bancorp - 2017 Form 10-K - Page 2

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted on July 21, 2010 has resulted in broad changes to the U.S. financial system and was the most significant financial reform legislation enacted since the 1930s. Financial regulatory agencies have issued numerous rulemakings to implement its provisions, however many rules called for in the Act have yet to be promulgated or to take effect. The new administration in Washington has made a commitment to weaken the Act though no decisive action has been taken to date. As a result, the ultimate impact of the Dodd-Frank Act remains unknown nearly eight years since its passage, but it has affected and we expect it will continue to affect, most of our business in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital and liquidity.
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB concentrated much of its initial rulemaking efforts on mortgage lending related topics required under the Act, including ability-to-repay, qualified mortgage standards, mortgage servicing standards, loan originator compensation, high-cost mortgage requirements and appraisal and escrow requirements for higher priced mortgage loans. In October 2015 TILA RESPA Integrated Disclosure (TRID) requirements went into effect to enhancing the disclosures provided by lenders to mortgage loan applicants. In 2018 new rules will go into effect for the Home Mortgage Disclosure Act (HMDA) expanding its scope and data reporting requirements. While the general tenor of the CFPB has shifted under its new leadership, we expect that the CFPB will remain focused on the exercise of its rulemaking authority through its own examination practices or those of the prudential regulators.
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

The First Bancorp - 2017 Form 10-K - Page 3

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
The Company complies with the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company's overall corporate governance structure and does not believe that such compliance has to date had, or will in the future have, a material impact on the Company's results of operations or financial condition.

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

The First Bancorp - 2017 Form 10-K - Page 4

Leverage Capital Ratio
The regulations of the OCC require national banks to maintain a minimum "Leverage Capital Ratio" or "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board's guidelines impose substantially similar leverage capital requirements on BHCs on a consolidated basis. It is possible that banking regulators may increase minimum capital requirements for banks should economic conditions worsen.

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
The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to BHCs on a consolidated basis. The risk-based capital regulations explicitly provide for the consideration of interest rate risk in the overall evaluation of a bank's capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by its federal banking regulator to have excessive interest rate risk exposure may be required to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Bank believes, based on its level of interest rate risk exposure, that this provision will not have a material adverse effect on it.
On December 31, 2017, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 15.24% and 14.23%, respectively, and its Leverage Core Capital Ratio was 8.57%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

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

The First Bancorp - 2017 Form 10-K - Page 5

conservation buffer of 2.5% (for a total minimum Tier 1 common equity ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk;

•	revise "Basel I" rules for calculating risk-weighted assets to enhance risk sensitivity;

•	modify the existing Basel II advanced approaches rules for calculating risk-weighted assets to implement Basel III;

•	comply with the Dodd-Frank Act provision prohibiting reliance on external credit ratings to support certain investment decisions.
The U.S. banking regulators also approved a final rule to implement changes to the market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities.
The Company has evaluated the impact of Basel III on its capital ratios based on our interpretation of the capital requirements, and our Tier 1 common equity ratio of 14.23% exceeded the fully phased-in minimum of ratio of 7.0% by 7.23% at December 31, 2017.
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

The First Bancorp - 2017 Form 10-K - Page 6

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
In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Annual rates ranged from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate could have lowered the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raised the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution's assessment base for the second quarter of 2009. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011, 2012 and 2013. For purposes of determining the prepayment, the FDIC used the institution's assessment rate in effect on September 30, 2009. The unused portion of the prepaid assessment was refunded on June 28, 2013.
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
All FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.00 to 1.02 cents per $100 of assessable deposits during the first nine months of 2011. To coincide with Dodd-Frank Act mandated changes to the insurance assessment base, the FDIC established lower FICO assessment rates, 0.66 cents per $100 of assessment base for 2012, 0.64 cents per $100 of assessment base for 2013, 0.62 cents per $100 of assessment base for 2014 and 0.60 cents per $100 of assessment base for 2015 and thereafter.
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

The First Bancorp - 2017 Form 10-K - Page 7

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

Employees
At December 31, 2017, the Company had 235 employees and full-time equivalency of 231 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

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

The First Bancorp - 2017 Form 10-K - Page 8

contained on the Company's website does not constitute a part of this report. Interactive reports for our 10-K and 10-Q filings are available in XBRL format at the Company's website.

ITEM 1A. Risk Factors

The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of these risks were to materialize, our business, financial condition or results of operations could be materially and adversely affected.
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
Our commercial, commercial real estate, and commercial construction loans at December 31, 2017 and 2016 were $543.4 million and $478.7 million, or 46.7% and 44.7% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, the potential illiquidity of the real estate collateral securing such loss, and the increased difficulty of evaluating and monitoring these types of loans.
Regulators have the right to require banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a downturn in our local real estate markets. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which results in the incurrence of tax and other maintenance costs and which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Bank knew of, or had been responsible for, the contamination.
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

The First Bancorp - 2017 Form 10-K - Page 9

Finally, our industry is the midst of a methodology change in the calculation of the allowance for loan losses. The incurred loss model presently in use will be replaced by a current expected credit loss model (“CECL”). The effective implementation date of CECL for the Company is January 1, 2020. The Company has not calculated a formal estimate of any adjustment to the level of the allowance to meet the CECL standard; however it is likely that an increase in the level will be necessary. As allowed by CECL implementation rules, any such increase will be a one-time capital event and will not impact the Company’s earnings.
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
Our efforts between 2011 and 2015 to assist homeowners and other borrowers increased our overall level of TDRs. In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of December 31, 2017 there were 62 loans with an outstanding balance of $17.8 million that have been restructured. This compares to 71 loans with a value of $21.5 million as of December 31, 2016.
As of December 31, 2017, 49 loans with an aggregate balance of $16.2 million were performing under the modified terms, four loans with an aggregate balance $444,000 were more than 30 days past due and accruing and nine loans with an aggregate balance of $1.1 million were on nonaccrual. As a percentage of aggregate outstanding balances, 91.1% were performing under the modified terms, 2.5% were more than 30 days past due and accruing and 6.4% were on nonaccrual. Although a large percentage of TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations.
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
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk, located elsewhere in this report, for further discussion related to our management of interest rate risk.

The First Bancorp - 2017 Form 10-K - Page 10

The value of our investment portfolio may be negatively affected by changes in interest rates and disruptions in securities markets.
The market for some of the investment securities held in our portfolio has become volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise, extending the average life of the bonds. As of December 31, 2017, we had $300.2 million and $256.6 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
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

The First Bancorp - 2017 Form 10-K - Page 11

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
We are dependent upon the services of our management team, and if we are unable to retain the services of our management team, our business may suffer.
Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. Changes in key personnel may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at increased rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a material adverse effect on us. Although we have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse effect on us because of the loss of the employee's skills, knowledge of our market, and years of industry experience, and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.
Other restrictions on executive compensation were imposed under the Recovery Act, the Dodd-Frank Act and other legislation or regulations. Our ability to attract and/or retain talented executives and/or relationship managers may be negatively affected by these restrictions or any new executive compensation limits.
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

The First Bancorp - 2017 Form 10-K - Page 12

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
We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have in place policies and procedures, security applications and fraud mitigation applications, designed to prevent or limit the effect of failure, interruption, fraud attack or security breach of or affecting our information systems, there can be no assurance that any such failures, interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately addressed. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
From time to time, customers, vendors or other parties may make claims and take legal action against us. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect the market perception of the Bank and its products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, consistent with applicable accounting guidance. At any given time we may have legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things,

The First Bancorp - 2017 Form 10-K - Page 13

accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number and risk of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to changes to the consumer protection laws provided for by the Dodd-Frank Act, the creation of the CFPB, and the uncertainty as to whether federal preemption of certain state consumer laws remains intact for federally chartered financial institutions like the Bank. A weakening of federal pre-emption would potentially increase our compliance and operational costs and risks since the Bank is a national bank and we would potentially face new state and local regulation and enforcement activity. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we face the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves or insurance coverage, and/or any damage to our reputation from such claims and legal actions, could have a material adverse effect on us.
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers, clients, investors and highly-skilled management and employees is impacted by our reputation. Public perception of the financial services industry declined in the aftermath of the most recent downturn in the U.S. economy. We continue to face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry could also significantly adversely affect our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.
Our recent results may not be indicative of our future results.
We may not be able to sustain our historical rate of growth, and may not even be able to grow our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence. If we have to experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

The First Bancorp - 2017 Form 10-K - Page 14

Risks Associated With Our Industry

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally and by increased regulation.

Negative developments in the financial services industry resulted in general uncertainty in the financial markets and ultimately led to what is now termed the Great Recession of 2008-2009. As a consequence of the recession, businesses across a wide range of industries faced serious difficulties due to a decrease in consumer spending, reduced consumer confidence brought on by deflated home values, among other factors, and reduced liquidity in the credit markets. Unemployment also increased significantly during that period.
As a result of the downturn in economic conditions during that period, many lending institutions, including us, experienced deterioration in the performance of their loans, including construction, land development and land loans, commercial real estate loans, and other commercial and consumer loans (see “Credit Risk Management and Allowance for Loan Losses” in ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations). Similar future disruptions or negative events in the financial markets may affect consumer confidence levels and may cause adverse changes in payment patterns, leading to increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. As the severity level of any disruption increases, it is more likely to exacerbate the adverse effects of difficult market conditions on us and others in the financial services industry.
Economic risks are not limited to the United States.
Negative economic events in other parts of the world may have a negative impact on the US economy. Economic conditions in several European Union (“EU”) countries remain tenuous, with the possibility of default on their debt remaining an issue with resultant negative impact on fellow EU members. A severe market reaction to potential EU defaults would likely have a global impact and could have a material adverse effect on our liquidity, financial condition, results of operations, and ability to meet regulatory requirements. Great Britain’s departure from the EU continues to be negotiated and could create additional economic uncertainty, as could the possible unwinding of the North American Free Trade Agreement.
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
The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Many of the details and the impacts of the Dodd-Frank Act remain unknown. However, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs.
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

The First Bancorp - 2017 Form 10-K - Page 15

Basel III Capital Rules may limit future activity.

In June 2013 the Federal Reserve Board finalized rules that substantially amended the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Phase-in of the rules started in 2015 and will be completed in 2019. As of December 31, 2017 we comply with the 2019 standard.
In addition, in a weak economic environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements could result in lower returns on equity, require the raising of more capital, or result in adverse regulatory actions if we are unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital, or additional capital conservation buffers could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or repurchasing our shares.
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
Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2017, the average monthly trading volume of our common stock was 429,765 shares, or approximately 3.97% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
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

The First Bancorp - 2017 Form 10-K - Page 16

If we do not manage our capital position strategically, our return on equity could be lower compared to our competitors as a result of our high level of capital.
If we are unable to strategically use our excess capital, or to successfully continue capital management programs, such as stock repurchase programs or quarterly dividends to our shareholders, then our goal of generating a return on average equity that is competitive and increasing earnings per share and book value per share without assuming undue risk, could be delayed or may not be attained. Failure to achieve a competitive return on average equity might decrease investments in our common stock and might cause our common stock to trade at lower prices.
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

ITEM 1B. Unresolved Staff Comments

None

The First Bancorp - 2017 Form 10-K - Page 17

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

First Advisors, the investment management and trust division of the Bank, operates from four offices in Bangor, Bar Harbor, Ellsworth and Damariscotta. The Bank also maintains an Operations Center in Damariscotta. The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and the Southwest Harbor drive-up facility, for which the Bank has entered into long-term leases. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of The First Bancorp, Inc., (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. As of December 31, 2017, there were 10,829,918 shares outstanding and held of record by approximately 4,832 shareholders. The following table reflects the high and low prices of actual sales in each quarter of 2017 and 2016. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

	2017		2016
	High	Low	High	Low
1st Quarter	$33.07	$25.15	$20.50	$17.37
2nd Quarter	28.47	25.01	21.79	18.50
3rd Quarter	30.80	25.00	24.66	20.27
4th Quarter	32.33	26.72	33.21	22.53

The last transaction in the Company's stock on NASDAQ during 2017 was on December 29 at $27.23 per share. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.
The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2018 will be that year's net income plus $15.8 million.
The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends would result in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2017, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 6.00% and 8.00%, respectively. The Bank's actual ratios were 14.09% and 15.09%, respectively, as of December 31, 2017.

The First Bancorp - 2017 Form 10-K - Page 18

The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 24, 2016	$0.220	April 29, 2016
June 23, 2016	$0.230	July 29, 2016
September 22, 2016	$0.230	October 28, 2016
December 22, 2016	$0.230	January 31, 2017
December 22, 2016	$0.120	January 31, 2017
March 23, 2017	$0.230	April 28, 2017
June 29, 2017	$0.240	July 28, 2017
September 28, 2017	$0.240	October 31, 2017
December 21, 2017	$0.240	January 31, 2018

Repurchase of Shares and Use of Proceeds

The Company made the following repurchases of its common stock during the year ended December 31, 2017:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2017	668	28.92	—	—
February 2017	52	27.53	—	—
March 2017	4,538	27.47	—	—
April 2017	—	—	—	—
May 2017	75	25.49	—	—
June 2017	—	—	—	—
July 2017	—	—	—	—
August 2017	227	25.73	—	—
September 2017	—	—	—	—
October 2017	—	—	—	—
November 2017	—	—	—	—
December 2017	2	29.01	—	—
	5,562	27.21	—	—

Unregistered Sales of Equity Securities

None

The First Bancorp - 2017 Form 10-K - Page 19

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category
Equity compensation plans approved by security holders	—	$—	272,440
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	272,440

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

	2012	2013		2014		2015		2016		2017
FNLC	100.00	112.37	111.15	124.34	138.20	145.69	108.13	245.89	124.90	209.74
S&P 500	100.00	116.00	117.48	153.56	180.40	155.67	115.06	174.27	136.28	212.30
NASD Bank	100.00	118.69	102.16	168.21	171.85	183.08	114.15	252.60	121.26	266.39

The First Bancorp - 2017 Form 10-K - Page 20

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2017	2016	2015	2014	2013
Summary of Operations
Interest Income	$60,832	$53,759	$50,810	$51,022	$49,936
Interest Expense	13,529	10,812	9,874	11,425	12,496
Net Interest Income	47,303	42,947	40,936	39,597	37,440
Provision for Loan Losses	2,000	1,600	1,550	1,150	4,200
Non-Interest Income	12,548	12,499	12,230	11,048	12,087
Non-Interest Expense	31,651	29,383	29,896	30,220	28,937
Net Income	19,588	18,009	16,206	14,709	12,965
Per Common Share Data
Basic Earnings per Share	$1.82	$1.68	$1.52	$1.38	$1.20
Diluted Earnings per Share	1.81	1.66	1.51	1.37	1.20
Cash Dividends Declared per Common Share	0.950	1.030	0.870	0.830	0.785
Book Value per Common Share	16.74	15.98	15.58	15.06	13.69
Tangible Book Value per Common Share	13.97	13.20	12.78	12.25	10.83
Market Value per Common Share	27.23	33.10	20.47	18.09	17.42
Financial Ratios
Return on Average Equity[1]	10.91%	10.28%	9.74%	9.34%	8.72%
Return on Average Tangible Equity[1,2]	13.11%	12.42%	11.90%	11.57%	10.66%
Return on Average Assets[1]	1.10%	1.12%	1.07%	0.99%	0.90%
Average Equity to Average Assets	10.04%	10.86%	11.00%	10.63%	10.62%
Average Tangible Equity to Average Assets[2]	8.36%	9.00%	9.01%	8.58%	8.49%
Net Interest Margin Tax-Equivalent[1,2]	3.04%	3.05%	3.10%	3.10%	3.05%
Dividend Payout Ratio	52.20%	61.31%	57.24%	60.14%	65.42%
Allowance for Loan Losses/Total Loans	0.92%	0.95%	1.00%	1.13%	1.31%
Non-Performing Loans to Total Loans	1.27%	0.73%	0.75%	1.15%	1.86%
Non-Performing Assets to Total Assets	0.86%	0.48%	0.57%	0.97%	1.44%
Efficiency Ratio[2]	49.72%	50.43%	54.26%	56.86%	55.44%
At Year End
Total Assets	$1,842,930	$1,712,875	$1,564,810	$1,482,131	$1,463,963
Total Loans	1,164,139	1,071,526	988,638	917,564	876,367
Total Investment Securities	567,097	539,174	477,319	475,092	489,013
Total Deposits	1,418,879	1,242,957	1,043,189	1,024,819	1,024,399
Total Borrowings	228,758	278,901	337,457	279,916	279,125
Total Shareholders' Equity	181,321	172,521	167,498	161,554	146,098
				High	Low
Market price per common share of stock during 2017				$33.07	$25.00
1Annualized using a 365-day basis in all years except 2016, in which a 366-day basis was used.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

The First Bancorp - 2017 Form 10-K - Page 21

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
Non-interest income is the Bank's secondary source of revenue and includes fees and service charges on deposit accounts and services, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through First Advisors, a division of the Bank.

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, adverse economic developments in or affecting the geographic areas by the bank, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this annual report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

The First Bancorp - 2017 Form 10-K - Page 22

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

The First Bancorp - 2017 Form 10-K - Page 23

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
In several places in this report, net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A 35.0% tax rate was used in 2017, 2016 and 2015.

	Years ended December 31,
Dollars in thousands	2017	2016	2015
Net interest income as presented	$47,303	$42,947	$40,936
Effect of tax-exempt income	3,935	3,150	3,092
Net interest income, tax equivalent	$51,238	$46,097	$44,028

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

	Years ended December 31,
Dollars in thousands	2017	2016	2015
Non-interest expense, as presented	$31,651	$29,383	$29,896
Net interest income, as presented	47,303	42,947	40,936
Effect of tax-exempt income	3,935	3,150	3,092
Non-interest income, as presented	12,548	12,499	12,230
Effect of non-interest tax-exempt income	338	345	236
Net securities gains	(471)	(673)	(1,399)
Adjusted net interest income plus non-interest income	$63,653	$58,268	$55,095
Non-GAAP efficiency ratio	49.72%	50.43%	54.26%
GAAP efficiency ratio	52.88%	52.99%	56.23%

The First Bancorp - 2017 Form 10-K - Page 24

The Company presents certain information based upon average tangible common shareholders' equity instead of total average shareholders' equity. The difference between these two measures is the Company's intangible assets, specifically goodwill from prior acquisitions. Management, banking regulators and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions. The following table provides a reconciliation of tangible average shareholders' equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	Years ended December 31,
Dollars in thousands	2017	2016	2015
Average shareholders' equity as presented	$179,473	$175,119	$166,319
Less intangible assets (average)	(30,044)	(30,087)	(30,131)
Average tangible common shareholders' equity	$149,429	$145,032	$136,188

Executive Summary

This was the best annual performance in The First Bancorp, Inc.'s history in terms of total revenue and net income, surpassing our previous best year in 2016. The Company's 2017 performance was driven by increased net interest income, the result of continued strong growth in earning assets. This growth led directly to increased net interest income. The Company also increased the quarterly dividend by one cent in the second quarter to 24 cents per share.
Net income for the year ended December 31, 2017 was $19.6 million, up $1.6 million or 8.8% from the $18.0 million posted for the year ended December 31, 2016. Earnings per common share on a fully diluted basis were $1.81 for the year ended December 31, 2017, up $0.15 or 9.0% from the $1.66 posted for the year ended December 31, 2016. Net interest income on a tax-equivalent basis increased $5.1 million or 11.2% for the year ended December 31, 2017 compared to the year ended December 31, 2016, with growth in earning assets responsible for the increase. The Company's net interest margin was 3.04% in 2017, compared to 3.05% in 2016.
Non-interest income for the year ended December 31, 2017 was $12.5 million, level with the year ended December 31, 2016. This was due to an increase in revenue from First Advisors, the Company’s wealth and investment management division, as well as other operating income, offsetting modest year-over-year reductions in deposit service charge and mortgage banking revenues.
Non-interest expense for the year ended December 31, 2017 was $31.7 million, or 7.7% higher than non-interest expense posted for the year ended December 31, 2016. The Company’s investments in personnel and technology growth contributed to this increase, along with higher FDIC insurance expense.
During 2017, total assets increased $130.1 million or 7.6%. The loan portfolio increased $92.6 million or 8.6% in 2017, ending the year at $1.16 billion. The investment portfolio was up $27.9 million or 5.2% for the year. On the liability side of the balance sheet, low-cost deposits increased $55.2 million or 8.6%, totaling $696 million as of December 31, 2017. Certificates of deposit increased $82.4 million or 17.3% from the end of 2016.  Local certificates of deposit (CDs) increased $12.8 million and wholesale CDs increased $69.6 million at December 31, 2017 compared to December 31, 2016.
Non-performing loans stood at 1.27% of total assets as of December 31, 2017 - up from the 0.73% level of non-performing loans a year ago. This compares to non-performing loans at 0.59% for our Uniform Bank Performance Report peer group ("UBPR peer group") as of December 31, 2017. This increase in non-performing loans was due to the deterioration in two commercial relationships. Net chargeoffs were $1.4 million or 0.13% of average loans in 2017, level with net chargeoffs as of December 31, 2016. Net chargeoffs for the UBPR peer group in 2017 were 0.11% of average loans. The provision for loan losses in 2017 was $2.0 million, $400,000 or 25.0% higher than in 2016, the combined result of the deterioration in two relationships and overall loan growth. The allowance as a percentage of loans outstanding stood at 0.92% in 2017, down from 0.95% at December 31, 2016.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.24%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 13.11% for the year ended December 31, 2017 compared to 12.42% and 11.90% for the years ended December 31, 2016 and 2015, respectively. Our return on average equity was in the top 17% of all banks in the UBPR peer group, which had an average return of 9.28% for the year. Our efficiency ratio continues to be an important component in our overall performance and at 49.72% in 2017, was below the 50.43% and 54.26% posted for 2016 and 2015, respectively. As of December 31, 2017, the average non-GAAP efficiency ratio for our UBPR peer group was 62.06%, which put us in the top 10% of all banks in the UBPR peer group.

The First Bancorp - 2017 Form 10-K - Page 25

The recently enacted Tax Cuts and Jobs Act of 2017 ("the TCJA") had little effect on the Company's estimated 2017 results. The Company maintained a modest level of net deferred tax assets prior to enactment of the TCJA and, as a result, the adjustment of value required under GAAP was limited. A charge to current earnings related to the TCJA of $134,000 was recorded in the fourth quarter, and the Company expects to benefit from the TCJA's reduction in the corporate tax rate going forward.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 11.2% or $5.1 million to $51.2 million for the year ended December 31, 2017 from the $46.1 million reported for the year ended December 31, 2016, with growth in earning assets responsible for the increase. The Company's net interest margin was 3.04% in 2017, compared to 3.05% in 2016.
Total interest income on a tax-equivalent basis in 2017 was $64.8 million, an increase of $7.9 million or 13.8% from the $56.9 million posted by the Company in 2016. Total interest expense in 2017 was $13.5 million, an increase of $2.7 million or 25.1% from the $10.8 million posted by the Company in 2016. Tax-exempt interest income amounted to $7.3 million for the year ended December 31, 2017, $5.8 million for the year ended December 31, 2016 and $5.7 million for the year ended December 31, 2015.
Net interest income on a tax-equivalent basis increased 4.7% or $2.1 million to $46.1 million for the year ended December 31, 2016 from the $44.0 million reported for the year ended December 31, 2015, with growth in earning assets responsible for the increase. The Company's net interest margin was 3.05% in 2016, compared to 3.10% in 2015.
Total interest income on a tax-equivalent basis in 2016 was $56.9 million, a increase of $3.0 million or 5.6% from the $53.9 million posted by the Company in 2015. Total interest expense in 2016 was $10.8 million, an increase of $938,000 or
9.5% from the $9.9 million posted by the Company in 2015.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2017 compared to 2016
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$5	$20	$5	$30
Investment securities	2,796	(354)	(60)	2,382
Loans held for sale	1	(1)	—	—
Loans	3,563	1,730	153	5,446
Total interest income	6,365	1,395	98	7,858
Interest expense
Deposits	1,128	1,956	367	3,451
Borrowings	(702)	(38)	6	(734)
Total interest expense	426	1,918	373	2,717
Change in net interest income	$5,939	$(523)	$(275)	$5,141

The First Bancorp - 2017 Form 10-K - Page 26

Year ended December 31, 2016 compared to 2015
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(8)	$20	$(9)	$3
Investment securities	817	(1,182)	(57)	(422)
Loans held for sale	11	—	1	12
Loans	2,764	605	45	3,414
Total interest income	3,584	(557)	(20)	3,007
Interest expense
Deposits	389	330	24	743
Borrowings	95	98	2	195
Total interest expense	484	428	26	938
Change in net interest income	$3,100	$(985)	$(46)	$2,069
1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2017, 2016, and 2015, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2017		2016		2015
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$52	0.98%	$22	0.51%	$19	0.25%
Investment securities	18,912	3.35%	16,530	3.42%	16,952	3.68%
Loans held for sale	20	2.58%	29	3.95%	17	3.85%
Loans	45,783	4.11%	40,328	3.94%	36,914	3.87%
Total interest-earning assets	64,767	3.84%	56,909	3.76%	53,902	3.79%
Interest-bearing liabilities
Deposits	9,479	0.82%	6,028	0.61%	5,285	0.57%
Borrowings	4,050	1.61%	4,784	1.62%	4,589	1.59%
Total interest-bearing liabilities	13,529	0.96%	10,812	0.84%	9,874	0.81%
Net interest income	$51,238		$46,097		$44,028
Interest rate spread		2.88%		2.91%		2.98%
Net interest margin		3.04%		3.05%		3.10%

The First Bancorp - 2017 Form 10-K - Page 27

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2017, 2016 and 2015.

	Years ended December 31,
Dollars in thousands	2017	2016	2015
Assets
Cash and cash equivalents	$17,728	$18,742	$15,446
Interest-bearing deposits in other banks	5,280	4,302	7,573
Securities available for sale	308,607	251,714	192,330
Securities to be held to maturity	243,392	216,640	254,396
Restricted equity securities, at cost	12,313	14,327	13,757
Loans held for sale (fair value approximates cost)	776	734	441
Loans	1,115,288	1,024,777	953,396
Allowance for loan losses	(10,584)	(10,229)	(9,997)
Net loans	1,104,704	1,014,548	943,399
Accrued interest receivable	6,080	5,213	4,949
Premises and equipment, net	21,698	21,475	22,097
Other real estate owned	384	1,171	2,275
Goodwill	29,805	29,805	29,805
Other assets	37,177	33,315	25,120
Total Assets	$1,787,944	$1,611,986	$1,511,588
Liabilities & Shareholders' Equity
Demand deposits	$185,372	$132,726	$116,151
NOW deposits	268,589	259,462	220,815
Money market deposits	136,624	82,563	99,507
Savings deposits	227,024	210,540	187,379
Certificates of deposit	523,966	441,341	418,092
Total deposits	1,341,575	1,126,632	1,041,944
Borrowed funds – short term	113,638	158,774	135,220
Borrowed funds – long term	138,418	136,611	154,199
Dividends payable	987	943	1,103
Other liabilities	13,853	13,907	12,803
Total Liabilities	1,608,471	1,436,867	1,345,269
Shareholders' Equity:
Common stock	108	108	107
Additional paid-in capital	61,196	60,262	59,458
Retained earnings	117,977	112,405	105,009
Net unrealized gain (loss) on securities available for sale	(634)	2,525	1,950
Net unrealized gain on cash flow hedging derivative instruments	1,064	100	—
Net unrealized loss on securities transferred from available for sale to held to maturity	(136)	(125)	(80)
Net unrealized loss on postretirement benefit costs	(102)	(156)	(125)
Total Shareholders' Equity	179,473	175,119	166,319
Total Liabilities & Shareholders' Equity	$1,787,944	$1,611,986	$1,511,588

The First Bancorp - 2017 Form 10-K - Page 28

Non-Interest Income

Non-interest income in 2017 was $12.5 million, level with the year ended December 31, 2016. This was due to an increase in revenue from First Advisors, the Company’s wealth and investment management division as well as other operating income, offsetting modest year-over-year reductions in deposit service charges and mortgage banking revenues.
Non-interest income in 2016 was $12.5 million, an increase of $269,000 or 2.2% from the $12.2 million reported in 2015, with a $634,000 increase in mortgage origination income and a $153,000 increase in First Advisors income offsetting the impact of our strategic decision to not take gains from sale of securities at the level taken in 2015.

Non-Interest Expense

Non-interest expense in 2017 was $31.7 million, an increase of $2.3 million or 7.7% from the $29.4 million reported in 2016. The Company’s investments in personnel and technology growth contributed to this increase, along with higher FDIC insurance expense.
Non-interest expense in 2016 was $29.4 million, a decrease of $513,000 or 1.7% from the $29.9 million reported in 2015, primarily due to a reduction in other-credit-related costs outside of the provision for loan losses.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $2.0 million in 2017 compared to $1.6 million in 2016. This was 0.11% of average assets in 2017, compared to 0.12% of average assets for the UBPR peer group. The allowance for loan losses stood at 0.92% of total loans as of December 31, 2017, compared to 0.95% a year ago, and 1.12% for the UBPR peer group.
Net loan chargeoffs were $1.4 million or 0.13% of average loans, level with net loan chargeoffs as of December 31, 2016. Non-performing loans stood at 0.86% of total assets as of December 31, 2017 compared to 0.48% of total assets at December 31, 2016. Past-due loans were 1.60% of total loans as of December 31, 2017, up from 1.18% of total loans as of December 31, 2016. The increase in both non-performing and past due loans was due to the deterioration in two commercial loan relationships totaling $8.5 million in outstanding balances at December 31, 2017.
The Company's provision to the allowance for loan losses was $1.6 million in 2016 compared to $1.6 million in 2015. This was 0.10% of average assets in 2016, compared to 0.12% of average assets for the UBPR peer group. The allowance for loan losses stood at 0.95% of total loans as of December 31, 2016, compared to 1.00% at December 31, 2015.
Credit quality improved in 2016 relative to 2015. Net loan chargeoffs were $1.4 million or 0.13% of average loans, down $599,000 from net chargeoffs of $2.0 million or 0.21% of average loans in 2015. Non-performing assets stood at 0.48% of total assets as of December 31, 2016 compared to 0.57% of total assets at December 31, 2015. Past-due loans were 1.18% of total loans as of December 31, 2016, up from 0.84% of total loans as of December 31, 2015.

Income Taxes
Income taxes on operating earnings were $6.6 million for the year ended December 31, 2017, up $158,000 from the same period in 2016. This is in line with the increase in the Company's level of income before taxes.
Income taxes on operating earnings were $6.5 million for the year ended December 31, 2016, up $940,000 from 2015. This is in line with the increase in the Company's level of income before taxes.

Net Income

Net income for 2017 was $19.6 million, up 8.8% or $1.6 million from net income of $18.0 million that was posted in 2016. Earnings per share on a fully diluted basis were $1.81, up $0.15 or 9.0% from the $1.66 reported for the year ended December 31, 2016.
Net income for 2016 was $18.0 million, up 11.1% or $1.8 million from net income of $16.2 million that was posted in 2015. Earnings per share on a fully diluted basis were $1.66, up $0.15 or 9.9% from the $1.51 reported for the year ended December 31, 2015.

Key Ratios

Return on average assets in 2017 was 1.10%, down from the 1.12% and up from the 1.07% posted in 2016 and 2015, respectively. Return on average tangible common equity was 13.11% in 2017, compared to 12.42% in 2016 and 11.90% in 2015. In 2017, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 52.20%, compared to 61.31% in 2016 (included a special dividend declared in December 2016) and 57.24% in 2015. The Company's non-GAAP efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 49.72% in 2017 compared to 62.06% for the UBPR peer group, on average. In 2016, the Company's non-GAAP efficiency ratio was 50.43% compared to 63.70% for the UBPR peer group, on average.

The First Bancorp - 2017 Form 10-K - Page 29

Investment Management and Fiduciary Activities

As of December 31, 2017, First Advisors, the Bank's trust and investment management division, had assets under management or custody with a market value of $934.7 million, consisting of 1,071 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2016, when 1,031 accounts with a market value of $851.0 million were under management.

Assets and Asset Quality

Total assets of $1.843 billion at December 31, 2017 increased 7.6% or $130.1 million from $1.713 billion at December 31, 2016. The investment portfolio increased $27.9 million or 5.2% over December 31, 2016, and the loan portfolio increased $92.6 million or 8.6%. Year-over-year, average assets were up $176.0 million in 2017 over 2016. Average loans in 2017 were $90.5 million higher than in 2016, and average investments in 2017 were $81.6 million higher than in 2016.
Non-performing assets to total assets stood at 0.86% at December 31, 2017, above 0.48% of total assets at December 31, 2016 and 0.57% of total assets at December 31, 2015. This increase was due to the deterioration of two commercial relationships with combined balances of $8.5 million. In general terms, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses in Management's opinion.
Net chargeoffs in 2017 were $1.4 million or 0.13% of average loans outstanding, level with net chargeoffs as of December 31, 2016. This compares to net charge offs for our UBPR peer group in 2017 of 0.11% of average loans. Residential real estate term loans represent 37.1% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2017, the loss ratio for residential mortgages was 0.11% compared to 0.13% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans, which generally carry more risk and potentially higher losses than other types of consumer credit.
The allowance for loan losses ended 2017 at $10.7 million and stood at 0.92% of total loans outstanding compared to $10.1 million and 0.95% of total loans outstanding at December 31, 2016. A $2.0 million provision for losses was made in 2017 and net charge offs totaled $1.4 million, resulting in the allowance for loan losses increasing $591,000 or 5.8% from December 31, 2016. Management believes the allowance for loan losses is appropriate as of December 31, 2017. In Management's opinion, the level of the provision for loan losses in 2017 was directionally consistent with the growth posted in the loan portfolio in 2017 as well as with the performance of the national and local economies, current levels of unemployment and the outlook for future economic conditions.

Investment Activities

During 2017, the investment portfolio increased 5.2% to end the year at $567.1 million, compared to $539.2 million at December 31, 2016. Average investments in 2017 were $81.6 million higher than in 2016. As of December 31, 2017, mortgage-backed securities had a carrying value of $313.3 million and a fair value of $313.7 million. Of this total, securities with a fair value of $145.0 million or 46.2% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $168.7 million or 53.8% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the

The First Bancorp - 2017 Form 10-K - Page 30

securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $174,000 at December 31, 2017. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2017, 2016, and 2015.

Dollars in thousands	2017	2016	2015
Securities available for sale
Mortgage-backed securities	$289,989	$280,604	$195,110
State and political subdivisions	6,769	16,482	24,506
Other equity securities	3,414	3,330	3,423
	300,172	300,416	223,039
Securities to be held to maturity
U.S. Government sponsored agencies	11,155	11,943	71,000
Mortgage-backed securities	23,284	31,201	42,193
State and political subdivisions	217,828	179,384	122,530
Corporate securities	4,300	4,300	4,300
	256,567	226,828	240,023
Restricted equity securities
Federal Home Loan Bank Stock	9,321	10,893	13,220
Federal Reserve Bank Stock	1,037	1,037	1,037
	10,358	11,930	14,257
Total securities	$567,097	$539,174	$477,319

The First Bancorp - 2017 Form 10-K - Page 31

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2017. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,255	3.03%
Due after 10 years	—	0.00%	6,900	3.05%
Total	—	0.00%	11,155	3.04%
Mortgage-Backed Securities
Due in 1 year or less	112	4.61%	—	0.00%
Due in 1 to 5 years	842	2.57%	3,248	2.48%
Due in 5 to 10 years	28,341	3.02%	7,360	3.01%
Due after 10 years	260,694	2.37%	12,676	3.93%
Total	289,989	2.44%	23,284	3.44%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	635	4.84%
Due in 1 to 5 years	—	0.00%	14,511	5.91%
Due in 5 to 10 years	836	5.94%	21,567	5.24%
Due after 10 years	5,933	4.88%	181,115	4.63%
Total	6,769	5.01%	217,828	4.78%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.50%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.22%
Equity Securities	3,414	0.29%	—	—
	$300,172	2.47%	$256,567	4.59%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2017 amounted to an unrealized loss of $5.9 million, or 1.08% of the amortized cost of the total securities portfolio. At December 31, 2016 this amount represented an unrealized loss of $7.6 million, or 1.44% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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

The First Bancorp - 2017 Form 10-K - Page 32

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
As of December 31, 2017, the Company had temporarily impaired securities with a fair value of $293.0 million and unrealized losses of $5.9 million, as identified in the table below. Securities in a continuous unrealized loss position twelve-months or more amounted to $144.4 million as of December 31, 2017, compared with $3.0 million at December 31, 2016. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2017.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$7,161	$(94)	$3,814	$(86)	$10,975	$(180)
Mortgage-backed securities	132,025	(1,857)	101,707	(2,693)	233,732	(4,550)
State and political subdivisions	9,425	(149)	38,864	(1,061)	48,289	(1,210)
Other equity securities	—	—	9	(3)	9	(3)
	$148,611	$(2,100)	$144,394	$(3,843)	$293,005	$(5,943)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2017, the total unrealized losses on these securities amounted to $180,000, compared with $233,000 at December 31, 2016. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets, and does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2017, the total unrealized losses on these securities amounted to $4.6 million, compared with $3.3 million at December 31, 2016. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2017 were attributable to changes in current market yields and spreads since the dates the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2017. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2017, the total unrealized losses on municipal securities amounted to $1.2 million, compared with $4.1 million at December 31, 2016. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2017, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of temporary impairment. The Company attributes the unrealized losses at December 31, 2017, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2017. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

The First Bancorp - 2017 Form 10-K - Page 33

Corporate securities. As of December 31, 2017 and 2016, there were no unrealized losses on corporate securities. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2017, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other Equity Securities. As of December 31, 2017, the total unrealized losses on other equity securities amounted to $3,000, compared with $7,000 at December 31, 2016. Other equity securities is comprised primarily of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at December 31, 2017.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2017 and 2016, the Bank's investment in FHLB stock totaled $9.3 million and $10.9 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2017. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $92.6 million or 8.6% in 2017, with total loans at $1.2 billion at December 31, 2017, compared to $1.1 billion at December 31, 2016. Commercial loans increased $64.7 million or 13.5% between December 31, 2016 and December 31, 2017. Residential term loans increased by $21.2 million or 5.2% and municipal loans increased by $6.3 million or 23.4% for the same period.
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
Commercial construction loans consist of loans to finance construction in a mix of owner- and non-owner occupied commercial real estate properties. Commercial construction loans typically have maturities of less than two years. Payment structures during the construction period are typically on an interest only basis, although principal payments may be established depending on the type of construction project being financed. During the construction phase, commercial construction loans are primarily paid by cash reserves or other operating cash flows of the borrower or guarantors, if applicable. At the end of the construction period, loan repayment typically comes from a third party source in the event that the Bank will not be providing permanent term financing. Collateral valuation and loan-to-value guidelines follow those for commercial real estate loans.
Other commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured.
Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are comprised of two classes: term loans and construction loans.
Residential term loans consist of residential real estate loans held in the Company's loan portfolio made to borrowers who demonstrate the ability to make scheduled payments with full consideration of applicable underwriting factors comprising the Bank's credit policies. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Residential loans typically have a loan-to-value ratio of up to 80% based on appraisal information at the time the loan is made. Collateral consists of mortgage liens on one- to four-family residential properties. Loans are offered with fixed or adjustable rates with amortization terms of up to thirty years.

The First Bancorp - 2017 Form 10-K - Page 34

Residential construction loans typically consist of loans for the purpose of constructing single family residences to be owned and occupied by the borrower. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Residential construction loans normally have construction terms of one year or less and payment during the construction term is typically on an interest only basis from sources including interest reserves, borrower liquidity and/or income. Residential construction loans will typically convert to permanent financing from the Bank or have another financing commitment in place from an acceptable mortgage lender. Collateral valuation and loan-to-value guidelines are consistent with those for residential term loans.
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
Construction loans, both commercial and residential, at 34.4% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2017. Construction loans and non-owner-occupied commercial real estate loans are at 129.2% of total capital at December 31, 2017, below the regulatory limit of 300.0% of capital.
The following table summarizes the loan portfolio, by class as of December 31, 2017, 2016, 2015, 2014 and 2013.

	As of December 31,
Dollars in thousands	2017		2016		2015		2014		2013
Commercial
Real estate	$323,809	27.8%	$302,506	28.2%	$269,462	27.3%	$242,311	26.4%	$245,943	28.2%
Construction	38,056	3.3%	25,406	2.4%	24,881	2.5%	30,932	3.4%	20,382	2.3%
Other	181,528	15.6%	150,769	14.1%	128,341	13.0%	104,531	11.4%	95,289	10.9%
Municipal	33,391	2.9%	27,056	2.5%	19,751	2.0%	20,424	2.2%	19,117	2.2%
Residential
Term	432,661	37.1%	411,469	38.4%	403,030	40.7%	384,032	41.9%	377,218	43.0%
Construction	17,868	1.5%	18,303	1.7%	8,451	0.9%	12,160	1.3%	11,803	1.3%
Home equity line of credit	111,302	9.6%	110,907	10.4%	110,202	11.1%	103,521	11.3%	91,549	10.4%
Consumer	25,524	2.2%	25,110	2.3%	24,520	2.5%	19,653	2.1%	15,066	1.7%
Total loans	$1,164,139	100.0%	$1,071,526	100.0%	$988,638	100.0%	$917,564	100.0%	$876,367	100.0%

The First Bancorp - 2017 Form 10-K - Page 35

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2017:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$1,486	$13,956	$48,223	$260,144	$323,809
Construction	1,088	5,732	3,772	27,464	38,056
Other	10,771	52,864	59,245	58,648	181,528
Municipal	393	13,268	15,358	4,372	33,391
Residential
Term	213	6,087	18,979	407,382	432,661
Construction	967	40	49	16,812	17,868
Home equity line of credit	620	431	235	110,016	111,302
Consumer	7,474	3,924	4,168	9,958	25,524
Total loans	$23,012	$96,302	$150,029	$894,796	$1,164,139

The following table provides a listing of loans by class, between variable and fixed rates as of December 31, 2017.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$46,157	4.0%	$277,652	23.9%	$323,809	27.8%
Construction	9,016	0.8%	29,040	2.5%	38,056	3.3%
Other	75,782	6.5%	105,746	9.1%	181,528	15.6%
Municipal	31,880	2.8%	1,511	0.1%	33,391	2.9%
Residential
Term	311,033	26.7%	121,628	10.4%	432,661	37.1%
Construction	17,422	1.5%	446	—%	17,868	1.5%
Home equity line of credit	644	0.1%	110,658	9.4%	111,302	9.6%
Consumer	19,693	1.7%	5,831	0.5%	25,524	2.2%
Total loans	$511,627	44.1%	$652,512	55.9%	$1,164,139	100.0%
Loan Concentrations

As of December 31, 2017, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

As of December 31, 2017, the Bank had $386,000 in loans held for sale.  This compares to $782,000 in loans held for sale at December 31, 2016. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.

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

The First Bancorp - 2017 Form 10-K - Page 36

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
The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when Management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. While Management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of Management. No such addition has been required by any agency in over twenty years.

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

The First Bancorp - 2017 Form 10-K - Page 37

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2017, impaired loans with specific reserves totaled $13.4 million and the amount of such reserves was $1.8 million. This compares to impaired loans with specific reserves of $7.9 million at December 31, 2016, at which date the amount of such reserves was $974,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2017 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of December 31, 2017, 2016, 2015, 2014 and 2013. The percentages are the portion of each loan type to total loans.

	As of December 31,
Dollars in thousands	2017		2016		2015		2014		2013
Commercial
Real estate	$3,872	27.8%	$3,988	28.2%	$3,120	27.3%	$3,532	26.4%	$4,602	28.2%
Construction	434	3.3%	396	2.4%	580	2.5%	823	3.4%	575	2.3%
Other	3,358	15.6%	1,780	14.1%	1,452	13.0%	1,505	11.4%	2,276	10.9%
Municipal	20	2.9%	18	2.5%	17	2.0%	15	2.2%	15	2.2%
Residential
Term	1,130	37.1%	1,288	38.4%	1,391	40.7%	1,185	41.9%	1,099	43.0%
Construction	36	1.5%	44	1.7%	24	0.9%	20	1.3%	21	1.3%
Home equity line of credit	692	9.6%	807	10.4%	893	11.1%	1,060	11.3%	675	10.4%
Consumer	545	2.2%	559	2.3%	566	2.5%	542	2.1%	573	1.7%
Unallocated	642	—%	1,258	—%	1,873	—%	1,662	—%	1,678	—%
Total	$10,729	100.0%	$10,138	100.0%	$9,916	100.0%	$10,344	100.0%	$11,514	100.0%

The First Bancorp - 2017 Form 10-K - Page 38

The allowance for loan losses totaled $10.7 million at December 31, 2017, compared to $10.1 million at December 31, 2016. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured for specific reserves. These specific reserves increased $838,000 in 2017 from $974,000 at December 31, 2016 to $1.8 million at December 31, 2017. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $658,000 in 2017. The portion of the reserve based on qualitative factors increased by $1.0 million during 2017 due to loan growth, slippage in certain economic factors and an increase in nonaccrual loans. The $616,000 reduction in unallocated reserves from $1.3 million at December 31, 2016 to $642,000 at December 31, 2017 results from reduced imprecision owing to additional information related to certain loan relationships having been obtained and analyzed.
A breakdown of the allowance for loan losses as of December 31, 2017, by loan class of financing receivable and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$224	$1,285	$2,363	$—	$3,872
Construction	—	153	281	—	434
Other	1,309	723	1,326	—	3,358
Municipal	—	—	20	—	20
Residential
Term	255	311	564	—	1,130
Construction	—	13	23	—	36
Home equity line of credit	24	297	371	—	692
Consumer	—	251	294	—	545
Unallocated	—	—	—	642	642
	$1,812	$3,033	$5,242	$642	$10,729

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance at an appropriate level was $2.0 million in 2017 compared to $1.6 million in 2016. Net charge offs were $1.4 million in 2017 compared to net charge offs of $1.4 million in 2016. The allowance as a percentage of loans outstanding stood at 0.92% at December 31, 2017 compared to 0.95% at December 31, 2016.

The First Bancorp - 2017 Form 10-K - Page 39

The following table summarizes the activities in our allowance for loan losses as of December 31, 2017, 2016, 2015, 2014, and 2013:

	As of December 31,
Dollars in thousands	2017	2016	2015	2014	2013
Balance at beginning of year	$10,138	$9,916	$10,344	$11,514	$12,500
Loans charged off:
Commercial
Real estate	587	294	280	1,205	150
Construction	—	75	9	—	963
Other	212	376	732	989	2,583
Municipal	—	—	—	—	—
Residential
Term	456	379	420	699	1,118
Construction	—	—	—	—	—
Home equity line of credit	28	147	582	153	611
Consumer	335	450	350	449	430
Total	1,618	1,721	2,373	3,495	5,855
Recoveries on loans previously charged off
Commercial
Real estate	—	—	2	144	—
Construction	—	8	1	—	—
Other	49	129	88	758	359
Municipal	—	—	—	—	—
Residential
Term	40	93	152	36	103
Construction	—	—	—	25	—
Home equity line of credit	11	5	31	16	24
Consumer	109	108	121	196	183
Total	209	343	395	1,175	669
Net loans charged off	1,409	1,378	1,978	2,320	5,186
Provision for loan losses	2,000	1,600	1,550	1,150	4,200
Balance at end of period	$10,729	$10,138	$9,916	$10,344	$11,514
Ratio of net loans charged off to average loans outstanding	0.13%	0.13%	0.21%	0.26%	0.60%
Ratio of allowance for loan losses to total loans outstanding	0.92%	0.95%	1.00%	1.13%	1.31%

Management believes the allowance for loan losses is appropriate as of December 31, 2017. In Management's opinion, the level of the provision for loan losses in 2017 was directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, current levels of unemployment and the outlook for economic recovery continuing for some time to come.

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

The First Bancorp - 2017 Form 10-K - Page 40

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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.27% at December 31, 2017 compared to 0.73% at December 31, 2016. The following table shows the distribution of nonperforming loans by class as of December 31, 2017, 2016, 2015, 2014, and 2013:

	As of December 31,
Dollars in thousands	2017	2016	2015	2014	2013
Commercial
Real estate	$752	$1,907	$915	$2,088	$2,457
Construction	—	—	238	208	—
Other	9,357	964	66	935	4,370
Municipal	—	—	—	—	—
Residential
Term	3,778	4,060	5,260	6,421	8,484
Construction	—	—	—	—	—
Home equity line of credit	833	843	893	832	1,007
Consumer	16	—	—	26	—
Total non-performing loans	$14,736	$7,774	$7,372	$10,510	$16,318

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2017, loans 90 or more days past due and still accruing interest totaled $445,000, compared to $777,000, $136,000, $181,000 and $1.0 million at December 31, 2016, 2015, 2014 and 2013, respectively.
As of December 31, 2017, nine loans with a balance of $1.1 million were non-performing and also classified as troubled-debt-restructured.

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

•	The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferral of payments.

The First Bancorp - 2017 Form 10-K - Page 41

As of December 31, 2017 there were 62 loans with an aggregate outstanding balance of $17.8 million that have been restructured. This compares to 71 loans with amounts totaling $21.5 million as of December 31, 2016. The following table shows the activity in loans classified as TDRs between December 31, 2015 and December 31, 2017:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2015	84	$23,923
Added in 2016	—	—
Loans paid off in 2016	(13)	(1,433)
Repayments in 2016	—	(964)
Total at December 31, 2016	71	$21,526
Added in 2017	—	—
Loans paid off in 2017	(9)	(2,814)
Repayments in 2017	—	(911)
Total at December 31, 2017	62	$17,801

As of December 31, 2017, 49 loans with an aggregate balance of $16.2 million were performing under the modified terms, four loans with an aggregate balance of $444,000 were more than 30 days past due and nine loans with an aggregate balance of $1.1 million were on nonaccrual. As a percentage of aggregate outstanding balance, 91.1% were performing under the modified terms, 2.5% were more than 30 days past due and 6.4% were on nonaccrual. The performance status of all TDRs as of December 31, 2017, as well as the associated specific reserve in the allowance for loan losses, is summarized by class of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$7,038	$—	$—	$7,038
Construction	741	—	—	741
Other	561	—	—	561
Municipal	—	—	—	—
Residential
Term	7,526	444	978	8,948
Construction	—	—	—	—
Home equity line of credit	346	—	167	513
Consumer	—	—	—	—
	$16,212	$444	$1,145	$17,801
Percent of balance	91.1%	2.5%	6.4%	100.0%
Number of loans	49	4	9	62
Associated specific reserve	$279	$22	$22	$323

Residential TDRs as of December 31, 2017 included 49 loans with an aggregate balance of $9.5 million and the modifications granted fell into five major categories. Loans totaling $6.0 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.4 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $551,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.8 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $1.9 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of December 31, 2017 were comprised of 13 loans with a balance of $8.3 million. Of this total, 10 loans with an aggregate balance of $5.5 million had an extended period of interest-only payments, deferring the start of

The First Bancorp - 2017 Form 10-K - Page 42

principal repayment. One loan with an aggregate balance of $1.6 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining two loans with an aggregate balance of $1.2 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2017, Management is aware of four loans classified as TDRs that are involved in bankruptcy proceedings with an aggregate outstanding balance of $688,000. There were also nine loans with an outstanding balance of $1.1 million that were classified as TDRs and on non-accrual status. Three loans with an outstanding balance of $458,000 were in the process of foreclosure.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $31.4 million at December 31, 2017, and have increased $3.8 million from December 31, 2016. The number of impaired loans decreased by six loans from 134 to 128 during the same period. Impaired commercial loans increased $5.9 million from December 31, 2016 to December 31, 2017. The specific allowance for impaired commercial loans increased from $644,000 at December 31, 2016 to $1.5 million as of December 31, 2017, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2016 to December 31, 2017, impaired residential loans decreased $1.9 million and impaired home equity lines of credit decreased $208,000.
The following table sets forth impaired loans as of December 31, 2017, 2016, 2015, 2014 and 2013:

	As of December 31,
Dollars in thousands	2017	2016	2015	2014	2013
Commercial
Real estate	$7,790	$10,021	$10,717	$13,304	$14,935
Construction	741	763	1,026	1,380	1,284
Other	9,918	1,743	1,234	2,942	6,698
Municipal	—	—	—	—	—
Residential
Term	11,748	13,669	15,088	16,123	17,786
Construction	—	—	—	—	—
Home equity line of credit	1,179	1,387	1,466	2,087	1,648
Consumer	16	—	—	26	—
Total	$31,392	$27,583	$29,531	$35,862	$42,351

Past Due Loans

The Bank's overall loan delinquency ratio was 1.60% at December 31, 2017, versus 1.18% at December 31, 2016. Loans 90 days delinquent and accruing decreased from $777,000 at December 31, 2016 to $445,000 as of December 31, 2017. This total is made up of seven loans, with the largest loan totaling $230,000. We expect to collect all amounts due on these loans, including interest.

The First Bancorp - 2017 Form 10-K - Page 43

The following table sets forth loan delinquencies as of December 31, 2017, 2016, 2015, 2014 and 2013:

	As of December 31,
Dollars in thousands	2017	2016	2015	2014	2013
Commercial
Real estate	$874	$3,476	$884	$860	$1,086
Construction	—	—	273	249	—
Other	7,779	1,031	328	860	3,469
Municipal	—	—	—	—	—
Residential
Term	7,659	6,403	5,187	7,003	9,144
Construction	471	—	368	—	47
Home equity line of credit	1,707	1,564	1,108	2,122	1,719
Consumer	186	184	139	769	527
Total	$18,676	$12,658	$8,287	$11,863	$15,992
Loans 30-89 days past due to total loans	1.28%	0.65%	0.46%	0.38%	0.46%
Loans 90+ days past due and accruing to total loans	0.04%	0.07%	0.01%	0.02%	0.12%
Loans 90+ days past due on non-accrual to total loans	0.29%	0.46%	0.37%	0.89%	1.24%
Total past due loans to total loans	1.60%	1.18%	0.84%	1.29%	1.82%

As of December 31, 2017, the UBPR peer group had loans 30-89 days past due to total loans of 0.40% and loans 90+ days past due or non-accrual to total loans of 0.59%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2017, there were 11 potential problem loans with a balance of $902,000 or 0.08% of total loans. This compares to six loans with a balance of $1.1 million or 0.10% of total loans at December 31, 2016.
As of December 31, 2017, there were 16 loans in the process of foreclosure with a total balance of $2.2 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

The First Bancorp - 2017 Form 10-K - Page 44

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2017, there were six properties owned with a net OREO balance of $1.0 million, net of an allowance for losses of $53,000, compared to December 31, 2016 when there were 6 properties owned with a net OREO balance of $375,000, net of an allowance for losses of $205,000. The following table presents the composition of other real estate owned as of December 31, 2017, 2016, 2015, 2014 and 2013:

	As of December 31,
Dollars in thousands	2017	2016	2015	2014	2013
Carrying Value
Commercial
Real estate	$—	$—	$—	$145	$394
Construction	28	28	28	151	295
Other	511	170	706	888	531
Municipal	—	—	—	—	—
Residential
Term	526	382	960	3,255	3,917
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,065	$580	$1,694	$4,439	$5,137
Related Allowance
Commercial
Real estate	$—	$—	$—	$75	$74
Construction	28	11	11	17	8
Other	—	127	77	170	7
Municipal	—	—	—	—	—
Residential
Term	25	67	74	392	241
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$53	$205	$162	$654	$330
Net Value
Commercial
Real estate	$—	$—	$—	$70	$320
Construction	—	17	17	134	287
Other	511	43	629	718	524
Municipal	—	—	—	—	—
Residential
Term	501	315	886	2,863	3,676
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,012	$375	$1,532	$3,785	$4,807

The First Bancorp - 2017 Form 10-K - Page 45

Funding, Liquidity and Capital Resources

As of December 31, 2017, the Bank had primary sources of liquidity of $149.0 million or 8.2% of assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has an additional $167.9 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $44.0 million in credit lines with correspondent banks, and $180.7 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $541.6 million or 29.9% of assets. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 75.0% of total average assets in 2017. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time.
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

Deposits

During 2017, total deposits increased by $175.9 million, ending the year at $1.419 billion compared to $1.243 billion at December 31, 2016. Low-cost deposits (demand, NOW, and savings accounts) increased by $55.2 million or 8.6% during the year, money market deposits increased $38.4 million or 30.6%, and certificates of deposit increased $82.4 million or 17.3%. The majority of the change in certificates of deposit year-to-date was primarily from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits resulted from an inflow of low-cost deposits due to the low interest rate environment. Average deposits increased $214.9 million in 2017, as shown in the following table which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2017	2016	2015	2017 vs. 2016
Demand deposits	$185,372	$132,726	$116,151	39.67%
NOW accounts	268,589	259,462	220,815	3.52%
Money market accounts	136,624	82,563	99,507	65.48%
Savings	227,024	210,540	187,379	7.83%
Certificates of deposit	523,966	441,341	418,092	18.72%
Total deposits	$1,341,575	$1,126,632	$1,041,944	19.08%

The First Bancorp - 2017 Form 10-K - Page 46

The average cost of deposits (including non-interest-bearing accounts) was 0.71% for the year ended December 31, 2017, compared to 0.53% for the year ended December 31, 2016 and 0.51% for the year ended December 31, 2015. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2017	2016	2015
NOW	0.59%	0.44%	0.33%
Money market	0.73%	0.28%	0.28%
Savings	0.26%	0.23%	0.22%
Certificates of deposit	1.20%	0.96%	0.92%
Total interest-bearing deposits	0.82%	0.61%	0.57%

Of all certificates of deposit, $393.3 million or 67.46% will mature by December 31, 2018. As of December 31, 2017, the Bank held a total of $274.9 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2017	2016
Within 3 Months	$131,527	$159,791
3 Months through 6 months	32,184	7,481
6 months through 12 months	14,034	21,542
Over 12 months	97,190	92,781
Total	$274,935	$281,505

Borrowed Funds

Borrowed funds consists mainly of advances from the FHLB which are secured by FHLB stock, funds on deposit with FHLB, U.S. Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2017, advances totaled $158.2 million, with a weighted average interest rate of 1.69% and remaining maturities ranging from three days to 14 years. This compares to advances totaling $194.7 million, with a weighted average interest rate of 1.67% and remaining maturities ranging from four days to 15 years, as of December 31, 2016, and advances totaling $250.4 million, with a weighted average interest rate of 1.53% and remaining maturities ranging from two days to ten years, as of December 31, 2015. The increase in the weighted average rate paid on borrowed funds in 2017 compared to 2016 is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2017 was $70.6 million, compared to $84.2 million on December 31, 2016, and $87.1 million on December 31, 2015. The weighted average rates of these agreements were 1.25% as of December 31, 2017, compared to 1.06% as of December 31, 2016 and 0.80% as of December 31, 2015.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $282.3 million at the end of June in 2017, $388.5 million at the end of January in 2016, and $337.5 million at the end of December in 2015. The average amount outstanding during 2017 was $252.1 million with a weighted average interest rate of 1.61%. This compares to an average outstanding amount of $295.4 million with a weighted average interest rate of 1.62% in 2016, and an average outstanding amount of $289.4 million with a weighted average interest rate of 1.53% in 2015.

Capital Resources

Shareholders' equity as of December 31, 2017 was $181.3 million, compared to $172.5 million as of December 31, 2016. Capital at December 31, 2017 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.57% on December 31, 2017 and 8.71% at December 31, 2016. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2017, the Company had tier-one risk-based capital of 14.23% and tier-two risk-based capital of 15.24%, versus 14.64% and 15.69%, respectively, at December 31, 2016. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 8.00% and 10.00%, respectively. The

The First Bancorp - 2017 Form 10-K - Page 47

company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
During 2017, the Company declared cash dividends of $0.23 per share in the first quarter and $0.24 per share in the remaining three quarters or $0.95 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 52.20% for the year ended December 31, 2017 compared to 61.31% (including a special dividend declared in December 2016) for the year ended December 31, 2016. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2018 is this year's net income plus $15.8 million.
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
In 2017, 41,534 shares were issued via employee stock programs, the dividend reinvestment plan, the exercise of stock options, and restricted stock grants. The Company received consideration totaling $632,000.  The following table summarizes the Company's 2017 stock issuances:

Dividend reinvestment plan	9,922
Employee stock program	12,762
Restricted stock grants	18,850
Total	41,534

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
The Company met each of the well-capitalized ratio guidelines at December 31, 2017. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2017 and December 31, 2016.

As of December 31, 2017	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.49%	14.09%	14.09%	15.09%
Company	8.57%	14.23%	14.23%	15.24%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The First Bancorp - 2017 Form 10-K - Page 48

As of December 31, 2016	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.63%	14.50%	14.50%	15.55%
Company	8.71%	14.64%	14.64%	15.69%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2017:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$228,758	$113,639	$55,000	$10,000	$50,119
Operating leases	244	104	89	31	20
Certificates of deposit	559,001	393,316	134,988	30,667	30
Total	$788,003	$507,059	$190,077	$40,698	$50,169
Unused lines, collateralized by residential real estate	$76,887	$76,887	$—	$—	$—
Other unused commitments	62,771	62,771	—	—	—
Standby letters of credit	3,497	3,497	—	—	—
Commitments to extend credit	8,724	8,724	—	—	—
Total loan commitments and unused lines of credit	$151,879	$151,879	$—	$—	$—

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2017, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

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
At December 31, 2017, the Company had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $50,000,000 and an unrealized gain of $1,544,000, net of tax. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2017, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

The First Bancorp - 2017 Form 10-K - Page 49

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2017, the Company made capital purchases totaling $2,529,000 for real estate improvements for branch or operations premises and equipment related to technology. This cost will be amortized over an average of 18 years, adding approximately $312,000 to pre-tax operating costs per year.

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2017, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2017, was -3.13% of total assets, compared to +0.77% of assets at December 31, 2016. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.

The First Bancorp - 2017 Form 10-K - Page 50

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The Company's summarized static gap, as of December 31, 2017, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$34,319	$65,116	$210,874	$246,430
Restricted equity securities, at cost	9,321	—	—	1,037
Loans held for sale	—	—	—	386
Loans	369,334	198,478	435,087	161,240
Other interest-earning assets	—	22,897	—	—
Non-rate-sensitive assets	8,736	—	—	79,675
Total assets	421,710	286,491	645,961	488,768
Interest-bearing deposits	474,862	119,817	165,637	513,792
Borrowed funds	103,639	60,000	65,000	119
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	300,114
Total liabilities and equity	580,401	185,517	262,987	814,025
Period gap	$(158,691)	$100,974	$382,974	$(325,257)
Percent of total assets	(8.61)%	5.48%	20.78%	(17.65)%
Cumulative gap (current)	$(158,691)	$(57,717)	$325,257	—
Percent of total assets	(8.61)%	(3.13)%	17.65%	0.00%

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
The Company's most recent simulation model projects net interest income would increase by approximately 0.97% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 5.10% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 1.08% in a falling-rate scenario, and lower than that earned in a stable rate environment by 7.09% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2017 and 2016 is presented in the following table:

Changes in Net Interest Income	2017	2016
Year 1
Projected changes if rates decrease by 1.0%	0.97%	-0.38%
Projected change if rates increase by 2.0%	-5.10%	-3.06%
Year 2
Projected changes if rates decrease by 1.0%	1.08%	0.48%
Projected change if rates increase by 2.0%	-7.09%	1.18%

This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and

The First Bancorp - 2017 Form 10-K - Page 51

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2017, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2017, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2017 Form 10-K - Page 52

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2017		2016
Assets
Cash and cash equivalents	$19,207,000		$17,366,000
Interest-bearing deposits in other banks	860,000		293,000
Securities available for sale	300,172,000		300,416,000
Securities to be held to maturity (fair value of $259,655,000 at December 31, 2017, and $225,537,000 at December 31, 2016)	256,567,000		226,828,000
Restricted equity securities, at cost	10,358,000		11,930,000
Loans held for sale	386,000		782,000
Loans	1,164,139,000		1,071,526,000
Less allowance for loan losses	10,729,000		10,138,000
Net loans	1,153,410,000		1,061,388,000
Accrued interest receivable	5,867,000		5,532,000
Premises and equipment, net	22,502,000		22,202,000
Other real estate owned	1,012,000		375,000
Goodwill	29,805,000		29,805,000
Other assets	42,784,000		35,958,000
Total assets	$1,842,930,000		$1,712,875,000
Liabilities
Demand deposits	$181,970,000		$140,482,000
NOW deposits	281,405,000		282,971,000
Money market deposits	163,898,000		125,544,000
Savings deposits	232,605,000		217,340,000
Certificates of deposit	559,001,000		476,620,000
Total deposits	1,418,879,000		1,242,957,000
Borrowed funds – short term	113,638,000		158,774,000
Borrowed funds – long term	115,120,000		120,127,000
Other liabilities	13,972,000		18,496,000
Total liabilities	1,661,609,000		1,540,354,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	108,000		108,000
Additional paid-in capital	61,747,000		60,723,000
Retained earnings	121,144,000		111,693,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(2,901,000)		(935,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(174,000)		(129,000)
Net unrealized gain on cash flow hedging derivative instruments	1,544,000	—	1,163,000
Net unrecognized loss on postretirement benefit costs	(147,000)		(102,000)
Total shareholders' equity	181,321,000		172,521,000
Total liabilities and shareholders' equity	$1,842,930,000		$1,712,875,000
Common stock
Number of shares authorized	18,000,000		18,000,000
Number of shares issued and outstanding	10,829,918		10,793,946
Book value per common share	$16.74		$15.98
Tangible book value per common share	$13.97		$13.20
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2017 Form 10-K - Page 53

Consolidated Statements of Income and Comprehensive Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2017	2016	2015
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $798,000 in 2017, $670,000 in 2016, and $578,000 in 2015)	$45,373,000	$39,996,000	$36,620,000
Interest on deposits with other banks	52,000	22,000	19,000
Interest and dividends on investments (includes tax-exempt income of $6,501,000 in 2017, $5,168,000 in 2016, and $5,157,000 in 2015)	15,407,000	13,741,000	14,171,000
Total interest and dividend income	60,832,000	53,759,000	50,810,000
Interest expense
Interest on deposits	9,479,000	6,028,000	5,285,000
Interest on borrowed funds	4,050,000	4,784,000	4,589,000
Total interest expense	13,529,000	10,812,000	9,874,000
Net interest income	47,303,000	42,947,000	40,936,000
Provision for loan losses	2,000,000	1,600,000	1,550,000
Net interest income after provision for loan losses	45,303,000	41,347,000	39,386,000
Non-interest income
Fiduciary and investment management income	2,680,000	2,411,000	2,258,000
Service charges on deposit accounts	2,081,000	2,237,000	2,384,000
Net securities gains	471,000	673,000	1,399,000
Mortgage origination and servicing income	1,853,000	2,192,000	1,558,000
Other operating income	5,463,000	4,986,000	4,631,000
Total non-interest income	12,548,000	12,499,000	12,230,000
Non-interest expense
Salaries and employee benefits	16,601,000	15,215,000	15,080,000
Occupancy expense	2,400,000	2,313,000	2,312,000
Furniture and equipment expense	3,681,000	3,305,000	3,171,000
FDIC insurance premiums	1,008,000	789,000	890,000
Amortization of identified intangibles	43,000	43,000	58,000
Other operating expense	7,918,000	7,718,000	8,385,000
Total non-interest expense	31,651,000	29,383,000	29,896,000
Income before income taxes	26,200,000	24,463,000	21,720,000
Applicable tax expense	6,612,000	6,454,000	5,514,000
Net income	$19,588,000	$18,009,000	$16,206,000
Basic earnings per common share	$1.82	$1.68	$1.52
Diluted earnings per common share	1.81	1.66	1.51
Other comprehensive income (loss), net of tax
Net unrealized loss on securities available for sale	(1,452,000)	(2,058,000)	(1,399,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(14,000)	(17,000)	(64,000)
Net unrealized gain on cash flow hedging derivative instruments	107,000	1,163,000	—
Net unrecognized gain (loss) on postretirement benefits	(19,000)	54,000	(31,000)
Other comprehensive loss	(1,378,000)	(858,000)	(1,494,000)
Comprehensive income	$18,210,000	$17,151,000	$14,712,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2017 Form 10-K - Page 54

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2014	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000
Net income	—	—	16,206,000	—	16,206,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,399,000)	(1,399,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(64,000)	(64,000)
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(31,000)	(31,000)
Comprehensive income	—	—	16,206,000	(1,494,000)	14,712,000
Cash dividends declared ($0.87 per share)	—	—	(9,349,000)	—	(9,349,000)
Equity compensation expense	—	296,000	—	—	296,000
Payment for repurchase of common stock	(10,138)	(180,000)	—	—	(180,000)
Issuance of restricted stock	14,179	—	—	—	—
Proceeds from sale of common stock	25,455	465,000	—	—	465,000
Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
Net income	—	—	18,009,000	—	18,009,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(2,058,000)	(2,058,000)
Net unrealized gain on cash flow hedging derivate instruments, net of tax	—	—	—	1,163,000	1,163,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(17,000)	(17,000)
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	54,000	54,000
Comprehensive income	—	—	18,009,000	(858,000)	17,151,000
Cash dividends declared ($1.03 per share)	—	—	(11,110,000)	—	(11,110,000)
Equity compensation expense	—	298,000	—	—	298,000
Payment for repurchase of common stock	(7,156)	—	(129,000)	—	(129,000)
Repurchase of warrants	—	—	(1,750,000)	—	(1,750,000)
Tax benefit from vesting restricted stock	—	32,000	—	—	32,000
Issuance of restricted stock	21,847	—	—	—	—
Proceeds from sale of common stock	25,400	531,000	—	—	531,000
Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000

The First Bancorp - 2017 Form 10-K - Page 55

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000
Net income	—	—	19,588,000	—	19,588,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,452,000)	(1,452,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	107,000	107,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(14,000)	(14,000)
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(19,000)	(19,000)
Comprehensive income	—	—	19,588,000	(1,378,000)	18,210,000
Cash dividends declared ($0.95 per share)	—	—	(10,280,000)	—	(10,280,000)
Equity compensation expense	—	392,000	—	—	392,000
Payment for repurchase of common stock	(5,562)	—	(154,000)	—	(154,000)
Reclassification adjustment for effect of enacted tax law changes	—	—	297,000	(297,000)	—
Issuance of restricted stock	18,850	—	—	—	—
Proceeds from sale of common stock	22,684	632,000	—	—	632,000
Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2017 Form 10-K - Page 56

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2017	2016	2015
Cash flows from operating activities
Net income	$19,588,000	$18,009,000	$16,206,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,864,000	1,745,000	1,720,000
Change in deferred taxes	2,083,000	(139,000)	332,000
Provision for loan losses	2,000,000	1,600,000	1,550,000
Loans originated for resale	(39,039,000)	(54,257,000)	(31,306,000)
Proceeds from sales and transfers of loans	40,172,000	55,035,000	31,671,000
Net gain on sales of loans	(737,000)	(1,211,000)	(714,000)
Net gain on sale or call of securities	(471,000)	(673,000)	(1,399,000)
Net amortization of investment premiums	3,390,000	2,810,000	783,000
Net (gain) loss on sale of other real estate owned	(84,000)	(177,000)	5,000
Provision for losses on other real estate owned	17,000	132,000	311,000
Equity compensation expense	392,000	298,000	296,000
Tax benefit from vesting of restricted stock	—	32,000	—
Net increase in other assets and accrued interest	(4,742,000)	(2,460,000)	(455,000)
Net increase (decrease) in other liabilities	(2,020,000)	665,000	1,418,000
Net gain on disposal of premises and equipment	(108,000)	—	—
Amortization of investments in limited partnerships	178,000	194,000	266,000
Net acquisition amortization	43,000	43,000	58,000
Net cash provided by operating activities	22,526,000	21,646,000	20,742,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(567,000)	3,720,000	(454,000)
Proceeds from sales of securities available for sale	15,587,000	10,309,000	35,468,000
Proceeds from maturities, payments, calls of securities available for sale	157,013,000	79,223,000	36,588,000
Proceeds from maturities, payments, calls of securities held to maturity	14,770,000	88,899,000	45,688,000
Proceeds from sales of other real estate owned	607,000	1,786,000	3,260,000
Purchases of securities available for sale	(177,706,000)	(172,343,000)	(111,616,000)
Purchases of securities to be held to maturity	(44,334,000)	(75,573,000)	(9,644,000)
Investment in bank-owned life insurance	—	—	(10,000,000)
Purchase of Federal Home Loan Bank Stock	—	—	(345,000)
Redemption of restricted equity securities	1,572,000	2,327,000	—
Net increase in loans	(95,199,000)	(84,850,000)	(74,375,000)
Capital expenditures	(2,529,000)	(2,131,000)	(927,000)
Proceeds from sale of premises and equipment	473,000	—	10,000
Net cash used in investing activities	(130,313,000)	(148,633,000)	(86,347,000)
The First Bancorp - 2017 Form 10-K - Page 57

Cash flows from financing activities
Net increase in demand, savings, and money market accounts	88,372,000	94,130,000	94,889,000
Net increase (decrease) in certificates of deposit	82,381,000	105,638,000	(76,519,000)
Advances on long-term borrowings	50,000,000	35,000,000	55,000,000
Repayment on long-term borrowings	(70,000,000)	(30,000,000)	(40,000,000)
Net increase (decrease) in short-term borrowings	(30,143,000)	(63,556,000)	42,541,000
Payment to repurchase common stock	(154,000)	(129,000)	(180,000)
Proceeds from sale of common stock	632,000	531,000	465,000
Repurchase of warrants	—	(1,750,000)	—
Dividends paid	(11,460,000)	(9,810,000)	(9,349,000)
Net cash provided by financing activities	109,628,000	130,054,000	66,847,000
Net increase in cash and cash equivalents	1,841,000	3,067,000	1,242,000
Cash and cash equivalents at beginning of year	17,366,000	14,299,000	13,057,000
Cash and cash equivalents at end of year	$19,207,000	$17,366,000	$14,299,000
Interest paid	$13,366,000	$10,767,000	$9,960,000
Income taxes paid	5,730,000	6,367,000	4,235,000
Non-cash transactions:
Net transfer from loans to other real estate owned	1,177,000	584,000	1,323,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2017 Form 10-K - Page 58

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

Subsequent Events
Events occurring subsequent to December 31, 2017, have been evaluated as to their potential impact to the financial statements.

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

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, or for other reasons. They are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity, net of related income taxes. The cost basis is adjusted for the amortization of premiums and accretion of discounts, computed using the effective interest method over the securities' contractual lives. Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts, computed using the effective interest method over the securities' contractual lives. Investment securities transactions are accounted for on a settlement date basis; reported amounts would not be materially different from those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the specifically identified security. For declines in the fair value of individual debt securities available for sale below their cost that are deemed to be other than temporary, where the Bank does not intend to sell the security and it is more likely than not that the Bank will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Bank intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date.

Derivative Financial Instruments Designated as Hedges
The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date the Bank enters into the derivative contract, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The Bank formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income (loss) and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair

The First Bancorp - 2017 Form 10-K - Page 59

value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments are recorded at fair value with changes in fair value recorded in earnings. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

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

Troubled Debt Restructured
A troubled debt restructured ("TDR") constitutes a restructuring of debt if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan to first determine if the borrower demonstrates financial difficulty. Common indicators of this include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender. If the borrower is experiencing financial difficulty and concessions are granted, such as maturity date extension, interest rate adjustments to below market pricing, or a deferral of payments, the loan will generally be classified as a TDR.

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

The First Bancorp - 2017 Form 10-K - Page 60

Other Real Estate Owned ("OREO")
Real estate acquired by foreclosure or deed in lieu of foreclosure is transferred to OREO and recorded at fair value, less estimated costs to sell, based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent provisions to reduce the carrying value of a property are recorded to the allowance for OREO losses and a charge to operations on a property specific basis.

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. There was no annual amortization expense for 2017 or 2016 as the expense is now fully amortized. For 2015 the annual amortization expense was $15,000. Intangible assets also include the goodwill and core deposit intangible from the 2012 acquisition of a bank branch in Rockland, Maine and a bank building in Bangor, Maine. The core deposit intangible will be amortized on a straight-line basis over ten years. Annual amortization expense for each of 2017, 2016 and 2015 was $43,000, and the amortization expense for each year until fully amortized (presently expected to be 2022) will be $43,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2017, the Company determined goodwill and other intangible assets were not impaired.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax credits that are available to offset future taxable income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the change is enacted. On December 22, 2017 the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted. One facet of TCJA reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of this legislation, the Company evaluated its deferred tax assets and deferred tax liabilities. The effect of the new corporate income tax rate reduced the value of our net tax deferred assets by $134,000, and a charge to earnings was recorded for this amount in the fourth quarter of 2017.

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

The First Bancorp - 2017 Form 10-K - Page 61

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2017, the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $2,654,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp - 2017 Form 10-K - Page 62

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2017 and 2016:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2017	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$293,689,000	$722,000	$(4,422,000)	$289,989,000
State and political subdivisions	6,860,000	16,000	(107,000)	6,769,000
Other equity securities	3,296,000	121,000	(3,000)	3,414,000
	$303,845,000	$859,000	$(4,532,000)	$300,172,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(180,000)	$10,975,000
Mortgage-backed securities	23,284,000	568,000	(128,000)	23,724,000
State and political subdivisions	217,828,000	3,931,000	(1,103,000)	220,656,000
Corporate securities	4,300,000	—	—	4,300,000
	$256,567,000	$4,499,000	$(1,411,000)	$259,655,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,321,000	$—	$—	$9,321,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,358,000	$—	$—	$10,358,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2016	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$282,397,000	$1,334,000	$(3,127,000)	$280,604,000
State and political subdivisions	16,183,000	475,000	(176,000)	16,482,000
Other equity securities	3,274,000	63,000	(7,000)	3,330,000
	$301,854,000	$1,872,000	$(3,310,000)	$300,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,943,000	$35,000	$(233,000)	$11,745,000
Mortgage-backed securities	31,201,000	967,000	(147,000)	32,021,000
State and political subdivisions	179,384,000	1,971,000	(3,884,000)	177,471,000
Corporate securities	4,300,000	—	—	4,300,000
	$226,828,000	$2,973,000	$(4,264,000)	$225,537,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,893,000	$—	$—	$10,893,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,930,000	$—	$—	$11,930,000

The First Bancorp - 2017 Form 10-K - Page 63

The following table summarizes the contractual maturities of investment securities at December 31, 2017:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$111,000	$112,000	$635,000	$637,000
Due in 1 to 5 years	841,000	842,000	18,059,000	18,164,000
Due in 5 to 10 years	29,003,000	29,177,000	37,182,000	37,719,000
Due after 10 years	270,594,000	266,627,000	200,691,000	203,135,000
Equity securities	3,296,000	3,414,000	—	—
	$303,845,000	$300,172,000	$256,567,000	$259,655,000

The following table summarizes the contractual maturities of investment securities at December 31, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$253,000	$253,000	$906,000	$913,000
Due in 1 to 5 years	2,251,000	2,298,000	13,451,000	13,714,000
Due in 5 to 10 years	21,043,000	21,505,000	41,588,000	42,448,000
Due after 10 years	275,033,000	273,030,000	170,883,000	168,462,000
Equity securities	3,274,000	3,330,000	—	—
	$301,854,000	$300,416,000	$226,828,000	$225,537,000

At December 31, 2017, securities with a fair value of $231,516,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $222,328,000 as of December 31, 2016 pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2017, 2016 and 2015:

	2017	2016	2015
Proceeds from sales of securities	$15,587,000	$10,309,000	$35,468,000
Gross realized gains	471,000	673,000	1,399,000
Gross realized losses	—	—	—
Net gain	$471,000	$673,000	$1,399,000
Related income taxes	$165,000	$236,000	$490,000

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2017, there were 241 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 157 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.

The First Bancorp - 2017 Form 10-K - Page 64

Information regarding securities temporarily impaired as of December 31, 2017 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$7,161,000	$(94,000)	$3,814,000	$(86,000)	$10,975,000	$(180,000)
Mortgage-backed securities	132,025,000	(1,857,000)	101,707,000	(2,693,000)	233,732,000	(4,550,000)
State and political subdivisions	9,425,000	(149,000)	38,864,000	(1,061,000)	48,289,000	(1,210,000)
Other equity securities	—	—	9,000	(3,000)	9,000	(3,000)
	$148,611,000	$(2,100,000)	$144,394,000	$(3,843,000)	$293,005,000	$(5,943,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $174,000 at December 31, 2017. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2017 and 2016, the Bank's investment in FHLB stock totaled $9,321,000 and $10,893,000, respectively. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2017. The Bank will continue to monitor its investment in FHLB stock.

Note 4. Mortgage Servicing Rights
At December 31, 2017 and 2016, the Bank serviced loans for others totaling $260,258,000 and $250,083,000, respectively. Net gains from the sale of loans totaled $737,000 in 2017, $1,211,000 in 2016, and $714,000 in 2015. In 2017, mortgage servicing rights of $567,000 were capitalized and amortization for the year totaled $362,000. At December 31, 2017, mortgage servicing rights had a fair value of $2,321,000. In 2016, mortgage servicing rights of $554,000 were capitalized and amortization for the year totaled $459,000. At December 31, 2016, mortgage servicing rights had a fair value of $1,696,000.

The First Bancorp - 2017 Form 10-K - Page 65

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2017, the prepayment assumption using the PSA model was 167, which translates into an anticipated annual prepayment rate of 10.00%. The discount rate is 9.50%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2017	2016
Mortgage servicing rights	$5,428,000	$5,901,000
Accumulated amortization	(4,160,000)	(4,680,000)
Impairment reserve	—	(108,000)
	$1,268,000	$1,113,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Commercial
Real estate	$323,809,000	27.8%	$302,506,000	28.2%
Construction	38,056,000	3.3%	25,406,000	2.4%
Other	181,528,000	15.6%	150,769,000	14.1%
Municipal	33,391,000	2.9%	27,056,000	2.5%
Residential
Term	432,661,000	37.1%	411,469,000	38.4%
Construction	17,868,000	1.5%	18,303,000	1.7%
Home equity line of credit	111,302,000	9.6%	110,907,000	10.4%
Consumer	25,524,000	2.2%	25,110,000	2.3%
Total loans	$1,164,139,000	100.0%	$1,071,526,000	100.0%

Loan balances include net deferred loan costs of $5,748,000 in 2017 and $4,921,000 in 2016. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $239,805,000 and $257,122,000 at December 31, 2017 and 2016, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $290,247,000 at December 31, 2017 and $261,463,000 at December 31, 2016, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2017 and 2016, non-accrual loans were $14,736,000 and $7,774,000, respectively. For the years ended December 31, 2017, 2016 and 2015, interest income which would have been recognized on these loans, if interest had been accrued, was $496,000, $288,000, and $369,000, respectively. Loans more than 90 days past due accruing interest totaled $445,000 at December 31, 2017 and $777,000 at December 31, 2016. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

The First Bancorp - 2017 Form 10-K - Page 66

Loans to directors, officers and employees totaled $34,715,000 at December 31, 2017 and $34,889,000 at December 31, 2016. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2017	2016
Balance at beginning of year	$23,293,000	$20,401,000
New loans	867,000	6,278,000
Repayments	(1,863,000)	(3,386,000)
Balance at end of year	$22,297,000	$23,293,000

Information on the past-due status of loans as of December 31, 2017, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$574,000	$80,000	$220,000	$874,000	$322,935,000	$323,809,000	$—
Construction	—	—	—	—	38,056,000	38,056,000	—
Other	542,000	6,663,000	574,000	7,779,000	173,749,000	181,528,000	—
Municipal	—	—	—	—	33,391,000	33,391,000	—
Residential
Term	1,031,000	4,372,000	2,256,000	7,659,000	425,002,000	432,661,000	436,000
Construction	101,000	370,000	—	471,000	17,397,000	17,868,000	—
Home equity line of credit	537,000	445,000	725,000	1,707,000	109,595,000	111,302,000	—
Consumer	159,000	18,000	9,000	186,000	25,338,000	25,524,000	9,000
Total	$2,944,000	$11,948,000	$3,784,000	$18,676,000	$1,145,463,000	$1,164,139,000	$445,000

Information on the past-due status of loans as of December 31, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,039,000	$22,000	$2,415,000	$3,476,000	$299,030,000	$302,506,000	$753,000
Construction	—	—	—	—	25,406,000	25,406,000	—
Other	202,000	33,000	796,000	1,031,000	149,738,000	150,769,000	20,000
Municipal	—	—	—	—	27,056,000	27,056,000	—
Residential
Term	631,000	3,970,000	1,802,000	6,403,000	405,066,000	411,469,000	—
Construction	—	—	—	—	18,303,000	18,303,000	—
Home equity line of credit	704,000	157,000	703,000	1,564,000	109,343,000	110,907,000	—
Consumer	135,000	45,000	4,000	184,000	24,926,000	25,110,000	4,000
Total	$2,711,000	$4,227,000	$5,720,000	$12,658,000	$1,058,868,000	$1,071,526,000	$777,000

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

The First Bancorp - 2017 Form 10-K - Page 67

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

Information on nonaccrual loans as of December 31, 2017 and 2016 is presented in the following table:

As of December 31,	2017	2016
Commercial
Real estate	$752,000	$1,907,000
Construction	—	—
Other	9,357,000	964,000
Municipal	—	—
Residential
Term	3,778,000	4,060,000
Construction	—	—
Home equity line of credit	833,000	843,000
Consumer	16,000	—
Total	$14,736,000	$7,774,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2017	2016	2015
Average investment in impaired loans	$29,108,000	$28,217,000	$32,698,000
Interest income recognized on impaired loans, all on cash basis	784,000	1,104,000	1,220,000

As of December 31,	2017	2016
Balance of impaired loans	$31,392,000	$27,583,000
Less portion for which no allowance for loan losses is allocated	(18,023,000)	(19,716,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$13,369,000	$7,867,000
Portion of allowance for loan losses allocated to the impaired loan balance	$1,812,000	$974,000

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

The First Bancorp - 2017 Form 10-K - Page 68

A breakdown of impaired loans by category as of December 31, 2017, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,791,000	$3,996,000	$—	$5,124,000	$164,000
Construction	741,000	741,000	—	62,000	38,000
Other	2,591,000	2,671,000	—	1,908,000	36,000
Municipal	—	—	—	—	—
Residential
Term	9,769,000	10,909,000	—	10,770,000	297,000
Construction	—	—	—	—	—
Home equity line of credit	1,115,000	1,429,000	—	1,351,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$18,023,000	$19,775,000	$—	$19,227,000	$553,000
With an Allowance Recorded
Commercial
Real estate	$3,999,000	$4,116,000	$224,000	$4,460,000	$152,000
Construction	—	—	—	699,000	—
Other	7,327,000	7,371,000	1,309,000	2,584,000	—
Municipal	—	—	—	—	—
Residential
Term	1,979,000	2,144,000	255,000	2,106,000	79,000
Construction	—	—	—	—	—
Home equity line of credit	64,000	67,000	24,000	32,000	—
Consumer	—	—	—	—	—
	$13,369,000	$13,698,000	$1,812,000	$9,881,000	$231,000
Total
Commercial
Real estate	$7,790,000	$8,112,000	$224,000	$9,584,000	$316,000
Construction	741,000	741,000	—	761,000	38,000
Other	9,918,000	10,042,000	1,309,000	4,492,000	36,000
Municipal	—	—	—	—	—
Residential
Term	11,748,000	13,053,000	255,000	12,876,000	376,000
Construction	—	—	—	—	—
Home equity line of credit	1,179,000	1,496,000	24,000	1,383,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$31,392,000	$33,473,000	$1,812,000	$29,108,000	$784,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2017 Form 10-K - Page 69

A breakdown of impaired loans by category as of December 31, 2016, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,201,000	$5,614,000	$—	$6,252,000	$220,000
Construction	—	—	—	32,000	—
Other	1,671,000	1,852,000	—	1,074,000	86,000
Municipal	—	—	—	—	—
Residential
Term	11,483,000	12,654,000	—	11,025,000	442,000
Construction	—	—	—	—	—
Home equity line of credit	1,361,000	1,733,000	—	1,213,000	33,000
Consumer	—	—	—	9,000	—
	$19,716,000	$21,853,000	$—	$19,605,000	$781,000
With an Allowance Recorded
Commercial
Real estate	$4,820,000	$4,925,000	$505,000	$4,153,000	$186,000
Construction	763,000	763,000	100,000	816,000	36,000
Other	72,000	72,000	39,000	317,000	—
Municipal	—	—	—	—	—
Residential
Term	2,186,000	2,328,000	304,000	3,209,000	101,000
Construction	—	—	—	—	—
Home equity line of credit	26,000	28,000	26,000	69,000	—
Consumer	—	—	—	48,000	—
	$7,867,000	$8,116,000	$974,000	$8,612,000	$323,000
Total
Commercial
Real estate	$10,021,000	$10,539,000	$505,000	$10,405,000	$406,000
Construction	763,000	763,000	100,000	848,000	36,000
Other	1,743,000	1,924,000	39,000	1,391,000	86,000
Municipal	—	—	—	—	—
Residential
Term	13,669,000	14,982,000	304,000	14,234,000	543,000
Construction	—	—	—	—	—
Home equity line of credit	1,387,000	1,761,000	26,000	1,282,000	33,000
Consumer	—	—	—	57,000	—
	$27,583,000	$29,969,000	$974,000	$28,217,000	$1,104,000

The First Bancorp - 2017 Form 10-K - Page 70

A breakdown of impaired loans by category as of December 31, 2015, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,173,000	$7,496,000	$—	$8,990,000	$301,000
Construction	30,000	30,000	—	3,000	1,000
Other	1,163,000	1,210,000	—	1,893,000	76,000
Municipal	—	—	—	—	—
Residential
Term	11,122,000	12,157,000	—	10,480,000	415,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	2,054,000	—	1,400,000	43,000
Consumer	—	—	—	42,000	3,000
	$20,889,000	$22,947,000	$—	$22,808,000	$839,000
With an Allowance Recorded
Commercial
Real estate	$3,544,000	$3,627,000	$89,000	$3,066,000	$149,000
Construction	996,000	996,000	302,000	1,153,000	44,000
Other	71,000	77,000	8,000	256,000	5,000
Municipal	—	—	—	—	—
Residential
Term	3,966,000	4,193,000	326,000	5,228,000	180,000
Construction	—	—	—	—	—
Home equity line of credit	65,000	66,000	29,000	187,000	3,000
Consumer	—	—	—	—	—
	$8,642,000	$8,959,000	$754,000	$9,890,000	$381,000
Total
Commercial
Real estate	$10,717,000	$11,123,000	$89,000	$12,056,000	$450,000
Construction	1,026,000	1,026,000	302,000	1,156,000	45,000
Other	1,234,000	1,287,000	8,000	2,149,000	81,000
Municipal	—	—	—	—	—
Residential
Term	15,088,000	16,350,000	326,000	15,708,000	595,000
Construction	—	—	—	—	—
Home equity line of credit	1,466,000	2,120,000	29,000	1,587,000	46,000
Consumer	—	—	—	42,000	3,000
	$29,531,000	$31,906,000	$754,000	$32,698,000	$1,220,000

The First Bancorp - 2017 Form 10-K - Page 71

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
As of December 31, 2017, the Company had 62 loans with a value of $17,801,000 that have been classified as TDRs. This compares to 71 loans with a value of $21,526,000 classified as TDRs as of December 31, 2016. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$7,038,000	$90,000
Construction	1	741,000	—
Other	4	561,000	—
Municipal	—	—	—
Residential
Term	46	8,948,000	233,000
Construction	—	—	—
Home equity line of credit	3	513,000	—
Consumer	—	—	—
	62	$17,801,000	$323,000

The following table shows TDRs by class and the specific reserve as of December 31, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	10	$8,937,000	$375,000
Construction	1	763,000	100,000
Other	5	779,000	—
Municipal	—	—	—
Residential
Term	52	10,503,000	261,000
Construction	—	—	—
Home equity line of credit	3	544,000	—
Consumer	—	—	—
	71	$21,526,000	$736,000

The First Bancorp - 2017 Form 10-K - Page 72

As of December 31, 2017, 12 of the loans classified as TDRs with a total balance of $1,407,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	11	1,240,000	44,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	12	$1,407,000	$44,000

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

For the years ended December 31, 2017 and 2016, no loans were placed on TDR status.

As of December 31, 2017, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $688,000. As of December 31, 2017, there were nine loans with an outstanding balance of $1,145,000 that were classified as TDRs and were on non-accrual status, three of which, with an outstanding balance of $458,000, were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2017, there were 12 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,777,000; this compares to 15 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $2,058,000 as of December 31, 2016.

The First Bancorp - 2017 Form 10-K - Page 73

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
Residential Real Estate Construction - The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment. Residential construction loans are impacted by factors similar to those for residential real estate term loans in addition to risks related to contractor financial capacity and ability to complete a project within acceptable time frames and within budget.
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

The First Bancorp - 2017 Form 10-K - Page 74

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2017 and 2016:

As of December 31,	2017	2016
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$224,000	$505,000
Construction	—	100,000
Other	1,309,000	39,000
Municipal	—	—
Residential
Term	255,000	304,000
Construction	—	—
Home equity line of credit	24,000	26,000
Consumer	—	—
Total	$1,812,000	$974,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$3,648,000	$3,483,000
Construction	434,000	296,000
Other	2,049,000	1,741,000
Municipal	20,000	18,000
Residential
Term	875,000	984,000
Construction	36,000	44,000
Home equity line of credit	668,000	781,000
Consumer	545,000	559,000
Unallocated	642,000	1,258,000
Total	$8,917,000	$9,164,000
Total Allowance for Loan Losses
Commercial
Real estate	$3,872,000	$3,988,000
Construction	434,000	396,000
Other	3,358,000	1,780,000
Municipal	20,000	18,000
Residential
Term	1,130,000	1,288,000
Construction	36,000	44,000
Home equity line of credit	692,000	807,000
Consumer	545,000	559,000
Unallocated	642,000	1,258,000
Total	$10,729,000	$10,138,000

The First Bancorp - 2017 Form 10-K - Page 75

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
A breakdown of the allowance for loan losses as of December 31, 2017 and 2016, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2017	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$224,000	$1,285,000	$2,363,000	$—	$3,872,000
Construction	—	153,000	281,000	—	434,000
Other	1,309,000	723,000	1,326,000	—	3,358,000
Municipal	—	—	20,000	—	20,000
Residential
Term	255,000	311,000	564,000	—	1,130,000
Construction	—	13,000	23,000	—	36,000
Home equity line of credit	24,000	297,000	371,000	—	692,000
Consumer	—	251,000	294,000	—	545,000
Unallocated	—	—	—	642,000	642,000
	$1,812,000	$3,033,000	$5,242,000	$642,000	$10,729,000

As of December 31, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$505,000	$1,471,000	$2,012,000	$—	$3,988,000
Construction	100,000	125,000	171,000	—	396,000
Other	39,000	735,000	1,006,000	—	1,780,000
Municipal	—	—	18,000	—	18,000
Residential
Term	304,000	563,000	421,000	—	1,288,000
Construction	—	25,000	19,000	—	44,000
Home equity line of credit	26,000	444,000	337,000	—	807,000
Consumer	—	328,000	231,000	—	559,000
Unallocated	—	—	—	1,258,000	1,258,000
	$974,000	$3,691,000	$4,215,000	$1,258,000	$10,138,000

The First Bancorp - 2017 Form 10-K - Page 76

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
The qualitative portion of the allowance for loan losses was 0.45% of related loans as of December 31, 2017, compared to 0.39% of related loans as of December 31, 2016. The qualitative portion increased $1,027,000 between December 31, 2016 and December 31, 2017 due to loan growth, slippage in certain economic factors, and an increase in nonaccrual loans.
The unallocated component totaled $642,000 at December 31, 2017, or 6.0% of the total reserve. This compares to $1,258,000 or 12.4% as of December 31, 2016. The change results from reduced imprecision owing to additional information related to certain loan relationships having been obtained and analyzed.
The allowance for loan losses as a percent of total loans stood at 0.92% as of December 31, 2017, compared to 0.95% of total loans as of December 31, 2016.
Commercial loans are comprised of three major classes; commercial real estate loans, commercial construction loans and other commercial loans.
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
Commercial construction loans consist of loans to finance construction in a mix of owner- and non-owner occupied commercial real estate properties. Commercial construction loans typically have maturities of less than two years. Payment structures during the construction period are typically on an interest only basis, although principal payments may be established depending on the type of construction project being financed. During the construction phase, commercial construction loans are primarily paid by cash flow generated from the construction project or other operating cash flows from the borrower or guarantors, if applicable. At the end of the construction period, loan repayment typically comes from a third party source in the event that the Bank will not be providing permanent term financing. Collateral valuation and loan-to-value guidelines follow those for commercial real estate loans.
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
Residential term loans consist of residential real estate loans held in the Bank's loan portfolio made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Residential loans typically have a loan-to-value ratio of up to 80% based on appraisal information at the time the loan is made. Collateral consists of mortgage liens on one- to four-family residential properties. Loans are offered with fixed or adjustable rates with amortization terms of up to thirty years.
Residential construction loans typically consist of loans for the purpose of constructing single family residences to be owned and occupied by the borrower. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Residential construction loans normally have construction terms of one year or less and payment during the construction term is typically on an interest only basis from sources including interest reserves, borrower liquidity and/or income. Residential construction loans will typically convert to permanent financing from the Bank or have another financing commitment in place from an acceptable mortgage lender. Collateral valuation and loan-to-value guidelines are consistent with those for residential term loans.
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

The First Bancorp - 2017 Form 10-K - Page 77

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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 34.4% of capital are below the regulatory guidance of 100.0% of capital at December 31, 2017. Construction loans and non- owner-occupied commercial real estate loans are at 129.2% of total capital at December 31, 2017, below the regulatory limit of 300.0% of capital.
The process of establishing the allowance with respect to the commercial loan portfolio begins when a Loan Officer or Senior Officer (or designate) initially assigns each loan a risk rating, using established credit criteria, which is reviewed and updated if necessary at least annually or when conditions may warrant a change in the assigned risk rating. Approximately 50% of the outstanding loans and commitments are subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $500,000 and lines of credit greater than $250,000 are subject to review annually by the Bank's internal credit review function. The methodology employs Management's judgment as to the level of losses on existing loans based on internal review of the loan portfolio, including an analysis of a borrower's current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business.
The First Bancorp - 2017 Form 10-K - Page 78

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
6   Other Assets Especially Mentioned (OAEM)
Loans in this category are currently supported but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. OAEM have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank's credit position at some future date.
7    Substandard
Loans in this category are inadequately supported by the current paying capacity of the borrower or of the collateral, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank may sustain some loss if deficiencies are not corrected.
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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2017:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$1,586,000	$—	$1,586,000
2 Above average	12,534,000	40,000	5,776,000	32,673,000	51,023,000
3 Satisfactory	73,899,000	2,856,000	38,151,000	718,000	115,624,000
4 Average	173,956,000	22,446,000	84,360,000	—	280,762,000
5 Watch	41,652,000	12,714,000	33,934,000	—	88,300,000
6 OAEM	3,442,000	—	2,765,000	—	6,207,000
7 Substandard	18,203,000	—	14,956,000	—	33,159,000
8 Doubtful	123,000	—	—	—	123,000
Total	$323,809,000	$38,056,000	$181,528,000	$33,391,000	$576,784,000

The First Bancorp - 2017 Form 10-K - Page 79

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2017.

The First Bancorp - 2017 Form 10-K - Page 80

The following tables present allowance for loan losses activity by class, allowance for loan loss balances by class and related loan balances by class for the years ended December 31, 2017, 2016 and 2015:

For the year ended December 31, 2017	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000
Chargeoffs	587,000	—	212,000	—	456,000	—	28,000	335,000	—	1,618,000
Recoveries	—	—	49,000	—	40,000	—	11,000	109,000	—	209,000
Provision (credit)	471,000	38,000	1,741,000	2,000	258,000	(8,000)	(98,000)	212,000	(616,000)	2,000,000
Ending balance	$3,872,000	$434,000	$3,358,000	$20,000	$1,130,000	$36,000	$692,000	$545,000	$642,000	$10,729,000
Ending balance specifically evaluated for impairment	$224,000	$—	$1,309,000	$—	$255,000	$—	$24,000	$—	$—	$1,812,000
Ending balance collectively evaluated for impairment	$3,648,000	$434,000	$2,049,000	$20,000	$875,000	$36,000	$668,000	$545,000	$642,000	$8,917,000
Related loan balances:
Ending balance	$323,809,000	$38,056,000	$181,528,000	$33,391,000	$432,661,000	$17,868,000	$111,302,000	$25,524,000	$—	$1,164,139,000
Ending balance specifically evaluated for impairment	$7,790,000	$741,000	$9,918,000	$—	$11,748,000	$—	$1,179,000	$16,000	$—	$31,392,000
Ending balance collectively evaluated for impairment	$316,019,000	$37,315,000	$171,610,000	$33,391,000	$420,913,000	$17,868,000	$110,123,000	$25,508,000	$—	$1,132,747,000

For the year ended December 31, 2016	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Chargeoffs	294,000	75,000	376,000	—	379,000	—	147,000	450,000	—	1,721,000
Recoveries	—	8,000	129,000	—	93,000	—	5,000	108,000	—	343,000
Provision (credit)	1,162,000	(117,000)	575,000	1,000	183,000	20,000	56,000	335,000	(615,000)	1,600,000
Ending balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000
Ending balance specifically evaluated for impairment	$505,000	$100,000	$39,000	$—	$304,000	$—	$26,000	$—	$—	$974,000
Ending balance collectively evaluated for impairment	$3,483,000	$296,000	$1,741,000	$18,000	$984,000	$44,000	$781,000	$559,000	$1,258,000	$9,164,000
Related loan balances:
Ending balance	$302,506,000	$25,406,000	$150,769,000	$27,056,000	$411,469,000	$18,303,000	$110,907,000	$25,110,000	$—	$1,071,526,000
Ending balance specifically evaluated for impairment	$10,021,000	$763,000	$1,743,000	$—	$13,669,000	$—	$1,387,000	$—	$—	$27,583,000
Ending balance collectively evaluated for impairment	$292,485,000	$24,643,000	$149,026,000	$27,056,000	$397,800,000	$18,303,000	$109,520,000	$25,110,000	$—	$1,043,943,000

The First Bancorp - 2017 Form 10-K - Page 81

For the year ended December 31, 2015	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Chargeoffs	280,000	9,000	732,000	—	420,000	—	582,000	350,000	—	2,373,000
Recoveries	2,000	1,000	88,000	—	152,000	—	31,000	121,000	—	395,000
Provision (credit)	(134,000)	(235,000)	591,000	2,000	474,000	4,000	384,000	253,000	211,000	1,550,000
Ending balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Ending balance specifically evaluated for impairment	$89,000	$302,000	$8,000	$—	$326,000	$—	$29,000	$—	$—	$754,000
Ending balance collectively evaluated for impairment	$3,031,000	$278,000	$1,444,000	$17,000	$1,065,000	$24,000	$864,000	$566,000	$1,873,000	$9,162,000
Related loan balances:
Ending balance	$269,462,000	$24,881,000	$128,341,000	$19,751,000	$403,030,000	$8,451,000	$110,202,000	$24,520,000	$—	$988,638,000
Ending balance specifically evaluated for impairment	$10,717,000	$1,026,000	$1,234,000	$—	$15,088,000	$—	$1,466,000	$—	$—	$29,531,000
Ending balance collectively evaluated for impairment	$258,745,000	$23,855,000	$127,107,000	$19,751,000	$387,942,000	$8,451,000	$108,736,000	$24,520,000	$—	$959,107,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2017	2016
Land	$4,639,000	$4,742,000
Land improvements	1,052,000	1,041,000
Buildings	22,254,000	21,601,000
Equipment	13,147,000	12,032,000
	41,092,000	39,416,000
Less accumulated depreciation	18,590,000	17,214,000
	$22,502,000	$22,202,000

Future minimum receipts under lease agreements at December 31, 2017 for each of the next five years and in the aggregate are:

2018	$192,000
2019	141,000
2020	101,000
2021	97,000
2022	94,000
Thereafter	9,000
$634,000

The First Bancorp - 2017 Form 10-K - Page 82

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2017	2016
Real estate acquired in settlement of loans	$1,012,000	$375,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2017	2016	2015
Balance at beginning of year	$205,000	$162,000	$654,000
Losses charged to allowance	(169,000)	(89,000)	(803,000)
Provision charged to operating expenses	17,000	132,000	311,000
Balance at end of year	$53,000	$205,000	$162,000

The First Bancorp - 2017 Form 10-K - Page 83

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2017	2016	2015
Federal income tax
Current	$4,184,000	$6,276,000	$4,895,000
Deferred	2,083,000	(139,000)	332,000
	6,267,000	6,137,000	5,227,000
State franchise tax	345,000	317,000	287,000
	$6,612,000	$6,454,000	$5,514,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2017	2016	2015
Expected tax expense	$9,170,000	$8,562,000	$7,602,000
Non-taxable income	(2,625,000)	(2,176,000)	(2,086,000)
State franchise tax, net of federal tax benefit	224,000	206,000	187,000
Equity compensation	(83,000)	—	—
Tax credits, net of amortization	(88,000)	(105,000)	(185,000)
Change in federal tax rate	134,000	—	—
Other	(120,000)	(33,000)	(4,000)
	$6,612,000	$6,454,000	$5,514,000

The First Bancorp - 2017 Form 10-K - Page 84

Deferred tax assets and liabilities are recognized at the expected future tax rate. On December 22, 2017, the federal tax rate decreased from 35% to 21% effective January 1, 2018. Accordingly, deferred tax assets and liabilities were revalued at December 31, 2017 to reflect the 21% tax rate.
Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2017 and 2016 are as follows:

	2017	2016
Allowance for loan losses	$2,253,000	$3,548,000
OREO	11,000	72,000
Accrued pension and post-retirement	1,036,000	1,730,000
Goodwill	—	2,000
Unrealized loss on securities transferred from available for sale to held to maturity	46,000	70,000
Unrealized loss on securities available for sale	772,000	503,000
Restricted stock grants	173,000	237,000
Core deposit intangible	15,000	20,000
Investment in flow through entities	22,000	29,000
Other assets	28,000	48,000
Total deferred tax asset	4,356,000	6,259,000
Net deferred loan costs	(1,313,000)	(1,895,000)
Depreciation	(1,306,000)	(1,808,000)
Goodwill	(39,000)	—
Mortgage servicing rights	(266,000)	(390,000)
Unrealized gain on derivative instruments	(410,000)	(626,000)
Prepaid expense	(821,000)	—
Total deferred tax liability	(4,155,000)	(4,719,000)
Net deferred tax asset	$201,000	$1,540,000

At December 31, 2017 and 2016, the Company held investments in two limited partnerships with related low income housing tax credits. The investments are carried at cost and amortized on the effective yield method as they were entered into prior to 2015. The tax credits from the investments are estimated at $204,000 and $231,000 for the years ended December 31, 2017 and 2016, respectively, and are recorded as a reduction of income tax expense. Amortization of the investment in the limited partnership totaled $178,000 and $194,000 for the years ended December 31, 2017 and 2016, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,408,000 and $1,503,000 at December 31, 2017 and 2016, respectively, and is recorded in securities available for sale. The Company's total exposure to the limited partnerships was $1,408,000 and $1,503,000 at December 31, 2017 and 2016, respectively, which is comprised of the Company's equity investment in the limited partnerships.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2017.

The First Bancorp - 2017 Form 10-K - Page 85

Note 10. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Certificates of deposit < $100,000	$284,066,000	$195,115,000
Certificates $100,000 to $250,000	232,759,000	240,904,000
Certificates $250,000 and over	42,176,000	40,601,000
	$559,001,000	$476,620,000

At December 31, 2017, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2018	$215,571,000	$177,745,000	$393,316,000
2019	26,401,000	27,164,000	53,565,000
2020	17,516,000	33,710,000	51,226,000
2021	13,137,000	17,060,000	30,197,000
2022	11,411,000	19,256,000	30,667,000
2023 and thereafter	30,000	—	30,000
	$284,066,000	$274,935,000	$559,001,000

Interest on certificates of deposit of $100,000 or more was $2,105,000, $1,970,000, and $2,431,000 in 2017, 2016 and 2015, respectively.

Note 11. Borrowed Funds

Borrowed funds consist of advances from the FHLB and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2017 had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $44,000,000 in credit lines with correspondent banks and a credit facility of $168,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral which are currently not in use.

Borrowed funds at December 31, 2017 and 2016 have the following range of interest rates and maturity dates:

As of December 31, 2017
Federal Home Loan Bank Advances
2018	1.59% - 3.25%	$43,074,000
2020	1.60% - 1.97%	55,000,000
2021	1.55%	10,000,000
2023 and thereafter	0.00% - 0.99%	50,120,000
		158,194,000
Repurchase agreements
Municipal and commercial customers	0.15% - 2.48%	70,564,000
		$228,758,000

The First Bancorp - 2017 Form 10-K - Page 86

As of December 31, 2016
Federal Home Loan Bank Advances
2017	0.99% - 3.69%	$74,600,000
2018	2.25% - 3.25%	30,000,000
2020	1.60% - 1.97%	55,000,000
2021	1.55%	10,000,000
2022 and thereafter	0.00% - 0.59%	25,127,000
		194,727,000
Repurchase agreements
Municipal and commercial customers	0.15% - 1.93%	84,174,000
		$278,901,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2017, 2016, and 2015. The expense related to the 401(k) plan was $554,000, $435,000, and $462,000 in 2017, 2016, and 2015, respectively.

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $219,000 in 2017, $215,000 in 2016, and $312,000 in 2015. As of December 31, 2017 and 2016, the accrued liability of these plans was $3,060,000 and $3,073,000, respectively, and is recorded in other liabilities.

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
The Company utilizes FASB ASC Topic 712 to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income (loss).

The First Bancorp - 2017 Form 10-K - Page 87

The following table sets forth the accumulated post-retirement benefit obligation and funded status:

At December 31,	2017	2016	2015
Change in benefit obligations
Benefit obligation at beginning of year:	$1,870,000	$1,967,000	$1,928,000
Interest cost	77,000	81,000	80,000
Benefits paid	(113,000)	(109,000)	(102,000)
Actuarial (gain) loss	40,000	(69,000)	61,000
Benefit obligation at end of year:	$1,874,000	$1,870,000	$1,967,000
Funded status
Benefit obligation at end of year	$(1,874,000)	$(1,870,000)	$(1,967,000)
Unamortized loss	186,000	156,000	240,000
Accrued benefit cost	$(1,688,000)	$(1,714,000)	$(1,727,000)
Weighted average discount rate as of December 31	4.25%	4.25%	4.25%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2017	2016	2015
Components of net periodic benefit cost
Interest cost	$77,000	$81,000	$80,000
Amortization of loss	—	4,000	—
Other settlement expense	11,000	11,000	12,000
Net periodic benefit cost	$88,000	$96,000	$92,000
Weighted average discount rate for net periodic cost	4.25%	4.25%	4.25%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2018 is $128,000. For years ending 2019 through 2022, the estimated amount of benefits to be paid is $128,000, $127,000, $126,000 and $124,000, respectively, and the total estimated amount of benefits to be paid for years ended 2023 through 2027 is $636,000. Plan expense for 2018 is estimated to be $77,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2017	2016	Portion to Be Recognized in Income in 2018
Unamortized net actuarial loss	$(186,000)	$(156,000)	$(185,000)
Deferred tax benefit at 35%	65,000	54,000	65,000
Reclassification adjustment for effect of enacted tax law changes	(26,000)	—	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$(147,000)	$(102,000)	$(120,000)

The First Bancorp - 2017 Form 10-K - Page 88

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

For the years ended December 31,	2017	2016	2015
Balance at beginning of year	$(935,000)	$1,123,000	$2,522,000
Unrealized losses arising during the year	(1,763,000)	(2,493,000)	(754,000)
Reclassification of realized gains during the year	(471,000)	(673,000)	(1,399,000)
Related deferred taxes	782,000	1,108,000	754,000
Reclassification adjustment for effect of enacted tax law changes	(514,000)	—	—
Net change	(1,966,000)	(2,058,000)	(1,399,000)
Balance at end of year	$(2,901,000)	$(935,000)	$1,123,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015.

For the years ended December 31,	2017	2016	2015
Balance at beginning of year	$(129,000)	$(112,000)	$(48,000)
Amortization of net unrealized losses	(22,000)	(26,000)	(98,000)
Related deferred taxes	8,000	9,000	34,000
Reclassification adjustment for effect of enacted tax law changes	(31,000)	—	—
Net change	(45,000)	(17,000)	(64,000)
Balance at end of year	$(174,000)	$(129,000)	$(112,000)

The following table represents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015.

For the years ended December 31,	2017	2016	2015
Balance at beginning of year	$1,163,000	$—	$—
Unrealized gains on cash flow hedging derivatives arising during the year	165,000	1,790,000	—
Related deferred taxes	(58,000)	(627,000)	—
Reclassification adjustment for effect of enacted tax law changes	274,000	—	—
Net change	381,000	1,163,000	—
Balance at end of year	$1,544,000	$1,163,000	$—

The First Bancorp - 2017 Form 10-K - Page 89

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015:

For the years ended December 31,	2017	2016	2015
Unrecognized postretirement benefits at beginning of year	$(102,000)	$(156,000)	$(125,000)
Change in unamortized net actuarial loss	(30,000)	84,000	(48,000)
Related deferred taxes	11,000	(30,000)	17,000
Reclassification adjustment for effect of enacted tax law changes	(26,000)	$—	$—
Net change	(45,000)	$54,000	$(31,000)
Unrecognized postretirement benefits at end of year	$(147,000)	$(102,000)	$(156,000)

The reclassification of accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

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
In 2016, interest rate swaps were contracted to limit the Company’s exposure to rising interest rates on short-term liabilities indexed to one-month London Inter-bank Offered Rates (LIBOR). The interest rate swaps were designated as cash flow hedges. No new derivate instruments were added in 2017.
The details of the interest rate swap agreements are as follows:

					As of December 31,
					2017	2016
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.94%	$1,154,000	$1,049,000
$20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.89%	$801,000	741,000
$50,000,000					$1,955,000	$1,790,000
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

The First Bancorp - 2017 Form 10-K - Page 90

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

Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2017, 27,273 shares had been issued pursuant to these plans, leaving 222,727 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Prior to 2016, the Company had reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings investment plans. Sales of stock to directors and employees amounted to 12,762 shares in 2017, and 14,511 shares in 2016, and 13,787 shares in 2015.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2017, 257,759 shares have been issued, leaving 342,241 shares usable for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 9,922 shares in 2017, 10,889 shares in 2016, and 11,668 shares in 2015.
Issuance of common stock for these plans totaled $632,000, $531,000 and $465,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The First Bancorp - 2017 Form 10-K - Page 91

As of December 31, 2017, 127,560 shares of restricted stock had been granted under the 2010 Plan, of which 71,086 shares remain restricted as of December 31, 2017 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2013	5.0	14,776	0.3
2014	5.0	10,422	1.3
2015	5.0	12,023	2.3
2016	5.0	15,015	3.3
2017	1.0	3,976	0.4
2017	3.0	4,902	2.3
2017	5.0	9,972	4.3
		71,086	2.0

The compensation cost related to these restricted stock grants was $1,428,000 and will be recognized over the vesting terms of each grant. In 2017, $392,000 of expense was recognized for these restricted shares, leaving $601,000 in unrecognized expense as of December 31, 2017. In 2016, $298,000 of expense was recognized for restricted shares, leaving $457,000 in unrecognized expense as of December 31, 2016.
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

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted (EPS) for the years ended December 31, 2017, 2016 and 2015:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2017
Net income as reported	$19,588,000
Basic EPS: Income available to common shareholders	19,588,000	10,747,306	$1.82
Effect of dilutive securities: restricted stock		71,712
Diluted EPS: Income available to common shareholders plus assumed conversions	$19,588,000	10,819,018	$1.81
For the year ended December 31, 2016
Net income as reported	$18,009,000
Basic EPS: Income available to common shareholders	18,009,000	10,713,290	$1.68
Effect of dilutive securities: restricted stock and warrants		116,512
Diluted EPS: Income available to common shareholders plus assumed conversions	$18,009,000	10,829,802	$1.66
For the year ended December 31, 2015
Net income as reported	$16,206,000
Basic EPS: Income available to common shareholders	16,206,000	10,674,755	$1.52
Effect of dilutive securities: restricted stock and warrants		90,114
Diluted EPS: Income available to common shareholders plus assumed conversions	$16,206,000	10,764,869	$1.51

The First Bancorp - 2017 Form 10-K - Page 92

All EPS calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are restricted stock granted to certain key members of Management and warrants granted to the U.S. Treasury under the Capital Purchase Program. The dilutive number of shares has been calculated using the treasury method, assuming that all granted stock and warrants were vested and exercised at the end of each period.
The following table presents the number of options and warrants outstanding as of December 31, 2015 and the amount for which the average price at year end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of December 31, 2015
Warrants issued to private parties	226,819	226,819	—
Total dilutive securities	226,819	226,819	—

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The Bank may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2018 will be 2018 earnings plus retained earnings of $15,846,000 from 2017 and 2016.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities available for sale is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. As of December 31, 2017, the Company's capital conservation buffer was 7.24%, and met both the 2017 minimum requirement of 2.25% and the fully phased-in 2019 minimum requirement.
As of December 31, 2017, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The First Bancorp - 2017 Form 10-K - Page 93

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2017
Tier 2 capital to	$162,355,000	$86,063,000	$107,579,000
risk-weighted assets	15.09%	8.00%	10.00%
Tier 1 capital to	$151,526,000	$64,548,000	$86,063,000
risk-weighted assets	14.09%	6.00%	8.00%
Common equity Tier 1 capital to	$151,526,000	$48,411,000	$69,926,000
risk-weighted assets	14.09%	4.50%	6.50%
Tier 1 capital to	$151,526,000	$71,386,000	$89,233,000
average assets	8.49%	4.00%	5.00%
As of December 31, 2016
Tier 2 capital to	$151,487,000	$77,928,000	$97,410,000
risk-weighted assets	15.55%	8.00%	10.00%
Tier 1 capital to	$141,249,000	$58,446,000	$77,928,000
risk-weighted assets	14.50%	6.00%	8.00%
Common equity Tier 1 capital to	$141,249,000	$43,835,000	$63,317,000
risk-weighted assets	14.50%	4.50%	6.50%
Tier 1 capital to	$141,249,000	$65,437,000	$81,797,000
average assets	8.63%	4.00%	5.00%

The First Bancorp - 2017 Form 10-K - Page 94

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2017
Tier 2 capital to	$163,943,000	$86,070,000	n/a
risk-weighted assets	15.24%	8.00%	n/a
Tier 1 capital to	$153,114,000	$64,553,000	n/a
risk-weighted assets	14.23%	6.00%	n/a
Common equity Tier 1 capital to	$153,114,000	$48,415,000	n/a
risk-weighted assets	14.23%	4.50%	n/a
Tier 1 capital to	$153,114,000	$71,435,000	n/a
average assets	8.57%	4.00%	n/a
As of December 31, 2016
Tier 2 capital to	$152,802,000	$77,928,000	n/a
risk-weighted assets	15.69%	8.00%	n/a
Tier 1 capital to	$142,564,000	$58,446,000	n/a
risk-weighted assets	14.64%	6.00%	n/a
Common equity Tier 1 capital to	$142,564,000	$43,835,000	n/a
risk-weighted assets	14.64%	4.50%	n/a
Tier 1 capital to	$142,564,000	$65,470,000	n/a
average assets	8.71%	4.00%	n/a

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
Commitments for unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2017, 2016 or 2015.
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

The First Bancorp - 2017 Form 10-K - Page 95

At December 31, 2017 and 2016, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2017	2016
Unused lines, collateralized by residential real estate	$76,887,000	$76,646,000
Other unused commitments	62,771,000	57,738,000
Standby letters of credit	3,497,000	4,198,000
Commitments to extend credit	8,724,000	10,684,000
Total	$151,879,000	$149,266,000

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
At December 31, 2017, the Company had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $50,000,000 and an unrealized gain of $1,544,000, net of tax. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2017, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

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

The First Bancorp - 2017 Form 10-K - Page 96

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

The First Bancorp - 2017 Form 10-K - Page 97

Accrued Interest Payable
The fair value estimate approximates the carrying amount as this financial instrument has a short maturity. As such, the Company classifies accrued interest payable as Level 2.

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017 and 2016.

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$289,989,000	$—	$289,989,000
State and political subdivisions	—	6,769,000	—	6,769,000
Other equity securities	—	3,414,000	—	3,414,000
Total securities available for sale	$—	$300,172,000	$—	$300,172,000
Interest rate swap agreements	$—	$1,955,000	$—	$1,955,000
Total assets	$—	$302,127,000	$—	$302,127,000

The First Bancorp - 2017 Form 10-K - Page 98

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$280,604,000	$—	$280,604,000
State and political subdivisions	—	16,482,000	—	16,482,000
Other equity securities	—	3,330,000	—	3,330,000
Total securities available for sale	$—	$300,416,000	$—	$300,416,000
Interest rate swap agreements	$—	$1,790,000	$—	$1,790,000
Total assets	$—	$302,206,000	$—	$302,206,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance for losses of $53,000 and $205,000 at December 31, 2017 and 2016, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $1,531,000 and $478,000 at December 31, 2017 and 2016, respectively.

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,012,000	$—	$1,012,000
Impaired loans	—	6,521,000	—	6,521,000
Total assets	$—	$7,533,000	$—	$7,533,000

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$375,000	$—	$375,000
Impaired loans	—	827,000	—	827,000
Total assets	$—	$1,202,000	$—	$1,202,000

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

The First Bancorp - 2017 Form 10-K - Page 99

The carrying amounts and estimated fair values for financial instruments as of December 31, 2017 were as follows:

	Carrying	Estimated
As of December 31, 2017	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,207,000	$19,207,000	$19,207,000	$—	$—
Interest-bearing deposits in other banks	860,000	860,000	860,000	—	—
Securities available for sale	300,172,000	300,172,000	—	300,172,000	—
Securities to be held to maturity	256,567,000	259,655,000	—	259,655,000	—
Restricted equity securities	10,358,000	10,358,000	—	10,358,000	—
Loans held for sale	386,000	386,000	—	386,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	319,691,000	311,321,000	—	72,000	311,249,000
Construction	37,594,000	36,610,000	—	—	36,610,000
Other	177,956,000	175,455,000	—	6,018,000	169,437,000
Municipal	33,370,000	33,280,000	—	—	33,280,000
Residential
Term	431,459,000	431,028,000	—	391,000	430,637,000
Construction	17,830,000	17,613,000	—	—	17,613,000
Home equity line of credit	110,566,000	109,012,000	—	40,000	108,972,000
Consumer	24,944,000	24,408,000	—	—	24,408,000
Total loans	1,153,410,000	1,138,727,000	—	6,521,000	1,132,206,000
Mortgage servicing rights	1,268,000	2,321,000	—	2,321,000	—
Interest rate swap agreements	1,955,000	1,955,000	—	1,955,000	—
Accrued interest receivable	5,867,000	5,867,000	—	5,867,000	—
Financial liabilities
Demand deposits	$181,970,000	$174,481,000	$—	$174,481,000	$—
NOW deposits	281,405,000	261,702,000	—	261,702,000	—
Money market deposits	163,898,000	153,497,000	—	153,497,000	—
Savings deposits	232,605,000	203,799,000	—	203,799,000	—
Local certificates of deposit	223,074,000	220,734,000	—	220,734,000	—
National certificates of deposit	335,927,000	335,775,000	—	335,775,000	—
Total deposits	1,418,879,000	1,349,988,000	—	1,349,988,000	—
Repurchase agreements	70,564,000	67,976,000	—	67,976,000	—
Federal Home Loan Bank advances	158,194,000	156,396,000	—	156,396,000	—
Total borrowed funds	228,758,000	224,372,000	—	224,372,000	—
Accrued interest payable	642,000	642,000	—	642,000	—

The First Bancorp - 2017 Form 10-K - Page 100

The carrying amounts and estimated fair values for financial instruments as of December 31, 2016 were as follows:

	Carrying	Estimated
As of December 31, 2016	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,366,000	$17,366,000	$17,366,000	$—	$—
Interest-bearing deposits in other banks	293,000	293,000	293,000	—	—
Securities available for sale	300,416,000	300,416,000	—	300,416,000	—
Securities to be held to maturity	226,828,000	225,537,000	—	225,537,000	—
Restricted equity securities	11,930,000	11,930,000	—	11,930,000	—
Loans held for sale	782,000	782,000	—	782,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	297,952,000	293,103,000	—	558,000	292,545,000
Construction	24,954,000	24,548,000	—	—	24,548,000
Other	148,737,000	147,394,000	—	33,000	147,361,000
Municipal	27,035,000	27,446,000	—	—	27,446,000
Residential
Term	409,999,000	410,327,000	—	236,000	410,091,000
Construction	18,253,000	18,125,000	—	—	18,125,000
Home equity line of credit	109,986,000	108,740,000	—	—	108,740,000
Consumer	24,472,000	24,131,000	—	—	24,131,000
Total loans	1,061,388,000	1,053,814,000	—	827,000	1,052,987,000
Mortgage servicing rights	1,113,000	1,696,000	—	1,696,000	—
Interest rate swap agreements	1,790,000	1,790,000	—	1,790,000	—
Accrued interest receivable	5,532,000	5,532,000	—	5,532,000	—
Financial liabilities
Demand deposits	$140,482,000	$133,342,000	$—	$133,342,000	$—
NOW deposits	282,971,000	259,418,000	—	259,418,000	—
Money market deposits	125,544,000	115,087,000	—	115,087,000	—
Savings deposits	217,340,000	188,260,000	—	188,260,000	—
Local certificates of deposit	210,316,000	209,370,000	—	209,370,000	—
National certificates of deposit	266,304,000	266,372,000	—	266,372,000	—
Total deposits	1,242,957,000	1,171,849,000	—	1,171,849,000	—
Repurchase agreements	84,174,000	79,827,000	—	79,827,000	—
Federal Home Loan Bank advances	194,727,000	193,733,000	—	193,733,000	—
Total borrowed funds	278,901,000	273,560,000	—	273,560,000	—
Accrued interest payable	479,000	479,000	—	479,000	—
The First Bancorp - 2017 Form 10-K - Page 101

Note 21. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2017	2016	2015
Other operating income
ATM and debit card income	$3,378,000	$3,024,000	$2,714,000
Other operating expense
Advertising and marketing expense	$1,208,000	$1,099,000	$1,178,000
Accounting and auditing expenses	818,000	690,000	797,000
ATM and interchange expense	886,000	853,000	814,000

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

The First Bancorp - 2017 Form 10-K - Page 102

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2017	2016
Assets
Cash and cash equivalents	$958,000	$613,000
Dividends receivable	2,500,000	3,800,000
Investments	441,000	432,000
Investment in subsidiary	152,174,000	143,611,000
Premises and equipment	3,000	4,000
Goodwill	27,559,000	27,559,000
Other assets	312,000	300,000
Total assets	$183,947,000	$176,319,000
Liabilities and shareholders' equity
Dividends payable	$2,599,000	$3,778,000
Other liabilities	27,000	20,000
Total liabilities	2,626,000	3,798,000
Shareholders' equity
Common stock	108,000	108,000
Additional paid-in capital	61,747,000	60,723,000
Retained earnings	119,373,000	111,653,000
Accumulated other comprehensive income
Net unrealized gain on available for sale securities, net of tax	93,000	37,000
Total accumulated other comprehensive income	93,000	37,000
Total shareholders' equity	181,321,000	172,521,000
Total liabilities and shareholders' equity	$183,947,000	$176,319,000

The First Bancorp - 2017 Form 10-K - Page 103

Statements of Income

For the years ended December 31,	2017	2016	2015
Interest and dividends on investments	$15,000	$22,000	$18,000
Net securities losses	(3,000)	(6,000)	—
Total income	12,000	16,000	18,000
Occupancy expense	5,000	9,000	12,000
Other operating expense	588,000	528,000	488,000
Total expense	593,000	537,000	500,000
Loss before income taxes and Bank earnings	(581,000)	(521,000)	(482,000)
Applicable income taxes	(187,000)	(186,000)	(172,000)
Loss before Bank earnings	(394,000)	(335,000)	(310,000)
Equity in earnings of Bank
Remitted	11,180,000	11,300,000	10,000,000
Unremitted	8,802,000	7,044,000	6,516,000
Net income	$19,588,000	$18,009,000	$16,206,000

Statements of Cash Flows

For the years ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income	$19,588,000	$18,009,000	$16,206,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,000	8,000	12,000
Equity compensation expense	392,000	298,000	296,000
Loss on sale of investments	3,000	6,000	—
Tax benefit from vesting of restricted stock	—	32,000	—
(Increase) decrease in other assets	27,000	136,000	(135,000)
(Increase) decrease in dividends receivable	1,300,000	(1,300,000)	(50,000)
Increase (decrease) in dividends payable	(1,179,000)	112,000	—
Increase (decrease) in other liabilities	(3,000)	(4,000)	160,000
Unremitted earnings of Bank	(8,802,000)	(7,044,000)	(6,516,000)
Net cash provided by operating activities	11,331,000	10,253,000	9,973,000
Cash flows from investing activities:
Proceeds from sales/maturities of investments	—	87,000	—
Capital expenditures	(4,000)	—	—
Net cash provided by (used in) investing activities	(4,000)	87,000	—
Cash flows from financing activities:
Purchase of common stock	(154,000)	(129,000)	(180,000)
Proceeds from sale of common stock	632,000	531,000	465,000
Repurchase of warrants	—	(1,750,000)	—
Dividends paid	(11,460,000)	(9,810,000)	(9,349,000)
Net cash used in financing activities	(10,982,000)	(11,158,000)	(9,064,000)
Net increase (decrease) in cash and cash equivalents	345,000	(818,000)	909,000
Cash and cash equivalents at beginning of year	613,000	1,431,000	522,000
Cash and cash equivalents at end of year	$958,000	$613,000	$1,431,000

The First Bancorp - 2017 Form 10-K - Page 104

Note 25. New Accounting Pronouncements
The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, in 2014 to replace the current plethora of industry-specific rules with a broad, principles-based framework for recognizing and measuring revenue. Due to the complexity of the new pronouncement and the anticipated effort required by entities in many industries to implement ASU No. 2014-09, FASB delayed the effective date. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance to annual reporting periods beginning after December 15, 2017, and all other entities should apply the guidance to annual reporting periods beginning after December 15, 2018. FASB formed a Transition Resource Group to assist it in identifying implementation issues that may require further clarification or amendment to ASU No. 2014-09. As a result of that group’s deliberations, FASB has issued the following amendments, which will be effective concurrently with ASU No. 2014-09: ASU No. 2016-08, Principal versus Agent Considerations, which clarifies whether an entity should record the gross amount of revenue or only its ultimate share when a third party is also involved in providing goods or services to a customer; ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies and simplifies the process for determining whether performance obligations to a customer should be segregated and accounted for individually, and clarifies how the new revenue rules apply to licenses of intellectual property; and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies and simplifies the process of assessing collectability of consideration under a contract, presentation of sales taxes, accounting for noncash consideration received, and certain transitional issues. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current

The First Bancorp - 2017 Form 10-K - Page 105

and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, and anticipates it may have a material impact. The Bank has formed an implementation committee for ASU 2016-13. To date, committee members have participated in educational seminars on the new standards, begun the process of identifying the historical data sets that will be necessary to implement the new standard, and chose a third-party vendor who provides software solutions for ASU 2016-13 modeling and calculation.
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
In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be accreted to maturity. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company's current practice aligns with the ASU therefore Management believes there will be no impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a shared-based payment award. The ASU include guidance on determining which changes to the terms and conditions of share-based payment awards require and entity to apply modification accounting under Topic 718. The ASU is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The ASU should be applied prospectively to an award modified on or after the adoption date. Management does not expect the ASU to have a material effect on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this ASU improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the hedge accounting guidance in current US GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal year. Early application is permitted in any interim period after issuance of the ASU. Management is reviewing the guidance in this ASU to determine whether it will have a material effect on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss). This ASU was issued to allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for financial statements which have not yet been issued. The Company adopted the ASU for the December 31, 2017 consolidated financial statements, which resulted in a reclassification adjustment on the Consolidated Statements of Changes in Shareholders' Equity of $297,000 from accumulated other comprehensive income (loss) to retained earnings. Refer to Note 9, Income Taxes, for additional information.

The First Bancorp - 2017 Form 10-K - Page 106

Note 26. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2016Q1	2016Q2	2016Q3	2016Q4	2017Q1	2017Q2	2017Q3	2017Q4
Balance Sheets
Cash and cash equivalents	$14,533	$20,838	$23,456	$17,366	$17,600	$23,718	$22,375	$19,207
Interest-bearing deposits in other banks	6,372	7,568	15,098	293	3,272	291	584	860
Investments	453,336	457,599	471,063	527,244	553,453	552,269	541,678	556,739
Restricted equity securities	13,875	14,441	14,048	11,930	13,363	12,311	10,798	10,358
Net loans and loans held for sale	994,947	1,029,568	1,019,922	1,062,170	1,080,347	1,110,919	1,110,508	1,153,796
Other assets	91,618	91,440	91,501	93,872	95,793	96,143	95,758	101,970
Total assets	$1,574,681	$1,621,454	$1,635,088	$1,712,875	$1,763,828	$1,795,651	$1,781,701	$1,842,930
Deposits	$1,109,441	$1,145,709	$1,173,749	$1,242,957	$1,346,483	$1,319,259	$1,350,049	$1,418,879
Borrowed funds	276,531	283,095	268,098	278,901	226,467	282,277	234,328	228,758
Other liabilities	17,165	17,862	17,247	18,496	15,968	16,578	17,442	13,972
Shareholders' equity	171,544	174,788	175,994	172,521	174,910	177,537	179,882	181,321
Total liabilities & equity	$1,574,681	$1,621,454	$1,635,088	$1,712,875	$1,763,828	$1,795,651	$1,781,701	$1,842,930
Income and Comprehensive Income Statements
Interest income	$13,276	$13,600	$13,283	$13,600	$14,491	$15,002	$15,517	$15,822
Interest expense	2,547	2,649	2,754	2,862	3,015	3,337	3,563	3,614
Net interest income	10,729	10,951	10,529	10,738	11,476	11,665	11,954	12,208
Provision for loan losses	375	375	375	475	500	500	750	250
Net interest income after provision for loan losses	10,354	10,576	10,154	10,263	10,976	11,165	11,204	11,958
Non-interest income	2,964	3,006	3,469	3,060	2,843	3,002	3,493	3,210
Non-interest expense	7,200	7,245	7,405	7,533	7,698	7,640	8,013	8,300
Income before taxes	6,118	6,337	6,218	5,790	6,121	6,527	6,684	6,868
Income taxes	1,615	1,713	1,656	1,470	1,484	1,644	1,702	1,782
Net income	$4,503	$4,624	$4,562	$4,320	$4,637	$4,883	$4,982	$5,086
Basic earnings per share	$0.42	$0.43	$0.43	$0.40	$0.43	$0.45	$0.46	$0.48
Diluted earnings per share	$0.42	$0.43	$0.42	$0.39	$0.43	$0.45	$0.46	$0.47
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$1,852	$1,025	$(1,292)	$(3,643)	$1	$349	$(240)	$(1,562)
Net unrealized gain (loss) on securities transfered from available for sale to held to maturity	(11)	(10)	9	(5)	(4)	(4)	(3)	(3)
Net unrealized gain (loss) on cash flow hedging derivative instruments	—	(135)	193	1,105	63	(171)	(20)	235
Unrecognized gain (loss) on postretirement benefit costs	—	—	—	54	—	—	—	(19)
Other comprehensive income (loss)	$1,841	$880	$(1,090)	$(2,489)	$60	$174	$(263)	$(1,349)
Comprehensive income	$6,344	$5,504	$3,472	$1,831	$4,697	$5,057	$4,719	$3,737

The First Bancorp - 2017 Form 10-K - Page 107

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). We have also audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

We have served as the Company's auditor since 1993.

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
March 14, 2018

The First Bancorp - 2017 Form 10-K - Page 108

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2017, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2017. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ F. Stephen Ward
Tony C. McKim, President and Director	F.Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 14, 2018	March 14, 2018

The First Bancorp - 2017 Form 10-K - Page 109

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2018 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2018 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2018 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2018 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2018 and is incorporated herein by reference.

The First Bancorp - 2017 Form 10-K - Page 110

ITEM 15. Exhibits, Financial Statement Schedules
A. Exhibits

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
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934
Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906of The Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906of The Sarbanes-Oxley Act of 2002
Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Extension Definitions Linkbase

The First Bancorp - 2017 Form 10-K - Page 111

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ F. STEPHEN WARD
Tony C. McKim, President and Director	F. Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 14, 2018	March 14, 2018

/s/ DAVID B. SOULE, JR.	/s/ KATHERINE M. BOYD
David B. Soule, Jr., Director and Chairman of the Board	Katherine M. Boyd, Director
March 14, 2018	March 14, 2018

/s/ ROBERT B. GREGORY	/s/ RENEE W. KELLY
Robert B. Gregory, Director	Renee W. Kelly, Director
March 14, 2018	March 14, 2018

/s/CORNELIUS J. RUSSELL	/s/ MARK N. ROSBOROUGH
Cornelius J. Russell, Director	Mark N. Rosborough, Director
March 14, 2018	March 14, 2018

/s/ STUART G. SMITH	/s/ BRUCE A. TINDAL
Stuart G. Smith, Director	Bruce A. Tindal, Director
March 14, 2018	March 14, 2018

The First Bancorp - 2017 Form 10-K - Page 112