Form 10-K/A
period 2017-12-31
First Bancorp, Inc /ME/
filed 2018-03-16
CIK 765207

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
Yes[X]    No[_]

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
Large accelerated filer [_]    Accelerated filer [X]    Non-accelerated filer [_] Emerging growth company [_]

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2017 of The First Bancorp, Inc. (the “Company”), originally filed with the Securities and Exchange Commission on March 14, 2018 (the “Form 10-K”), is to include Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted in the Company’s original filing. Updated Certifications of the Company’s Chief Executive Officer and Chief Financial Officer are provided as well.

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
March 16, 2018