Form 10-Q
period 2018-06-30
First Bancorp, Inc /ME/
filed 2018-08-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2018
Common Stock: 10,854,862 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 20
Note 5 – Stock-Based Compensation	Page 28
Note 6 – Preferred and Common Stock	Page 29
Note 7 – Earnings Per Share	Page 30
Note 8 – Employee Benefit Plans	Page 30
Note 9 - Other Comprehensive Income (Loss)	Page 32
Note 10 - Financial Derivative Instruments	Page 34
Note 11 – Mortgage Servicing Rights	Page 35
Note 12 – Income Taxes	Page 35
Note 13 - Certificates of Deposit	Page 35
Note 14 – Reclassifications	Page 35
Note 15 – Fair Value Disclosures	Page 36
Note 16 – Impact of Recently Issued Accounting Standards	Page 42
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 45
Forward-Looking Statements	Page 45
Critical Accounting Policies	Page 45
Use of Non-GAAP Financial Measures	Page 46
Executive Summary	Page 48
Net Interest Income	Page 49
Average Daily Balance Sheets	Page 51
Non-Interest Income	Page 52
Non-Interest Expense	Page 52
Income Taxes	Page 52
Investments	Page 52
Impaired Securities	Page 54
Federal Home Loan Bank Stock	Page 56
Loans and Loans Held for Sale	Page 56
Credit Risk Management and Allowance for Loan Losses	Page 58
Non-Performing Loans and Troubled Debt Restructured	Page 62
Impaired Loans	Page 65
Past Due Loans	Page 65
Potential Problem Loans and Loans in Process of Foreclosure	Page 65
Other Real Estate Owned	Page 66
Liquidity Management	Page 67
Deposits	Page 68
Borrowed Funds	Page 68

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarters ended June 30,
except for per share amounts	2018	2017	2018	2017
Summary of Operations
Interest Income	$33,656	$29,493	$17,205	$15,002
Interest Expense	8,978	6,352	4,936	3,337
Net Interest Income	24,678	23,141	12,269	11,665
Provision for Loan Losses	1,000	1,000	500	500
Non-Interest Income	6,313	5,845	3,181	3,002
Non-Interest Expense	16,755	15,338	8,176	7,640
Net Income	11,240	9,520	5,734	4,883
Per Common Share Data
Basic Earnings per Share	$1.04	$0.89	$0.53	$0.45
Diluted Earnings per Share	1.04	0.88	0.53	0.45
Cash Dividends Declared	0.53	0.47	0.29	0.24
Book Value per Common Share	16.89	16.41	16.89	16.41
Tangible Book Value per Common Share[2]	14.13	13.63	14.13	13.63
Market Value	28.22	27.06	28.22	27.06
Financial Ratios
Return on Average Equity[1]	12.39%	10.84%	12.51%	10.96%
Return on Average Tangible Common Equity[1,2]	14.82%	13.05%	14.95%	13.18%
Return on Average Assets[1]	1.21%	1.09%	1.22%	1.10%
Average Equity to Average Assets	9.79%	10.04%	9.75%	10.05%
Average Tangible Equity to Average Assets[2]	8.18%	8.34%	8.16%	8.36%
Net Interest Margin Tax-Equivalent[1,2]	2.94%	3.04%	2.88%	3.03%
Dividend Payout Ratio	50.96%	52.81%	54.72%	53.33%
Allowance for Loan Losses/Total Loans	0.94%	0.95%	0.94%	0.95%
Non-Performing Loans to Total Loans	1.17%	0.66%	1.17%	0.66%
Non-Performing Assets to Total Assets	0.78%	0.44%	0.78%	0.44%
Efficiency Ratio[2]	52.39%	49.32%	51.02%	48.50%
At Period End
Total Assets	$1,913,961	$1,795,651	$1,913,961	$1,795,651
Total Loans	1,224,440	1,120,665	1,224,440	1,120,665
Total Investment Securities	577,488	564,580	577,488	564,580
Total Deposits	1,416,646	1,319,259	1,416,646	1,319,259
Total Shareholders' Equity	183,304	177,537	183,304	177,537
1Annualized using a 365-day basis for both 2018 and 2017.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2018 and 2017 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
August 9, 2018

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2018	December 31, 2017	June 30, 2017
Assets
Cash and cash equivalents	$21,056,000	$19,207,000	$20,189,000
Interest bearing deposits in other banks	1,616,000	860,000	3,820,000
Securities available for sale	305,048,000	300,172,000	308,146,000
Securities to be held to maturity (fair value of $256,316,000 at June 30, 2018, $259,655,000 at December 31, 2017 and $246,238,000 at June 30, 2017)	260,077,000	256,567,000	244,123,000
Restricted equity securities, at cost	12,363,000	10,358,000	12,311,000
Loans held for sale	481,000	386,000	865,000
Loans	1,224,440,000	1,164,139,000	1,120,665,000
Less allowance for loan losses	11,472,000	10,729,000	10,611,000
Net loans	1,212,968,000	1,153,410,000	1,110,054,000
Accrued interest receivable	7,723,000	5,867,000	7,192,000
Premises and equipment, net	21,682,000	22,502,000	21,367,000
Other real estate owned	609,000	1,012,000	324,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	40,533,000	42,784,000	37,455,000
Total assets	$1,913,961,000	$1,842,930,000	$1,795,651,000
Liabilities
Demand deposits	$146,964,000	$145,332,000	$137,061,000
NOW deposits	282,449,000	318,043,000	293,553,000
Money market deposits	100,378,000	163,898,000	134,760,000
Savings deposits	229,464,000	232,605,000	226,391,000
Certificates of deposit	657,391,000	559,001,000	527,494,000
Total deposits	1,416,646,000	1,418,879,000	1,319,259,000
Borrowed funds – short term	232,339,000	113,638,000	157,154,000
Borrowed funds – long term	65,116,000	115,120,000	125,123,000
Other liabilities	16,556,000	13,972,000	16,578,000
Total liabilities	1,730,657,000	1,661,609,000	1,618,114,000
Shareholders' equity
Common stock, one cent par value per share	109,000	108,000	108,000
Additional paid-in capital	62,246,000	61,747,000	61,218,000
Retained earnings	126,464,000	121,144,000	115,980,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(7,245,000)	(2,901,000)	(585,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(189,000)	(174,000)	(137,000)
Net unrealized gain on cash flow hedging derivative instruments	2,066,000	1,544,000	1,055,000
Net unrealized loss on postretirement benefit costs	(147,000)	(147,000)	(102,000)
Total shareholders' equity	183,304,000	181,321,000	177,537,000
Total liabilities & shareholders' equity	$1,913,961,000	$1,842,930,000	$1,795,651,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,851,917	10,829,918	10,819,443
Book value per common share	$16.89	$16.74	$16.41
Tangible book value per common share	$14.13	$13.97	$13.63
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarter ended June 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans (includes tax-exempt income of $473,000 as of June 30, 2018 and $380,000 as of June 30, 2017)	$25,429,000	$21,767,000	$13,038,000	$11,115,000
Interest on deposits with other banks	17,000	23,000	6,000	8,000
Interest and dividends on investments (includes tax-exempt income of $3,462,000 as of June 30, 2018 and $3,238,000 as of June 30, 2017)	8,210,000	7,703,000	4,161,000	3,879,000
Total interest income	33,656,000	29,493,000	17,205,000	15,002,000
Interest expense
Interest on deposits	6,857,000	4,296,000	3,758,000	2,302,000
Interest on borrowed funds	2,121,000	2,056,000	1,178,000	1,035,000
Total interest expense	8,978,000	6,352,000	4,936,000	3,337,000
Net interest income	24,678,000	23,141,000	12,269,000	11,665,000
Provision for loan losses	1,000,000	1,000,000	500,000	500,000
Net interest income after provision for loan losses	23,678,000	22,141,000	11,769,000	11,165,000
Non-interest income
Investment management and fiduciary income	1,542,000	1,340,000	802,000	709,000
Service charges on deposit accounts	1,097,000	1,051,000	570,000	549,000
Net securities gains	136,000	3,000	—	—
Mortgage origination and servicing income, net of amortization	692,000	761,000	361,000	429,000
Other operating income	2,846,000	2,690,000	1,448,000	1,315,000
Total non-interest income	6,313,000	5,845,000	3,181,000	3,002,000
Non-interest expense
Salaries and employee benefits	8,770,000	7,843,000	4,280,000	3,873,000
Occupancy expense	1,297,000	1,227,000	598,000	603,000
Furniture and equipment expense	1,844,000	1,760,000	915,000	890,000
FDIC insurance premiums	613,000	503,000	334,000	263,000
Amortization of identified intangibles	22,000	22,000	11,000	11,000
Other operating expense	4,209,000	3,983,000	2,038,000	2,000,000
Total non-interest expense	16,755,000	15,338,000	8,176,000	7,640,000
Income before income taxes	13,236,000	12,648,000	6,774,000	6,527,000
Income tax expense	1,996,000	3,128,000	1,040,000	1,644,000
NET INCOME	$11,240,000	$9,520,000	$5,734,000	$4,883,000
Basic earnings per common share	$1.04	$0.89	$0.53	$0.45
Diluted earnings per common share	$1.04	$0.88	$0.53	$0.45
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	(4,344,000)	350,000	(1,035,000)	349,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(15,000)	(8,000)	(7,000)	(4,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	522,000	(108,000)	138,000	(171,000)
Other comprehensive income (loss)	(3,837,000)	234,000	(904,000)	174,000
Comprehensive income	$7,403,000	$9,754,000	$4,830,000	$5,057,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000
Net income	—	—	9,520,000	—	9,520,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	350,000	350,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(108,000)	(108,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(8,000)	(8,000)
Comprehensive income	—	—	9,520,000	234,000	9,754,000
Cash dividends declared ($0.47 per share)	—	—	(5,085,000)	—	(5,085,000)
Equity compensation expense	—	166,000	—	—	166,000
Payment to repurchase common stock	(5,333)	—	(148,000)		(148,000)
Issuance of restricted stock	18,850	—	—	—	—
Proceeds from sale of common stock	11,980	329,000	—	—	329,000
Balance at June 30, 2017	10,819,443	$61,326,000	$115,980,000	$231,000	$177,537,000

Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000
Net income	—	—	11,240,000	—	11,240,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(4,344,000)	(4,344,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	522,000	522,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(15,000)	(15,000)
Comprehensive income	—	—	11,240,000	(3,837,000)	7,403,000
Cash dividends declared ($0.53 per share)	—	—	(5,754,000)	—	(5,754,000)
Equity compensation expense	—	190,000	—	—	190,000
Payment to repurchase common stock	(5,725)	—	(166,000)	—	(166,000)
Issuance of restricted stock	16,795	—	—	—	—
Proceeds from sale of common stock	10,929	310,000	—	—	310,000
Balance at June 30, 2018	10,851,917	$62,355,000	$126,464,000	$(5,515,000)	$183,304,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income	$11,240,000	$9,520,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	910,000	908,000
Change in deferred taxes	(402,000)	98,000
Provision for loan losses	1,000,000	1,000,000
Loans originated for resale	(10,480,000)	(17,070,000)
Proceeds from sales and transfers of loans	10,577,000	17,280,000
Net gain on sales of loans	(192,000)	(293,000)
Net gain on sale or call of securities	(136,000)	(3,000)
Net amortization of premiums on investments	1,068,000	1,808,000
Net gain on sale of other real estate owned	(183,000)	(74,000)
Equity compensation expense	190,000	166,000
Net (increase) decrease in other assets and accrued interest	1,056,000	(3,338,000)
Net increase (decrease) in other liabilities	3,350,000	(943,000)
Net loss on disposal of premises and equipment	127,000	7,000
Amortization of investment in limited partnership	86,000	89,000
Net acquisition amortization	22,000	22,000
Net cash provided by operating activities	18,233,000	9,180,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(756,000)	(3,527,000)
Proceeds from sales of securities available for sale	459,000	3,000
Proceeds from maturities, payments and calls of securities available for sale	28,886,000	123,896,000
Proceeds from maturities, payments and calls of securities to be held to maturity	6,500,000	7,022,000
Proceeds from sales of other real estate owned	815,000	336,000
Purchases of securities available for sale	(40,677,000)	(133,056,000)
Purchases of securities to be held to maturity	(10,004,000)	(24,169,000)
Purchase of restricted equity securities	(2,005,000)	(381,000)
Net increase in loans	(60,787,000)	(49,880,000)
Capital expenditures	(217,000)	(80,000)
Net cash used by investing activities	(77,786,000)	(79,836,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	(100,623,000)	25,428,000
Net increase in certificates of deposit	98,390,000	50,874,000
Net increase (decrease) in short-term borrowings	138,697,000	(21,624,000)
Advances on long-term borrowings	—	50,000,000
Repayment on long-term borrowings	(70,000,000)	(25,000,000)
Payment to repurchase common stock	(166,000)	(148,000)
Proceeds from sale of common stock	310,000	329,000
Dividends paid	(5,206,000)	(6,380,000)
Net cash provided by financing activities	61,402,000	73,479,000
Net increase in cash and cash equivalents	1,849,000	2,823,000
Cash and cash equivalents at beginning of period	19,207,000	17,366,000
Cash and cash equivalents at end of period	$21,056,000	$20,189,000
Interest paid	$8,677,000	$6,228,000
Income taxes paid	441,000	2,470,000
Non-cash transactions
Net transfer from loans to other real estate owned	$229,000	$214,000
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
Subsequent Events
Events occurring subsequent to June 30, 2018, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$306,286,000	$144,000	$(9,052,000)	$297,378,000
State and political subdivisions	4,955,000	$—	(263,000)	4,692,000
Other equity securities	2,978,000	—	—	2,978,000
	$314,219,000	$144,000	$(9,315,000)	$305,048,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(584,000)	$10,571,000
Mortgage-backed securities	20,585,000	404,000	(365,000)	20,624,000
State and political subdivisions	224,037,000	1,274,000	(4,490,000)	220,821,000
Corporate securities	4,300,000	—	—	4,300,000
	$260,077,000	$1,678,000	$(5,439,000)	$256,316,000
Restricted equity securities
Federal Home Loan Bank Stock	$11,326,000	$—	$—	$11,326,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$12,363,000	$—	$—	$12,363,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$293,689,000	$722,000	$(4,422,000)	$289,989,000
State and political subdivisions	6,860,000	16,000	(107,000)	6,769,000
Other equity securities	3,296,000	121,000	(3,000)	3,414,000
	$303,845,000	$859,000	$(4,532,000)	$300,172,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(180,000)	$10,975,000
Mortgage-backed securities	23,284,000	568,000	(128,000)	23,724,000
State and political subdivisions	217,828,000	3,931,000	(1,103,000)	220,656,000
Corporate securities	4,300,000	—	—	4,300,000
	$256,567,000	$4,499,000	$(1,411,000)	$259,655,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,321,000	$—	$—	$9,321,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,358,000	$—	$—	$10,358,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$290,379,000	$1,381,000	$(2,769,000)	$288,991,000
State and political subdivisions	15,401,000	486,000	(59,000)	15,828,000
Other equity securities	3,266,000	65,000	(4,000)	3,327,000
	$309,046,000	$1,932,000	$(2,832,000)	$308,146,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,152,000	$—	$(181,000)	$10,971,000
Mortgage-backed securities	27,224,000	820,000	(41,000)	28,003,000
State and political subdivisions	201,447,000	3,573,000	(2,056,000)	202,964,000
Corporate securities	4,300,000	—	—	4,300,000
	$244,123,000	$4,393,000	$(2,278,000)	$246,238,000
Restricted equity securities
Federal Home Loan Bank Stock	$11,274,000	$—	$—	$11,274,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$12,311,000	$—	$—	$12,311,000

The following table summarizes the contractual maturities of investment securities at June 30, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$34,000	$34,000	$1,327,000	$1,329,000
Due in 1 to 5 years	9,349,000	9,341,000	23,621,000	23,698,000
Due in 5 to 10 years	71,309,000	69,745,000	155,096,000	153,240,000
Due after 10 years	230,549,000	222,950,000	80,033,000	78,049,000
Equity securities	2,978,000	2,978,000	—	—
	$314,219,000	$305,048,000	$260,077,000	$256,316,000

The following table summarizes the contractual maturities of investment securities at December 31, 2017:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$111,000	$112,000	$635,000	$637,000
Due in 1 to 5 years	841,000	842,000	18,059,000	18,164,000
Due in 5 to 10 years	29,003,000	29,177,000	37,182,000	37,719,000
Due after 10 years	270,594,000	266,627,000	200,691,000	203,135,000
Equity securities	3,296,000	3,414,000	—	—
	$303,845,000	$300,172,000	$256,567,000	$259,655,000

The following table summarizes the contractual maturities of investment securities at June 30, 2017:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$26,000	$26,000	$707,000	$710,000
Due in 1 to 5 years	1,722,000	1,758,000	14,536,000	14,813,000
Due in 5 to 10 years	34,382,000	35,099,000	41,373,000	42,251,000
Due after 10 years	269,650,000	267,936,000	187,507,000	188,464,000
Equity securities	3,266,000	3,327,000	—	—
	$309,046,000	$308,146,000	$244,123,000	$246,238,000
At June 30, 2018, securities with a fair value of $203,196,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $231,516,000 as of December 31, 2017 and $188,448,000 at June 30, 2017, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2018 and 2017:

	For the six months ended June 30,		For the quarter ended June 30,
	2018	2017	2018	2017
Proceeds from sales of securities	$459,000	$3,000	$—	$—
Gross realized gains	136,000	3,000	—	—
Gross realized losses	—	—	—	—
Net gain	$136,000	$3,000	$—	$—
Related income taxes	$29,000	$1,000	$—	$—

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2018, there were 480 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 160 had been temporarily impaired for 12 months or more. At June 30, 2018, there were no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of June 30, 2018 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$6,882,000	$(373,000)	$3,689,000	$(211,000)	$10,571,000	$(584,000)
Mortgage-backed securities	202,673,000	(5,660,000)	91,977,000	(3,757,000)	294,650,000	(9,417,000)
State and political subdivisions	70,674,000	(1,728,000)	36,909,000	(3,025,000)	107,583,000	(4,753,000)
	$280,229,000	$(7,761,000)	$132,575,000	$(6,993,000)	$412,804,000	$(14,754,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $189,000 at June 30, 2018. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of June 30, 2018 and 2017, and December 31, 2017, the Bank's investment in FHLB stock totaled $11,326,000, $11,274,000 and $9,321,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2018. The Company will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of June 30, 2018 and 2017 and at December 31, 2017:

	June 30, 2018		December 31, 2017		June 30, 2017
Commercial
Real estate	$350,114,000	28.6%	$323,809,000	27.8%	$306,490,000	27.4%
Construction	40,308,000	3.3%	38,056,000	3.3%	33,605,000	3.0%
Other	184,718,000	15.1%	181,528,000	15.6%	173,691,000	15.5%
Municipal	48,717,000	4.0%	33,391,000	2.9%	28,695,000	2.6%
Residential
Term	453,588,000	37.0%	432,661,000	37.1%	427,171,000	38.1%
Construction	14,583,000	1.2%	17,868,000	1.5%	15,056,000	1.3%
Home equity line of credit	107,666,000	8.8%	111,302,000	9.6%	110,328,000	9.8%
Consumer	24,746,000	2.0%	25,524,000	2.2%	25,629,000	2.3%
Total	$1,224,440,000	100.0%	$1,164,139,000	100.0%	$1,120,665,000	100.0%
Loan balances include net deferred loan costs of $6,307,000 as of June 30, 2018, $5,748,000 as of December 31, 2017, and $5,469,000 as of June 30, 2017. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $317,053,000 at June 30, 2018, were used to collateralize borrowings from the FHLB. This compares to qualifying first mortgages loans which totaled $239,805,000 at December 31, 2017, and $249,329,000 at June 30, 2017. In addition, commercial, construction and home equity loans totaling $227,084,000 at June 30, 2018, $290,247,000 at December 31, 2017, and $294,315,000 at June 30, 2017, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$137,000	$75,000	$503,000	$715,000	$349,399,000	$350,114,000	$—
Construction	—	—	—	—	40,308,000	40,308,000	—
Other	459,000	42,000	294,000	795,000	183,923,000	184,718,000	—
Municipal	—	—	—	—	48,717,000	48,717,000	—
Residential
Term	531,000	2,014,000	1,730,000	4,275,000	449,313,000	453,588,000	—
Construction	—	—	—	—	14,583,000	14,583,000	—
Home equity line of credit	915,000	38,000	575,000	1,528,000	106,138,000	107,666,000	—
Consumer	70,000	37,000	18,000	125,000	24,621,000	24,746,000	3,000
Total	$2,112,000	$2,206,000	$3,120,000	$7,438,000	$1,217,002,000	$1,224,440,000	$3,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2017, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$574,000	$80,000	$220,000	$874,000	$322,935,000	$323,809,000	$—
Construction	—	—	—	—	38,056,000	38,056,000	—
Other	542,000	6,663,000	574,000	7,779,000	173,749,000	181,528,000	—
Municipal	—	—	—	—	33,391,000	33,391,000	—
Residential
Term	1,031,000	4,372,000	2,256,000	7,659,000	425,002,000	432,661,000	436,000
Construction	101,000	370,000	—	471,000	17,397,000	17,868,000	—
Home equity line of credit	537,000	445,000	725,000	1,707,000	109,595,000	111,302,000	—
Consumer	159,000	18,000	9,000	186,000	25,338,000	25,524,000	9,000
Total	$2,944,000	$11,948,000	$3,784,000	$18,676,000	$1,145,463,000	$1,164,139,000	$445,000
Information on the past-due status of loans by class of financing receivable as of June 30, 2017, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$88,000	$—	$1,387,000	$1,475,000	$305,015,000	$306,490,000	$—
Construction	—	—	—	—	33,605,000	33,605,000	—
Other	29,000	259,000	515,000	803,000	172,888,000	173,691,000	—
Municipal	—	—	—	—	28,695,000	28,695,000	—
Residential
Term	533,000	3,343,000	1,507,000	5,383,000	421,788,000	427,171,000	—
Construction	99,000	—	—	99,000	14,957,000	15,056,000	—
Home equity line of credit	440,000	406,000	751,000	1,597,000	108,731,000	110,328,000	—
Consumer	282,000	118,000	29,000	429,000	25,200,000	25,629,000	29,000
Total	$1,471,000	$4,126,000	$4,189,000	$9,786,000	$1,110,879,000	$1,120,665,000	$29,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of June 30, 2018 and 2017 and at December 31, 2017 is presented in the following table:

	June 30, 2018	December 31, 2017	June 30, 2017
Commercial
Real estate	$981,000	$752,000	$1,814,000
Construction	286,000	—	—
Other	8,900,000	9,357,000	885,000
Municipal	—	—	—
Residential
Term	3,509,000	3,778,000	3,852,000
Construction	—	—	—
Home equity line of credit	689,000	833,000	883,000
Consumer	16,000	16,000	—
Total	$14,381,000	$14,736,000	$7,434,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2018 is presented in the following table:

				For the six months ended June 30, 2018		For the quarter ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,438,000	$5,749,000	$—	$4,666,000	$110,000	$5,169,000	$56,000
Construction	1,027,000	1,027,000	—	789,000	21,000	837,000	11,000
Other	2,265,000	2,349,000	—	2,287,000	17,000	2,272,000	11,000
Municipal	—	—	—	—	—	—	—
Residential
Term	9,613,000	10,808,000	—	9,671,000	151,000	9,642,000	80,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	928,000	1,021,000	—	1,004,000	9,000	918,000	4,000
Consumer	16,000	29,000	—	16,000	—	16,000	—
	$19,287,000	$20,983,000	$—	$18,433,000	$308,000	$18,854,000	$162,000
With an Allowance Recorded
Commercial
Real estate	$3,470,000	$3,488,000	$270,000	$3,819,000	$67,000	$3,749,000	$28,000
Construction	—	—	—	—	—	—	—
Other	7,174,000	7,388,000	1,647,000	7,176,000	—	7,170,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	2,161,000	2,378,000	286,000	2,027,000	48,000	2,086,000	24,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	100,000	100,000	2,000	88,000	—	107,000	—
Consumer	—	—	—	—	—	—	—
	$12,905,000	$13,354,000	$2,205,000	$13,110,000	$115,000	$13,112,000	$52,000
Total
Commercial
Real estate	$8,908,000	$9,237,000	$270,000	$8,485,000	$177,000	$8,918,000	$84,000
Construction	1,027,000	1,027,000	—	789,000	21,000	837,000	11,000
Other	9,439,000	9,737,000	1,647,000	9,463,000	17,000	9,442,000	11,000
Municipal	—	—	—	—	—	—	—
Residential
Term	11,774,000	13,186,000	286,000	11,698,000	199,000	11,728,000	104,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,028,000	1,121,000	2,000	1,092,000	9,000	1,025,000	4,000
Consumer	16,000	29,000	—	16,000	—	16,000	—
	$32,192,000	$34,337,000	$2,205,000	$31,543,000	$423,000	$31,966,000	$214,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2017 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,791,000	$3,996,000	$—	$5,124,000	$164,000
Construction	741,000	741,000	—	62,000	38,000
Other	2,591,000	2,671,000	—	1,908,000	36,000
Municipal	—	—	—	—	—
Residential
Term	9,769,000	10,909,000	—	10,770,000	297,000
Construction	—	—	—	—	—
Home equity line of credit	1,115,000	1,429,000	—	1,351,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$18,023,000	$19,775,000	$—	$19,227,000	$553,000
With an Allowance Recorded
Commercial
Real estate	$3,999,000	$4,116,000	$224,000	$4,460,000	$152,000
Construction	—	—	—	699,000	—
Other	7,327,000	7,371,000	1,309,000	2,584,000	—
Municipal	—	—	—	—	—
Residential
Term	1,979,000	2,144,000	255,000	2,106,000	79,000
Construction	—	—	—	—	—
Home equity line of credit	64,000	67,000	24,000	32,000	—
Consumer	—	—	—	—	—
	$13,369,000	$13,698,000	$1,812,000	$9,881,000	$231,000
Total
Commercial
Real estate	$7,790,000	$8,112,000	$224,000	$9,584,000	$316,000
Construction	741,000	741,000	—	761,000	38,000
Other	9,918,000	10,042,000	1,309,000	4,492,000	36,000
Municipal	—	—	—	—	—
Residential
Term	11,748,000	13,053,000	255,000	12,876,000	376,000
Construction	—	—	—	—	—
Home equity line of credit	1,179,000	1,496,000	24,000	1,383,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$31,392,000	$33,473,000	$1,812,000	$29,108,000	$784,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2017 is presented in the following table:

				For the six months ended June 30, 2017		For the quarter ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,686,000	$6,171,000	$—	$5,429,000	$94,000	$5,414,000	$46,000
Construction	—	—	—	—	—	—	—
Other	1,405,000	1,449,000	—	1,507,000	19,000	1,418,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	11,065,000	12,152,000	—	11,343,000	161,000	11,283,000	73,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,380,000	1,731,000	—	1,387,000	14,000	1,397,000	7,000
Consumer	—	—	—	—	—	—	—
	$19,536,000	$21,503,000	$—	$19,666,000	$288,000	$19,512,000	$138,000
With an Allowance Recorded
Commercial
Real estate	$4,167,000	$4,356,000	$221,000	$4,644,000	$85,000	$4,549,000	$43,000
Construction	763,000	763,000	103,000	763,000	18,000	763,000	9,000
Other	228,000	268,000	36,000	177,000	6,000	230,000	4,000
Municipal	—	—	—	—	—	—	—
Residential
Term	1,925,000	2,067,000	209,000	1,971,000	41,000	1,864,000	21,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	25,000	27,000	25,000	26,000	—	25,000	—
Consumer	—	—	—	—	—	—	—
	$7,108,000	$7,481,000	$594,000	$7,581,000	$150,000	$7,431,000	$77,000
Total
Commercial
Real estate	$9,853,000	$10,527,000	$221,000	$10,073,000	$179,000	$9,963,000	$89,000
Construction	763,000	763,000	103,000	763,000	18,000	763,000	9,000
Other	1,633,000	1,717,000	36,000	1,684,000	25,000	1,648,000	16,000
Municipal	—	—	—	—	—	—	—
Residential
Term	12,990,000	14,219,000	209,000	13,314,000	202,000	13,147,000	94,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,405,000	1,758,000	25,000	1,413,000	14,000	1,422,000	7,000
Consumer	—	—	—	—	—	—	—
	$26,644,000	$28,984,000	$594,000	$27,247,000	$438,000	$26,943,000	$215,000

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
As of June 30, 2018, the Company had 72 loans with a balance of $25,606,000 that have been classified as TDRs. This compares to 62 loans with a balance of $17,801,000 and 68 loans with a balance of $20,301,000 classified as TDRs as of December 31, 2017 and June 30, 2017, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of June 30, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	15	$8,026,000	$143,000
Construction	1	741,000	—
Other	5	7,071,000	1,100,000
Municipal	—	—	—
Residential
Term	48	9,263,000	287,000
Construction	—	—	—
Home equity line of credit	3	505,000	—
Consumer	—	—	—
	72	$25,606,000	$1,530,000
The following table shows TDRs by class and the specific reserve as of December 31, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$7,038,000	$90,000
Construction	1	741,000	—
Other	4	561,000	—
Municipal	—	—	—
Residential
Term	46	8,948,000	233,000
Construction	—	—	—
Home equity line of credit	3	513,000	—
Consumer	—	—	—
	62	$17,801,000	$323,000

The following table shows TDRs by class and the specific reserve as of June 30, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	9	$8,040,000	$93,000
Construction	1	763,000	103,000
Other	5	749,000	1,000
Municipal	—	—	—
Residential
Term	50	10,227,000	209,000
Construction	—	—	—
Home equity line of credit	3	522,000	—
Consumer	—	—	—
	68	$20,301,000	$406,000
As of June 30, 2018, eight of the loans classified as TDRs with a total balance of $893,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	7	726,000	33,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	8	$893,000	$33,000

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
For the six months ended June 30, 2018, 10 loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	7	$1,056,000	$1,056,000	$42,000
Construction	—	—	—	—
Other	1	6,727,000	6,532,000	1,100,000
Municipal	—	—	—	—
Residential
Term	2	441,000	436,000	26,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	10	$8,224,000	$8,024,000	$1,168,000

For the quarter ended June 30, 2018, three loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	1	6,727,000	6,532,000	1,100,000
Municipal	—	—	—	—
Residential
Term	2	441,000	436,000	26,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	3	$7,168,000	$6,968,000	$1,126,000
For the six months and quarter ended June 30, 2017, no loans were placed on TDR status.
As of June 30, 2018, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $681,000. There were also twelve loans with an outstanding balance of $7,795,000 that were classified as TDRs and on non-accrual status, of which four loans with an outstanding balance of $504,000 were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of June 30, 2018, there were 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,524,000. This compares to 12 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,919,000 as of June 30, 2017.
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
A breakdown of the allowance for loan losses as of June 30, 2018, December 31, 2017, and June 30, 2017, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$270,000	$1,067,000	$2,395,000	$—	$3,732,000
Construction	—	123,000	276,000	—	399,000
Other	1,647,000	563,000	1,265,000	—	3,475,000
Municipal	—	—	21,000	—	21,000
Residential
Term	286,000	311,000	541,000	—	1,138,000
Construction	—	10,000	19,000	—	29,000
Home equity line of credit	2,000	287,000	389,000	—	678,000
Consumer	—	269,000	306,000	—	575,000
Unallocated	—	—	—	1,425,000	1,425,000
	$2,205,000	$2,630,000	$5,212,000	$1,425,000	$11,472,000

As of December 31, 2017	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$224,000	$1,285,000	$2,363,000	$—	$3,872,000
Construction	—	153,000	281,000	—	434,000
Other	1,309,000	723,000	1,326,000	—	3,358,000
Municipal	—	—	20,000	—	20,000
Residential
Term	255,000	311,000	564,000	—	1,130,000
Construction	—	13,000	23,000	—	36,000
Home equity line of credit	24,000	297,000	371,000	—	692,000
Consumer	—	251,000	294,000	—	545,000
Unallocated	—	—	—	642,000	642,000
	$1,812,000	$3,033,000	$5,242,000	$642,000	$10,729,000

As of June 30, 2017	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$221,000	$1,467,000	$2,308,000	$—	$3,996,000
Construction	103,000	161,000	253,000	—	517,000
Other	36,000	829,000	1,306,000	—	2,171,000
Municipal	—	—	19,000	—	19,000
Residential
Term	209,000	249,000	541,000	—	999,000
Construction	—	8,000	18,000	—	26,000
Home equity line of credit	25,000	300,000	359,000	—	684,000
Consumer	—	245,000	284,000	—	529,000
Unallocated	—	—	—	1,670,000	1,670,000
	$594,000	$3,259,000	$5,088,000	$1,670,000	$10,611,000
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
The qualitative portion of the allowance for loan losses was 0.43% of related loans as of June 30, 2018, compared to 0.45% of related loans as of December 31, 2017. The qualitative portion declined nominally, or $30,000 between December 31, 2017 and June 30, 2018 due to a mix of factors.
The unallocated component of the allowance totaled $1,425,000 at June 30, 2018, or 12.4% of the total reserve. This compares to $642,000 or 6.0% as of December 31, 2017. The change supported general imprecision related to portfolio growth.
The allowance for loan losses as a percent of total loans stood at 0.94% as of June 30, 2018, compared to 0.92% as of December 31, 2017 and 0.95% as of June 30, 2017.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 32.5% of capital are below the regulatory guidance limit of 100.0% of capital at June 30, 2018. Construction loans and non-owner-occupied commercial real estate loans are at 129.9% of total capital, below the regulatory limit of 300.0% of capital at June 30, 2018.
The process of establishing the allowance with respect to the commercial loan portfolio begins when a Loan Officer or Senior Officer (or designate) initially assigns each loan a risk rating, using established credit criteria. Approximately 60% of a trailing four quarter average gross commercial portfolio is subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $500,000 and lines of credit greater than $250,000 are subject to review annually by the Company's internal credit review function. The methodology employs Management's judgment as to the level of losses on existing loans based on internal review of the loan portfolio, including an analysis of a borrower's current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business.

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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2018:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$1,404,000	$—	$1,404,000
2 Above Average	12,404,000	39,000	5,500,000	44,997,000	62,940,000
3 Satisfactory	73,164,000	3,027,000	40,950,000	603,000	117,744,000
4 Average	195,119,000	18,081,000	81,255,000	3,117,000	297,572,000
5 Watch	50,088,000	18,875,000	38,705,000	—	107,668,000
6 OAEM	1,410,000	—	1,373,000	—	2,783,000
7 Substandard	17,806,000	286,000	15,531,000	—	33,623,000
8 Doubtful	123,000	—	—	—	123,000
Total	$350,114,000	$40,308,000	$184,718,000	$48,717,000	$623,857,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2018.

The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2018, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2018:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2018
Beginning balance	$3,872,000	$434,000	$3,358,000	$20,000	$1,130,000	$36,000	$692,000	$545,000	$642,000	$10,729,000
Charge offs	—	—	17,000	—	96,000	—	115,000	145,000	—	373,000
Recoveries	—	—	10,000	—	42,000	—	13,000	51,000	—	116,000
Provision (credit)	(140,000)	(35,000)	124,000	1,000	62,000	(7,000)	88,000	124,000	783,000	1,000,000
Ending balance	$3,732,000	$399,000	$3,475,000	$21,000	$1,138,000	$29,000	$678,000	$575,000	$1,425,000	$11,472,000
For the three months ended June 30, 2018
Beginning balance	$3,732,000	$396,000	$3,540,000	$21,000	$1,129,000	$31,000	$716,000	$581,000	$811,000	$10,957,000
Charge offs	—	—	—	—	15,000	—	—	40,000	—	55,000
Recoveries	—	—	4,000	—	38,000	—	2,000	26,000	—	70,000
Provision (credit)	—	3,000	(69,000)	—	(14,000)	(2,000)	(40,000)	8,000	614,000	500,000
Ending balance	$3,732,000	$399,000	$3,475,000	$21,000	$1,138,000	$29,000	$678,000	$575,000	$1,425,000	$11,472,000
Allowance for loan losses as of June 30, 2018
Ending balance specifically evaluated for impairment	$270,000	$—	$1,647,000	$—	$286,000	$—	$2,000	$—	$—	$2,205,000
Ending balance collectively evaluated for impairment	$3,462,000	$399,000	$1,828,000	$21,000	$852,000	$29,000	$676,000	$575,000	$1,425,000	$9,267,000
Related loan balances as of June 30, 2018
Ending balance	$350,114,000	$40,308,000	$184,718,000	$48,717,000	$453,588,000	$14,583,000	$107,666,000	$24,746,000	$—	$1,224,440,000
Ending balance specifically evaluated for impairment	$8,908,000	$1,027,000	$9,439,000	$—	$11,774,000	$—	$1,028,000	$16,000	$—	$32,192,000
Ending balance collectively evaluated for impairment	$341,206,000	$39,281,000	$175,279,000	$48,717,000	$441,814,000	$14,583,000	$106,638,000	$24,730,000	$—	$1,192,248,000

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

As of June 30, 2018, 144,355 shares of restricted stock had been granted under the 2010 Plan, of which 67,689 shares remain restricted as of June 30, 2018 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2014	5.0	10,422	0.6
2015	5.0	12,023	1.6
2016	5.0	15,015	2.5
2017	3.0	4,902	1.6
2017	5.0	9,972	3.5
2018	1.0	300	0.6
2018	2.0	932	1.5
2018	3.0	2,400	2.6
2018	4.0	2,068	3.5
2018	5.0	9,655	4.5
		67,689	2.3
The compensation cost related to these restricted stock grants is $1,489,000 and is recognized over the vesting terms of each grant. In the six months ended June 30, 2018, $190,000 of expense was recognized for these restricted shares, leaving $869,000 in unrecognized expense as of June 30, 2018. In the six months ended June 30, 2017, $166,000 of expense was recognized for restricted shares, leaving $828,000 in unrecognized expense as of June 30, 2017.
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

Common Stock
Proceeds from sale of common stock totaled $310,000 and $329,000 for the six months ended June 30, 2018 and 2017, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2018 and 2017:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2018
Net income as reported	$11,240,000
Basic EPS: Income available to common shareholders	11,240,000	10,776,680	$1.04
Effect of dilutive securities: restricted stock		70,443
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,240,000	10,847,123	$1.04
For the six months ended June 30, 2017
Net income as reported	$9,520,000
Basic EPS: Income available to common shareholders	9,520,000	10,740,355	$0.89
Effect of dilutive securities: restricted stock		72,348
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,520,000	10,812,703	$0.88

The following table sets forth the computation of basic diluted EPS for the quarters ended June 30, 2018 and 2017:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2018
Net income as reported	$5,734,000
Basic EPS: Income available to common shareholders	5,734,000	10,779,275	$0.53
Effect of dilutive securities: restricted stock		70,443
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,734,000	10,849,718	$0.53
For the quarter ended June 30, 2017
Net income as reported	$4,883,000
Basic EPS: Income available to common shareholders	4,883,000	10,746,363	$0.45
Effect of dilutive securities: restricted stock		71,086
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,883,000	10,817,449	$0.45

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2017. The amount for 2018 has not been established. The expense related to the 401(k) plan was $288,000 and $243,000 for the six months ended June 30, 2018 and 2017, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $86,000 for the six months ended June 30, 2018 and $108,000 for the the same period in 2017. As of June 30, 2018, the associated accrued liability included in other liabilities in the balance sheet was $3,003,000 compared to $3,060,000 and $3,042,000 at December 31, 2017 and June 30, 2017, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the six months ended June 30,
	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$1,874,000	$1,870,000
Interest cost	38,000	38,000
Benefits paid	(56,000)	(64,000)
Benefit obligation at end of period	$1,856,000	$1,844,000
Funded status
Benefit obligation at end of period	$(1,856,000)	$(1,844,000)
Unamortized loss	186,000	102,000
Accrued benefit cost at end of period	$(1,670,000)	$(1,742,000)
The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarter ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Interest cost	$38,000	$38,000	$19,000	$19,000
Net periodic benefit cost	$38,000	$38,000	$19,000	$19,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	June 30, 2018	December 31, 2017	June 30, 2017
Unamortized net actuarial loss	$(186,000)	$(186,000)	$(156,000)
Deferred tax benefit at 21% (for June 30, 2018 and December 31, 2017) and 35% (for June 30, 2017)	39,000	39,000	54,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(147,000)	$(147,000)	$(102,000)

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the six months and quarter ended June 30, 2018 and 2017.

	For the six months ended June 30,		For the quarter ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$(2,901,000)	$(935,000)	$(6,210,000)	$(934,000)
Unrealized gains (losses) arising during the period	(5,363,000)	541,000	(1,311,000)	536,000
Reclassification of realized gains during the period	(136,000)	(3,000)	—	—
Related deferred taxes (at a Federal Income Tax rate of 21% for June 30, 2018 and 35% for June 30, 2017)	1,155,000	(188,000)	276,000	(187,000)
Net change	(4,344,000)	350,000	(1,035,000)	349,000
Balance at end of period	$(7,245,000)	$(585,000)	$(7,245,000)	$(585,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the six months and quarter ended June 30, 2018 and 2017.

	For the six months ended June 30,		For the quarter ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$(174,000)	$(129,000)	$(182,000)	$(133,000)
Amortization of net unrealized losses	(19,000)	(12,000)	(9,000)	(6,000)
Related deferred taxes (at a Federal Income Tax rate of 21% for June 30, 2018 and 35% for June 30, 2017)	4,000	4,000	2,000	2,000
Net change	(15,000)	(8,000)	(7,000)	(4,000)
Balance at end of period	$(189,000)	$(137,000)	$(189,000)	$(137,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the six months and quarter ended June 30, 2018 and 2017.

	For the six months ended June 30,		For the quarter ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$1,544,000	$1,163,000	$1,928,000	$1,226,000
Unrealized gains, (losses) on cash flow hedging derivatives arising during the period	661,000	(167,000)	175,000	(263,000)
Related deferred taxes (at a Federal Income Tax rate of 21% for June 30, 2018 and 35% for June 30, 2017)	(139,000)	59,000	(37,000)	92,000
Net change	522,000	(108,000)	138,000	(171,000)
Balance at end of period	$2,066,000	$1,055,000	$2,066,000	$1,055,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the six months and quarter ended June 30, 2018 and 2017.

	For the six months ended June 30,		For the quarter ended June 30,
	2018	2017	2018	2017
Unrecognized postretirement benefits at beginning of period	$(147,000)	$(102,000)	$(147,000)	$(102,000)
Amortization of unrecognized transition obligation	—	—	—	—
Change in unamortized net actuarial gain (loss)	—	—	—	—
Related deferred taxes (at a Federal Income Tax rate of 21% for June 30, 2018 and 35% for June 30, 2017)	—	—	—	—
Unrecognized postretirement benefits at end of period	$(147,000)	$(102,000)	$(147,000)	$(102,000)

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
In 2016, then again in 2018, interest rate swaps were contracted to limit the Company’s exposure to rising interest rates on short-term liabilities indexed to one-month London Inter-bank Offered Rates (LIBOR). The interest rate swaps were designated as cash flow hedges.
The details of the interest rate swap agreements are as follows:

					June 30, 2018	December 31, 2017	June 30, 2017
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.940%	$1,521,000	$1,154,000	$952,000
20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.893%	1,041,000	801,000	671,000
25,000,000	June 5, 2018	December 5, 2019	1-Month USD LIBOR	2.466%	11,000	—	—
25,000,000	June 5, 2018	June 5, 2020	1-Month USD LIBOR	2.547%	19,000	—	—
25,000,000	June 5, 2018	December 5, 2020	1-Month USD LIBOR	2.603%	24,000	—	—
$125,000,000					$2,616,000	$1,955,000	$1,623,000
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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2018, the prepayment assumption using the PSA model was 126, which translates into an anticipated prepayment rate of 7.56%. The discount rate is 9.50%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2018 and 2017, servicing rights capitalized totaled $119,000 and $339,000, respectively. Servicing rights amortized for the six-month periods ended June 30, 2018 and 2017 were $102,000 and $274,000, respectively. The fair value of servicing rights was $2,581,000, $2,321,000 and $1,888,000 at June 30, 2018, December 31, 2017 and June 30, 2017, respectively. The Bank serviced loans for others totaling $259,105,000, $260,258,000 and $252,152,000 at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2018	December 31, 2017	June 30, 2017
Mortgage servicing rights	$5,546,000	$5,428,000	$5,199,000
Accumulated amortization	(4,261,000)	(4,160,000)	(4,072,000)
Impairment reserve	—	—	(18,000)
	$1,285,000	$1,268,000	$1,109,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2018 and 2017, and at December 31, 2017:

	June 30, 2018	December 31, 2017	June 30, 2017
Certificates of deposit < $100,000	$400,680,000	$284,066,000	$270,875,000
Certificates $100,000 to $250,000	204,311,000	232,759,000	212,063,000
Certificates $250,000 and over	52,400,000	42,176,000	44,556,000
	$657,391,000	$559,001,000	$527,494,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2018 and 2017, and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets that were measured at fair value on a recurring basis as of June 30, 2018, December 31, 2017 and June 30, 2017.

	At June 30, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$297,378,000	$—	$297,378,000
State and political subdivisions	—	4,692,000	—	4,692,000
Other equity securities	—	2,978,000	—	2,978,000
Total securities available for sale	—	305,048,000	—	305,048,000
Interest rate swap agreements	—	2,616,000	—	2,616,000
Total assets	$—	$307,664,000	$—	$307,664,000

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$289,989,000	$—	$289,989,000
State and political subdivisions	—	6,769,000	—	6,769,000
Other equity securities	—	3,414,000	—	3,414,000
Total securities available for sale	—	300,172,000	—	300,172,000
Interest rate swap agreements	—	1,955,000	—	1,955,000
Total assets	$—	$302,127,000	$—	$302,127,000

	At June 30, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$288,991,000	$—	$288,991,000
State and political subdivisions	—	15,828,000	—	15,828,000
Other equity securities	—	3,327,000	—	3,327,000
Total securities available for sale	—	308,146,000	—	308,146,000
Interest rate swap agreements	—	1,623,000	—	1,623,000
Total assets	$—	$309,769,000	$—	$309,769,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $53,000 and $39,000 at December 31, 2017, and June 30, 2017, respectively. There was no allowance at June 30, 2018. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $1,893,000, $1,531,000 and $202,000 at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

	At June 30, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$609,000	$—	$609,000
Impaired loans	—	6,387,000	—	6,387,000
Total assets	$—	$6,996,000	$—	$6,996,000

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,012,000	$—	$1,012,000
Impaired loans	—	6,521,000	—	6,521,000
Total assets	$—	$7,533,000	$—	$7,533,000

	At June 30, 2017
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$324,000	$—	$324,000
Impaired loans	—	269,000	—	269,000
Total assets	$—	$593,000	$—	$593,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2018 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,056,000	$21,056,000	$21,056,000	$—	$—
Interest bearing deposits in other banks	1,616,000	1,616,000	1,616,000	—	—
Securities available for sale	305,048,000	305,048,000	—	305,048,000	—
Securities to be held to maturity	260,077,000	256,316,000	—	256,316,000	—
Restricted equity securities	12,363,000	12,363,000	—	12,363,000	—
Loans held for sale	481,000	481,000	—	481,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	345,853,000	338,784,000	—	423,000	338,361,000
Construction	39,852,000	39,037,000	—	—	39,037,000
Other	180,750,000	178,904,000	—	5,527,000	173,377,000
Municipal	48,693,000	47,790,000	—	—	47,790,000
Residential
Term	452,289,000	441,029,000	—	339,000	440,690,000
Construction	14,550,000	14,443,000	—	—	14,443,000
Home equity line of credit	106,892,000	105,264,000	—	98,000	105,166,000
Consumer	24,089,000	23,322,000	—	—	23,322,000
Total loans	1,212,968,000	1,188,573,000	—	6,387,000	1,182,186,000
Mortgage servicing rights	1,285,000	2,581,000	—	2,581,000	—
Interest rate swap agreements	2,616,000	2,616,000	—	2,616,000	—
Accrued interest receivable	7,723,000	7,723,000	—	7,723,000	—
Financial liabilities
Demand deposits	$146,964,000	$136,167,000	$—	$136,167,000	$—
NOW deposits	282,449,000	254,619,000	—	254,619,000	—
Money market deposits	100,378,000	93,978,000	—	93,978,000	—
Savings deposits	229,464,000	194,141,000	—	194,141,000	—
Local certificates of deposit	267,932,000	263,342,000	—	263,342,000	—
National certificates of deposit	389,459,000	389,062,000	—	389,062,000	—
Total deposits	1,416,646,000	1,331,309,000	—	1,331,309,000	—
Repurchase agreements	91,764,000	88,560,000	—	88,560,000	—
Federal Home Loan Bank advances	205,691,000	204,476,000	—	204,476,000	—
Total borrowed funds	297,455,000	293,036,000	—	293,036,000	—
Accrued interest payable	943,000	943,000	—	943,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2017 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,207,000	$19,207,000	$19,207,000	$—	$—
Interest bearing deposits in other banks	860,000	860,000	860,000	—	—
Securities available for sale	300,172,000	300,172,000	—	300,172,000	—
Securities to be held to maturity	256,567,000	259,655,000	—	259,655,000	—
Restricted equity securities	10,358,000	10,358,000	—	10,358,000	—
Loans held for sale	386,000	386,000	—	386,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	319,691,000	311,321,000	—	72,000	311,249,000
Construction	37,594,000	36,610,000	—	—	36,610,000
Other	177,956,000	175,455,000	—	6,018,000	169,437,000
Municipal	33,370,000	33,280,000	—	—	33,280,000
Residential
Term	431,459,000	431,028,000	—	391,000	430,637,000
Construction	17,830,000	17,613,000	—	—	17,613,000
Home equity line of credit	110,566,000	109,012,000	—	40,000	108,972,000
Consumer	24,944,000	24,408,000	—	—	24,408,000
Total loans	1,153,410,000	1,138,727,000	—	6,521,000	1,132,206,000
Mortgage servicing rights	1,268,000	2,321,000	—	2,321,000	—
Interest rate swap agreements	1,955,000	1,955,000	—	1,955,000	—
Accrued interest receivable	5,867,000	5,867,000	—	5,867,000	—
Financial liabilities
Demand deposits	$145,332,000	$139,350,000	$—	$139,350,000	$—
NOW deposits	318,043,000	295,775,000	—	295,775,000	—
Money market deposits	163,898,000	153,497,000	—	153,497,000	—
Savings deposits	232,605,000	203,799,000	—	203,799,000	—
Local certificates of deposit	223,074,000	220,734,000	—	220,734,000	—
National certificates of deposit	335,927,000	335,775,000	—	335,775,000	—
Total deposits	1,418,879,000	1,348,930,000	—	1,348,930,000	—
Repurchase agreements	70,564,000	67,976,000	—	67,976,000	—
Federal Home Loan Bank advances	158,194,000	156,396,000	—	156,396,000	—
Total borrowed funds	228,758,000	224,372,000	—	224,372,000	—
Accrued interest payable	642,000	642,000	—	642,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2017 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,189,000	$20,189,000	$20,189,000	$—	$—
Interest bearing deposits in other banks	3,820,000	3,820,000	3,820,000	—	—
Securities available for sale	308,146,000	308,146,000	—	308,146,000	—
Securities to be held to maturity	244,123,000	246,238,000	—	246,238,000	—
Restricted equity securities	12,311,000	12,311,000	—	12,311,000	—
Loans held for sale	865,000	865,000	—	865,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	301,722,000	295,339,000	—	—	295,339,000
Construction	32,989,000	32,291,000	—	—	32,291,000
Other	171,099,000	169,509,000	—	33,000	169,476,000
Municipal	28,672,000	28,902,000	—	—	28,902,000
Residential
Term	425,985,000	428,556,000	—	236,000	428,320,000
Construction	15,025,000	14,983,000	—	—	14,983,000
Home equity line of credit	109,516,000	107,855,000	—	—	107,855,000
Consumer	25,046,000	24,654,000	—	—	24,654,000
Total loans	1,110,054,000	1,102,089,000	—	269,000	1,101,820,000
Mortgage servicing rights	1,109,000	1,888,000	—	1,888,000	—
Interest rate swap agreements	1,623,000	1,623,000	—	1,623,000	—
Accrued interest receivable	7,192,000	7,192,000	—	7,192,000	—
Financial liabilities
Demand deposits	$137,061,000	$133,002,000	$—	$133,002,000	$—
NOW deposits	293,553,000	274,476,000	—	274,476,000	—
Money market deposits	134,760,000	126,402,000	—	126,402,000	—
Savings deposits	226,391,000	200,712,000	—	200,712,000	—
Local certificates of deposit	217,495,000	217,021,000	—	217,021,000	—
National certificates of deposit	309,999,000	309,853,000	—	309,853,000	—
Total deposits	1,319,259,000	1,261,466,000	—	1,261,466,000	—
Repurchase agreements	67,154,000	64,852,000	—	64,852,000	—
Federal Home Loan Bank advances	215,123,000	214,893,000	—	214,893,000	—
Total borrowed funds	282,277,000	279,745,000	—	279,745,000	—
Accrued interest payable	603,000	603,000	—	603,000	—

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, and anticipates it may have a material impact. The Bank has formed an implementation committee for ASU No. 2016-13. To date, committee members have participated in educational seminars on the new standards, begun the process of identifying the historical data sets that will be necessary to implement the new standard, and have chosen a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. Implementation of this software is in process.
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2018	2017	2018	2017
Net interest income as presented	$24,678	$23,141	$12,269	$11,665
Effect of tax-exempt income	1,046	1,951	533	1,004
Net interest income, tax equivalent	$25,724	$25,092	$12,802	$12,669
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2018	2017	2018	2017
Non-interest expense, as presented	$16,755	$15,338	$8,176	$7,640
Net interest income, as presented	24,678	23,141	12,269	11,665
Effect of tax-exempt interest income	1,046	1,951	533	1,004
Non-interest income, as presented	6,313	5,845	3,181	3,002
Effect of non-interest tax-exempt income	83	165	41	83
Net securities gains	(136)	(3)	—	—
Adjusted net interest income plus non-interest income	$31,984	$31,099	$16,024	$15,754
Non-GAAP efficiency ratio	52.39%	49.32%	51.02%	48.50%
GAAP efficiency ratio	54.06%	52.92%	52.92%	52.09%
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

The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2018	2017	2018	2017
Average shareholders' equity as presented	$182,979	$177,122	$183,898	$178,628
Less average intangible assets	(30,011)	(30,055)	(30,021)	(30,060)
Average tangible shareholders' common equity	$152,968	$147,067	$153,877	$148,568

Executive Summary
Net income for the six months ended June 30, 2018 was $11.2 million, up $1.7 million or 18.1% from the same period in 2017. Earnings per common share on a fully diluted basis were $1.04 for the six months ended June 30, 2018, up $0.16 or 18.2% from the $0.88 posted for the same period in 2017. For the quarter ended June 30, 2018, net income was $5.7 million, up $851,000 or 17.4% from the same period in 2017. Earnings per common share on a fully diluted basis were $0.53 for the quarter ended June 30, 2018, up $0.08 or 17.8% from the $0.45 posted in 2017. Compared to the previous quarter, net income was up $228,000 or 4.1% and earnings per common share on a fully diluted basis were up $0.02 or 3.9%.
This was the best quarter in the Company's history, including another quarter of record earnings. Continued growth in earning assets resulted in increased net interest income despite the headwinds of higher funding costs. The Company's fee-based business lines continue to generate year-over-year revenue growth, led by First Advisors, the Bank's trust and investment management division, where revenues are up 15% over the first six months of last year. Based upon the strength of the Company's earnings, the dividend was increased to 29 cents per share in the second quarter, representing a payout to our shareholders of 54.72% of net income for the period.
Net interest income on a tax-equivalent basis was up $632,000 or 2.5% in the six months ended June 30, 2018 compared to the same period in 2017, with the increase primarily attributable to growth in earning assets. This growth fully offset a year-over-year decline in our net interest margin from 3.04% in the first six months of 2017 to 2.94% in the first six months of 2018. For the quarter ended June 30, 2018, net interest income on a tax-equivalent basis increased $133,000 or 1.0% compared to the same period in 2017, again primarily attributable to earning asset growth. The net interest margin for the second quarter of 2018 was 2.88%, down from 3.03% in the second quarter of 2017.
Non-interest income for the six months ended June 30, 2018 was up $468,000 or 8.0%, from the six months ended June 30, 2017, led by revenue growth at First Advisors, the Bank’s trust and investment management division. Non-interest expense for the six months ended June 30, 2018 was up $1.4 million or 9.2%, from the same period in 2017, primarily due to higher employee costs as we continue to invest in the people and technology to sustain growth.
Credit quality remains solid. Non-performing assets stood at 0.78% of total assets as of June 30, 2018 - up from the 0.44% level of non-performing assets as of June 30, 2017 and down from 0.86% as of December 31, 2017. Total past-due loans were 0.61% of total loans as of June 30, 2018, down from 1.60% of total loans as of December 31, 2017 and 0.87% as of June 30, 2017.
The provision for loan losses for the first six months of 2018 was $1.0 million, level with the amount provisioned in the same period in 2017. Net loan chargeoffs for the six months ended June 30, 2018 were $257,000 or 0.04% of average loans on an annualized basis. This was down $270,000 from net chargeoffs of $527,000 or 0.10% of average loans on an annualized basis for the six months ended June 30, 2017. The allowance for loan losses increased $743,000 between December 31, 2017 and June 30, 2018, and is 0.94% of loans outstanding as of June 30, 2018, up slightly from 0.92% as of as of December 31, 2017 and down slightly from 0.95% of total loans as of June 30, 2017.
The strong growth on both sides of the balance sheet experienced in 2017 continued into the first six months of 2018. Total assets have increased $71.0 million or 3.9% year-to-date. The loan portfolio increased $60.3 million or 5.2% in the six months ended June 30, 2018 and $103.8 million or 9.3% from a year ago. The majority of the loan growth has been in commercial and municipal loans, with modest growth in residential term mortgage loans. The investment portfolio has increased $10.4 million year-to-date and increased $12.9 million or 2.3% from a year ago. On the liability side of the balance sheet, low-cost deposits have decreased $37.1 million or 5.3% year-to-date, in-line with our normal seasonal deposit flow pattern. Year-over-year low-cost deposits increased $1.9 million or 0.3%. Local certificates of deposit ("CDs") decreased $2.1 million and wholesale CDs increased $96.3 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 14.98%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.

The Company's operating ratios remain good, with a return on average tangible common equity of 14.82% for the six months ended June 30, 2018 compared to 13.05% for the same period in 2017. Based upon March 31, 2018 data, our return on average tangible common equity was in the top 23% of all banks in the UBPR peer group, which had an average return on equity of 11.60%. Our efficiency ratio continues to be an important component in our overall performance and stood at 52.39% for the six months ended June 30, 2018 compared to 49.32% for the same period in 2017. The increase being attributable to increased operating expenses and a reduction in tax equivalent revenue from the Company's tax exempt assets, as as a result of the Tax Cuts and Jobs Act of 2017 ("the TCJA"). This ratio remains well below the UBPR peer group average of 62.16% as of March 31, 2018.
Net Interest Income
Total interest income of $33.7 million for the six months ended June 30, 2018 was an increase of $4.2 million or 14.1% compared to total interest income of $29.5 million for the same period of 2017. Total interest expense of $9.0 million for the six months ended June 30, 2018 was an increase of $2.6 million or 41.3% compared to total interest expense for the six months ended June 30, 2017. As a result, net interest income of $24.7 million for the six months ended June 30, 2018 was an increase of $1.5 million or 6.6% compared to net interest income of $23.1 million for the same period ended June 30, 2017. The Company's net interest margin on a tax-equivalent basis decreased from 3.04% for the six months ended June 30, 2017 to 2.94% for the six months ended June 30, 2018. Tax-exempt interest income amounted to $3.9 million for the six months ended June 30, 2018 and $3.6 million for the same period of 2017.
Total interest income of $17.2 million for the quarter ended June 30, 2018 is a 14.7% increase from total interest income of $15.0 million in the comparable period of 2017. Total interest expense of $4.9 million for the quarter ended June 30, 2018 is a 47.9% increase from total interest expense of $3.3 million for the comparable period of 2017. As a result, net interest income increased 5.2% or $604,000 to $12.3 million for the quarter ended June 30, 2018, from the $11.7 million reported for the same period in 2017. The Company's net interest margin on a tax-equivalent basis decreased from 3.03% for the quarter ended June 30, 2017 to 2.88% for the quarter ended June 30, 2018. Tax-exempt interest income amounted to $2.0 million for the quarters ended June 30, 2018 and and $1.9 million for the same period of 2017.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2018 and 2017. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate in 2018, and a 35.0% rate in 2017.

	For the six months ended
	June 30, 2018		June 30, 2017
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$17	1.84%	$23	0.88%
Investments	9,130	3.22%	9,449	3.38%
Loans held for sale	5	3.26%	12	3.82%
Loans	25,550	4.33%	21,959	4.05%
Total interest income	34,702	3.97%	31,443	3.81%
Interest expense
Deposits	6,857	1.09%	4,296	0.76%
Other borrowings	2,121	1.60%	2,056	1.65%
Total interest expense	8,978	1.18%	6,352	0.92%
Net interest income	$25,724		$25,091
Interest rate spread		2.79%		2.89%
Net interest margin		2.94%		3.04%

	For the quarters ended
	June 30, 2018		June 30, 2017
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$6	1.72%	$8	1.08%
Investments	4,624	3.24%	4,779	3.38%
Loans held for sale	8	13.15%	7	3.86%
Loans	13,100	4.36%	11,212	4.07%
Total interest-earning assets	17,738	4.00%	16,006	3.83%
Interest expense
Deposits	3,758	1.18%	2,302	0.80%
Other borrowings	1,178	1.73%	1,035	1.65%
Total interest expense	4,936	1.28%	3,337	0.95%
Net interest income	$12,802		$12,669
Interest rate spread		2.72%		2.88%
Net interest margin		2.88%		3.03%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2018 compared to 2017. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% tax rate in 2018 and 35% in 2017.

For the six months ended June 30, 2018 compared to 2017
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(15)	$25	$(16)	$(6)
Investment securities	134	(447)	(6)	(319)
Loans held for sale	(3)	4	(2)	(1)
Loans	1,942	1,510	133	3,585
Change in interest income	2,058	1,092	109	3,259
Interest expense
Deposits	468	1,888	205	2,561
Other borrowings	131	(62)	(4)	65
Change in interest expense	599	1,826	201	2,626
Change in net interest income	$1,459	$(734)	$(92)	$633
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2018 compared to 2017
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(4)	$5	$(3)	$(2)
Investment securities	44	(197)	(2)	(155)
Loans held for sale	(5)	17	(11)	1
Loans	1,034	782	72	1,888
Change in interest income	1,069	607	56	1,732
Interest expense
Deposits	238	1,103	115	1,456
Other borrowings	86	53	4	143
Change in interest expense	324	1,156	119	1,599
Change in net interest income	$745	$(549)	$(63)	$133

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters ended ended June 30, 2018 and 2017.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Assets
Cash and cash equivalents	$16,511	$16,323	$16,455	$16,683
Interest-bearing deposits in other banks	1,868	5,958	1,398	3,899
Securities available for sale	302,517	311,502	302,684	310,785
Securities to be held to maturity	257,552	238,915	258,640	244,332
Restricted equity securities, at cost	11,458	13,092	11,541	12,516
Loans held for sale	309	633	244	727
Loans	1,190,132	1,093,463	1,205,976	1,104,134
Allowance for loan losses	(11,005)	(10,344)	(11,138)	(10,447)
Net loans	1,179,127	1,083,119	1,194,838	1,093,687
Accrued interest receivable	6,782	6,364	7,256	6,839
Premises and equipment	22,134	21,833	21,927	21,615
Other real estate owned	1,020	348	947	351
Goodwill	29,805	29,805	29,805	29,805
Other assets	39,928	36,258	40,540	36,584
Total Assets	$1,869,011	$1,764,150	$1,886,275	$1,777,823

Liabilities & Shareholders' Equity
Demand deposits	$139,358	$179,525	$141,863	$178,244
NOW deposits	301,009	264,845	296,951	261,261
Money market deposits	115,124	131,889	103,603	128,662
Savings deposits	232,002	221,974	229,818	224,045
Certificates of deposit	620,194	525,135	644,829	541,577
Total deposits	1,407,687	1,323,368	1,417,064	1,333,789
Borrowed funds – short term	201,380	125,445	207,853	157,154
Borrowed funds – long term	65,116	125,123	65,116	94,922
Dividends payable	1,044	1,040	933	795
Other liabilities	10,805	12,052	11,411	12,535
Total Liabilities	1,686,032	1,587,028	1,702,377	1,599,195
Shareholders' Equity:
Common stock	108	108	108	108
Additional paid-in capital	61,969	60,961	62,092	61,082
Retained earnings	125,608	115,707	127,125	116,801
Net unrealized loss on securities available for sale	(6,273)	(525)	(7,058)	(207)
Net unrealized loss on securities transferred from available for sale to held to maturity	(181)	(133)	(184)	(134)
Net unrealized gain on cash flow hedging derivative instruments	1,895	1,106	1,962	1,080
Net unrealized loss on postretirement benefit costs	(147)	(102)	(147)	(102)
Total Shareholders' Equity	182,979	177,122	183,898	178,628
Total Liabilities & Shareholders' Equity	$1,869,011	$1,764,150	$1,886,275	$1,777,823

Non-Interest Income
Non-interest income of $6.3 million for the six months ended June 30, 2018 is an increase of $468,000 compared to the same period in 2017, led by revenue growth at First Advisors, the Bank’s trust and investment management division. Non-interest income of $3.2 million for the quarter ended June 30, 2018 is an increase of $179,000 compared to the same period in 2017, primarily due the reasons mentioned above.
Non-Interest Expense
Non-interest expense of $16.8 million for the six months ended June 30, 2018 is an increase of 9.2% or $1.4 million compared to non-interest expense of $15.3 million for the same period in 2017, primarily due to higher employee costs as we continue to invest in the people and technology to sustain growth. The Company's efficiency ratio stood at 52.39% for the six months ended June 30, 2018, up from 49.32% for the same period in 2017, primarily due to TCJA and higher operating costs. Noninterest expense of $8.2 million for the quarter ended June 30, 2018 is an increase of 7.0% compared to noninterest expense of $7.6 million for the same period in 2017 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $2.0 million for the six months ended June 30, 2018, down $1.1 million from the same period in 2017. As expected, the TCJA resulted in a significant income tax expense savings from the prior year.
Investments
The Company's investment portfolio increased by $10.4 million between December 31, 2017 and June 30, 2018. As of June 30, 2018, mortgage-backed securities had a carrying value and a fair value of $318.0 million. Of this total, securities with a fair value of $135.0 million or 42.5% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $183.0 million or 57.5% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $189,000 at June 30, 2018. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2018 and 2017 and December 31, 2017.

Dollars in thousands	June 30, 2018	December 31, 2017	June 30, 2017
Securities available for sale
Mortgage-backed securities	$297,378	$289,989	$288,991
State and political subdivisions	4,692	6,769	15,828
Other equity securities	2,978	3,414	3,327
	$305,048	$300,172	$308,146
Securities to be held to maturity
U.S. government-sponsored agencies	$11,155	$11,155	$11,152
Mortgage-backed securities	20,585	23,284	27,224
State and political subdivisions	224,037	217,828	201,447
Corporate securities	4,300	4,300	4,300
	$260,077	$256,567	$244,123
Restricted equity securities
Federal Home Loan Bank Stock	$11,326	$9,321	$11,274
Federal Reserve Bank Stock	1,037	1,037	1,037
	$12,363	$10,358	$12,311
Total securities	$577,488	$567,097	$564,580

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2018. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	7,255	3.03%
Due after 10 years	—	0.00%	3,900	3.05%
Total	—	0.00%	11,155	3.04%
Mortgage-Backed Securities
Due in 1 year or less	34	4.43%	—	0.00%
Due in 1 to 5 years	8,966	3.17%	3,410	2.67%
Due in 5 to 10 years	65,428	3.08%	12,572	3.26%
Due after 10 years	222,950	2.46%	4,603	4.96%
Total	297,378	2.62%	20,585	3.55%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,027	5.25%
Due in 1 to 5 years	375	5.67%	20,211	5.80%
Due in 5 to 10 years	4,317	4.40%	131,269	4.72%
Due after 10 years	—	0.00%	71,530	4.60%
Total	4,692	4.50%	224,037	4.78%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.50%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.22%
Equity Securities	2,978	0.01%	—	0.00%
	$305,048	2.62%	$260,077	4.62%

Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at June 30, 2018 amounted to $14.8 million, or 2.62% of the amortized cost of the total securities portfolio. At December 31, 2017 this amount was $5.9 million, or 1.08% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of June 30, 2018, the Company had temporarily impaired securities with a fair value of $412.8 million and unrealized losses of $14.8 million, as identified in the table below. The level of temporary impairment was up from December 31, 2017 as a result of a shift in the yield curve and a corresponding decrease in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $132.6 million as of June 30, 2018, compared with $144.4 million at December 31, 2017. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2018:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$6,882	$(373)	$3,689	$(211)	$10,571	$(584)
Mortgage-backed securities	202,673	(5,660)	91,977	(3,757)	294,650	(9,417)
State and political subdivisions	70,674	(1,728)	36,909	(3,025)	107,583	(4,753)
	$280,229	$(7,761)	$132,575	$(6,993)	$412,804	$(14,754)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2018, there were $584,000 unrealized losses on these securities compared to $180,000 unrealized losses as of December 31, 2017. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at June 30, 2018.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2018, there were $9.4 million of unrealized losses on these securities compared with $4.6 million at December 31, 2017. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2018 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2018. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2018, there were $4.8 million of unrealized losses on these securities compared to $1.2 million at December 31, 2017. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At June 30, 2018, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2018 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2018. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of June 30, 2018, or at December 31, 2017. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2018, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other equity securities. As of June 30, 2018, there were no unrealized losses on other equity securities compared with $3,000 at December 31, 2017. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2018, 2017 and December 31, 2017, the Bank's investment in FHLB stock totaled $11.3 million, $11.3 million and $9.3 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2018. The Company will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2018, the Bank had $481,000 in loans held for sale. This compares to $386,000 in loans held for sale at December 31, 2017 and $865,000 in loans held for sale at June 30, 2017. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first six months of 2018, with total loans at $1.22 billion at June 30, 2018, up $60.3 million or 5.2% from total loans of $1.16 billion at December 31, 2017. Commercial loans increased $31.7 million or 5.8% between December 31, 2017 and June 30, 2018, municipal loans increased $15.3 million or 45.9%, residential term loans increased $20.9 million and home equity lines of credit decreased $3.6 million.
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
Construction loans, both commercial and residential, at 32.5% of capital are well under the regulatory guidance of 100.0% of capital at June 30, 2018. Construction loans and non-owner-occupied commercial real estate loans are at 129.9% of total capital, well under the regulatory guidance of 300.0% of capital at June 30, 2018.
The following table summarizes the loan portfolio, by class, at June 30, 2018 and 2017 and December 31, 2017.

Dollars in thousands	June 30, 2018		December 31, 2017		June 30, 2017
Commercial
Real estate	$350,114	28.6%	$323,809	27.8%	$306,490	27.4%
Construction	40,308	3.3%	38,056	3.3%	33,605	3.0%
Other	184,718	15.1%	181,528	15.6%	173,691	15.5%
Municipal	48,717	4.0%	33,391	2.9%	28,695	2.6%
Residential
Term	453,588	37.0%	432,661	37.1%	427,171	38.1%
Construction	14,583	1.2%	17,868	1.5%	15,056	1.3%
Home equity line of credit	107,666	8.8%	111,302	9.6%	110,328	9.8%
Consumer	24,746	2.0%	25,524	2.2%	25,629	2.3%
Total loans	$1,224,440	100.0%	$1,164,139	100.0%	$1,120,665	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2018.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$6,271	$29,341	$40,182	$274,320	$350,114
Construction	1,760	5,368	2,259	30,921	40,308
Other	15,681	63,474	46,150	59,413	184,718
Municipal	24,238	6,300	13,946	4,233	48,717
Residential
Term	1,929	7,799	27,105	416,755	453,588
Construction	207	17	47	14,312	14,583
Home equity line of credit	770	365	391	106,140	107,666
Consumer	8,266	4,526	2,666	9,288	24,746
Total loans	$59,122	$117,190	$132,746	$915,382	$1,224,440
The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2018.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$68,505	5.6%	$281,609	23.0%	$350,114	28.6%
Construction	9,289	0.8%	31,019	2.5%	40,308	3.3%
Other	70,318	5.7%	114,400	9.3%	184,718	15.1%
Municipal	47,322	3.9%	1,395	0.1%	48,717	4.0%
Residential
Term	325,689	26.6%	127,899	10.4%	453,588	37.0%
Construction	14,413	1.2%	170	0.0%	14,583	1.2%
Home equity line of credit	615	0.1%	107,051	8.7%	107,666	8.8%
Consumer	18,321	1.5%	6,425	0.5%	24,746	2.0%
Total loans	$554,472	45.4%	$669,968	54.6%	$1,224,440	100.0%

Loan Concentrations
As of June 30, 2018, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.
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
The process of establishing the allowance with respect to the commercial loan portfolio begins when a Loan Officer or Senior Officer (or designate) initially assigns each loan a risk rating, using established credit criteria. Approximately 60% of a trailing four quarter average gross commercial portfolio is subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $500,000 and lines of credit greater than $250,000 are subject to review annually by the Company's internal credit review function. Our methodology employs Management's judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2018, impaired loans with specific reserves totaled $12.9 million and the amount of such reserves was $2.2 million. This compares to impaired loans with specific reserves of $13.4 million at December 31, 2017 and the amount of such reserves was $1.8 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2018 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of June 30, 2018 and 2017 and December 31, 2017. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2018		December 31, 2017		June 30, 2017
Commercial
Real estate	$3,732	28.6%	$3,872	27.8%	$4,019	27.4%
Construction	399	3.3%	434	3.3%	519	3.0%
Other	3,475	15.1%	3,358	15.6%	2,184	15.5%
Municipal	21	4.0%	20	2.9%	19	2.6%
Residential
Term	1,138	37.0%	1,130	37.1%	999	38.1%
Construction	29	1.2%	36	1.5%	26	1.3%
Home equity line of credit	678	8.8%	692	9.6%	684	9.8%
Consumer	575	2.0%	545	2.2%	491	2.3%
Unallocated	1,425	—%	642	—%	1,670	—%
Total	$11,472	100.0%	$10,729	100.0%	$10,611	100.0%

The allowance for loan losses totaled $11.5 million at June 30, 2018, compared to $10.7 million as of December 31, 2017 and $10.6 million as of June 30, 2017. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $393,000 in the first six months of 2018 from $1.8 million at December 31, 2017 to $2.2 million at June 30, 2018. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $403,000 in the first six months of 2018. The portion of the reserve based on qualitative factors declined nominally, or $30,000 in the first six months of 2018 due to a mix of factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the change in unallocated reserves from $642,000, or 6.0% of the total reserve at December 31, 2017, to $1.4 million, or 12.4% as of June 30, 2018, supported general imprecision related to portfolio growth.

A breakdown of the allowance for loan losses as of June 30, 2018, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$270	$1,067	$2,395	$—	$3,732
Construction	—	123	276	—	399
Other	1,647	563	1,265	—	3,475
Municipal	—	—	21	—	21
Residential
Term	286	311	541	—	1,138
Construction	—	10	19	—	29
Home equity line of credit	2	287	389	—	678
Consumer	—	269	306	—	575
Unallocated	—	—	—	1,425	1,425
	$2,205	$2,630	$5,212	$1,425	$11,472
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $1.0 million for the first six months of 2018 and the first six months of 2017. Net chargeoffs were $257,000 in the first six months of 2018, down from $527,000 in the first six months of 2017. Our allowance as a percentage of outstanding loans was 0.94% as of June 30, 2018, up from 0.92% reported as of December 31, 2017, and down from 0.95% as of June 30, 2017.

The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017:

Dollars in thousands	June 30, 2018	December 31, 2017	June 30, 2017
Balance at the beginning of year	$10,729	$10,138	$10,138
Loans charged off:
Commercial
Real estate	—	587	305
Construction	—	—	—
Other	17	212	58
Municipal	—	—	—
Residential
Term	96	456	70
Construction	—	—	—
Home equity line of credit	115	28	28
Consumer	145	335	156
Total	373	1,618	617
Recoveries on loans previously charged off
Commercial
Real estate	—	—	—
Construction	—	—	—
Other	10	49	18
Municipal	—	—	—
Residential
Term	42	40	19
Construction	—	—	—
Home equity line of credit	13	11	3
Consumer	51	109	50
Total	116	209	90
Net loans charged off	257	1,409	527
Provision for loan losses	1,000	2,000	1,000
Balance at end of period	$11,472	$10,729	$10,611
Ratio of net loans charged off to average loans outstanding[1]	0.04%	0.13%	0.10%
Ratio of allowance for loan losses to total loans outstanding	0.94%	0.92%	0.95%
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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.17% at June 30, 2018 compared to 1.27% at December 31, 2017 and 0.66% at June 30, 2017. The following table shows the distribution of nonperforming loans by class as of June 30, 2018 and 2017 and December 31, 2017:

Dollars in thousands	June 30, 2018	December 31, 2017	June 30, 2017
Commercial
Real estate	$981	$752	$1,814
Construction	286	—	—
Other	8,900	9,357	885
Municipal	—	—	—
Residential
Term	3,509	3,778	3,852
Construction	—	—	—
Home equity line of credit	689	833	883
Consumer	16	16	—
Total nonperforming loans	$14,381	$14,736	$7,434
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2018, loans 90 or more days past due and still accruing interest totaled $3,000, compared to $445,000 at December 31, 2017 and $29,000 at June 30, 2017.

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
As of June 30, 2018, we had 72 loans with a balance of $25.6 million that have been restructured. This compares to 62 loans with a balance of $17.8 million and 68 loans with a balance of $20.3 million classified as TDRs as of December 31, 2017 and June 30, 2017, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2017 and June 30, 2018:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2017	62	$17,801
Added in 2018	10	8,024
Loans paid off in 2018	—	—
Repayments in 2018	—	(219)
Total at June 30, 2018	72	$25,606

As of June 30, 2018, 59 loans with an aggregate balance of $17.7 million were performing under the modified terms, one loan with an aggregate balance of $118,000 was more than 30 days past due and accruing and 12 loans with an aggregate balance of $7.8 million were on nonaccrual. As a percentage of aggregate outstanding balance, 69.1% were performing under the modified terms, 0.5% were more than 30 days past due and accruing and 30.4% were on nonaccrual. The performance status of all TDRs as of June 30, 2018, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$7,928	$—	$98	$8,026
Construction	741	—	—	741
Other	539	—	6,532	7,071
Municipal	—	—	—	—
Residential
Term	8,147	118	998	9,263
Construction	—	—	—	—
Home equity line of credit	338	—	167	505
Consumer	—	—	—	—
	$17,693	$118	$7,795	$25,606
Percent of balance	69.1%	0.5%	30.4%	100.0%
Number of loans	59	1	12	72
Associated specific reserve	$397	$16	$1,117	$1,530

Residential TDRs (including home equity lines of credit) as of June 30, 2018 included 51 loans with an aggregate balance of $9.8 million, and the modifications granted fell into five major categories. Loans totaling $6.4 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.4 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $539,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Rate concessions were granted on loans totaling $2.2 million. Loans with an aggregate balance of $1.9 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of June 30, 2018 were comprised of 21 loans with a balance of $15.8 million. Of this total, 10 loans with an aggregate balance of $5.4 million had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $1.7 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Seven loans with an aggregate balance of $7.5 million had a deferral of payment. The remaining two loans with an aggregate balance of $1.2 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of June 30, 2018, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $681,000. There were also 12 loans with an outstanding balance of $7.8 million that were classified as TDRs and on non-accrual status, of which four loans with an outstanding balance of $504,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $32.2 million at June 30, 2018, and have increased $800,000 from December 31, 2017. There were 137 impaired loans at June 30, 2018, up from 128 loans at December 31, 2017. Impaired commercial loans increased $925,000 between December 31, 2017 and June 30, 2018. The specific allowance for impaired commercial loans increased from $1.5 million at December 31, 2017 to $1.9 million as of June 30, 2018, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2017 to June 30, 2018, impaired residential loans increased $26,000 and impaired home equity lines of credit decreased $151,000.
The following table sets forth impaired loans as of June 30, 2018 and 2017 and December 31, 2017:

Dollars in thousands	June 30, 2018	December 31, 2017	June 30, 2017
Commercial
Real estate	$8,908	$7,790	$9,853
Construction	1,027	741	763
Other	9,439	9,918	1,633
Municipal	—	—	—
Residential
Term	11,774	11,748	12,990
Construction	—	—	—
Home equity line of credit	1,028	1,179	1,405
Consumer	16	16	—
Total	$32,192	$31,392	$26,644
Past Due Loans
The Bank's overall loan delinquency ratio was 0.61% at June 30, 2018 compared to 1.60% at December 31, 2017 and 0.87% at June 30, 2017. Loans 90 days delinquent and accruing decreased from $445,000 at December 31, 2017 to $3,000 as of June 30, 2018. The following table sets forth loan delinquencies as of June 30, 2018 and 2017 and December 31, 2017:

Dollars in thousands	June 30, 2018	December 31, 2017	June 30, 2017
Commercial
Real estate	$715	$874	$1,475
Construction	—	—	—
Other	795	7,779	803
Municipal	—	—	—
Residential
Term	4,275	7,659	5,383
Construction	—	471	99
Home equity line of credit	1,528	1,707	1,597
Consumer	125	186	429
Total	$7,438	$18,676	$9,786
Loans 30-89 days past due to total loans	0.35%	1.28%	0.50%
Loans 90+ days past due and accruing to total loans	0.00%	0.04%	0.00%
Loans 90+ days past due on non-accrual to total loans	0.25%	0.29%	0.37%
Total past due loans to total loans	0.61%	1.60%	0.87%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2018, there were five potential problem loans with a balance of $189,000 or 0.02% of total loans. This compares to 11 loans with a balance of $902,000 or 0.08% of total loans at December 31, 2017.
As of June 30, 2018, there were 19 loans in the process of foreclosure with a total balance of $2.0 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
The Bank’s written policies and procedures for foreclosures, along with implementation of same, are subject to annual review by its internal audit provider.  The scope of this review includes loans held in portfolio and loans serviced for others.  There were no issues requiring management attention in the most recent review.  Servicing for others includes loans sold to Freddie Mac, Fannie Mae, and the Federal Home Loan Bank of Boston through its Mortgage Partnership Finance (MPF) program.  The Bank follows the published guidelines of each investor.  Loans serviced for Freddie Mac and Fannie Mae have been sold without recourse, and the Bank has no liability for these loans in the event of foreclosure.  A de minimis volume of has been sold to and serviced for MPF to date.  The Bank retains a second loss layer credit enhancement obligation; no losses have been recorded on this credit enhancement obligation since the Bank started selling loans to MPF in 2013.

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2018, there were four properties owned with an OREO balance of $609,000, compared to December 31, 2017 when there were six properties owned with a net OREO balance of $1.0 million, net of an allowance for losses of $53,000 and June 30, 2017 when there were five properties owned with a net OREO balance of $324,000, net of an allowance for losses of $39,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2018	December 31, 2017	June 30, 2017
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	—	28	28
Other	—	511	—
Municipal	—	—	—
Residential
Term	609	526	335
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$609	$1,065	$363
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	—	28	14
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	25	25
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$—	$53	$39
Net Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	14
Other	—	511	—
Municipal	—	—	—
Residential
Term	609	501	310
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$609	$1,012	$324

Liquidity Management
As of June 30, 2018, the Bank had primary sources of liquidity of $437.4 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $378.4 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 75.3% of total average assets in the first six months of 2018. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first six months of 2018, total deposits decreased by $2.2 million or 0.2% from December 31, 2017 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $37.1 million or 5.3% in the first six months of 2018, money market deposits decreased $63.5 million or 38.8%, and certificates of deposit increased $98.4 million or 17.6%. Between June 30, 2017 and June 30, 2018, total deposits increased by $97.4 million or 7.4%. Low-cost deposits increased by $1.9 million or 0.3%, money market accounts decreased $34.4 million or 25.5%, and certificates of deposit increased $129.9 million or 24.6%. The decrease in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation. The majority of the change in certificates of deposit both year-to-date and year-over-year resulted from funding of asset growth and a shift in funding between money market deposits and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2018, borrowed funds increased $68.7 million or 30.0% from December 31, 2017. Between June 30, 2017 and June 30, 2018, borrowed funds increased by $15.2 million or 5.4%. This is due primarily to asset growth.
Shareholders' Equity
Shareholders' equity as of June 30, 2018 was $183.3 million, compared to $181.3 million as of December 31, 2017 and $177.5 million as of June 30, 2017. The Company's earnings in the first six months of 2018, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities", was up from December 31, 2017 and now stands at $7,245,000.
A cash dividend of $0.29 per share was declared in the second quarter of 2018, an increase of $0.05 or 21% over what was paid each of the previous four quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 50.96% for the first six months of 2018 compared to 52.81% for the same period in 2017. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2018 is this year's net income plus $15.8 million.
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
The Company met each of the well-capitalized ratio guidelines at June 30, 2018. The following tables indicate the capital ratios for the Bank and the Company at June 30, 2018 and December 31, 2017.

As of June 30, 2018	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.48%	13.84%	13.84%	14.86%
Company	8.55%	13.96%	13.96%	14.98%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2017	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.49%	14.09%	14.09%	15.09%
Company	8.57%	14.23%	14.23%	15.24%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

At June 30, 2018, the Company had five outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $125.0 million and an unrealized gain of $2.1 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At June 30, 2018, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2018:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$297,455	$232,339	$—	$65,000	$116
Operating leases	188	95	50	31	12
Certificates of deposit	657,391	491,002	106,921	59,468	—
Total	$955,034	$723,436	$106,971	$124,499	$128
Total loan commitments and unused lines of credit	$172,160	$172,160	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2018 was -8.69% of total assets compared to -3.13% of total assets at December 31, 2017. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2018, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$34,276	$43,642	$174,991	$312,216
Restricted stock, at cost	11,326	—	—	1,037
Loans held for sale	—	—	—	481
Loans	383,231	187,712	471,677	181,820
Other interest-earning assets	—	23,209	—	—
Non-rate-sensitive assets	11,613	—	—	76,730
Total assets	440,446	254,563	646,668	572,284
Interest-bearing deposits	308,769	312,625	166,243	482,074
Borrowed funds	202,339	30,000	65,000	116
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	306,845
Total liabilities and equity	513,008	348,325	263,593	789,035
Period gap	$(72,562)	$(93,762)	$383,075	$(216,751)
Percent of total assets	(3.79)%	(4.90)%	20.01%	(11.32)%
Cumulative gap (current)	$(72,562)	$(166,324)	$216,751	$—
Percent of total assets	(3.79)%	(8.69)%	11.32%	—%
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

The Company's most recent simulation model projects net interest income would remain the same if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.38% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 2.76% in a falling-rate scenario, and lower than that earned in a stable rate environment by 9.41% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2018 and December 31, 2017 is presented in the following table:

Changes in Net Interest Income	June 30, 2018	December 31, 2017
Year 1
Projected change if rates decrease by 1.0%	0.00%	0.97%
Projected change if rates increase by 2.0%	-3.38%	-5.10%
Year 2
Projected change if rates decrease by 1.0%	2.76%	1.08%
Projected change if rates increase by 2.0%	-9.41%	-7.09%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2018, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2018, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates may continue to increase sometime in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2018, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the six months ended June 30, 2018:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2018	5,134	29.47	—	—
February 2018	168	27.21	—	—
March 2018	423	27.98	—	—
April 2018	—	—	—	—
May 2018	—	—	—	—
June 2018	—	—	—	—
	5,725	29.18	—	—

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

Date: August 9, 2018

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: August 9, 2018