Form 10-Q
period 2018-09-30
First Bancorp, Inc /ME/
filed 2018-11-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2018
Common Stock: 10,860,334 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 20
Note 5 – Stock-Based Compensation	Page 28
Note 6 – Preferred and Common Stock	Page 29
Note 7 – Earnings Per Share	Page 30
Note 8 – Employee Benefit Plans	Page 30
Note 9 - Other Comprehensive Income (Loss)	Page 32
Note 10 - Financial Derivative Instruments	Page 34
Note 11 – Mortgage Servicing Rights	Page 35
Note 12 – Income Taxes	Page 35
Note 13 - Certificates of Deposit	Page 35
Note 14 – Reclassifications	Page 35
Note 15 – Fair Value Disclosures	Page 36
Note 16 – Impact of Recently Issued Accounting Standards	Page 42
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 45
Forward-Looking Statements	Page 45
Critical Accounting Policies	Page 45
Use of Non-GAAP Financial Measures	Page 46
Executive Summary	Page 48
Net Interest Income	Page 49
Average Daily Balance Sheets	Page 51
Non-Interest Income	Page 52
Non-Interest Expense	Page 52
Income Taxes	Page 52
Investments	Page 52
Impaired Securities	Page 54
Federal Home Loan Bank Stock	Page 56
Loans and Loans Held for Sale	Page 56
Credit Risk Management and Allowance for Loan Losses	Page 58
Non-Performing Loans and Troubled Debt Restructured	Page 62
Impaired Loans	Page 65
Past Due Loans	Page 66
Potential Problem Loans and Loans in Process of Foreclosure	Page 66
Other Real Estate Owned	Page 67
Liquidity Management	Page 68
Deposits	Page 68
Borrowed Funds	Page 68

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarter ended September 30,
except for per share amounts	2018	2017	2018	2017
Summary of Operations
Interest Income	$51,742	$45,010	$18,086	$15,517
Interest Expense	14,528	9,915	5,550	3,563
Net Interest Income	37,214	35,095	12,536	11,954
Provision for Loan Losses	1,333	1,750	333	750
Non-Interest Income	9,347	9,338	3,034	3,493
Non-Interest Expense	24,971	23,351	8,216	8,013
Net Income	17,173	14,502	5,933	4,982
Per Common Share Data
Basic Earnings per Share	$1.59	$1.35	$0.55	$0.46
Diluted Earnings per Share	1.58	1.34	0.55	0.46
Cash Dividends Declared	0.82	0.71	0.29	0.24
Book Value per Common Share	17.01	16.62	17.01	16.62
Tangible Book Value per Common Share[2]	14.25	13.84	14.25	13.84
Market Value	28.97	30.31	28.97	30.31
Financial Ratios
Return on Average Equity[1]	12.47%	10.86%	12.63%	10.91%
Return on Average Tangible Common Equity[1,2]	14.90%	13.06%	15.05%	13.08%
Return on Average Assets[1]	1.21%	1.09%	1.21%	1.09%
Average Equity to Average Assets	9.72%	10.03%	9.59%	10.02%
Average Tangible Equity to Average Assets[2]	8.14%	8.35%	8.05%	8.36%
Net Interest Margin Tax-Equivalent[1,2]	2.90%	3.03%	2.83%	3.02%
Dividend Payout Ratio	51.57%	52.59%	52.73%	52.17%
Allowance for Loan Losses/Total Loans	0.94%	0.98%	0.94%	0.98%
Non-Performing Loans to Total Loans	1.14%	1.46%	1.14%	1.46%
Non-Performing Assets to Total Assets	0.74%	0.94%	0.74%	0.94%
Efficiency Ratio[2]	51.86%	49.51%	50.82%	49.88%
At Period End
Total Assets	$1,981,854	$1,781,701	$1,981,854	$1,781,701
Total Loans	1,243,558	1,121,086	1,243,558	1,121,086
Total Investment Securities	574,425	552,476	574,425	552,476
Total Deposits	1,514,911	1,350,049	1,514,911	1,350,049
Total Shareholders' Equity	184,661	179,882	184,661	179,882
1Annualized using a 365-day basis for both 2018 and 2017.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2018 and 2017 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
November 9, 2018

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	September 30, 2018	December 31, 2017	September 30, 2017
Assets
Cash and cash equivalents	$21,649,000	$19,207,000	$22,375,000
Interest bearing deposits in other banks	51,045,000	860,000	584,000
Securities available for sale	305,444,000	300,172,000	298,999,000
Securities to be held to maturity (fair value of $249,890,000 at September 30, 2018, $259,655,000 at December 31, 2017 and $245,021,000 at September 30, 2017)	257,395,000	256,567,000	242,679,000
Restricted equity securities, at cost	11,586,000	10,358,000	10,798,000
Loans held for sale	1,134,000	386,000	434,000
Loans	1,243,558,000	1,164,139,000	1,121,086,000
Less allowance for loan losses	11,682,000	10,729,000	11,012,000
Net loans	1,231,876,000	1,153,410,000	1,110,074,000
Accrued interest receivable	7,095,000	5,867,000	5,820,000
Premises and equipment, net	21,451,000	22,502,000	21,731,000
Other real estate owned	584,000	1,012,000	320,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	42,790,000	42,784,000	38,082,000
Total assets	$1,981,854,000	$1,842,930,000	$1,781,701,000
Liabilities
Demand deposits	$170,728,000	$145,332,000	$158,797,000
NOW deposits	357,834,000	318,043,000	325,695,000
Money market deposits	129,516,000	163,898,000	134,257,000
Savings deposits	237,424,000	232,605,000	234,456,000
Certificates of deposit	619,409,000	559,001,000	496,844,000
Total deposits	1,514,911,000	1,418,879,000	1,350,049,000
Borrowed funds – short term	200,160,000	113,638,000	119,207,000
Borrowed funds – long term	65,114,000	115,120,000	115,121,000
Other liabilities	17,008,000	13,972,000	17,442,000
Total liabilities	1,797,193,000	1,661,609,000	1,601,819,000
Shareholders' equity
Common stock, one cent par value per share	109,000	108,000	108,000
Additional paid-in capital	62,497,000	61,747,000	61,446,000
Retained earnings	129,247,000	121,144,000	118,360,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(9,133,000)	(2,901,000)	(825,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(194,000)	(174,000)	(140,000)
Net unrealized gain on cash flow hedging derivative instruments	2,282,000	1,544,000	1,035,000
Net unrealized loss on postretirement benefit costs	(147,000)	(147,000)	(102,000)
Total shareholders' equity	184,661,000	181,321,000	179,882,000
Total liabilities & shareholders' equity	$1,981,854,000	$1,842,930,000	$1,781,701,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,857,116	10,829,918	10,824,724
Book value per common share	$17.01	$16.74	$16.62
Tangible book value per common share	$14.25	$13.97	$13.84
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans (includes tax-exempt income of $822,000 as of September 30, 2018 and $589,000 as of September 30, 2017)	$39,164,000	$33,415,000	$13,735,000	$11,648,000
Interest on deposits with other banks	132,000	46,000	115,000	23,000
Interest and dividends on investments (includes tax-exempt income of $5,208,000 as of September 30, 2018 and $4,890,000 as of September 30, 2017)	12,446,000	11,549,000	4,236,000	3,846,000
Total interest income	51,742,000	45,010,000	18,086,000	15,517,000
Interest expense
Interest on deposits	11,131,000	6,769,000	4,274,000	2,473,000
Interest on borrowed funds	3,397,000	3,146,000	1,276,000	1,090,000
Total interest expense	14,528,000	9,915,000	5,550,000	3,563,000
Net interest income	37,214,000	35,095,000	12,536,000	11,954,000
Provision for loan losses	1,333,000	1,750,000	333,000	750,000
Net interest income after provision for loan losses	35,881,000	33,345,000	12,203,000	11,204,000
Non-interest income
Investment management and fiduciary income	2,285,000	1,995,000	743,000	655,000
Service charges on deposit accounts	1,624,000	1,562,000	527,000	511,000
Net securities gains	137,000	471,000	1,000	468,000
Mortgage origination and servicing income, net of amortization	1,042,000	1,260,000	350,000	499,000
Other operating income	4,259,000	4,050,000	1,413,000	1,360,000
Total non-interest income	9,347,000	9,338,000	3,034,000	3,493,000
Non-interest expense
Salaries and employee benefits	13,230,000	12,110,000	4,460,000	4,267,000
Occupancy expense	1,871,000	1,816,000	574,000	589,000
Furniture and equipment expense	2,816,000	2,702,000	972,000	942,000
FDIC insurance premiums	950,000	762,000	337,000	259,000
Amortization of identified intangibles	32,000	32,000	10,000	10,000
Other operating expense	6,072,000	5,929,000	1,863,000	1,946,000
Total non-interest expense	24,971,000	23,351,000	8,216,000	8,013,000
Income before income taxes	20,257,000	19,332,000	7,021,000	6,684,000
Income tax expense	3,084,000	4,830,000	1,088,000	1,702,000
NET INCOME	$17,173,000	$14,502,000	$5,933,000	$4,982,000
Basic earnings per common share	$1.59	$1.35	$0.55	$0.46
Diluted earnings per common share	$1.58	$1.34	$0.55	$0.46
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	(6,232,000)	110,000	(1,888,000)	(240,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(20,000)	(11,000)	(5,000)	(3,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	738,000	(128,000)	216,000	(20,000)
Other comprehensive loss	(5,514,000)	(29,000)	(1,677,000)	(263,000)
Comprehensive income	$11,659,000	$14,473,000	$4,256,000	$4,719,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000
Net income	—	—	14,502,000	—	14,502,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	110,000	110,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(128,000)	(128,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(11,000)	(11,000)
Comprehensive income	—	—	14,502,000	(29,000)	14,473,000
Cash dividends declared ($0.71 per share)	—	—	(7,682,000)	—	(7,682,000)
Equity compensation expense	—	247,000	—	—	247,000
Payment to repurchase common stock	(5,560)	—	(153,000)		(153,000)
Issuance of restricted stock	18,850	—	—	—	—
Proceeds from sale of common stock	17,488	476,000	—	—	476,000
Balance at September 30, 2017	10,824,724	$61,554,000	$118,360,000	$(32,000)	$179,882,000

Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000
Net income	—	—	17,173,000	—	17,173,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(6,232,000)	(6,232,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	738,000	738,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(20,000)	(20,000)
Comprehensive income	—	—	17,173,000	(5,514,000)	11,659,000
Cash dividends declared ($0.82 per share)	—	—	(8,902,000)	—	(8,902,000)
Equity compensation expense	—	285,000	—	—	285,000
Payment to repurchase common stock	(5,725)	—	(168,000)	—	(168,000)
Issuance of restricted stock	16,795	—	—	—	—
Proceeds from sale of common stock	16,128	466,000	—	—	466,000
Balance at September 30, 2018	10,857,116	$62,606,000	$129,247,000	$(7,192,000)	$184,661,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net income	$17,173,000	$14,502,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,347,000	1,378,000
Change in deferred taxes	(591,000)	98,000
Provision for loan losses	1,333,000	1,750,000
Loans originated for resale	(6,343,000)	(29,422,000)
Proceeds from sales and transfers of loans	5,895,000	30,323,000
Net gain on sales of loans	(300,000)	(553,000)
Net gain on sale or call of securities	(137,000)	(471,000)
Net amortization of premiums on investments	1,556,000	2,651,000
Net gain on sale of other real estate owned	(312,000)	(74,000)
Provision for losses on other real estate owned	—	17,000
Equity compensation expense	285,000	247,000
Net increase in other assets and accrued interest	(289,000)	(2,677,000)
Net increase in other liabilities	4,368,000	61,000
Net loss on disposal of premises and equipment	137,000	7,000
Amortization of investment in limited partnership	133,000	134,000
Net acquisition amortization	32,000	32,000
Net cash provided by operating activities	24,287,000	18,003,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(50,185,000)	(291,000)
Proceeds from sales of securities available for sale	459,000	15,587,000
Proceeds from maturities, payments and calls of securities available for sale	40,515,000	141,967,000
Proceeds from maturities, payments and calls of securities to be held to maturity	10,171,000	11,693,000
Proceeds from sales of other real estate owned	904,000	336,000
Purchases of securities available for sale	(55,591,000)	(158,330,000)
Purchases of securities to be held to maturity	(10,987,000)	(27,379,000)
Redemption of restricted equity securities	—	1,132,000
Purchase of restricted equity securities	(1,228,000)	—
Net increase in loans	(79,963,000)	(50,660,000)
Capital expenditures	(433,000)	(914,000)
Net cash used by investing activities	(146,338,000)	(66,859,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	35,624,000	86,868,000
Net increase in certificates of deposit	60,408,000	20,224,000
Net increase (decrease) in short-term borrowings	116,516,000	(94,538,000)
Advances on long-term borrowings	—	50,000,000
Repayment on long-term borrowings	(80,000,000)	(35,000)
Payment to repurchase common stock	(168,000)	(153,000)
Proceeds from sale of common stock	466,000	476,000
Dividends paid	(8,353,000)	(8,977,000)
Net cash provided by financing activities	124,493,000	53,865,000
Net increase in cash and cash equivalents	2,442,000	5,009,000
Cash and cash equivalents at beginning of period	19,207,000	17,366,000
Cash and cash equivalents at end of period	$21,649,000	$22,375,000
Interest paid	$14,349,000	$9,789,000
Income taxes paid	1,762,000	3,950,000
Non-cash transactions
Net transfer from loans to other real estate owned	$164,000	$224,000
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
Subsequent Events
Events occurring subsequent to September 30, 2018, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. government-sponsored agencies	$5,000,000	$—	$(21,000)	$4,979,000
Mortgage-backed securities	303,793,000	77,000	(11,300,000)	292,570,000
State and political subdivisions	4,955,000	—	(317,000)	4,638,000
Other equity securities	3,257,000	—	—	3,257,000
	$317,005,000	$77,000	$(11,638,000)	$305,444,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(767,000)	$10,388,000
Mortgage-backed securities	19,244,000	326,000	(460,000)	19,110,000
State and political subdivisions	222,696,000	639,000	(7,243,000)	216,092,000
Corporate securities	4,300,000	—	—	4,300,000
	$257,395,000	$965,000	$(8,470,000)	$249,890,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,549,000	$—	$—	$10,549,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,586,000	$—	$—	$11,586,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$293,689,000	$722,000	$(4,422,000)	$289,989,000
State and political subdivisions	6,860,000	16,000	(107,000)	6,769,000
Other equity securities	3,296,000	121,000	(3,000)	3,414,000
	$303,845,000	$859,000	$(4,532,000)	$300,172,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(180,000)	$10,975,000
Mortgage-backed securities	23,284,000	568,000	(128,000)	23,724,000
State and political subdivisions	217,828,000	3,931,000	(1,103,000)	220,656,000
Corporate securities	4,300,000	—	—	4,300,000
	$256,567,000	$4,499,000	$(1,411,000)	$259,655,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,321,000	$—	$—	$9,321,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,358,000	$—	$—	$10,358,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$290,151,000	$1,339,000	$(2,701,000)	$288,789,000
State and political subdivisions	6,860,000	28,000	(46,000)	6,842,000
Other equity securities	3,257,000	113,000	(2,000)	3,368,000
	$300,268,000	$1,480,000	$(2,749,000)	$298,999,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,154,000	$—	$(197,000)	$10,957,000
Mortgage-backed securities	24,993,000	731,000	(40,000)	25,684,000
State and political subdivisions	202,232,000	3,640,000	(1,792,000)	204,080,000
Corporate securities	4,300,000	—	—	4,300,000
	$242,679,000	$4,371,000	$(2,029,000)	$245,021,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,761,000	$—	$—	$9,761,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,798,000	$—	$—	$10,798,000

The following table summarizes the contractual maturities of investment securities at September 30, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,796,000	$1,800,000
Due in 1 to 5 years	13,961,000	13,886,000	21,463,000	21,468,000
Due in 5 to 10 years	69,317,000	67,434,000	155,997,000	152,154,000
Due after 10 years	230,470,000	220,867,000	78,139,000	74,468,000
Equity securities	3,257,000	3,257,000	—	—
	$317,005,000	$305,444,000	$257,395,000	$249,890,000

The following table summarizes the contractual maturities of investment securities at December 31, 2017:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$111,000	$112,000	$635,000	$637,000
Due in 1 to 5 years	841,000	842,000	18,059,000	18,164,000
Due in 5 to 10 years	29,003,000	29,177,000	37,182,000	37,719,000
Due after 10 years	270,594,000	266,627,000	200,691,000	203,135,000
Equity securities	3,296,000	3,414,000	—	—
	$303,845,000	$300,172,000	$256,567,000	$259,655,000

The following table summarizes the contractual maturities of investment securities at September 30, 2017:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$176,000	$179,000	$552,000	$559,000
Due in 1 to 5 years	856,000	859,000	17,241,000	17,485,000
Due in 5 to 10 years	33,550,000	33,987,000	37,218,000	37,963,000
Due after 10 years	262,429,000	260,606,000	187,668,000	189,014,000
Equity securities	3,257,000	3,368,000	—	—
	$300,268,000	$298,999,000	$242,679,000	$245,021,000

At September 30, 2018, securities with a fair value of $302,129,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $231,516,000 as of December 31, 2017 and $233,733,000 at September 30, 2017, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2018 and 2017:

	For the nine months ended September 30,		For the quarter ended September 30,
	2018	2017	2018	2017
Proceeds from sales of securities	$459,000	$15,587,000	$—	$15,584,000
Gross realized gains	137,000	471,000	1,000	468,000
Gross realized losses	—	—	—	—
Net gain	$137,000	$471,000	$1,000	$468,000
Related income taxes	$29,000	$165,000	$—	$164,000

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2018, there were 596 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 185 had been temporarily impaired for 12 months or more. At September 30, 2018, there were no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of September 30, 2018 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,753,000	$(247,000)	$7,614,000	$(541,000)	$15,367,000	$(788,000)
Mortgage-backed securities	154,611,000	(4,333,000)	143,771,000	(7,427,000)	298,382,000	(11,760,000)
State and political subdivisions	105,233,000	(3,255,000)	38,491,000	(4,305,000)	143,724,000	(7,560,000)
	$267,597,000	$(7,835,000)	$189,876,000	$(12,273,000)	$457,473,000	$(20,108,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $194,000 at September 30, 2018. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of September 30, 2018 and 2017, and December 31, 2017, the Bank's investment in FHLB stock totaled $10,549,000, $9,761,000 and $9,321,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2018. The Company will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of September 30, 2018 and 2017 and at December 31, 2017:

	September 30, 2018		December 31, 2017		September 30, 2017
Commercial
Real estate	$366,390,000	29.5%	$323,809,000	27.8%	$301,227,000	26.9%
Construction	23,889,000	1.9%	38,056,000	3.3%	32,893,000	2.9%
Other	188,128,000	15.1%	181,528,000	15.6%	172,986,000	15.4%
Municipal	56,704,000	4.6%	33,391,000	2.9%	33,311,000	3.0%
Residential
Term	459,449,000	36.8%	432,661,000	37.1%	429,572,000	38.3%
Construction	18,166,000	1.5%	17,868,000	1.5%	15,495,000	1.4%
Home equity line of credit	105,213,000	8.5%	111,302,000	9.6%	110,178,000	9.8%
Consumer	25,619,000	2.1%	25,524,000	2.2%	25,424,000	2.3%
Total	$1,243,558,000	100.0%	$1,164,139,000	100.0%	$1,121,086,000	100.0%

Loan balances include net deferred loan costs of $6,428,000 as of September 30, 2018, $5,748,000 as of December 31, 2017, and $5,560,000 as of September 30, 2017. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $311,152,000 at September 30, 2018, were used to collateralize borrowings from the FHLB. This compares to qualifying first mortgages loans which totaled $239,805,000 at December 31, 2017, and $245,000,000 at September 30, 2017. In addition, commercial, construction and home equity loans totaling $229,769,000 at September 30, 2018, $290,247,000 at December 31, 2017, and $297,712,000 at September 30, 2017, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$305,000	$—	$503,000	$808,000	$365,582,000	$366,390,000	$—
Construction	—	—	—	—	23,889,000	23,889,000	—
Other	440,000	526,000	416,000	1,382,000	186,746,000	188,128,000	—
Municipal	—	—	—	—	56,704,000	56,704,000	—
Residential
Term	838,000	2,701,000	1,566,000	5,105,000	454,344,000	459,449,000	199,000
Construction	—	—	—	—	18,166,000	18,166,000	—
Home equity line of credit	1,883,000	403,000	565,000	2,851,000	102,362,000	105,213,000	—
Consumer	161,000	14,000	52,000	227,000	25,392,000	25,619,000	50,000
Total	$3,627,000	$3,644,000	$3,102,000	$10,373,000	$1,233,185,000	$1,243,558,000	$249,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2017, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$574,000	$80,000	$220,000	$874,000	$322,935,000	$323,809,000	$—
Construction	—	—	—	—	38,056,000	38,056,000	—
Other	542,000	6,663,000	574,000	7,779,000	173,749,000	181,528,000	—
Municipal	—	—	—	—	33,391,000	33,391,000	—
Residential
Term	1,031,000	4,372,000	2,256,000	7,659,000	425,002,000	432,661,000	436,000
Construction	101,000	370,000	—	471,000	17,397,000	17,868,000	—
Home equity line of credit	537,000	445,000	725,000	1,707,000	109,595,000	111,302,000	—
Consumer	159,000	18,000	9,000	186,000	25,338,000	25,524,000	9,000
Total	$2,944,000	$11,948,000	$3,784,000	$18,676,000	$1,145,463,000	$1,164,139,000	$445,000
Information on the past-due status of loans by class of financing receivable as of September 30, 2017, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$415,000	$169,000	$1,387,000	$1,971,000	$299,256,000	$301,227,000	$—
Construction	—	—	—	—	32,893,000	32,893,000	—
Other	345,000	265,000	567,000	1,177,000	171,809,000	172,986,000	—
Municipal	—	—	—	—	33,311,000	33,311,000	—
Residential
Term	295,000	3,668,000	1,941,000	5,904,000	423,668,000	429,572,000	344,000
Construction	—	—	—	—	15,495,000	15,495,000	—
Home equity line of credit	645,000	130,000	986,000	1,761,000	108,417,000	110,178,000	167,000
Consumer	195,000	6,000	18,000	219,000	25,205,000	25,424,000	—
Total	$1,895,000	$4,238,000	$4,899,000	$11,032,000	$1,110,054,000	$1,121,086,000	$511,000

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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of September 30, 2018 and 2017 and at December 31, 2017 is presented in the following table:

	September 30, 2018	December 31, 2017	September 30, 2017
Commercial
Real estate	$964,000	$752,000	$1,929,000
Construction	—	—	—
Other	9,330,000	9,357,000	9,520,000
Municipal	—	—	—
Residential
Term	3,042,000	3,778,000	3,875,000
Construction	—	—	—
Home equity line of credit	834,000	833,000	1,001,000
Consumer	2,000	16,000	51,000
Total	$14,172,000	$14,736,000	$16,376,000

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

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2018 is presented in the following table:

				For the nine months ended September 30, 2018		For the quarter ended September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,954,000	$6,275,000	$—	$5,099,000	$194,000	$5,966,000	$84,000
Construction	741,000	741,000	—	773,000	32,000	741,000	11,000
Other	1,926,000	2,044,000	—	2,146,000	25,000	1,865,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	9,019,000	10,201,000	—	9,515,000	222,000	9,200,000	71,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,068,000	1,128,000	—	1,014,000	15,000	1,033,000	6,000
Consumer	—	—	—	14,000	—	10,000	—
	$18,708,000	$20,389,000	$—	$18,561,000	$488,000	$18,815,000	$180,000
With an Allowance Recorded
Commercial
Real estate	$3,456,000	$3,474,000	$265,000	$3,700,000	$97,000	$3,461,000	$30,000
Construction	—	—	—	—	—	—	—
Other	7,923,000	8,231,000	1,890,000	7,345,000	—	7,682,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	1,909,000	2,085,000	238,000	2,054,000	70,000	2,108,000	22,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	100,000	100,000	7,000	92,000	—	100,000	—
Consumer	2,000	15,000	2,000	—	—	1,000	—
	$13,390,000	$13,905,000	$2,402,000	$13,191,000	$167,000	$13,352,000	$52,000
Total
Commercial
Real estate	$9,410,000	$9,749,000	$265,000	$8,799,000	$291,000	$9,427,000	$114,000
Construction	741,000	741,000	—	773,000	32,000	741,000	11,000
Other	9,849,000	10,275,000	1,890,000	9,491,000	25,000	9,547,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,928,000	12,286,000	238,000	11,569,000	292,000	11,308,000	93,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,168,000	1,228,000	7,000	1,106,000	15,000	1,133,000	6,000
Consumer	2,000	15,000	2,000	14,000	—	11,000	—
	$32,098,000	$34,294,000	$2,402,000	$31,752,000	$655,000	$32,167,000	$232,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2017 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,791,000	$3,996,000	$—	$5,124,000	$164,000
Construction	741,000	741,000	—	62,000	38,000
Other	2,591,000	2,671,000	—	1,908,000	36,000
Municipal	—	—	—	—	—
Residential
Term	9,769,000	10,909,000	—	10,770,000	297,000
Construction	—	—	—	—	—
Home equity line of credit	1,115,000	1,429,000	—	1,351,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$18,023,000	$19,775,000	$—	$19,227,000	$553,000
With an Allowance Recorded
Commercial
Real estate	$3,999,000	$4,116,000	$224,000	$4,460,000	$152,000
Construction	—	—	—	699,000	—
Other	7,327,000	7,371,000	1,309,000	2,584,000	—
Municipal	—	—	—	—	—
Residential
Term	1,979,000	2,144,000	255,000	2,106,000	79,000
Construction	—	—	—	—	—
Home equity line of credit	64,000	67,000	24,000	32,000	—
Consumer	—	—	—	—	—
	$13,369,000	$13,698,000	$1,812,000	$9,881,000	$231,000
Total
Commercial
Real estate	$7,790,000	$8,112,000	$224,000	$9,584,000	$316,000
Construction	741,000	741,000	—	761,000	38,000
Other	9,918,000	10,042,000	1,309,000	4,492,000	36,000
Municipal	—	—	—	—	—
Residential
Term	11,748,000	13,053,000	255,000	12,876,000	376,000
Construction	—	—	—	—	—
Home equity line of credit	1,179,000	1,496,000	24,000	1,383,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$31,392,000	$33,473,000	$1,812,000	$29,108,000	$784,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2017 is presented in the following table:

				For the nine months ended September 30, 2017		For the quarter ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,281,000	$5,634,000	$—	$5,418,000	$149,000	$5,398,000	$55,000
Construction	—	—	—	—	—	—	—
Other	2,862,000	2,955,000	—	1,631,000	37,000	1,879,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,133,000	11,358,000	—	11,110,000	236,000	10,645,000	75,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,495,000	1,807,000	—	1,417,000	18,000	1,479,000	4,000
Consumer	51,000	102,000	—	8,000	—	23,000	—
	$19,822,000	$21,856,000	$—	$19,584,000	$440,000	$19,424,000	$146,000
With an Allowance Recorded
Commercial
Real estate	$4,555,000	$4,891,000	$347,000	$4,549,000	$125,000	$4,360,000	$40,000
Construction	763,000	763,000	108,000	763,000	28,000	763,000	10,000
Other	7,388,000	7,392,000	1,130,000	991,000	—	2,618,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	2,508,000	2,726,000	307,000	2,078,000	66,000	2,293,000	25,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	24,000	27,000	24,000	25,000	—	25,000	—
Consumer	—	—	—	—	—	—	—
	$15,238,000	$15,799,000	$1,916,000	$8,406,000	$219,000	$10,059,000	$75,000
Total
Commercial
Real estate	$9,836,000	$10,525,000	$347,000	$9,967,000	$274,000	$9,758,000	$95,000
Construction	763,000	763,000	108,000	763,000	28,000	763,000	10,000
Other	10,250,000	10,347,000	1,130,000	2,622,000	37,000	4,497,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	12,641,000	14,084,000	307,000	13,188,000	302,000	12,938,000	100,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,519,000	1,834,000	24,000	1,442,000	18,000	1,504,000	4,000
Consumer	51,000	102,000	—	8,000	—	23,000	—
	$35,060,000	$37,655,000	$1,916,000	$27,990,000	$659,000	$29,483,000	$221,000

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
As of September 30, 2018, the Company had 71 loans with a balance of $25,661,000 that have been classified as TDRs. This compares to 62 loans with a balance of $17,801,000 and 67 loans with a balance of $19,760,000 classified as TDRs as of December 31, 2017 and September 30, 2017, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of September 30, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	16	$8,542,000	$138,000
Construction	1	741,000	—
Other	5	7,007,000	1,100,000
Municipal	—	—	—
Residential
Term	46	8,869,000	238,000
Construction	—	—	—
Home equity line of credit	3	502,000	—
Consumer	—	—	—
	71	$25,661,000	$1,476,000
The following table shows TDRs by class and the specific reserve as of December 31, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$7,038,000	$90,000
Construction	1	741,000	—
Other	4	561,000	—
Municipal	—	—	—
Residential
Term	46	8,948,000	233,000
Construction	—	—	—
Home equity line of credit	3	513,000	—
Consumer	—	—	—
	62	$17,801,000	$323,000

The following table shows TDRs by class and the specific reserve as of September 30, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	9	$7,908,000	$65,000
Construction	1	763,000	108,000
Other	5	730,000	—
Municipal	—	—	—
Residential
Term	49	9,842,000	283,000
Construction	—	—	—
Home equity line of credit	3	517,000	—
Consumer	—	—	—
	67	$19,760,000	$456,000

As of September 30, 2018, 10 of the loans classified as TDRs with a total balance of $1,271,000 were more than 30 days past due. Of these loans, one had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	1	138,000	—
Municipal	—	—	—
Residential
Term	8	966,000	5,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	10	$1,271,000	$5,000

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

For the nine months ended September 30, 2018, 11 loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	8	$1,608,000	$1,606,000	$42,000
Construction	—	—	—	—
Other	1	6,727,000	6,487,000	1,100,000
Municipal	—	—	—	—
Residential
Term	2	441,000	436,000	26,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	11	$8,776,000	$8,529,000	$1,168,000

For the quarter ended September 30, 2018, one loan was placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	1	$552,000	$552,000	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	—	—	—	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	1	$552,000	$552,000	$—

For the nine months and quarter ended September 30, 2017, no loans were placed on TDR status.
As of September 30, 2018, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $676,000. There were also twelve loans with an outstanding balance of $7,735,000 that were classified as TDRs and on non-accrual status, of which four loans with an outstanding balance of $504,000 were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of September 30, 2018, there were 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,337,000. This compares to 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,861,000 as of September 30, 2017.
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
A breakdown of the allowance for loan losses as of September 30, 2018, December 31, 2017, and September 30, 2017, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$265,000	$758,000	$2,566,000	$—	$3,589,000
Construction	—	49,000	165,000	—	214,000
Other	1,890,000	388,000	1,313,000	—	3,591,000
Municipal	—	—	23,000	—	23,000
Residential
Term	238,000	313,000	541,000	—	1,092,000
Construction	—	13,000	23,000	—	36,000
Home equity line of credit	7,000	280,000	432,000	—	719,000
Consumer	2,000	397,000	341,000	—	740,000
Unallocated	—	—	—	1,678,000	1,678,000
	$2,402,000	$2,198,000	$5,404,000	$1,678,000	$11,682,000

As of December 31, 2017	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$224,000	$1,285,000	$2,363,000	$—	$3,872,000
Construction	—	153,000	281,000	—	434,000
Other	1,309,000	723,000	1,326,000	—	3,358,000
Municipal	—	—	20,000	—	20,000
Residential
Term	255,000	311,000	564,000	—	1,130,000
Construction	—	13,000	23,000	—	36,000
Home equity line of credit	24,000	297,000	371,000	—	692,000
Consumer	—	251,000	294,000	—	545,000
Unallocated	—	—	—	642,000	642,000
	$1,812,000	$3,033,000	$5,242,000	$642,000	$10,729,000

As of September 30, 2017	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$347,000	$1,315,000	$2,342,000	$—	$4,004,000
Construction	108,000	142,000	253,000	—	503,000
Other	1,130,000	752,000	1,341,000	—	3,223,000
Municipal	—	—	20,000	—	20,000
Residential
Term	307,000	300,000	550,000	—	1,157,000
Construction	—	11,000	20,000	—	31,000
Home equity line of credit	24,000	297,000	366,000	—	687,000
Consumer	—	247,000	288,000	—	535,000
Unallocated	—	—	—	852,000	852,000
	$1,916,000	$3,064,000	$5,180,000	$852,000	$11,012,000
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
The qualitative portion of the allowance for loan losses was 0.43% of related loans as of September 30, 2018, compared to 0.45% of related loans as of December 31, 2017. The qualitative portion increased $162,000 between December 31, 2017 and September 30, 2018 due to a mix of factors.
The unallocated component of the allowance totaled $1,678,000 at September 30, 2018, or 14.4% of the total reserve. This compares to $642,000 or 6.0% as of December 31, 2017. The change supported general imprecision related to portfolio growth.
The allowance for loan losses as a percent of total loans stood at 0.94% as of September 30, 2018, compared to 0.92% as of December 31, 2017 and 0.98% as of September 30, 2017.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 24.4% of capital are below the regulatory guidance limit of 100.0% of capital at September 30, 2018. Construction loans and non-owner-occupied commercial real estate loans are at 123.1% of total capital, below the regulatory limit of 300.0% of capital at September 30, 2018.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2018:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,558,000	$—	$2,558,000
2 Above Average	10,710,000	38,000	4,845,000	55,553,000	71,146,000
3 Satisfactory	78,794,000	1,810,000	44,888,000	552,000	126,044,000
4 Average	196,883,000	16,331,000	80,171,000	599,000	293,984,000
5 Watch	62,036,000	5,424,000	39,176,000	—	106,636,000
6 OAEM	1,387,000	—	1,368,000	—	2,755,000
7 Substandard	16,457,000	286,000	15,122,000	—	31,865,000
8 Doubtful	123,000	—	—	—	123,000
Total	$366,390,000	$23,889,000	$188,128,000	$56,704,000	$635,111,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2018.

The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2018, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2018:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2018
Beginning balance	$3,872,000	$434,000	$3,358,000	$20,000	$1,130,000	$36,000	$692,000	$545,000	$642,000	$10,729,000
Charge offs	—	—	68,000	—	212,000	—	121,000	195,000	—	596,000
Recoveries	52,000	—	33,000	—	45,000	—	13,000	73,000	—	216,000
Provision (credit)	(335,000)	(220,000)	268,000	3,000	129,000	—	135,000	317,000	1,036,000	1,333,000
Ending balance	$3,589,000	$214,000	$3,591,000	$23,000	$1,092,000	$36,000	$719,000	$740,000	$1,678,000	$11,682,000
For the three months ended September 30, 2018
Beginning balance	$3,732,000	$399,000	$3,475,000	$21,000	$1,138,000	$29,000	$678,000	$575,000	$1,425,000	$11,472,000
Charge offs	—	—	51,000	—	116,000	—	6,000	50,000	—	223,000
Recoveries	52,000	—	23,000	—	3,000	—	—	22,000	—	100,000
Provision (credit)	(195,000)	(185,000)	144,000	2,000	67,000	7,000	47,000	193,000	253,000	333,000
Ending balance	$3,589,000	$214,000	$3,591,000	$23,000	$1,092,000	$36,000	$719,000	$740,000	$1,678,000	$11,682,000
Allowance for loan losses as of September 30, 2018
Ending balance specifically evaluated for impairment	$265,000	$—	$1,890,000	$—	$238,000	$—	$7,000	$2,000	$—	$2,402,000
Ending balance collectively evaluated for impairment	$3,324,000	$214,000	$1,701,000	$23,000	$854,000	$36,000	$712,000	$738,000	$1,678,000	$9,280,000
Related loan balances as of September 30, 2018
Ending balance	$366,390,000	$23,889,000	$188,128,000	$56,704,000	$459,449,000	$18,166,000	$105,213,000	$25,619,000	$—	$1,243,558,000
Ending balance specifically evaluated for impairment	$9,410,000	$741,000	$9,849,000	$—	$10,928,000	$—	$1,168,000	$2,000	$—	$32,098,000
Ending balance collectively evaluated for impairment	$356,980,000	$23,148,000	$178,279,000	$56,704,000	$448,521,000	$18,166,000	$104,045,000	$25,617,000	$—	$1,211,460,000

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

As of September 30, 2018, 144,355 shares of restricted stock had been granted under the 2010 Plan, of which 67,689 shares remain restricted as of September 30, 2018 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2014	5.0	10,422	0.4
2015	5.0	12,023	1.3
2016	5.0	15,015	2.3
2017	3.0	4,902	1.4
2017	5.0	9,972	3.3
2018	1.0	300	0.4
2018	2.0	932	1.3
2018	3.0	2,400	2.4
2018	4.0	2,068	3.3
2018	5.0	9,655	4.3
		67,689	2.1

The compensation cost related to these restricted stock grants is $1,489,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2018, $285,000 of expense was recognized for these restricted shares, leaving $774,000 in unrecognized expense as of September 30, 2018. In the nine months ended September 30, 2017, $247,000 of expense was recognized for restricted shares, leaving $745,000 in unrecognized expense as of September 30, 2017.
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

Common Stock
Proceeds from sale of common stock totaled $466,000 and $476,000 for the nine months ended September 30, 2018 and 2017, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2018 and 2017:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2018
Net income as reported	$17,173,000
Basic EPS: Income available to common shareholders	17,173,000	10,780,277	$1.59
Effect of dilutive securities: restricted stock		69,515
Diluted EPS: Income available to common shareholders plus assumed conversions	$17,173,000	10,849,792	$1.58
For the nine months ended September 30, 2017
Net income as reported	$14,502,000
Basic EPS: Income available to common shareholders	14,502,000	10,744,155	$1.35
Effect of dilutive securities: restricted stock		71,923
Diluted EPS: Income available to common shareholders plus assumed conversions	$14,502,000	10,816,078	$1.34

The following table sets forth the computation of basic diluted EPS for the quarters ended September 30, 2018 and 2017:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2018
Net income as reported	$5,933,000
Basic EPS: Income available to common shareholders	5,933,000	10,785,528	$0.55
Effect of dilutive securities: restricted stock		69,515
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,933,000	10,855,043	$0.55
For the quarter ended September 30, 2017
Net income as reported	$4,982,000
Basic EPS: Income available to common shareholders	4,982,000	10,751,630	$0.46
Effect of dilutive securities: restricted stock		71,086
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,982,000	10,822,716	$0.46

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2017. The amount for 2018 has not been established. The expense related to the 401(k) plan was $414,000 and $364,000 for the nine months ended September 30, 2018 and 2017, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $129,000 for the nine months ended September 30, 2018 and $161,000 for the the same period in 2017. As of September 30, 2018, the associated accrued liability included in other liabilities in the balance sheet was $2,973,000 compared to $3,060,000 and $3,040,000 at December 31, 2017 and September 30, 2017, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$1,874,000	$1,870,000
Interest cost	57,000	57,000
Benefits paid	(84,000)	(96,000)
Benefit obligation at end of period	$1,847,000	$1,831,000
Funded status
Benefit obligation at end of period	$(1,847,000)	$(1,831,000)
Unamortized loss	186,000	156,000
Accrued benefit cost at end of period	$(1,661,000)	$(1,675,000)

The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarter ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Interest cost	$57,000	$57,000	$19,000	$19,000
Net periodic benefit cost	$57,000	$57,000	$19,000	$19,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	September 30, 2018	December 31, 2017	September 30, 2017
Unamortized net actuarial loss	$(186,000)	$(186,000)	$(156,000)
Deferred tax benefit at 21% (for September 30, 2018 and December 31, 2017) and 35% (for September 30, 2017)	39,000	39,000	54,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(147,000)	$(147,000)	$(102,000)

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2018 and 2017.

	For the nine months ended September 30,		For the quarter ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$(2,901,000)	$(935,000)	$(7,245,000)	$(585,000)
Unrealized gains (losses) arising during the period	(7,753,000)	640,000	(2,390,000)	99,000
Reclassification of realized gains during the period	(137,000)	(471,000)	(1,000)	(468,000)
Related deferred taxes (at a Federal Income Tax rate of 21% for September 30, 2018 and 35% for September 30, 2017)	1,658,000	(59,000)	503,000	129,000
Net change	(6,232,000)	110,000	(1,888,000)	(240,000)
Balance at end of period	$(9,133,000)	$(825,000)	$(9,133,000)	$(825,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2018 and 2017.

	For the nine months ended September 30,		For the quarter ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$(174,000)	$(129,000)	$(189,000)	$(137,000)
Amortization of net unrealized losses	(25,000)	(17,000)	(6,000)	(5,000)
Related deferred taxes (at a Federal Income Tax rate of 21% for September 30, 2018 and 35% for September 30, 2017)	5,000	6,000	1,000	2,000
Net change	(20,000)	(11,000)	(5,000)	(3,000)
Balance at end of period	$(194,000)	$(140,000)	$(194,000)	$(140,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2018 and 2017.

	For the nine months ended September 30,		For the quarter ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$1,544,000	$1,163,000	$2,066,000	$1,055,000
Unrealized gains, (losses) on cash flow hedging derivatives arising during the period	934,000	(198,000)	273,000	(31,000)
Related deferred taxes (at a Federal Income Tax rate of 21% for September 30, 2018 and 35% for September 30, 2017)	(196,000)	70,000	(57,000)	11,000
Net change	738,000	(128,000)	216,000	(20,000)
Balance at end of period	$2,282,000	$1,035,000	$2,282,000	$1,035,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2018 and 2017.

	For the nine months ended September 30,		For the quarter ended September 30,
	2018	2017	2018	2017
Unrecognized postretirement benefits at beginning of period	$(147,000)	$(102,000)	$(147,000)	$(102,000)
Amortization of unrecognized transition obligation	—	—	—	—
Change in unamortized net actuarial gain (loss)	—	—	—	—
Related deferred taxes (at a Federal Income Tax rate of 21% for September 30, 2018 and 35% for September 30, 2017)	—	—	—	—
Unrecognized postretirement benefits at end of period	$(147,000)	$(102,000)	$(147,000)	$(102,000)

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
The details of the interest rate swap agreements are as follows:

					September 30, 2018	December 31, 2017	September 30, 2017
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.940%	$1,552,000	$1,154,000	$934,000
20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.893%	1,059,000	801,000	658,000
25,000,000	June 5, 2018	December 5, 2019	1-Month USD LIBOR	2.466%	59,000	—	—
25,000,000	June 5, 2018	June 5, 2020	1-Month USD LIBOR	2.547%	94,000	—	—
25,000,000	June 5, 2018	December 5, 2020	1-Month USD LIBOR	2.603%	124,000	—	—
$125,000,000					$2,888,000	$1,955,000	$1,592,000
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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2018, the prepayment assumption using the PSA model was 127, which translates into an anticipated prepayment rate of 7.65%. The discount rate is 9.50%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2018 and 2017, servicing rights capitalized totaled $184,000 and $339,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2018 and 2017 were $152,000 and $274,000, respectively. The fair value of servicing rights was $2,572,000, $2,321,000 and $1,888,000 at September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The Bank serviced loans for others totaling $257,584,000, $260,258,000 and $256,530,000 at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2018	December 31, 2017	September 30, 2017
Mortgage servicing rights	$5,611,000	$5,428,000	$5,199,000
Accumulated amortization	(4,312,000)	(4,160,000)	(4,072,000)
Impairment reserve	—	—	(18,000)
	$1,299,000	$1,268,000	$1,109,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2018 and 2017, and at December 31, 2017:

	September 30, 2018	December 31, 2017	September 30, 2017
Certificates of deposit < $100,000	$389,317,000	$284,066,000	$250,865,000
Certificates $100,000 to $250,000	168,402,000	232,759,000	202,722,000
Certificates $250,000 and over	61,690,000	42,176,000	43,257,000
	$619,409,000	$559,001,000	$496,844,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2018 and 2017, and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets that were measured at fair value on a recurring basis as of September 30, 2018, December 31, 2017 and September 30, 2017.

	At September 30, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$4,979,000	$—	$4,979,000
Mortgage-backed securities	—	292,570,000	—	292,570,000
State and political subdivisions	—	4,638,000	—	4,638,000
Other equity securities	—	3,257,000	—	3,257,000
Total securities available for sale	—	305,444,000	—	305,444,000
Interest rate swap agreements	—	2,888,000	—	2,888,000
Total assets	$—	$308,332,000	$—	$308,332,000

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$289,989,000	$—	$289,989,000
State and political subdivisions	—	6,769,000	—	6,769,000
Other equity securities	—	3,414,000	—	3,414,000
Total securities available for sale	—	300,172,000	—	300,172,000
Interest rate swap agreements	—	1,955,000	—	1,955,000
Total assets	$—	$302,127,000	$—	$302,127,000

	At September 30, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$288,789,000	$—	$288,789,000
State and political subdivisions	—	6,842,000	—	6,842,000
Other equity securities	—	3,368,000	—	3,368,000
Total securities available for sale	—	298,999,000	—	298,999,000
Interest rate swap agreements	—	1,592,000	—	1,592,000
Total assets	$—	$300,591,000	$—	$300,591,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $53,000 at December 31, 2017 and September 30, 2017. There was no allowance at September 30, 2018. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $2,109,000, $1,531,000 and $1,553,000 at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

	At September 30, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$584,000	$—	$584,000
Impaired loans	—	7,024,000	—	7,024,000
Total assets	$—	$7,608,000	$—	$7,608,000

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,012,000	$—	$1,012,000
Impaired loans	—	6,521,000	—	6,521,000
Total assets	$—	$7,533,000	$—	$7,533,000

	At September 30, 2017
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$320,000	$—	$320,000
Impaired loans	—	7,334,000	—	7,334,000
Total assets	$—	$7,654,000	$—	$7,654,000

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
The carrying amount and estimated fair values for financial instruments as of September 30, 2018 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,649,000	$21,649,000	$21,649,000	$—	$—
Interest bearing deposits in other banks	51,045,000	51,045,000	51,045,000	—	—
Securities available for sale	305,444,000	305,444,000	—	305,444,000	—
Securities to be held to maturity	257,395,000	249,890,000	—	249,890,000	—
Restricted equity securities	11,586,000	11,586,000	—	11,586,000	—
Loans held for sale	1,134,000	1,134,000	—	1,134,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	362,199,000	359,421,000	—	423,000	358,998,000
Construction	23,639,000	23,458,000	—	—	23,458,000
Other	183,935,000	184,116,000	—	6,033,000	178,083,000
Municipal	56,677,000	56,981,000	—	—	56,981,000
Residential
Term	458,174,000	459,561,000	—	475,000	459,086,000
Construction	18,124,000	18,095,000	—	—	18,095,000
Home equity line of credit	104,373,000	103,209,000	—	93,000	103,116,000
Consumer	24,755,000	24,126,000	—	—	24,126,000
Total loans	1,231,876,000	1,228,967,000	—	7,024,000	1,221,943,000
Mortgage servicing rights	1,299,000	2,572,000	—	2,572,000	—
Interest rate swap agreements	2,888,000	2,888,000	—	2,888,000	—
Accrued interest receivable	7,095,000	7,095,000	—	7,095,000	—
Financial liabilities
Demand deposits	$170,728,000	$169,751,000	$—	$169,751,000	$—
NOW deposits	357,834,000	346,851,000	—	346,851,000	—
Money market deposits	129,516,000	123,865,000	—	123,865,000	—
Savings deposits	237,424,000	216,051,000	—	216,051,000	—
Local certificates of deposit	252,440,000	253,014,000	—	253,014,000	—
National certificates of deposit	366,969,000	368,127,000	—	368,127,000	—
Total deposits	1,514,911,000	1,477,659,000	—	1,477,659,000	—
Repurchase agreements	95,160,000	90,311,000	—	90,311,000	—
Federal Home Loan Bank advances	170,114,000	170,058,000	—	170,058,000	—
Total borrowed funds	265,274,000	260,369,000	—	260,369,000	—
Accrued interest payable	943,000	943,000	—	943,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2017 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,207,000	$19,207,000	$19,207,000	$—	$—
Interest bearing deposits in other banks	860,000	860,000	860,000	—	—
Securities available for sale	300,172,000	300,172,000	—	300,172,000	—
Securities to be held to maturity	256,567,000	259,655,000	—	259,655,000	—
Restricted equity securities	10,358,000	10,358,000	—	10,358,000	—
Loans held for sale	386,000	386,000	—	386,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	319,691,000	311,321,000	—	72,000	311,249,000
Construction	37,594,000	36,610,000	—	—	36,610,000
Other	177,956,000	175,455,000	—	6,018,000	169,437,000
Municipal	33,370,000	33,280,000	—	—	33,280,000
Residential
Term	431,459,000	431,028,000	—	391,000	430,637,000
Construction	17,830,000	17,613,000	—	—	17,613,000
Home equity line of credit	110,566,000	109,012,000	—	40,000	108,972,000
Consumer	24,944,000	24,408,000	—	—	24,408,000
Total loans	1,153,410,000	1,138,727,000	—	6,521,000	1,132,206,000
Mortgage servicing rights	1,268,000	2,321,000	—	2,321,000	—
Interest rate swap agreements	1,955,000	1,955,000	—	1,955,000	—
Accrued interest receivable	5,867,000	5,867,000	—	5,867,000	—
Financial liabilities
Demand deposits	$145,332,000	$139,350,000	$—	$139,350,000	$—
NOW deposits	318,043,000	295,775,000	—	295,775,000	—
Money market deposits	163,898,000	153,497,000	—	153,497,000	—
Savings deposits	232,605,000	203,799,000	—	203,799,000	—
Local certificates of deposit	223,074,000	220,734,000	—	220,734,000	—
National certificates of deposit	335,927,000	335,775,000	—	335,775,000	—
Total deposits	1,418,879,000	1,348,930,000	—	1,348,930,000	—
Repurchase agreements	70,564,000	67,976,000	—	67,976,000	—
Federal Home Loan Bank advances	158,194,000	156,396,000	—	156,396,000	—
Total borrowed funds	228,758,000	224,372,000	—	224,372,000	—
Accrued interest payable	642,000	642,000	—	642,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2017 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,375,000	$22,375,000	$22,375,000	$—	$—
Interest bearing deposits in other banks	584,000	584,000	584,000	—	—
Securities available for sale	298,999,000	298,999,000	—	298,999,000	—
Securities to be held to maturity	242,679,000	245,021,000	—	245,021,000	—
Restricted equity securities	10,798,000	10,798,000	—	10,798,000	—
Loans held for sale	434,000	434,000	—	434,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	296,888,000	290,475,000	—	351,000	290,124,000
Construction	32,348,000	31,649,000	—	—	31,649,000
Other	169,493,000	167,710,000	—	6,259,000	161,451,000
Municipal	33,289,000	33,466,000	—	—	33,466,000
Residential
Term	428,318,000	431,112,000	—	724,000	430,388,000
Construction	15,461,000	15,307,000	—	—	15,307,000
Home equity line of credit	109,433,000	107,891,000	—	—	107,891,000
Consumer	24,844,000	24,416,000	—	—	24,416,000
Total loans	1,110,074,000	1,102,026,000	—	7,334,000	1,094,692,000
Mortgage servicing rights	1,109,000	1,888,000	—	1,888,000	—
Interest rate swap agreements	1,592,000	1,592,000	—	1,592,000	—
Accrued interest receivable	5,820,000	5,820,000	—	5,820,000	—
Financial liabilities
Demand deposits	$158,797,000	$154,034,000	$—	$154,034,000	$—
NOW deposits	325,695,000	306,947,000	—	306,947,000	—
Money market deposits	134,257,000	126,541,000	—	126,541,000	—
Savings deposits	234,456,000	207,813,000	—	207,813,000	—
Local certificates of deposit	220,702,000	220,047,000	—	220,047,000	—
National certificates of deposit	276,142,000	276,078,000	—	276,078,000	—
Total deposits	1,350,049,000	1,291,460,000	—	1,291,460,000	—
Repurchase agreements	75,412,000	72,948,000	—	72,948,000	—
Federal Home Loan Bank advances	158,916,000	158,424,000	—	158,424,000	—
Total borrowed funds	234,328,000	231,372,000	—	231,372,000	—
Accrued interest payable	605,000	605,000	—	605,000	—

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
In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. The Company expects to elect both transition options. The adoption of ASU 2018-11 is not expected to have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2018	2017	2018	2017
Net interest income as presented	$37,214	$35,095	$12,536	$11,954
Effect of tax-exempt income	1,603	2,953	557	1,003
Net interest income, tax equivalent	$38,817	$38,048	$13,093	$12,957
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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2018	2017	2018	2017
Non-interest expense, as presented	$24,971	$23,351	$8,216	$8,013
Net interest income, as presented	37,214	35,095	12,536	11,954
Effect of tax-exempt interest income	1,603	2,953	557	1,003
Non-interest income, as presented	9,347	9,338	3,034	3,493
Effect of non-interest tax-exempt income	124	248	41	83
Net securities gains	(137)	(471)	(1)	(468)
Adjusted net interest income plus non-interest income	$48,151	$47,163	$16,167	$16,065
Non-GAAP efficiency ratio	51.86%	49.51%	50.82%	49.88%
GAAP efficiency ratio	53.63%	52.55%	52.77%	51.87%
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

The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2018	2017	2018	2017
Average shareholders' equity as presented	$184,132	$178,482	$186,399	$181,153
Less average intangible assets	(30,006)	(30,049)	(30,021)	(30,064)
Average tangible shareholders' common equity	$154,126	$148,433	$156,378	$151,089

Executive Summary
Net income for the nine months ended September 30, 2018 was $17.2 million, up $2.7 million or 18.4% from the same period in 2017. Earnings per common share on a fully diluted basis were $1.58 for the nine months ended September 30, 2018, up $0.24 or 17.9% from the $1.34 posted for the same period in 2017. For the quarter ended September 30, 2018, net income was $5.9 million, up $951,000 or 19.1% from the same period in 2017. Earnings per common share on a fully diluted basis were $0.55 for the quarter ended September 30, 2018, up $0.09 or 19.6% from the $0.46 posted in 2017. Compared to the previous quarter, net income was up $199,000 or 3.5% and earnings per common share on a fully diluted basis were up $0.02 or 3.8%.
This was the best quarter in the Company's history, including another quarter of record earnings. Continued growth in earning assets resulted in increased net interest income despite tighter margins. The Company's fee-based business lines continue to generate year-over-year revenue growth, led by First Advisors, the Bank's trust and investment management division, where revenues are up 15% over the first nine months of last year. Based upon the strength of the Company's earnings, a dividend of 29 cents per share was declared in the third quarter, representing a payout to our shareholders of 52.73% of net income for the period.
Net interest income on a tax-equivalent basis was up $769,000 or 2.0% in the nine months ended September 30, 2018 compared to the same period in 2017, with the increase primarily attributable to growth in earning assets. This growth offset a year-over-year decline in our net interest margin from 3.03% in the first nine months of 2017 to 2.90% in the first nine months of 2018. For the quarter ended September 30, 2018, net interest income on a tax-equivalent basis increased $136,000 or 1.0% compared to the same period in 2017, despite a decline in the net interest margin period to period from 3.02% to 2.83%. The quarterly and year-to-date margin declines are due to higher funding costs and a reduced benefit from tax-exempt assets.
Non-interest income for the nine months ended September 30, 2018 was up $9,000 or 0.1%, from the nine months ended September 30, 2017. Revenue growth from First Advisors and deposit-based charges offset a period to period decline in mortgage banking income and net securities gains. Non-interest expense for the nine months ended September 30, 2018 was up $1.6 million or 6.9%, from the same period in 2017, primarily due to higher employee costs as we continue to invest in the people and technology to sustain growth.
Credit quality is stable and remains solid. Non-performing assets stood at 0.74% of total assets as of September 30, 2018 - down from 0.94% of total assets as of September 30, 2017 and 0.86% as of December 31, 2017. Total past-due loans were 0.83% of total loans as of September 30, 2018, down from 1.60% of total loans as of December 31, 2017 and 0.98% as of September 30, 2017.
The provision for loan losses for the first nine months of 2018 was $1.3 million, down $417,000 from the amount provisioned in the same period in 2017. Net loan chargeoffs for the nine months ended September 30, 2018 were $380,000 or 0.04% of average loans on an annualized basis. This was down $496,000 from net chargeoffs of $876,000 or 0.11% of average loans on an annualized basis for the nine months ended September 30, 2017. The allowance for loan losses increased $953,000 between December 31, 2017 and September 30, 2018, and is 0.94% of loans outstanding as of September 30, 2018, up slightly from 0.92% as of as of December 31, 2017 and down slightly from 0.98% of total loans as of September 30, 2017.
The strong growth on both sides of the balance sheet experienced in 2017 continued into the first nine months of 2018. Total assets have increased $138.9 million or 7.5% year-to-date. The loan portfolio increased $79.4 million or 6.8% in the nine months ended September 30, 2018 and $122.5 million or 10.9% from a year ago. The majority of the loan growth has been in commercial and municipal loans, with modest growth in residential term mortgage loans. The investment portfolio has increased $7.3 million year-to-date and increased $21.9 million or 4.0% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $70.0 million or 10.1% year-to-date, in-line with our normal seasonal deposit flow pattern. Year-over-year low-cost deposits increased $47.0 million or 6.5%. Local certificates of deposit ("CDs") decreased $36.5 million and wholesale CDs increased $159.1 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 14.84%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.

The Company's operating ratios remain good, with a return on average tangible common equity of 14.90% for the nine months ended September 30, 2018 compared to 13.06% for the same period in 2017. Based upon June 30, 2018 data, our return on average tangible common equity was in the top 21% of all banks in the UBPR peer group, which had an average return on equity of 11.71%. Our efficiency ratio continues to be an important component in our overall performance and stood at 51.86% for the nine months ended September 30, 2018 compared to 49.51% for the same period in 2017. The increase being attributable to increased operating expenses and a reduction in tax equivalent revenue from the Company's tax exempt assets, as a result of the Tax Cuts and Jobs Act of 2017 ("the TCJA"). This ratio remains well below the UBPR peer group average of 61.87% as of June 30, 2018.
Net Interest Income
Total interest income of $51.7 million for the nine months ended September 30, 2018 was an increase of $6.7 million or 15.0% compared to total interest income of $45.0 million for the same period of 2017. Total interest expense of $14.5 million for the nine months ended September 30, 2018 was an increase of $4.6 million or 46.5% compared to total interest expense for the nine months ended September 30, 2017. As a result, net interest income of $37.2 million for the nine months ended September 30, 2018 was an increase of $2.1 million or 6.0% compared to net interest income of $35.1 million for the same period ended September 30, 2017. The Company's net interest margin on a tax-equivalent basis decreased from 3.03% for the nine months ended September 30, 2017 to 2.90% for the nine months ended September 30, 2018. Tax-exempt interest income amounted to $6.0 million for the nine months ended September 30, 2018 and $5.5 million for the same period of 2017.
Total interest income of $18.1 million for the quarter ended September 30, 2018 is a 16.6% increase from total interest income of $15.5 million in the comparable period of 2017. Total interest expense of $5.6 million for the quarter ended September 30, 2018 is a 55.8% increase from total interest expense of $3.6 million for the comparable period of 2017. As a result, net interest income increased 4.9% or $582,000 to $12.5 million for the quarter ended September 30, 2018, from the $12.0 million reported for the same period in 2017. The Company's net interest margin on a tax-equivalent basis decreased from 3.02% for the quarter ended September 30, 2017 to 2.83% for the quarter ended September 30, 2018. Tax-exempt interest income amounted to $2.1 million for the quarters ended September 30, 2018 and $1.9 million for the same period of 2017.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2018 and 2017. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate in 2018, and a 35.0% rate in 2017.

	For the nine months ended
	September 30, 2018		September 30, 2017
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$132	1.95%	$46	0.92%
Investments	13,831	3.22%	14,185	3.36%
Loans held for sale	5	2.08%	20	3.72%
Loans	39,377	4.37%	33,712	4.08%
Total interest income	53,345	3.99%	47,963	3.82%
Interest expense
Deposits	11,131	1.16%	6,769	0.79%
Other borrowings	3,397	1.69%	3,146	1.63%
Total interest expense	14,528	1.25%	9,915	0.95%
Net interest income	$38,817		$38,048
Interest rate spread		2.74%		2.87%
Net interest margin		2.90%		3.03%

	For the quarters ended
	September 30, 2018		September 30, 2017
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$115	1.97%	$23	1.52%
Investments	4,700	3.23%	4,736	3.31%
Loans held for sale	7	8.07%	8	3.57%
Loans	13,821	4.45%	11,753	4.13%
Total interest-earning assets	18,643	4.04%	16,520	3.85%
Interest expense
Deposits	4,274	1.30%	2,473	0.86%
Other borrowings	1,276	1.86%	1,090	1.58%
Total interest expense	5,550	1.39%	3,563	1.00%
Net interest income	$13,093		$12,957
Interest rate spread		2.65%		2.85%
Net interest margin		2.83%		3.02%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2018 compared to 2017. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% tax rate in 2018 and 35% in 2017.

For the nine months ended September 30, 2018 compared to 2017
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$16	$52	$18	$86
Investment securities	220	(565)	(9)	(354)
Loans held for sale	(3)	5	(3)	(1)
Loans	3,026	2,409	216	5,651
Change in interest income	3,259	1,901	222	5,382
Interest expense
Deposits	818	3,162	382	4,362
Other borrowings	125	121	5	251
Change in interest expense	943	3,283	387	4,613
Change in net interest income	$2,316	$(1,382)	$(165)	$769
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2018 compared to 2017
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$66	$7	$19	$92
Investment securities	85	(119)	(2)	(36)
Loans held for sale	(5)	10	(6)	(1)
Loans	1,084	901	83	2,068
Change in interest income	1,230	799	94	2,123
Interest expense
Deposits	358	1,260	183	1,801
Other borrowings	(3)	190	(1)	186
Change in interest expense	355	1,450	182	1,987
Change in net interest income	$875	$(651)	$(88)	$136

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2018 and 2017.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Assets
Cash and cash equivalents	$18,443	$17,096	$22,244	$20,763
Interest-bearing deposits in other banks	9,038	6,697	23,145	6,007
Securities available for sale	304,038	311,488	307,029	311,462
Securities to be held to maturity	257,798	240,355	258,282	243,187
Restricted equity securities, at cost	11,603	12,849	11,890	12,370
Loans held for sale	321	719	344	889
Loans	1,204,327	1,105,168	1,232,252	1,128,199
Allowance for loan losses	(11,207)	(10,475)	(11,605)	(10,734)
Net loans	1,193,120	1,094,693	1,220,647	1,117,465
Accrued interest receivable	6,785	6,327	6,790	6,255
Premises and equipment	21,952	21,707	21,593	21,459
Other real estate owned	812	341	401	326
Goodwill	29,805	29,805	29,805	29,805
Other assets	40,312	36,616	41,067	37,319
Total Assets	$1,894,027	$1,778,693	$1,943,237	$1,807,307

Liabilities & Shareholders' Equity
Demand deposits	$147,083	$185,093	$161,795	$196,037
NOW deposits	304,032	262,213	309,979	257,035
Money market deposits	116,084	134,469	117,973	139,545
Savings deposits	232,314	224,993	232,926	230,933
Certificates of deposit	629,064	521,687	646,999	514,915
Total deposits	1,428,577	1,328,455	1,469,672	1,338,465
Borrowed funds – short term	203,448	258,279	207,513	273,451
Borrowed funds – long term	65,114	—	65,114	—
Dividends payable	1,073	993	1,131	901
Other liabilities	11,683	12,484	13,408	13,337
Total Liabilities	1,709,895	1,600,211	1,756,838	1,626,154
Shareholders' Equity:
Common stock	108	108	109	108
Additional paid-in capital	62,095	61,079	62,342	61,310
Retained earnings	126,990	116,841	129,710	119,072
Net unrealized loss on securities available for sale	(6,697)	(357)	(7,531)	(26)
Net unrealized loss on securities transferred from available for sale to held to maturity	(184)	(134)	(191)	(138)
Net unrealized gain on cash flow hedging derivative instruments	1,967	1,047	2,107	929
Net unrealized loss on postretirement benefit costs	(147)	(102)	(147)	(102)
Total Shareholders' Equity	184,132	178,482	186,399	181,153
Total Liabilities & Shareholders' Equity	$1,894,027	$1,778,693	$1,943,237	$1,807,307

Non-Interest Income
Non-interest income of $9.3 million for the nine months ended September 30, 2018 is an increase of $9,000 compared to the same period in 2017. Revenue growth from First Advisors and deposit-based charges offset a period to period decline in mortgage banking income and net securities gains. Non-interest income of $3.0 million for the quarter ended September 30, 2018 is a decrease of $459,000 compared to the same period in 2017, due to a decrease in net securities gains and mortgage origination and servicing income.
Non-Interest Expense
Non-interest expense of $25.0 million for the nine months ended September 30, 2018 is an increase of 6.9% or $1.6 million compared to non-interest expense of $23.4 million for the same period in 2017, primarily due to higher employee costs as we continue to invest in the people and technology to sustain growth. The Company's efficiency ratio stood at 51.86% for the nine months ended September 30, 2018, up from 49.51% for the same period in 2017, primarily due to TCJA and higher operating costs. Noninterest expense of $8.2 million for the quarter ended September 30, 2018 is an increase of 2.5% compared to noninterest expense of $8.0 million for the same period in 2017 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $3.1 million for the nine months ended September 30, 2018, down $1.7 million from the same period in 2017. As expected, the TCJA resulted in a significant income tax expense savings from the prior year.
Investments
The Company's investment portfolio increased by $7.3 million between December 31, 2017 and September 30, 2018. As of September 30, 2018, mortgage-backed securities had a carrying value of $311.8 million and a fair value of $311.7 million. Of this total, securities with a fair value of $127.0 million or 40.8% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $184.7 million or 59.2% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $194,000 at September 30, 2018. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2018 and 2017 and December 31, 2017.

Dollars in thousands	September 30, 2018	December 31, 2017	September 30, 2017
Securities available for sale
U.S. government-sponsored agencies	$4,979	$—	$—
Mortgage-backed securities	292,570	289,989	288,789
State and political subdivisions	4,638	6,769	6,842
Other equity securities	3,257	3,414	3,368
	$305,444	$300,172	$298,999
Securities to be held to maturity
U.S. government-sponsored agencies	$11,155	$11,155	$11,154
Mortgage-backed securities	19,244	23,284	24,993
State and political subdivisions	222,696	217,828	202,232
Corporate securities	4,300	4,300	4,300
	$257,395	$256,567	$242,679
Restricted equity securities
Federal Home Loan Bank Stock	$10,549	$9,321	$9,761
Federal Reserve Bank Stock	1,037	1,037	1,037
	$11,586	$10,358	$10,798
Total securities	$574,425	$567,097	$552,476

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2018. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	4,979	3.38% %	—	0.00%
Due in 5 to 10 years	—	0.00%	7,255	3.03%
Due after 10 years	—	0.00%	3,900	3.05%
Total	4,979	3.38%	11,155	3.04%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	20	2.01%
Due in 1 to 5 years	8,532	3.15%	3,573	2.75%
Due in 5 to 10 years	63,171	3.10%	11,529	3.29%
Due after 10 years	220,867	2.46%	4,122	4.98%
Total	292,570	2.62%	19,244	3.55%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,476	5.55%
Due in 1 to 5 years	375	5.67%	17,890	5.72%
Due in 5 to 10 years	4,263	4.40%	133,213	4.71%
Due after 10 years	—	0.00%	70,117	4.64%
Total	4,638	4.50%	222,696	4.77%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.50%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.22%
Equity Securities	3,257	0.01%	—	0.00%
	$305,444	2.58%	$257,395	4.61%

Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at September 30, 2018 amounted to $20.1 million, or 3.58% of the amortized cost of the total securities portfolio. At December 31, 2017 this amount was $5.9 million, or 1.08% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of September 30, 2018, the Company had temporarily impaired securities with a fair value of $457.5 million and unrealized losses of $20.1 million, as identified in the table below. The level of temporary impairment was up from December 31, 2017 as a result of a shift in the yield curve and a corresponding decrease in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $189.9 million as of September 30, 2018, compared with $144.4 million at December 31, 2017. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2018:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,753	$(247)	$7,614	$(541)	$15,367	$(788)
Mortgage-backed securities	154,611	(4,333)	143,771	(7,427)	298,382	(11,760)
State and political subdivisions	105,233	(3,255)	38,491	(4,305)	143,724	(7,560)
	$267,597	$(7,835)	$189,876	$(12,273)	$457,473	$(20,108)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2018, there were $788,000 unrealized losses on these securities compared to $180,000 unrealized losses as of December 31, 2017. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at September 30, 2018.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2018, there were $11.8 million of unrealized losses on these securities compared with $4.6 million at December 31, 2017. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2018 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2018. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2018, there were $7.6 million of unrealized losses on these securities compared to $1.2 million at December 31, 2017. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At September 30, 2018, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2018 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2018. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of September 30, 2018, or at December 31, 2017. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2018, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other equity securities. As of September 30, 2018, there were no unrealized losses on other equity securities compared with $3,000 at December 31, 2017. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2018, 2017 and December 31, 2017, the Bank's investment in FHLB stock totaled $10.5 million, $9.8 million and $9.3 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2018. The Company will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2018, the Bank had $1,134,000 in loans held for sale. This compares to $386,000 in loans held for sale at December 31, 2017 and $434,000 in loans held for sale at September 30, 2017. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first nine months of 2018, with total loans at $1.24 billion at September 30, 2018, up $79.4 million or 6.8% from total loans of $1.16 billion at December 31, 2017. Commercial loans increased $35.0 million or 6.4% between December 31, 2017 and September 30, 2018, municipal loans increased $23.3 million or 69.8%, residential term loans increased $26.8 million and home equity lines of credit decreased $6.1 million.
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
Construction loans, both commercial and residential, at 24.4% of capital are well under the regulatory guidance of 100.0% of capital at September 30, 2018. Construction loans and non-owner-occupied commercial real estate loans are at 123.1% of total capital, well under the regulatory guidance of 300.0% of capital at September 30, 2018.
The following table summarizes the loan portfolio, by class, at September 30, 2018 and 2017 and December 31, 2017.

Dollars in thousands	September 30, 2018		December 31, 2017		September 30, 2017
Commercial
Real estate	$366,390	29.5%	$323,809	27.8%	$301,227	26.9%
Construction	23,889	1.9%	38,056	3.3%	32,893	2.9%
Other	188,128	15.1%	181,528	15.6%	172,986	15.4%
Municipal	56,704	4.6%	33,391	2.9%	33,311	3.0%
Residential
Term	459,449	36.8%	432,661	37.1%	429,572	38.3%
Construction	18,166	1.5%	17,868	1.5%	15,495	1.4%
Home equity line of credit	105,213	8.5%	111,302	9.6%	110,178	9.8%
Consumer	25,619	2.1%	25,524	2.2%	25,424	2.3%
Total loans	$1,243,558	100.0%	$1,164,139	100.0%	$1,121,086	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2018.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$5,067	$30,058	$40,375	$290,890	$366,390
Construction	2,133	3,829	2,173	15,754	23,889
Other	12,736	67,561	45,445	62,386	188,128
Municipal	33,099	6,484	13,280	3,841	56,704
Residential
Term	1,857	7,541	28,782	421,269	459,449
Construction	170	—	—	17,996	18,166
Home equity line of credit	765	318	644	103,486	105,213
Consumer	7,922	4,889	2,829	9,979	25,619
Total loans	$63,749	$120,680	$133,528	$925,601	$1,243,558
The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2018.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$68,234	5.5%	$298,156	24.0%	$366,390	29.5%
Construction	8,780	0.7%	15,109	1.2%	23,889	1.9%
Other	69,855	5.6%	118,273	9.5%	188,128	15.1%
Municipal	55,354	4.5%	1,350	0.1%	56,704	4.6%
Residential
Term	331,369	26.5%	128,080	10.3%	459,449	36.8%
Construction	17,895	1.5%	271	0.0%	18,166	1.5%
Home equity line of credit	670	0.1%	104,543	8.4%	105,213	8.5%
Consumer	19,043	1.6%	6,576	0.5%	25,619	2.1%
Total loans	$571,200	46.0%	$672,358	54.0%	$1,243,558	100.0%

Loan Concentrations
As of September 30, 2018, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.
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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2018, impaired loans with specific reserves totaled $13.4 million and the amount of such reserves was $2.4 million. This compares to impaired loans with specific reserves of $13.4 million at December 31, 2017 and the amount of such reserves was $1.8 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2018 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of September 30, 2018 and 2017 and December 31, 2017. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2018		December 31, 2017		September 30, 2017
Commercial
Real estate	$3,589	29.5%	$3,872	27.8%	$4,004	26.9%
Construction	214	1.9%	434	3.3%	503	2.9%
Other	3,591	15.1%	3,358	15.6%	3,223	15.4%
Municipal	23	4.6%	20	2.9%	20	3.0%
Residential
Term	1,092	36.8%	1,130	37.1%	1,157	38.3%
Construction	36	1.5%	36	1.5%	31	1.4%
Home equity line of credit	719	8.5%	692	9.6%	687	9.8%
Consumer	740	2.1%	545	2.2%	535	2.3%
Unallocated	1,678	—%	642	—%	852	—%
Total	$11,682	100.0%	$10,729	100.0%	$11,012	100.0%

The allowance for loan losses totaled $11.7 million at September 30, 2018, compared to $10.7 million as of December 31, 2017 and $11.0 million as of September 30, 2017. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $590,000 in the first nine months of 2018 from $1.8 million at December 31, 2017 to $2.4 million at September 30, 2018. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $835,000 in the first nine months of 2018. The portion of the reserve based on qualitative factors increased nominally, or $162,000 in the first nine months of 2018 due to a mix of factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the change in unallocated reserves from$

642,000, or 6.0% of the total reserve at December 31, 2017, to $1.7 million, or 14.4% as of September 30, 2018, supported general imprecision related to portfolio growth.
A breakdown of the allowance for loan losses as of September 30, 2018, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$265	$758	$2,566	$—	$3,589
Construction	—	49	165	—	214
Other	1,890	388	1,313	—	3,591
Municipal	—	—	23	—	23
Residential
Term	238	313	541	—	1,092
Construction	—	13	23	—	36
Home equity line of credit	7	280	432	—	719
Consumer	2	397	341	—	740
Unallocated	—	—	—	1,678	1,678
	$2,402	$2,198	$5,404	$1,678	$11,682
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $1.3 million for the first nine months of 2018 and $1.8 million the first nine months of 2017. Net chargeoffs were $380,000 in the first nine months of 2018, down from $876,000 in the first nine months of 2017. Our allowance as a percentage of outstanding loans was 0.94% as of September 30, 2018, up from 0.92% reported as of December 31, 2017, and down from 0.98% as of September 30, 2017.

The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017:

Dollars in thousands	September 30, 2018	December 31, 2017	September 30, 2017
Balance at the beginning of year	$10,729	$10,138	$10,138
Loans charged off:
Commercial
Real estate	—	587	305
Construction	—	—	—
Other	68	212	58
Municipal	—	—	—
Residential
Term	212	456	351
Construction	—	—	—
Home equity line of credit	121	28	28
Consumer	195	335	276
Total	596	1,618	1,018
Recoveries on loans previously charged off
Commercial
Real estate	52	—	—
Construction	—	—	—
Other	33	49	25
Municipal	—	—	—
Residential
Term	45	40	29
Construction	—	—	—
Home equity line of credit	13	11	4
Consumer	73	109	84
Total	216	209	142
Net loans charged off	380	1,409	876
Provision for loan losses	1,333	2,000	1,750
Balance at end of period	$11,682	$10,729	$11,012
Ratio of net loans charged off to average loans outstanding[1]	0.04%	0.13%	0.11%
Ratio of allowance for loan losses to total loans outstanding	0.94%	0.92%	0.98%
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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.14% at September 30, 2018 compared to 1.27% at December 31, 2017 and 1.46% at September 30, 2017. The following table shows the distribution of nonperforming loans by class as of September 30, 2018 and 2017 and December 31, 2017:

Dollars in thousands	September 30, 2018	December 31, 2017	September 30, 2017
Commercial
Real estate	$964	$752	$1,929
Construction	—	—	—
Other	9,330	9,357	9,520
Municipal	—	—	—
Residential
Term	3,042	3,778	3,875
Construction	—	—	—
Home equity line of credit	834	833	1,001
Consumer	2	16	51
Total nonperforming loans	$14,172	$14,736	$16,376
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2018, loans 90 or more days past due and still accruing interest totaled $249,000, compared to $445,000 at December 31, 2017 and $511,000 at September 30, 2017.

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
As of September 30, 2018, we had 71 loans with a balance of $25.7 million that have been restructured. This compares to 62 loans with a balance of $17.8 million and 67 loans with a balance of $19.8 million classified as TDRs as of December 31, 2017 and September 30, 2017, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2017 and September 30, 2018:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2017	62	$17,801
Added in 2018	11	8,576
Principal reduction on loans added in 2018		(47)
Net added in 2018		8,529
Loans paid off in 2018	(2)	(340)
Repayments in 2018	—	(329)
Total at September 30, 2018	71	$25,661

As of September 30, 2018, 56 loans with an aggregate balance of $17.4 million were performing under the modified terms, three loans with an aggregate balance of $501,000 were more than 30 days past due and accruing and 12 loans with an aggregate balance of $7.7 million were on nonaccrual. As a percentage of aggregate outstanding balance, 67.9% were performing under the modified terms, 2.0% were more than 30 days past due and accruing and 30.1% were on nonaccrual. The performance status of all TDRs as of September 30, 2018, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$8,445	$—	$97	$8,542
Construction	741	—	—	741
Other	382	138	6,487	7,007
Municipal	—	—	—	—
Residential
Term	7,522	363	984	8,869
Construction	—	—	—	—
Home equity line of credit	335	—	167	502
Consumer	—	—	—	—
	$17,425	$501	$7,735	$25,661
Percent of balance	67.9%	2.0%	30.1%	100.0%
Number of loans	56	3	12	71
Associated specific reserve	$371	$—	$1,105	$1,476

Residential TDRs (including home equity lines of credit) as of September 30, 2018 included 49 loans with an aggregate balance of $9.4 million, and the modifications granted fell into five major categories. Loans totaling $6.1 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.4 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $533,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Rate concessions were granted on loans totaling $2.2 million. Loans with an aggregate balance of $1.9 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of September 30, 2018 were comprised of 22 loans with a balance of $16.3 million. Of this total, 10 loans with an aggregate balance of $5.4 million had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $1.7 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Seven loans with an aggregate balance of $7.5 million had a deferral of payment. The remaining three loans with an aggregate balance of $1.7 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of September 30, 2018, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of

$676,000. There were also 12 loans with an outstanding balance of $7.7 million that were classified as TDRs and on non-accrual status, of which four loans with an outstanding balance of $504,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $32.1 million at September 30, 2018, and have increased $706,000 from December 31, 2017. There were 138 impaired loans at September 30, 2018, up from 128 loans at December 31, 2017. Impaired commercial loans increased $1.6 million between December 31, 2017 and September 30, 2018. The specific allowance for impaired commercial loans increased from $1.5 million at December 31, 2017 to $2.2 million as of September 30, 2018, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2017 to September 30, 2018, impaired residential loans decreased $820,000 and impaired home equity lines of credit decreased $11,000.
The following table sets forth impaired loans as of September 30, 2018 and 2017 and December 31, 2017:

Dollars in thousands	September 30, 2018	December 31, 2017	September 30, 2017
Commercial
Real estate	$9,410	$7,790	$9,836
Construction	741	741	763
Other	9,849	9,918	10,250
Municipal	—	—	—
Residential
Term	10,928	11,748	12,641
Construction	—	—	—
Home equity line of credit	1,168	1,179	1,519
Consumer	2	16	51
Total	$32,098	$31,392	$35,060

Past Due Loans
The Bank's overall loan delinquency ratio was 0.83% at September 30, 2018 compared to 1.60% at December 31, 2017 and 0.98% at September 30, 2017. Loans 90 days delinquent and accruing decreased from $445,000 at December 31, 2017 to $249,000 as of September 30, 2018. The following table sets forth loan delinquencies as of September 30, 2018 and 2017 and December 31, 2017:

Dollars in thousands	September 30, 2018	December 31, 2017	September 30, 2017
Commercial
Real estate	$808	$874	$1,971
Construction	—	—	—
Other	1,382	7,779	1,177
Municipal	—	—	—
Residential
Term	5,105	7,659	5,904
Construction	—	471	—
Home equity line of credit	2,851	1,707	1,761
Consumer	227	186	219
Total	$10,373	$18,676	$11,032
Loans 30-89 days past due to total loans	0.58%	1.28%	0.55%
Loans 90+ days past due and accruing to total loans	0.02%	0.04%	0.05%
Loans 90+ days past due on non-accrual to total loans	0.23%	0.29%	0.39%
Total past due loans to total loans	0.83%	1.60%	0.98%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2018, there were two potential problem loans with a balance of $40,000 or 0.003% of total loans. This compares to 11 loans with a balance of $902,000 or 0.08% of total loans at December 31, 2017.
As of September 30, 2018, there were 19 loans in the process of foreclosure with a total balance of $1.8 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2018, there were five properties owned with an OREO balance of $584,000, compared to December 31, 2017 when there were six properties owned with a net OREO balance of $1.0 million, net of an allowance for losses of $53,000 and September 30, 2017 when there were six properties owned with a net OREO balance of $320,000, net of an allowance for losses of $53,000.
The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2018	December 31, 2017	September 30, 2017
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	—	28	28
Other	—	511	—
Municipal	—	—	—
Residential
Term	584	526	345
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$584	$1,065	$373
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	—	28	28
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	25	25
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$—	$53	$53
Net Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	511	—
Municipal	—	—	—
Residential
Term	584	501	320
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$584	$1,012	$320

Liquidity Management
As of September 30, 2018, the Bank had primary sources of liquidity of $539.4 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $274.2 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 75.4% of total average assets in the first nine months of 2018. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first nine months of 2018, total deposits increased by $96.0 million or 6.8% from December 31, 2017 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $70.0 million or 10.1% in the first nine months of 2018, money market deposits decreased $34.4 million or 21.0%, and certificates of deposit increased $60.4 million or 10.8%. Between September 30, 2017 and September 30, 2018, total deposits increased by $164.9 million or 12.2%. Low-cost deposits increased by $47.0 million or 6.5%, money market accounts decreased $4.7 million or 3.5%, and certificates of deposit increased $122.6 million or 24.7%. The increase in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation. The majority of the change in certificates of deposit both year-to-date and year-over-year resulted from funding of asset growth and a shift in funding between money market deposits and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2018, borrowed funds increased $36.5 million or 16.0% from December 31, 2017. Between September 30, 2017 and September 30, 2018, borrowed funds increased by $30.9 million or 13.2%. This is due primarily to asset growth.
Shareholders' Equity
Shareholders' equity as of September 30, 2018 was $184.7 million, compared to $181.3 million as of December 31, 2017 and $179.9 million as of September 30, 2017. The Company's earnings in the first nine months of 2018, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities", was up from December 31, 2017 and now stands at $9.1 million.
A cash dividend of $0.29 per share was declared in the third quarter of 2018. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 51.57% for the first nine months of 2018 compared to 52.59% for the same period in 2017. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2018 is this year's net income plus $15.8 million.
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
The Company met each of the well-capitalized ratio guidelines at September 30, 2018. The following tables indicate the capital ratios for the Bank and the Company at September 30, 2018 and December 31, 2017.

As of September 30, 2018	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.39%	13.75%	13.75%	14.76%
Company	8.44%	13.84%	13.84%	14.84%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2017	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.49%	14.09%	14.09%	15.09%
Company	8.57%	14.23%	14.23%	15.24%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

At September 30, 2018, the Company had five outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $125.0 million and an unrealized gain of $2.3 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30, 2018, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2018:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$265,274	$200,160	$—	$65,000	$114
Operating leases	169	94	33	33	9
Certificates of deposit	619,409	456,833	99,926	62,650	—
Total	$884,852	$657,087	$99,959	$127,683	$123
Total loan commitments and unused lines of credit	$183,596	$183,596	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2018 was 0.92% of total assets compared to -3.13% of total assets at December 31, 2017. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2018, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$33,636	$42,515	$174,422	$312,266
Restricted stock, at cost	10,549	—	—	1,037
Loans held for sale	—	—	—	1,134
Loans	407,962	166,835	475,252	193,509
Other interest-earning assets	—	23,365	—	—
Non-rate-sensitive assets	62,976	—	—	76,396
Total assets	515,123	232,715	649,674	584,342
Interest-bearing deposits	363,304	283,541	162,549	536,580
Borrowed funds	170,160	30,000	65,000	114
Non-rate-sensitive liabilities and equity	(123,100)	5,700	32,350	270,995
Total liabilities and equity	410,364	319,241	259,899	807,689
Period gap	$104,759	$(86,526)	$389,775	$(223,347)
Percent of total assets	5.29%	(4.37)%	19.67%	(11.27)%
Cumulative gap (current)	$104,759	$18,233	$408,008	$184,661
Percent of total assets	5.29%	0.92%	20.59%	9.32%
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

The Company's most recent simulation model projects net interest income would remain the same if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.40% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 0.31% in a falling-rate scenario, and lower than that earned in a stable rate environment by 7.47% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2018 and December 31, 2017 is presented in the following table:

Changes in Net Interest Income	September 30, 2018	December 31, 2017
Year 1
Projected change if rates decrease by 1.0%	-1.03%	0.97%
Projected change if rates increase by 2.0%	-3.40%	-5.10%
Year 2
Projected change if rates decrease by 1.0%	-0.31%	1.08%
Projected change if rates increase by 2.0%	-7.47%	-7.09%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2018, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2018, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates may continue to increase sometime in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2018, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2018:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2018	5,134	29.47	—	—
February 2018	168	27.21	—	—
March 2018	423	27.98	—	—
April 2018	—	—	—	—
May 2018	—	—	—	—
June 2018	—	—	—	—
July 2018	—	—	—	—
August 2018	—	—	—	—
September 2018	—	—	—	—
	5,725	29.18	—	—

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

Date: November 9, 2018

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: November 9, 2018