Form 10-K
period 2018-12-31
First Bancorp, Inc /ME/
filed 2019-03-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2018

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
Yes [X]    No[_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Common Stock: $286,373,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2019
Common Stock: 10,883,771 shares

Documents Incorporated By Reference:
Proxy Statement for the Annual Meeting of Shareholders
to be held on April 24, 2019

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
On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank ("Camden National"). The branch is one of 15 Maine branches Camden National acquired from Bank of America, and this branch was divested by Camden National to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and opened a full-service branch in this building in February of 2013. The total value of the transaction was $6.6 million, which included the premises and equipment for the two locations, the premium paid for the Rockland deposits, a small amount of loans, plus core deposit intangible and goodwill.
As of December 31, 2018, the Company's securities consisted of one class of common stock. At that date, there were 10,862,651 shares of common stock outstanding. On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). As of May 8, 2013, the Company had repurchased all of the CPP Shares. Incident to such issuance of the CPP Shares, the Company issued to the Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. The Warrants were unchanged as a result of the CPP Shares repurchase transactions.
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
The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank's capital stock consists of one class of common stock, of which 290,069 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
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
In addition to traditional banking services, the Company provides investment management and private banking services through First National Wealth Management, which is an operating division of the Bank. First National Wealth Management is focused on taking advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria. First National Wealth Management is able to offer a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and municipalities of varying asset size, and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience. In 2019, the bank introduced First National Investment Services. Through a partnership with a third party provider, First National Investment Services will offer additional products such as brokerage, annuity products and certain types of insurance.
The financial services landscape has continued to evolve over the past five years in the Bank's primary market area. While large out-of-state banks have continued to experience local change as a result of activity at the regional and national level, online banking acceptance has increased and opened the market to new forms of competition. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and in some cases are not subject to the same regulatory restrictions as the Company and the Bank.

The First Bancorp - 2018 Form 10-K - Page 1

The Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium-sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending investment and trust services to clients with accounts of all sizes. Investment has also been made in enhancing the Bank’s suite of online offerings to both enhance service delivery and provide additional channels for customers to conduct business with the Bank. Management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
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

General
As a financial holding company, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the FRB. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (the "SEC"). As a company with securities listed on the NASDAQ, the Company is subject to the rules of the NASDAQ for listed companies. The Bank is subject to regulation and examination primarily by the OCC and is subject to the regulations of the Federal Deposit Insurance Corporation (the "FDIC").

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

The First Bancorp - 2018 Form 10-K - Page 2

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
In the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors payable in the United States (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, claims of insured and uninsured U.S. depositors, along with claims of the FDIC, will have priority in payment ahead of unsecured creditors, including the BHC, and depositors whose deposits are solely payable at such insured depository institution's non-U.S. offices.

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted on July 21, 2010, has resulted in broad changes to the U.S. financial system and was the most significant financial reform legislation enacted since the 1930s. Financial regulatory agencies have issued numerous rulemakings to implement its provisions; however some rules called for in the Act have yet to be promulgated or to take effect. The present administration in Washington has made a commitment to weaken the Act and numerous reform measures have been proposed including S.2155, passed in May 2018. The ultimate impact of the Dodd-Frank Act continues to evolve nearly nine years since its passage, but it has affected, and we expect it will continue to affect, most of our business in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital and liquidity.
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB concentrated much of its initial rulemaking efforts on mortgage lending related topics required under the Act, including ability-to-repay, qualified mortgage standards, mortgage servicing standards, loan originator compensation, high-cost mortgage requirements and appraisal and escrow requirements for higher priced mortgage loans. In October 2015 TILA RESPA Integrated Disclosure (TRID) requirements went into effect to enhance the disclosures provided by lenders to mortgage loan applicants. In 2018 new rules went into effect for the Home Mortgage Disclosure Act (HMDA), expanding its scope and data reporting requirements. While the general tenor of the CFPB has shifted under its new leadership, we expect that the CFPB will remain focused on the exercise of its rulemaking authority through its own examination practices or those of the prudential regulators.
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

The First Bancorp - 2018 Form 10-K - Page 3

Protecting the privacy of its customers’ information as well as the security of the Bank’s systems and networks has long been and will continue to be a priority. The Board is committed to maintaining strong and meaningful privacy and security protections for our customers’ information. The Chief Information Officer regularly provides reports to Senior Management and the Board regarding the Company's ongoing assessment of cybersecurity threats and risks, data security programs designed to prevent and detect threats, attacks, incursions and breaches, as well as management, mitigation and remediation of potential, and any actual, cybersecurity and information technology risks and breaches. In addition, the Audit Committee and Management review reports from the Internal Auditor regarding their evaluation of the Company’s Information Technology department on a regular basis. The Board and Management recognize that cybersecurity matters, including expenditure related threats and the impact of incursions or breaches, may implicate the Company's disclosure under SEC rules and regulations, and intend to remain vigilant with respect to the cybersecurity aspects of these obligations.

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

USA Patriot Act
The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Bank, to adopt and implement additional or to amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking regulatory agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or under the Bank Merger Act.

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

The Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002 ("SOX") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the types of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. SOX's principal provisions, many of which have been implemented through regulations released and policies and rules adopted by the securities exchanges in 2003 and 2004, provide for and include, among other things:

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

•	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company's independent auditors;

•	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	Requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC), and if not, why not;

•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during certain blackout periods;

The First Bancorp - 2018 Form 10-K - Page 4

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

Leverage Capital Ratio
The regulations of the OCC require national banks to maintain a minimum "Leverage Capital Ratio" or ratio of "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board's guidelines impose substantially similar leverage capital requirements on BHCs on a consolidated basis. It is possible that banking regulators may increase minimum capital requirements for banks should economic conditions worsen.

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

The First Bancorp - 2018 Form 10-K - Page 5

On December 31, 2018, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 15.19% and 14.22%, respectively, and its Leverage Core Capital Ratio was 8.60%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Basel III Capital Requirements
In December 2010, the Basel Committee on Bank Supervision (the "BCBS") finalized a set of international guidelines for determining regulatory capital known as "Basel III." These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The Basel III guidelines will:

•	raise the quality of capital so that banks will be better able to absorb losses on both a going concern basis;

•
increase the risk coverage of the capital framework, specifically for trading activities, securitizations, exposures to off-balance sheet vehicles, and counterparty credit exposures arising from derivatives;

•	raise the level of minimum capital requirements;

•	establish an international leverage ratio;

•	develop capital buffers; and

•	raise standards for the supervisory review process (Pillar 2) and public disclosures (Pillar 3).
In June 2013, the U.S. banking regulators finalized rulemaking to implement the BCBS capital guidelines for U.S. banks, including, among other things:

•
implement in the United States the Basel III regulatory capital reforms, including those that revise the definition of capital, increase minimum capital ratios, and introduce a minimum Tier 1 common equity ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Tier 1 common equity ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk;

•	revise "Basel I" rules for calculating risk-weighted assets to enhance risk sensitivity;

•	modify the existing Basel II advanced approaches rules for calculating risk-weighted assets to implement Basel III; and

•	comply with the Dodd-Frank Act provision prohibiting reliance on external credit ratings to support certain investment decisions.
The U.S. banking regulators also approved a final rule to implement changes to the market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities.
The Company has evaluated the impact of Basel III on its capital ratios based on our interpretation of the capital requirements, and our Tier 1 common equity ratio of 14.22% exceeded the fully phased-in minimum of ratio of 7.0% by 7.22% at December 31, 2018.
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

The First Bancorp - 2018 Form 10-K - Page 6

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
In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Annual rates ranged from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 of domestic deposits for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate could have lowered the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raised the rate to 77.5 cents per $100 of domestic deposits for depository institutions posing the most risk to the DIF. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution's assessment base for the second quarter of 2009. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011, 2012 and 2013. For purposes of determining the prepayment, the FDIC used the institution's assessment rate in effect on September 30, 2009. The unused portion of the prepaid assessment was refunded on June 28, 2013.
The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DRR to 1.35% and removed the upper limit of the range. In October 2010, the FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio would reach 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At the same time, the FDIC Board proposed a comprehensive, long-range plan for DIF management. In December 2010, as part of the comprehensive plan, the FDIC Board adopted a final rule to set the DRR at 2%, and in February 2011, the FDIC Board approved the remainder of the comprehensive plan. The Restoration Plan eliminated a 3 basis point increase in the annual assessment rates that was to take effect January 1, 2011.
On February 7, 2011, the FDIC Board approved a final rule on assessments, dividends, assessment base and large bank assessment pricing system that took effect on April 1, 2011. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate. Generally, the assessment base is an institution's average consolidated total assets minus average tangible equity. For large and highly complex institutions (those that are very large and are structurally and operationally complex or that pose unique challenges and risks in the case of failure), the assessment rate is determined by combining supervisory ratings and certain financial measures into scorecards. The score received by an institution will be converted into an assessment rate for the institution. The FDIC retains the ability to adjust the total score of large and highly complex institutions based upon quantitative or qualitative measures not adequately captured in the scorecards.
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

The First Bancorp - 2018 Form 10-K - Page 7

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

Real Estate Lending Standards
FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC and the OCC have adopted regulations which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits. The CFPB amended Regulation Z effective January 10, 2014 to implement Ability to Repay and Qualified Mortgage Standards for residential mortgage lending.  The Bank has elected to follow large bank treatment under the rule.  The Bank follows the Ability to Repay rule by making a good faith determination of an applicant’s ability to repay under the terms of the transaction; loans meeting the outlined standards for Qualified Mortgages are identified as such in the Bank’s records.  The CFPB further amended Regulation Z along with amending Regulation X to combine certain disclosures consumers receive when applying for and closing on a mortgage loan under the Truth in Lending Act and Real Estate Settlement Procedures Act.  These amendments became effective October 3, 2015.

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

Impact of Monetary Policy
Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect

The First Bancorp - 2018 Form 10-K - Page 8

the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1A - Risk Factors, regarding the Bank's net interest margin and the effect of interest rate volatility on future earnings.

Employees
At December 31, 2018, the Company had 239 employees and full-time equivalency of 235 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

Company Website
The Company maintains a website at www.thefirstbancorp.com/shareholder-relations where it makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Information contained on the Company's website does not constitute a part of this report. Beginning with the third quarter of 2018, the Company adopted inline XBRL. Interactive reports for our 10-K and 10-Q filings are available in iXBRL format at www.sec.gov.

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
Our commercial, commercial real estate, and commercial construction loans at December 31, 2018 and 2017 were $576.9 million and $543.4 million, or 46.6% and 46.7% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders (such as the bank) with a high concentration or a high growth rate of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, the potential illiquidity of the real estate collateral securing such losses, and the increased difficulty of evaluating and monitoring these types of loans.
Regulators have the right to require banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a downturn in our local real estate markets. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which results in the incurrence of tax and other maintenance costs and which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the accused lender knew of, or had been responsible for, the contamination.

The First Bancorp - 2018 Form 10-K - Page 9

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
The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If, as a result of general economic conditions, previously incorrect assumptions or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional provision expenses. In addition, regulatory agencies review the Bank's allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Finally, our industry is the midst of a methodology change in the calculation of the allowance for loan losses. The incurred loss model presently in use will be replaced by a current expected credit loss model (“CECL”). The effective implementation date of CECL for the Company is January 1, 2020. The Company has not calculated a formal estimate of any adjustment to the level of the allowance to meet the CECL standard; however it is likely that an increase in the level will be necessary. As allowed by CECL implementation rules, any such day one increase will be a one-time capital event with an option to phase-in over three years, and is not likely to impact the Company’s earnings.
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
Our efforts between 2011 and 2018 to assist homeowners and other borrowers increased our overall level of TDRs. In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of December 31, 2018 there were 76 loans with an outstanding balance of $25.2 million that have been restructured. This compares to 62 loans with a value of $17.8 million as of December 31, 2017.
As of December 31, 2018, 57 loans with an aggregate balance of $16.8 million were performing under the modified terms, two loans with an aggregate balance $269,000 were more than 30 days past due and accruing and 17 loans with an aggregate balance of $8.2 million were on nonaccrual. As a percentage of aggregate outstanding balances, 66.4% were performing under the modified terms, 1.1% were more than 30 days past due and accruing and 32.5% were on nonaccrual. Although a large percentage of TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations.

The First Bancorp - 2018 Form 10-K - Page 10

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
Volatile market conditions may detrimentally affect the value of securities held in our portfolio due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise, extending the average life of the bonds. As of December 31, 2018, we had $317.4 million and $255.7 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
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

The First Bancorp - 2018 Form 10-K - Page 11

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
First National Wealth Management is the investment management arm of the Bank, operating under trust powers granted by the OCC in the Bank's charter. First National Wealth Management provides trustee, investment management and custody services for individual, municipal and business clients, predominantly in the Bank's market area. First National Wealth Management's revenues are directly tied to the asset values of the investments it manages for clients, and these may be adversely affected by a decline in the market value of these investments caused by normal fluctuations in the bond and stock markets.
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

The First Bancorp - 2018 Form 10-K - Page 12

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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry, and increased costs due to efforts to keep pace with change, could have a material adverse effect on us.
We are subject to security, transactional and operational risks relating to the use of technology that could damage our reputation and our business.
We rely heavily on communications and information systems to conduct our business, serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have in place policies and procedures, security applications and fraud mitigation applications designed to prevent or limit the effect of failure, interruption, fraud attack or security breach of or affecting our information systems, there can be no assurance that any such failures, interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately addressed. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, possibly through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability and/or substantial remediation of recovery costs, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.
Our information systems may experience an interruption or breach in security.
We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. Our use of and reliance on, and the risks associated with such operations are likely to increase in the future as we continue to increase mobile capabilities and other internet-based product offerings and expand our internal usage of web-based products and third-party hosted applications.
In the event of a failure, interruption or breach of our information systems and business operations, we may be unable to avoid impact to our customers and business. Other U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyberattacks and other means. To date, none of these efforts has had a material adverse effect on our business or operations. However, our costs of preventing, detecting, and addressing such threats or attacks continue to increase. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access

The First Bancorp - 2018 Form 10-K - Page 13

to our data or funds or those of our customers or clients. The Bank regularly works with a third party information security consultant to review and test various systems, and has an ongoing information security training program for employees. Despite these efforts our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

We also have risk related to data or security breaches affecting other companies. Under Federal banking regulations, if a consumer’s debit card is compromised, the liability for unauthorized transactions falls primarily on the issuing financial institution, not on the consumer or the company which experienced the data or security breach. With the introduction of EMV or Chip cards, we now have the ability to charge back fraudulent transactions to the acquiring merchant if that merchant does not have an EMV capable terminal.  In the normal course of business the Bank issues EMV/Chip debit cards to its customers to keep this risk as low as possible.  However fraud can still occur online or using fallback transactions, creating potential risk for this type of liability.
We are subject to claims and litigation that may impact our earnings and/or our reputation.
From time to time, customers, vendors or other parties may make claims and take legal action against us. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect the market perception of the Bank and its products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, consistent with applicable accounting guidance. At any given time we may have legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of and risk associated with these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to changes to the consumer protection laws provided for by the Dodd-Frank Act, the creation of the CFPB, and the uncertainty as to whether federal preemption of certain state consumer laws remains intact for federally chartered financial institutions like the Bank. A weakening of federal pre-emption could increase our compliance and operational costs and risks since the Bank is a national bank, and we could face new state and local regulation and enforcement activity. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we face the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves or insurance coverage, and/or any damage to our reputation from such claims and legal actions, could have a material adverse effect on us.
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers, clients, investors and highly-skilled management and employees is impacted by our reputation. Public perception of the financial services industry declined in the aftermath of the most recent downturn in the U.S. economy. We continue to face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, and the activities of our clients, customers and counterparties, including vendors and cyber attacks. Actions by the financial services industry generally or by certain members or individuals in the industry could also significantly adversely affect our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.
Our recent results may not be indicative of our future results.
We may not be able to sustain our historical rate of growth, and may not even be able to grow our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence. If we were to experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

The First Bancorp - 2018 Form 10-K - Page 14

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
As a result of the downturn in economic conditions during that period, many lending institutions, including us, experienced deterioration in the performance of their loans, including construction, land development and land loans, commercial real estate loans, and other commercial and consumer loans (see “Credit Risk Management and Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Similar future disruptions or negative events in the financial markets may affect consumer confidence levels and may cause adverse changes in payment patterns, leading to increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. As the severity level of any disruption increases, it is more likely to exacerbate the adverse effects of difficult market conditions on us and others in the financial services industry.
Economic risks are not limited to the United States.
Negative economic events in other parts of the world may have a negative impact on the US economy. Economic conditions in several European Union (“EU”) countries remain tenuous, with the possibility of default on their debt remaining an issue with resultant negative impact on fellow EU members. Similarly, a slowdown in growth in strategic Asian countries could have negative implications for the both the global and US economy. Trade imbalances brought about by either ongoing tariff disputes or Great Britain’s pending departure from the EU could further disrupt global economics. A severe market reaction to any of the foregoing could have a material adverse effect on our liquidity, financial condition, results of operations, and ability to meet regulatory requirements.
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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau and tightened capital standards, and will continue to result in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Act has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Many of the details and the impacts of the Dodd-Frank Act have been implemented, however, some provisions remain unaddressed. Any new legislation or implementing regulations may materially increase our operating and compliance costs.
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

The First Bancorp - 2018 Form 10-K - Page 15

Basel III Capital Rules may limit future activity.

In June 2013 the Federal Reserve Board finalized rules that substantially amended the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Phase-in of the rules started in 2015 and will be completed in 2019. As of December 31, 2018 we comply with the 2019 standard.
In addition, in a weak economic environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements could result in lower returns on equity, require the raising of more capital, or result in adverse regulatory actions or other consequences if we are unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital, or additional capital conservation buffers could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or repurchasing our shares, or to grow the Bank's business.
Significant competition in the financial services industry may impact our results.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources than we do. We compete with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, asset managers, insurance companies and a wide array of other local, regional and national institutions which offer financial services. Mergers between financial institutions within Maine and in nearby states have added competitive pressure. If we are unable to compete effectively, we will lose market share and our income generated from loans, deposits, and other financial products will decline.
Risks Associated With Our Common Stock
There may not be a robust trading market for our common stock.
Although our common stock is traded on the NASDAQ Global Select market and is part of the Russell stock market index, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2018, the average monthly trading volume of our common stock was 219,220 shares, or approximately 2.02% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
The price of our common stock may fluctuate.
The price of our common stock on the NASDAQ Global Select Market constantly changes. Price fluctuations may or may not track the general direction of equity markets. We expect the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices. Our common stock price can fluctuate as a result of many factors which are beyond our control, including:

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
The Company is a legal entity separate and distinct from the Bank. With the exception of cash raised from debt and equity issuances, we receive substantially all of our cash flow from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock. Federal banking law and regulations limit the amount of dividends that the Bank can pay. For further information on the regulatory restrictions on the payment of dividends by the Bank, see "Supervision and Regulation" in Item 1. In the event the Bank is unable to pay dividends to the Company or such dividends were to be restricted or reduced, we may not be able to service debt, pay obligations or pay dividends on our common stock. Our right to participate in a distribution of assets upon the Bank's liquidation or reorganization is subject to the prior claims of the Bank's creditors.

The First Bancorp - 2018 Form 10-K - Page 16

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
Our Board of Directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. Except pursuant to the rules of the NASDAQ Stock Market, we are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock to the extent of our authorized but unissued capital stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be effected. Such offerings could be dilutive to common shareholders or reduce the market price of our common stock. Holders of our common stock are not entitled to preemptive rights or protection against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current common shareholders. We may attempt to increase our capital resources or, if our or the Bank's capital ratios fall below the required minimums, we could be forced to raise additional capital, by making offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Our Board of Directors is authorized to issue one or more series of preferred stock from time to time without any action on the part of our shareholders (except as may be required under NASDAQ Stock Market rules). Our Board of Directors also has the power, without shareholder approval (except as may be required under NASDAQ Stock Market rules), to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock and the market price of our common stock could be adversely affected.
Potential acquisitions may disrupt our business and dilute shareholder value.
Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of the target;

•	exposure to potential asset quality issues of the target;

•	difficulty and expense of integrating the operations and personnel of the target;

•	potential disruption to our business;

•	potential diversion of Management's time and attention;

•	the possible loss of key employees and customers of the target;

•	difficulty in estimating the value of the assets and liabilities of the target; and

•	potential changes in banking or tax laws or regulations that may affect the target.
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

ITEM 1B. Unresolved Staff Comments

None

The First Bancorp - 2018 Form 10-K - Page 17

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

First National Wealth Management, the investment management and trust division of the Bank, operates from four offices in Bangor, Bar Harbor, Ellsworth and Damariscotta. The Bank also maintains an Operations Center in Damariscotta. The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and the Southwest Harbor drive-up facility. The company is in the process of constructing a new facility on owned land in Ellsworth in anticipation of moving the current Ellsworth branch to the new facility prior to the 2019 expiration of the current land lease. A long-term lease is in place for the Southwest Harbor drive-up facility. The company also owns land in Belfast. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

ITEM 3. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject, other than routine litigation incidental to the business of the Bank. None of these proceedings is expected to have a material effect on the financial condition of the Company or of the Bank.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The last transaction in the Company's stock on NASDAQ during 2018 was on December 31 at $26.30 per share. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.

The First Bancorp - 2018 Form 10-K - Page 18

Repurchase of Shares and Use of Proceeds

The Company made the following repurchases of its common stock during the year ended December 31, 2018:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2018	5,134	29.47	—	—
February 2018	168	27.21	—	—
March 2018	423	27.98	—	—
April 2018	—	—	—	—
May 2018	—	—	—	—
June 2018	—	—	—	—
July 2018	—	—	—	—
August 2018	—	—	—	—
September 2018	—	—	—	—
October 2018	—	—	—	—
November 2018	—	—	—	—
December 2017	—	—	—	—
	5,725	29.18	—	—

Unregistered Sales of Equity Securities

None

The First Bancorp - 2018 Form 10-K - Page 19

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category
Equity compensation plans approved by security holders	—	$—	255,645
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	255,645

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

NASD Bank
S&P 500
FNLC
Dollars
300
250
200
150
100
50
2013
2014
2015
2016
2017
2018

	2013	2014		2015		2016		2017		2018
FNLC	100.00	110.65	111.15	129.65	138.20	218.82	108.13	186.65	124.90	187.02
S&P 500	100.00	132.38	117.48	134.20	180.40	150.24	115.06	183.02	136.28	174.98
NASD Bank	100.00	141.72	102.16	154.25	171.85	212.82	114.15	224.45	121.26	188.15

The First Bancorp - 2018 Form 10-K - Page 20

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2018	2017	2016	2015	2014
Summary of Operations
Interest Income	$70,543	$60,832	$53,759	$50,810	$51,022
Interest Expense	20,334	13,529	10,812	9,874	11,425
Net Interest Income	50,209	47,303	42,947	40,936	39,597
Provision for Loan Losses	1,500	2,000	1,600	1,550	1,150
Non-Interest Income	12,600	12,548	12,499	12,230	11,048
Non-Interest Expense	33,467	31,651	29,383	29,896	30,220
Net Income	23,536	19,588	18,009	16,206	14,709
Per Common Share Data
Basic Earnings per Share	$2.18	$1.82	$1.68	$1.52	$1.38
Diluted Earnings per Share	2.17	1.81	1.66	1.51	1.37
Cash Dividends Declared per Common Share	1.110	0.950	1.030	0.870	0.830
Book Value per Common Share	17.63	16.74	15.98	15.58	15.06
Tangible Book Value per Common Share	14.87	13.97	13.20	12.78	12.25
Market Value per Common Share	26.30	27.23	33.10	20.47	18.09
Financial Ratios
Return on Average Equity[1]	12.72%	10.91%	10.28%	9.74%	9.34%
Return on Average Tangible Equity[1,2]	15.18%	13.11%	12.42%	11.90%	11.57%
Return on Average Assets[1]	1.23%	1.10%	1.12%	1.07%	0.99%
Average Equity to Average Assets	9.70%	10.04%	10.86%	11.00%	10.63%
Average Tangible Equity to Average Assets[2]	8.13%	8.36%	9.00%	9.01%	8.58%
Net Interest Margin Tax-Equivalent[1,2]	2.91%	3.04%	3.05%	3.10%	3.10%
Dividend Payout Ratio	50.92%	52.20%	61.31%	57.24%	60.14%
Allowance for Loan Losses/Total Loans	0.91%	0.92%	0.95%	1.00%	1.13%
Non-Performing Loans to Total Loans	1.19%	1.27%	0.73%	0.75%	1.15%
Non-Performing Assets to Total Assets	0.79%	0.86%	0.48%	0.57%	0.97%
Efficiency Ratio[2]	51.50%	49.72%	50.43%	54.26%	56.86%
At Year End
Total Assets	$1,944,570	$1,842,930	$1,712,875	$1,564,810	$1,482,131
Total Loans	1,238,283	1,164,139	1,071,526	988,638	917,564
Total Investment Securities	584,665	564,124	536,276	477,319	475,092
Total Deposits	1,527,085	1,418,879	1,242,957	1,043,189	1,024,819
Total Borrowings	210,317	228,758	278,901	337,457	279,916
Total Shareholders' Equity	191,542	181,321	172,521	167,498	161,554
1Annualized using a 365-day basis in all years except 2016, in which a 366-day basis was used.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

The First Bancorp - 2018 Form 10-K - Page 21

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
Non-interest income is the Bank's secondary source of revenue and includes fees and service charges on deposit accounts and services, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through First National Wealth Management (previously First Advisors), a division of the Bank.

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, adverse economic developments in or affecting the geographic areas on which the Bank operates, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this annual report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

The First Bancorp - 2018 Form 10-K - Page 22

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
Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized at fair value when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The rights are subsequently carried at the lower of amortized cost or fair value. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed and amount result in lower valuations of mortgage servicing rights. The valuation also includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.
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

The First Bancorp - 2018 Form 10-K - Page 23

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
In several places in this report, net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A Federal income tax rate of 21.0% was used in 2018 and a 35.0% Federal income tax rate was used in 2017 and 2016.

	Years ended December 31,
Dollars in thousands	2018	2017	2016
Net interest income as presented	$50,209	$47,303	$42,947
Effect of tax-exempt income	2,156	3,935	3,150
Net interest income, tax equivalent	$52,365	$51,238	$46,097

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

	Years ended December 31,
Dollars in thousands	2018	2017	2016
Non-interest expense, as presented	$33,467	$31,651	$29,383
Net interest income, as presented	50,209	47,303	42,947
Effect of tax-exempt income	2,156	3,935	3,150
Non-interest income, as presented	12,600	12,548	12,499
Effect of non-interest tax-exempt income	162	338	345
Net securities gains	(137)	(471)	(673)
Adjusted net interest income plus non-interest income	$64,990	$63,653	$58,268
Non-GAAP efficiency ratio	51.50%	49.72%	50.43%
GAAP efficiency ratio	53.28%	52.88%	52.99%

The First Bancorp - 2018 Form 10-K - Page 24

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

	Years ended December 31,
Dollars in thousands	2018	2017	2016
Average shareholders' equity as presented	$185,049	$179,473	$175,119
Less intangible assets (average)	(30,001)	(30,044)	(30,087)
Average tangible common shareholders' equity	$155,048	$149,429	$145,032

Executive Summary

This was the best annual performance in The First Bancorp, Inc.'s history in terms of total revenue and net income, surpassing our previous best year in 2017. The Company's 2018 performance was driven by increased net interest income, the result of continued strong growth in earning assets. This growth led directly to increased net interest income. The Company also increased the quarterly dividend by five cents in the second quarter to 29 cents per share.
Net income for the year ended December 31, 2018 was $23.5 million, up $3.9 million or 20.2% from the $19.6 million posted for the year ended December 31, 2017. Earnings per common share on a fully diluted basis were $2.17 for the year ended December 31, 2018, up $0.36 or 19.9% from the $1.81 posted for the year ended December 31, 2017. Net interest income on a tax-equivalent basis increased $1.1 million or 2.2% for the year ended December 31, 2018 compared to the year ended December 31, 2017, with growth in earning assets responsible for the increase. The Company's net interest margin was 2.91% in 2018, compared to 3.04% in 2017.
Non-interest income in 2018 was $12.6 million, an increase of $52,000 or 0.4% from the $12.5 million reported in 2017. This was due to an increase in revenue from First National Wealth Management, the Company’s wealth and investment management division, as well as an increase in other operating income and deposit-based charges, offsetting a decline in mortgage banking income and net securities gains.
Non-interest expense in 2018 was $33.5 million, an increase of $1.8 million or 5.7% from the $31.7 million reported in 2017, primarily due to increased employee expense incurred to support the Company's growth.
Income taxes on operating earnings were $4.3 million for the year ended December 31, 2018, down $2.3 million from the same period in 2017. This decrease was due to the benefits from the TCJA.
During 2018, total assets increased $101.6 million or 5.5%. The loan portfolio increased $74.1 million or 6.4% in 2018, ending the year at $1.24 billion. The investment portfolio was up $20.5 million or 3.6% for the year. On the liability side of the balance sheet, low-cost deposits increased $87.7 million or 12.6%, totaling $783.6 million as of December 31, 2018. Certificates of deposit increased $32.4 million or 5.8% from the end of 2017.  Local certificates of deposit (CDs) increased $3.4 million and wholesale CDs increased $29.0 million at December 31, 2018 compared to December 31, 2017.
Non-performing loans stood at 1.19% of total loans as of December 31, 2018 - down from the 1.27% level of non-performing loans a year ago. This compares to non-performing loans at 0.55% for our Uniform Bank Performance Report peer group ("UBPR peer group") as of December 31, 2018. Net chargeoffs were $1.0 million or 0.08% of average loans in 2018, down $412,000 from December 31, 2017. Net chargeoffs for the UBPR peer group in 2018 were also 0.08% of average loans. The provision for loan losses in 2018 was $1.5 million, $500,000 or 25.0% lower than in 2017. The allowance as a percentage of loans outstanding stood at 0.91% in 2018, down from 0.92% at December 31, 2017.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.19%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 15.18% for the year ended December 31, 2018 compared to 13.11% and 12.42% for the years ended December 31, 2017 and 2016, respectively. Our return on average equity was in the top 17% of all banks in the UBPR peer group, which had an average return of 11.73% for the year. Our efficiency ratio continues to be an important component in our overall performance and at 51.50% in 2018, was above the 49.72% and 50.43% posted for 2017 and 2016, respectively. As of December 31, 2018, the average non-GAAP efficiency ratio for our UBPR peer group was 61.82% which put us in the top 15% of all banks in the UBPR peer group.
The enacted Tax Cuts and Jobs Act of 2017 ("the TCJA") had little effect on the Company's 2017 results. The Company maintained a modest level of net deferred tax assets prior to enactment of the TCJA and, as a result, the adjustment of value

The First Bancorp - 2018 Form 10-K - Page 25

required under GAAP was limited. A charge to current earnings related to the TCJA of $134,000 was recorded in the fourth of quarter 2017. Continued benefits from the TCJA reduced the Company's 2018 income tax expense by $2.3 million from that incurred in 2017.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 2.2% or $1.1 million to $52.4 million for the year ended December 31, 2018 from the $51.2 million reported for the year ended December 31, 2017, with growth in earning assets responsible for the increase. The Company's net interest margin was 2.91% in 2018, compared to 3.04% in 2017.
Total interest income on a tax-equivalent basis in 2018 was $72.7 million, an increase of $7.9 million or 12.2% from the $64.8 million posted by the Company in 2017. Total interest expense in 2018 was $20.3 million, an increase of $6.8 million or 50.3% from the $13.5 million posted by the Company in 2017. Tax-exempt interest income amounted to $8.1 million for the year ended December 31, 2018, $7.3 million for the year ended December 31, 2017 and $5.8 million for the year ended December 31, 2016.
Net interest income on a tax-equivalent basis increased 11.2% or $5.1 million to $51.2 million for the year ended December 31, 2017 from the $46.1 million reported for the year ended December 31, 2016, with growth in earning assets responsible for the increase. The Company's net interest margin was 3.04% in 2017, compared to 3.05% in 2016.
Total interest income on a tax-equivalent basis in 2017 was $64.8 million, a increase of $7.9 million or 13.8% from the $56.9 million posted by the Company in 2016. Total interest expense in 2017 was $13.5 million, an increase of $2.7 million or
25.1% from the $10.8 million posted by the Company in 2016.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate in 2018, and a 35.0% rate in 2017.

Year ended December 31, 2018 compared to 2017
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$67	$54	$69	$190
Investment securities	336	(635)	(11)	(310)
Loans held for sale	(3)	4	(2)	(1)
Loans	4,092	3,636	325	8,053
Total interest income	4,492	3,059	381	7,932
Interest expense
Deposits	796	5,254	441	6,491
Borrowings	103	206	5	314
Total interest expense	899	5,460	446	6,805
Change in net interest income	$3,593	$(2,401)	$(65)	$1,127

The First Bancorp - 2018 Form 10-K - Page 26

Year ended December 31, 2017 compared to 2016
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$5	$20	$5	$30
Investment securities	2,796	(354)	(60)	2,382
Loans held for sale	1	(1)	—	—
Loans	3,563	1,730	153	5,446
Total interest income	6,365	1,395	98	7,858
Interest expense
Deposits	1,128	1,956	367	3,451
Borrowings	(702)	(38)	6	(734)
Total interest expense	426	1,918	373	2,717
Change in net interest income	$5,939	$(523)	$(275)	$5,141
1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2018, 2017, and 2016, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 21% Federal Income Tax rate in 2018, and a 35.0% rate in 2017 and 2016. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2018		2017		2016
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$242	2.00%	$52	0.98%	$22	0.51%
Investment securities	18,602	3.26%	18,912	3.35%	16,530	3.42%
Loans held for sale	5	1.33%	20	2.58%	29	3.95%
Loans	53,850	4.43%	45,783	4.11%	40,328	3.94%
Total interest-earning assets	72,699	4.04%	64,767	3.84%	56,909	3.76%
Interest-bearing liabilities
Deposits	15,970	1.23%	9,479	0.82%	6,028	0.61%
Borrowings	4,364	1.69%	4,050	1.61%	4,784	1.62%
Total interest-bearing liabilities	20,334	1.31%	13,529	0.96%	10,812	0.84%
Net interest income	$52,365		$51,238		$46,097
Interest rate spread		2.74%		2.88%		2.91%
Net interest margin		2.91%		3.04%		3.05%

The First Bancorp - 2018 Form 10-K - Page 27

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2018, 2017 and 2016.

	Years ended December 31,
Dollars in thousands	2018	2017	2016
Assets
Cash and cash equivalents	$17,626	$17,728	$18,742
Interest-bearing deposits in other banks	12,103	5,280	4,302
Securities available for sale	302,260	308,607	251,714
Securities to be held to maturity	257,514	243,392	216,640
Restricted equity securities, at cost	11,599	12,313	14,327
Loans held for sale (fair value approximates cost)	376	776	734
Loans	1,214,932	1,115,288	1,024,777
Allowance for loan losses	(11,331)	(10,584)	(10,229)
Net loans	1,203,601	1,104,704	1,014,548
Accrued interest receivable	6,632	6,080	5,213
Premises and equipment, net	21,896	21,698	21,475
Other real estate owned	754	384	1,171
Goodwill	29,805	29,805	29,805
Other assets	43,986	37,177	33,315
Total Assets	$1,908,152	$1,787,944	$1,611,986
Liabilities & Shareholders' Equity
Demand deposits	$152,386	$143,260	$132,726
NOW deposits	318,823	310,701	259,462
Money market deposits	124,305	136,624	82,563
Savings deposits	233,606	227,024	210,540
Certificates of deposit	622,261	523,966	441,341
Total deposits	1,451,381	1,341,575	1,126,632
Borrowed funds – short term	193,341	113,638	158,774
Borrowed funds – long term	65,112	138,418	136,611
Dividends payable	1,157	987	943
Other liabilities	12,112	13,853	13,907
Total Liabilities	1,723,103	1,608,471	1,436,867
Shareholders' Equity:
Common stock	109	108	108
Additional paid-in capital	62,220	61,196	60,262
Retained earnings	128,362	117,977	112,405
Net unrealized gain (loss) on securities available for sale	(7,340)	(634)	2,525
Net unrealized gain on cash flow hedging derivative instruments	2,030	1,064	100
Net unrealized loss on securities transferred from available for sale to held to maturity	(187)	(136)	(125)
Net unrealized loss on postretirement benefit costs	(145)	(102)	(156)
Total Shareholders' Equity	185,049	179,473	175,119
Total Liabilities & Shareholders' Equity	$1,908,152	$1,787,944	$1,611,986

The First Bancorp - 2018 Form 10-K - Page 28

Non-Interest Income

Non-interest income in 2018 was $12.6 million, an increase of $52,000 or 0.4% from the $12.5 million reported in 2017. This was due to an increase in revenue from First National Wealth Management, the Company’s wealth and investment management division, as well as an increase in other operating income and deposit-based charges, offsetting a decline in mortgage banking income and net securities gains.
Non-interest income in 2017 was $12.5 million, level with the year ended December 31, 2016. This was due to an increase in revenue from First National Wealth Management, the Company's wealth and investment management division as well as other operating income, offsetting modest year-over-year reductions in deposit service charges and mortgage banking revenues.

Non-Interest Expense

Non-interest expense in 2018 was $33.5 million, an increase of $1.8 million or 5.7% from the $31.7 million reported in 2017, primarily due to increased employee expense incurred to support the Company's growth.
Non-interest expense in 2017 was $31.7 million, an increase of $2.3 million or 7.7% from the $29.4 million reported in 2016. The Company's investment in personnel and technology growth contributed to this increase, along with higher FDIC insurance expense.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $1.5 million in 2018 compared to $2.0 million in 2017. This was 0.08% of average assets in 2018, compared to 0.12% of average assets for the UBPR peer group. The allowance for loan losses stood at 0.91% of total loans as of December 31, 2018, compared to 0.92% a year ago, and 1.10% for the UBPR peer group.
Net loan chargeoffs were $1.0 million or 0.08% of average loans, down $412,000 from 2017. Non-performing assets stood at 0.79% of total assets as of December 31, 2018 compared to 0.86% of total assets at December 31, 2017. Past-due loans were 1.08% of total loans as of December 31, 2018, down from 1.60% of total loans as of December 31, 2017.
The Company's provision to the allowance for loan losses was $2.0 million in 2017 compared to $1.6 million in 2016. This was 0.11% of average assets in 2017, compared to 0.12% of average assets for the UBPR peer group. The allowance for loan losses stood at 0.92% of total loans as of December 31, 2017, compared to 0.95% at December 31, 2016.
Net loan chargeoffs were $1.4 million or 0.13% of average loans, level with net loan chargeoffs as of December 31, 2016. Non-performing assets stood at 0.86% of total assets as of December 31, 2017 compared to 0.48% of total assets at December 31, 2016. Past-due loans were 1.60% of total loans as of December 31, 2017, up from 1.18% of total loans as of December 31, 2016.

Income Taxes
Income taxes on operating earnings were $4.3 million for the year ended December 31, 2018, down $2.3 million from 2017. This decrease was due to the benefits from the TCJA.
Income taxes on operating earnings were $6.6 million for the year ended December 31, 2017, up $158,000 from 2016. This is in line with the increase in the Company's level of income before taxes.

Net Income

Net income for 2018 was $23.5 million, up 20.2% or $3.9 million from net income of $19.6 million that was posted in 2017. Earnings per share on a fully diluted basis were $2.17, up $0.36 or 19.9% from the $1.81 reported for the year ended December 31, 2017.
Net income for 2017 was $19.6 million, up 8.8% or $1.6 million from net income of $18.0 million that was posted in 2016. Earnings per share on a fully diluted basis were $1.81, up $0.15 or 9.0% from the $1.66 reported for the year ended December 31, 2016.

Key Ratios

Return on average assets in 2018 was 1.23%, up from the 1.10% and 1.12% posted in 2017 and 2016, respectively. Return on average tangible common equity was 15.18% in 2018, compared to 13.11% in 2017 and 12.42% in 2016. In 2018, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 50.92%, compared to 52.20% in 2017 and 61.31% in 2016. The Company's non-GAAP efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 51.50% in 2018 compared to 61.82% for the UBPR peer group, on average. In 2017, the Company's non-GAAP efficiency ratio was 49.72% compared to 62.06% for the UBPR peer group, on average.

The First Bancorp - 2018 Form 10-K - Page 29

Investment Management and Fiduciary Activities

As of December 31, 2018, First National Wealth Management, the Bank's trust and investment management division, had assets under management or custody with a market value of $943.4 million, consisting of 1,196 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2017, when 1,071 accounts with a market value of $934.7 million were under management.

Assets and Asset Quality

Total assets of $1.945 billion at December 31, 2018 increased 5.5% or $101.6 million from $1.843 billion at December 31, 2017. The investment portfolio increased $20.5 million or 3.6% over December 31, 2017, and the loan portfolio increased $74.1 million or 6.4%. Year-over-year, average assets were up $120.2 million in 2018 over 2017. Average loans in 2018 were $99.6 million higher than in 2017, and average investments in 2018 were $10.0 million higher than in 2017.
Non-performing assets to total assets stood at 0.79% at December 31, 2018, below 0.86% of total assets at December 31, 2017 and above 0.48% of total assets at December 31, 2016.  In general terms, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses, in Management's opinion.
Net chargeoffs in 2018 were $1.0 million or 0.08% of average loans outstanding, down $412,000 from December 31, 2017. This compares to net charge offs for our UBPR peer group in 2018 of 0.08% of average loans. Residential real estate term loans represent 37.9% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2018, the loss ratio for residential mortgages was 0.04% compared to 0.08% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans, which generally carry more risk and potentially higher losses than other types of consumer credit.
The allowance for loan losses ended 2018 at $11.2 million and stood at 0.91% of total loans outstanding compared to $10.7 million and 0.92% of total loans outstanding at December 31, 2017. A $1.5 million provision for losses was made in 2018 and net charge offs totaled $1.0 million, resulting in the allowance for loan losses increasing $503,000 or 4.7% from December 31, 2017. Management believes the allowance for loan losses is appropriate as of December 31, 2018 based on loan portfolio activity, composition, quality indicators and external conditions present at this date.

Investment Activities

During 2018, the investment portfolio increased 3.6% to end the year at $584.7 million, compared to $564.1 million at December 31, 2017. Average investments in 2018 were $10.0 million higher than in 2017. As of December 31, 2018, mortgage-backed securities had a carrying value of $325.9 million and a fair value of $326.0 million. Of this total, securities with a fair value of $127.2 million or 39.0% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $198.9 million or 61.0% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $197,000 at December 31, 2018. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The First Bancorp - 2018 Form 10-K - Page 30

The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2018, 2017, and 2016.

Dollars in thousands	2018	2017	2016
Securities available for sale
U.S. Government sponsored agencies	$5,007	$—	$—
Mortgage-backed securities	307,693	289,989	280,604
State and political subdivisions	4,716	6,769	16,482
Other equity securities	—	441	432
	317,416	297,199	297,518
Securities to be held to maturity
U.S. Government sponsored agencies	11,155	11,155	11,943
Mortgage-backed securities	18,250	23,284	31,201
State and political subdivisions	221,958	217,828	179,384
Corporate securities	4,300	4,300	4,300
	255,663	256,567	226,828
Restricted equity securities
Federal Home Loan Bank Stock	10,549	9,321	10,893
Federal Reserve Bank Stock	1,037	1,037	1,037
	11,586	10,358	11,930
Total securities	$584,665	$564,124	$536,276

The First Bancorp - 2018 Form 10-K - Page 31

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2018. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	5,007	3.38%	—	0.00%
Due in 5 to 10 years	—	0.00%	7,255	3.03%
Due after 10 years	—	0.00%	3,900	3.05%
Total	5,007	3.38%	11,155	3.04%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	2	1.61%
Due in 1 to 5 years	8,136	3.17%	2,903	2.75%
Due in 5 to 10 years	78,985	3.17%	11,696	3.35%
Due after 10 years	220,572	2.52%	3,649	4.90%
Total	307,693	2.71%	18,250	3.56%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,130	5.41%
Due in 1 to 5 years	375	5.67%	17,814	5.71%
Due in 5 to 10 years	4,341	4.40%	134,593	4.68%
Due after 10 years	—	0.00%	68,421	4.70%
Total	4,716	4.50%	221,958	4.77%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.50%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.22%
	$317,416	2.74%	$255,663	4.62%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2018 amounted to an unrealized loss of $13.1 million, or 2.30% of the amortized cost of the total securities portfolio. At December 31, 2017 this amount represented an unrealized loss of $5.9 million, or 1.08% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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

The First Bancorp - 2018 Form 10-K - Page 32

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
As of December 31, 2018, the Company had temporarily impaired securities with a fair value of $393.7 million and unrealized losses of $13.1 million, as identified in the table below. Securities in a continuous unrealized loss position of twelve months or more amounted to $240.9 million as of December 31, 2018, compared with $144.4 million at December 31, 2017. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value (which may be at maturity), the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2018.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$—	$—	$10,683	$(472)	$10,683	$(472)
Mortgage-backed securities	76,050	(1,061)	185,136	(5,926)	261,186	(6,987)
State and political subdivisions	76,809	(1,784)	45,052	(3,873)	121,861	(5,657)
	$152,859	$(2,845)	$240,871	$(10,271)	$393,730	$(13,116)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2018, the total unrealized losses on these securities amounted to $472,000, compared with $180,000 at December 31, 2017. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets, and does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2018, the total unrealized losses on these securities amounted to $7.0 million, compared with $4.6 million at December 31, 2017. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2018 were attributable to changes in current market yields and spreads since the dates the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2018. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2018, the total unrealized losses on municipal securities amounted to $5.7 million, compared with $1.2 million at December 31, 2017. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2018, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of temporary impairment. The Company attributes the unrealized losses at December 31, 2018, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2018. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

The First Bancorp - 2018 Form 10-K - Page 33

Corporate securities. As of December 31, 2018 and 2017, there were no unrealized losses on corporate securities. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2018, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2018 and 2017, the Bank's investment in FHLB stock totaled $10.5 million and $9.3 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2018. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $74.1 million or 6.4% in 2018, with total loans at $1.24 billion at December 31, 2018, compared to $1.16 billion at December 31, 2017. Commercial loans increased $33.5 million or 6.2% between December 31, 2017 and December 31, 2018. Residential term loans increased by $36.5 million or 8.4% and municipal loans increased by $17.7 million or 53.1% for the same period.
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
Other commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid from the operating cash flow of the borrower. Commercial loans may be secured or unsecured.
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

The First Bancorp - 2018 Form 10-K - Page 34

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
Consumer loan products including personal lines of credit and amortizing loans are made to qualified individuals for various purposes such as auto, recreational vehicles, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. Consumer loans may be secured or unsecured.
Construction loans, both commercial and residential, at 25.7% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2018. Construction loans and non-owner-occupied commercial real estate loans are at 126.4% of total capital at December 31, 2018, below the regulatory limit of 300.0% of capital.
The following table summarizes the loan portfolio, by class, as of December 31, 2018, 2017, 2016, 2015 and 2014.

	As of December 31,
Dollars in thousands	2018		2017		2016		2015		2014
Commercial
Real estate	$353,243	28.5%	$323,809	27.8%	$302,506	28.2%	$269,462	27.3%	$242,311	26.4%
Construction	27,304	2.2%	38,056	3.3%	25,406	2.4%	24,881	2.5%	30,932	3.4%
Other	196,391	15.9%	181,528	15.6%	150,769	14.1%	128,341	13.0%	104,531	11.4%
Municipal	51,128	4.1%	33,391	2.9%	27,056	2.5%	19,751	2.0%	20,424	2.2%
Residential
Term	469,145	37.9%	432,661	37.1%	411,469	38.4%	403,030	40.7%	384,032	41.9%
Construction	17,743	1.4%	17,868	1.5%	18,303	1.7%	8,451	0.9%	12,160	1.3%
Home equity line of credit	98,469	8.0%	111,302	9.6%	110,907	10.4%	110,202	11.1%	103,521	11.3%
Consumer	24,860	2.0%	25,524	2.2%	25,110	2.3%	24,520	2.5%	19,653	2.1%
Total loans	$1,238,283	100.0%	$1,164,139	100.0%	$1,071,526	100.0%	$988,638	100.0%	$917,564	100.0%

The First Bancorp - 2018 Form 10-K - Page 35

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2018:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$4,934	$16,438	$32,585	$299,286	$353,243
Construction	2,857	2,563	4,681	17,203	27,304
Other	14,635	70,821	51,202	59,733	196,391
Municipal	24,389	9,473	13,810	3,456	51,128
Residential
Term	2,036	7,515	28,678	430,916	469,145
Construction	234	—	—	17,509	17,743
Home equity line of credit	631	178	739	96,921	98,469
Consumer	7,322	4,999	2,833	9,706	24,860
Total loans	$57,038	$111,987	$134,528	$934,730	$1,238,283

The following table provides a listing of loans, by class, between variable and fixed rates as of December 31, 2018.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$51,881	4.2%	$301,362	24.3%	$353,243	28.5%
Construction	11,776	1.0%	15,528	1.2%	27,304	2.2%
Other	82,895	6.7%	113,496	9.2%	196,391	15.9%
Municipal	49,816	4.0%	1,312	0.1%	51,128	4.1%
Residential
Term	340,147	27.5%	128,998	10.4%	469,145	37.9%
Construction	17,286	1.4%	457	—%	17,743	1.4%
Home equity line of credit	748	0.1%	97,721	7.9%	98,469	8.0%
Consumer	18,481	1.5%	6,379	0.5%	24,860	2.0%
Total loans	$573,030	46.4%	$665,253	53.6%	$1,238,283	100.0%

Loan Concentrations

As of December 31, 2018, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

As of December 31, 2018, the Bank had no loans held for sale.  This compares to $386,000 in loans held for sale at December 31, 2017.

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

The First Bancorp - 2018 Form 10-K - Page 36

processes are designed to minimize our risk, Management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of our loan portfolio, as well as general and regional economic conditions.
We provide for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk rating, and, where appropriate, adjustment to our allowance. We classify our portfolios as either commercial or residential and consumer and monitor credit risk separately as discussed below. We evaluate the appropriateness of our allowance continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.
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
Appropriateness of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the appropriateness of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The appropriateness of the allowance for loan losses is assessed through an allocation process whereby specific reserve allocations are made against certain impaired loans, and general reserve allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers are considered by Management in determining the appropriateness of the allowance for loan losses.
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
The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 60% of our outstanding loans and commitments are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Our methodology employs Management's judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

Residential, Home Equity and Consumer
Consumer, home equity and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in these pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer, home equity and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk status and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans and home equity lines of credit that are greater than 90 days past due are evaluated for collateral adequacy and

The First Bancorp - 2018 Form 10-K - Page 37

if deficient are placed on non-accrual status. The Bank sells residential loans with the Federal Home Loan Bank of Boston Mortgage Partnership Finance program (MPF) with recourse. Volume sold to MPF continues to be diminimus; therefore, the impact on the Allowance is minimal.

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans include troubled debt restructured loans (TDRs) and loans placed on non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2018, impaired loans with specific reserves totaled $10.7 million and the amount of such reserves was $2.3 million. This compares to impaired loans with specific reserves of $13.4 million at December 31, 2017, at which date the amount of such reserves was $1.8 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2018 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of December 31, 2018, 2017, 2016, 2015 and 2014. The percentages are the portion of each loan type to total loans.

	As of December 31,
Dollars in thousands	2018		2017		2016		2015		2014
Commercial
Real estate	$3,567	28.5%	$3,872	27.8%	$3,988	28.2%	$3,120	27.3%	$3,532	26.4%
Construction	255	2.2%	434	3.3%	396	2.4%	580	2.5%	823	3.4%
Other	3,541	15.9%	3,358	15.6%	1,780	14.1%	1,452	13.0%	1,505	11.4%
Municipal	24	4.1%	20	2.9%	18	2.5%	17	2.0%	15	2.2%
Residential
Term	1,235	37.9%	1,130	37.1%	1,288	38.4%	1,391	40.7%	1,185	41.9%
Construction	34	1.4%	36	1.5%	44	1.7%	24	0.9%	20	1.3%
Home equity line of credit	730	8.0%	692	9.6%	807	10.4%	893	11.1%	1,060	11.3%
Consumer	630	2.0%	545	2.2%	559	2.3%	566	2.5%	542	2.1%
Unallocated	1,216	—%	642	—%	1,258	—%	1,873	—%	1,662	—%
Total	$11,232	100.0%	$10,729	100.0%	$10,138	100.0%	$9,916	100.0%	$10,344	100.0%
The First Bancorp - 2018 Form 10-K - Page 38

The allowance for loan losses totaled $11.2 million at December 31, 2018, compared to $10.7 million at December 31, 2017. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured for specific reserves. These specific reserves increased $496,000 in 2018 from $1.8 million at December 31, 2017 to $2.3 million at December 31, 2018. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $948,000 in 2018. The portion of the reserve based on qualitative factors increased by $381,000 during 2018 due to a mix of factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the change in unallocated reserves from $642,000, or 6.0% of the total reserve at December 31, 2017, to $1.2 million or 10.8% at December 31, 2018. The change supported general imprecision related to portfolio growth and include considerations of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
A breakdown of the allowance for loan losses as of December 31, 2018, by loan class, of financing receivable and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$260	$742	$2,565	$—	$3,567
Construction	—	57	198	—	255
Other	1,696	414	1,431	—	3,541
Municipal	—	—	24	—	24
Residential
Term	335	326	574	—	1,235
Construction	—	12	22	—	34
Home equity line of credit	17	263	450	—	730
Consumer	—	271	359	—	630
Unallocated	—	—	—	1,216	1,216
	$2,308	$2,085	$5,623	$1,216	$11,232

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance at an appropriate level was $1.5 million in 2018 compared to $2.0 million in 2017. Net charge offs were $1.0 million in 2018 compared to net charge offs of $1.4 million in 2017. The allowance as a percentage of loans outstanding stood at 0.91% at December 31, 2018 compared to 0.92% at December 31, 2017.

The First Bancorp - 2018 Form 10-K - Page 39

The following table summarizes the activities in our allowance for loan losses as of December 31, 2018, 2017, 2016, 2015, and 2014:

	As of December 31,
Dollars in thousands	2018	2017	2016	2015	2014
Balance at beginning of year	$10,729	$10,138	$9,916	$10,344	$11,514
Loans charged off:
Commercial
Real estate	168	587	294	280	1,205
Construction	—	—	75	9	—
Other	423	212	376	732	989
Municipal	—	—	—	—	—
Residential
Term	213	456	379	420	699
Construction	—	—	—	—	—
Home equity line of credit	121	28	147	582	153
Consumer	348	335	450	350	449
Total	1,273	1,618	1,721	2,373	3,495
Recoveries on loans previously charged off
Commercial
Real estate	52	—	—	2	144
Construction	—	—	8	1	—
Other	40	49	129	88	758
Municipal	—	—	—	—	—
Residential
Term	64	40	93	152	36
Construction	—	—	—	—	25
Home equity line of credit	24	11	5	31	16
Consumer	96	109	108	121	196
Total	276	209	343	395	1,175
Net loans charged off	997	1,409	1,378	1,978	2,320
Provision for loan losses	1,500	2,000	1,600	1,550	1,150
Balance at end of period	$11,232	$10,729	$10,138	$9,916	$10,344
Ratio of net loans charged off to average loans outstanding	0.08%	0.13%	0.13%	0.21%	0.26%
Ratio of allowance for loan losses to total loans outstanding	0.91%	0.92%	0.95%	1.00%	1.13%

Management believes the allowance for loan losses is appropriate as of December 31, 2018. In Management's opinion, the level of the provision for loan losses in 2018 was directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies.

Nonperforming Loans

Nonperforming loans are comprised of loans for which, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is "in the process of collection" if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement

The First Bancorp - 2018 Form 10-K - Page 40

procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status in the near future.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.19% at December 31, 2018 compared to 1.27% at December 31, 2017. The following table shows the distribution of nonperforming loans by class as of December 31, 2018, 2017, 2016, 2015, and 2014:

	As of December 31,
Dollars in thousands	2018	2017	2016	2015	2014
Commercial
Real estate	$1,226	$752	$1,907	$915	$2,088
Construction	—	—	—	238	208
Other	8,664	9,357	964	66	935
Municipal	—	—	—	—	—
Residential
Term	4,062	3,778	4,060	5,260	6,421
Construction	—	—	—	—	—
Home equity line of credit	760	833	843	893	832
Consumer	15	16	—	—	26
Total non-performing loans	$14,727	$14,736	$7,774	$7,372	$10,510

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2018, loans 90 or more days past due and still accruing interest totaled $351,000, compared to $445,000, $777,000, $136,000 and $181,000 at December 31, 2017, 2016, 2015 and 2014, respectively.
As of December 31, 2018, 17 loans with a balance of $8.2 million were non-performing and also classified as troubled-debt-restructured.

Troubled Debt Restructured

A restructuring of debt constitutes a troubled debt restructured ("TDR") if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:

•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferral of payments.

The First Bancorp - 2018 Form 10-K - Page 41

As of December 31, 2018 there were 76 loans with an aggregate outstanding balance of $25.2 million that have been restructured. This compares to 62 loans with amounts totaling $17.8 million that had been restructured as of December 31, 2017. The following table shows the activity in loans classified as TDRs between December 31, 2016 and December 31, 2018:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2016	71	$21,526
Added in 2017	—	—
Loans paid off in 2017	(9)	(2,814)
Repayments in 2017	—	(911)
Total at December 31, 2017	62	$17,801
Added in 2018	18	9,140
Principal reduction on loans added in 2018	—	(108)
Net added in 2018		9,032
Loans paid off in 2018	(4)	(1,150)
Repayments in 2018	—	(461)
Total at December 31, 2018	76	$25,222

As of December 31, 2018, 57 loans with an aggregate balance of $16.8 million were performing under the modified terms, two loans with an aggregate balance of $269,000 were more than 30 days past due and 17 loans with an aggregate balance of $8.2 million were on nonaccrual. As a percentage of aggregate outstanding balance, 66.4% were performing under the modified terms, 1.1% were more than 30 days past due and 32.5% were on nonaccrual. The performance status of all TDRs as of December 31, 2018, as well as the associated specific reserve in the allowance for loan losses, is summarized by class of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$8,535	$—	$96	$8,631
Construction	721	—	—	721
Other	595	—	6,703	7,298
Municipal	—	—	—	—
Residential
Term	6,574	269	1,231	8,074
Construction	—	—	—	—
Home equity line of credit	331	—	167	498
Consumer	—	—	—	—
	$16,756	$269	$8,197	$25,222
Percent of balance	66.4%	1.1%	32.5%	100.0%
Number of loans	57	2	17	76
Associated specific reserve	$307	$22	$1,239	$1,568

Residential TDRs as of December 31, 2018 included 48 loans with an aggregate balance of $8.6 million and the modifications granted fell into five major categories. Loans totaling $5.3 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $2.8 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $528,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.7 million. Certain residential TDRs had more than one modification.

The First Bancorp - 2018 Form 10-K - Page 42

Commercial TDRs as of December 31, 2018 were comprised of 28 loans with a balance of $16.7 million. Of this total, nine loans with an aggregate balance of $5.2 million had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $1.7 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Ten loans with an aggregate balance of $7.6 million had a deferral of payment. The remaining seven loans with an aggregate balance of $2.2 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2018, Management is aware of seven loans classified as TDRs that are involved in bankruptcy proceedings with an aggregate outstanding balance of $935,000. There were also 17 loans with an outstanding balance of $8.2 million that were classified as TDRs and on non-accrual status. Three loans with an outstanding balance of $398,000 were in the process of foreclosure.

Impaired Loans

Impaired loans include troubled debt restructured loans (TDRs) and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $31.8 million at December 31, 2018, and have increased $359,000 from December 31, 2017. The number of impaired loans increased by 15 loans from 128 to 143 during the same period. Impaired commercial loans increased $1.3 million from December 31, 2017 to December 31, 2018. The specific allowance for impaired commercial loans increased from $1.5 million at December 31, 2017 to $2.0 million as of December 31, 2018, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2017 to December 31, 2018, impaired residential loans decreased $844,000 and impaired home equity lines of credit decreased $87,000.
The following table sets forth impaired loans as of December 31, 2018, 2017, 2016, 2015 and 2014:

	As of December 31,
Dollars in thousands	2018	2017	2016	2015	2014
Commercial
Real estate	$9,760	$7,790	$10,021	$10,717	$13,304
Construction	721	741	763	1,026	1,380
Other	9,259	9,918	1,743	1,234	2,942
Municipal	—	—	—	—	—
Residential
Term	10,904	11,748	13,669	15,088	16,123
Construction	—	—	—	—	—
Home equity line of credit	1,092	1,179	1,387	1,466	2,087
Consumer	15	16	—	—	26
Total	$31,751	$31,392	$27,583	$29,531	$35,862

Past Due Loans

The Bank's overall loan delinquency ratio was 1.08% at December 31, 2018, versus 1.60% at December 31, 2017. Loans 90 days delinquent and accruing decreased from $445,000 at December 31, 2017 to $351,000 as of December 31, 2018. This total is made up of six loans, with the largest loan totaling $186,000. We expect to collect all amounts due on these loans, including interest.

The First Bancorp - 2018 Form 10-K - Page 43

The following table sets forth loan delinquencies as of December 31, 2018, 2017, 2016, 2015 and 2014:

	As of December 31,
Dollars in thousands	2018	2017	2016	2015	2014
Commercial
Real estate	$2,051	$874	$3,476	$884	$860
Construction	10	—	—	273	249
Other	580	7,779	1,031	328	860
Municipal	—	—	—	—	—
Residential
Term	6,638	7,659	6,403	5,187	7,003
Construction	76	471	—	368	—
Home equity line of credit	3,731	1,707	1,564	1,108	2,122
Consumer	289	186	184	139	769
Total	$13,375	$18,676	$12,658	$8,287	$11,863
Loans 30-89 days past due to total loans	0.80%	1.28%	0.65%	0.46%	0.38%
Loans 90+ days past due and accruing to total loans	0.03%	0.04%	0.07%	0.01%	0.02%
Loans 90+ days past due on non-accrual to total loans	0.25%	0.29%	0.46%	0.37%	0.89%
Total past due loans to total loans	1.08%	1.60%	1.18%	0.84%	1.29%

As of December 31, 2018, the UBPR peer group had loans 30-89 days past due to total loans of 0.41% and loans 90+ days past due or non-accrual to total loans of 0.55%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2018, there were seven potential problem loans with a balance of $645,000 or 0.05% of total loans. This compares to eleven loans with a balance of $902,000 or 0.08% of total loans at December 31, 2017.
As of December 31, 2018, there were 14 loans in the process of foreclosure with a total balance of $1.5 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount, which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption ("POR") begins, which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
In July 2018, the Bank conducted a self-audit of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows the investor's published guidelines and regularly reviews these guidelines for updates and changes to process. Most secondary market loans have been sold without recourse on a non-securitized, one-on-one basis. Liability in the the event of foreclosure is limited to events of fraud or material misrepresentation at the time of origination.

The First Bancorp - 2018 Form 10-K - Page 44

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2018, there were five properties owned with a net OREO balance of $584,000, there was no allowance losses, compared to December 31, 2017 when there were six properties owned with a net OREO balance of $1,012,000, net of an allowance for losses of $53,000. The following table presents the composition of other real estate owned as of December 31, 2018, 2017, 2016, 2015 and 2014:

	As of December 31,
Dollars in thousands	2018	2017	2016	2015	2014
Carrying Value
Commercial
Real estate	$—	$—	$—	$—	$145
Construction	—	28	28	28	151
Other	—	511	170	706	888
Municipal	—	—	—	—	—
Residential
Term	584	526	382	960	3,255
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$584	$1,065	$580	$1,694	$4,439
Related Allowance
Commercial
Real estate	$—	$—	$—	$—	$75
Construction	—	28	11	11	17
Other	—	—	127	77	170
Municipal	—	—	—	—	—
Residential
Term	—	25	67	74	392
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$53	$205	$162	$654
Net Value
Commercial
Real estate	$—	$—	$—	$—	$70
Construction	—	—	17	17	134
Other	—	511	43	629	718
Municipal	—	—	—	—	—
Residential
Term	584	501	315	886	2,863
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$584	$1,012	$375	$1,532	$3,785

The First Bancorp - 2018 Form 10-K - Page 45

Funding, Liquidity and Capital Resources

As of December 31, 2018, the Bank had primary sources of liquidity of $584.0 million or 30.4% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has an additional $84.0 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $46.0 million in credit lines with correspondent banks, and $155.2 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $869.2 million or 45.3% of its total assets. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Bank's and the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 76.0% of total average assets in 2018. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business, as well as Fed Funds lines with three correspondent banks.

Deposits

During 2018, total deposits increased by $108.2 million, ending the year at $1.527 billion compared to $1.419 billion at December 31, 2017. Low-cost deposits (demand, NOW, and savings accounts) increased by $87.7 million or 12.6% during the year, money market deposits decreased $11.9 million or 7.2%, and certificates of deposit increased $32.4 million or 5.8%. The majority of the change in certificates of deposit year-to-date resulted from funding of asset growth and a shift in funding between money market deposits and certificates of deposit. The increase in low cost deposits is attributable to organic growth within the Bank's market area and the reclassification of certain collateralized borrowings to reciprocal deposits. Average deposits increased $109.8 million in 2018, as shown in the following table, which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2018	2017	2016	2018 vs. 2017
Demand deposits	$152,386	$143,260	$132,726	6.37%
NOW accounts	318,823	310,701	259,462	2.61%
Money market accounts	124,305	136,624	82,563	-9.02%
Savings	233,606	227,024	210,540	2.90%
Certificates of deposit	622,261	523,966	441,341	18.76%
Total deposits	$1,451,381	$1,341,575	$1,126,632	8.18%

The First Bancorp - 2018 Form 10-K - Page 46

The average cost of deposits (including non-interest-bearing accounts) was 1.10% for the year ended December 31, 2018, compared to 0.71% for the year ended December 31, 2017 and 0.53% for the year ended December 31, 2016. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2018	2017	2016
NOW	0.73%	0.59%	0.44%
Money market	1.28%	0.73%	0.28%
Savings	0.30%	0.26%	0.23%
Certificates of deposit	1.83%	1.20%	0.96%
Total interest-bearing deposits	1.23%	0.82%	0.61%

Of all certificates of deposit, $411.8 million or 69.63% will mature by December 31, 2019. As of December 31, 2018, the Bank held a total of $218.9 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2018	2017
Within 3 Months	$60,817	$131,527
3 Months through 6 months	27,386	32,184
6 months through 12 months	20,138	14,034
Over 12 months	110,604	97,190
Total	$218,945	$274,935

Borrowed Funds

Borrowed funds consists mainly of advances from the FHLB which are secured by FHLB stock, funds on deposit with FHLB, U.S. Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2018, advances totaled $170.1 million, with a weighted average interest rate of 2.21% per annum and remaining maturities ranging from 16 days to six years. This compares to advances totaling $158.2 million, with a weighted average interest rate of 1.69% per annum and remaining maturities ranging from three days to 14 years, as of December 31, 2017, and advances totaling $194.7 million, with a weighted average interest rate of 1.67% per annum and remaining maturities ranging from four days to 15 years, as of December 31, 2016. The increase in the weighted average rate paid on borrowed funds in 2018 compared to 2017 is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2018 was $40.2 million, compared to $70.6 million on December 31, 2017, and $84.2 million on December 31, 2016. The weighted average interest rates payable under these agreements were 0.61% per annum as of December 31, 2018, compared to 1.25% per annum as of December 31, 2017 and 1.06% per annum as of December 31, 2016.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $297.5 million at the end of June in 2018, $282.3 million at the end of June in 2017, and $388.5 million at the end of January in 2016. The average amount outstanding during 2018 was $258.5 million with a weighted average interest rate of 1.69% per annum. This compares to an average outstanding amount of $252.1 million with a weighted average interest rate of 1.61% per annum in 2017, and an average outstanding amount of $295.4 million with a weighted average interest rate of 1.62% per annum in 2016.

Capital Resources

Shareholders' equity as of December 31, 2018 was $191.5 million, compared to $181.3 million as of December 31, 2017. Capital at December 31, 2018 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.60% on December 31, 2018 and 8.57% at December 31, 2017. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2018, the Company had tier-one risk-based capital of 14.22% and tier-two risk-based capital of 15.19%, versus 14.23% and 15.24%, respectively, at December 31, 2017. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 8.00% and 10.00%, respectively. The

The First Bancorp - 2018 Form 10-K - Page 47

Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
During 2018, the Company declared cash dividends of $0.24 per share in the first quarter and $0.29 per share in the remaining three quarters, or $1.11 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 50.92% for the year ended December 31, 2018 compared to 52.20% for the year ended December 31, 2017. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2019 is this year's net income plus $21.4 million.
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
In 2018, 38,457 shares were issued via employee stock programs, the dividend reinvestment plan, and restricted stock grants. The Company received consideration totaling $619,000.  The following table summarizes the Company's 2018 stock issuances:

Dividend reinvestment plan	9,524
Employee stock program	12,138
Restricted stock grants	16,795
Total	38,457

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
The Company met each of the well-capitalized ratio guidelines at December 31, 2018. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2018 and December 31, 2017.

As of December 31, 2018	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.51%	14.13%	14.13%	15.11%
Company	8.60%	14.22%	14.22%	15.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The First Bancorp - 2018 Form 10-K - Page 48

As of December 31, 2017	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.49%	14.09%	14.09%	15.09%
Company	8.57%	14.23%	14.23%	15.24%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the Company's capital resources, liquidity, or results of operations.

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2018:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$210,317	$145,205	$65,000	$—	$112
Operating leases	145	74	33	33	5
Certificates of deposit	591,409	411,809	133,386	46,214	—
Total	$801,871	$557,088	$198,419	$46,247	$117
Unused lines, collateralized by residential real estate	$83,421	$83,421	$—	$—	$—
Other unused commitments	60,033	60,033	—	—	—
Standby letters of credit	3,590	3,590	—	—	—
Commitments to extend credit	19,268	19,268	—	—	—
Total loan commitments and unused lines of credit	$166,312	$166,312	$—	$—	$—

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract, and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2018, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

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
At December 31, 2018, the Company had five outstanding off-balance sheet derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $125,000,000 and an unrealized gain of $1.4 million, net of tax. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2018, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

The First Bancorp - 2018 Form 10-K - Page 49

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2018, the Company made capital purchases totaling $1.5 million for real estate improvements for branch or operations premises and equipment related to technology. This cost will be amortized over an average of 15 years, adding approximately $98,000 to pre-tax operating costs per year.

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2018, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2018, was -2.01% of total assets, compared to -3.13% of total assets at December 31, 2017. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The First Bancorp - 2018 Form 10-K - Page 50

The Company's summarized static gap, as of December 31, 2018, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$34,113	$52,670	$177,536	$308,760
Restricted equity securities, at cost	10,549	—	—	1,037
Loans	391,843	176,591	480,859	188,990
Other interest-earning assets	—	23,507	—	—
Non-rate-sensitive assets	21,390	—	—	76,725
Total assets	457,895	252,768	658,395	575,512
Interest-bearing deposits	465,427	131,558	230,409	536,282
Borrowed funds	145,205	—	65,000	112
Non-rate-sensitive liabilities and equity	1,900	5,700	30,450	332,527
Total liabilities and equity	612,532	137,258	325,859	868,921
Period gap	$(154,637)	$115,510	$332,536	$(293,409)
Percent of total assets	(7.95)%	5.94%	17.10%	(15.09)%
Cumulative gap (current)	$(154,637)	$(39,127)	$293,409	—
Percent of total assets	(7.95)%	(2.01)%	15.09%	0.00%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 0.10% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.93% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 1.55% in a falling-rate scenario, and lower than that earned in a stable rate environment by 7.02% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2018 and 2017 is presented in the following table:

Changes in Net Interest Income	2018	2017
Year 1
Projected changes if rates decrease by 2.0%	-0.10%	0.97%
Projected change if rates increase by 2.0%	-3.93%	-5.10%
Year 2
Projected changes if rates decrease by 2.0%	1.55%	1.08%
Projected change if rates increase by 2.0%	-7.02%	-7.09%

This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds and amounts for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.

The First Bancorp - 2018 Form 10-K - Page 51

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2018, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2018, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2018 Form 10-K - Page 52

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2018	2017
Assets
Cash and cash equivalents	$19,134,000	$19,207,000
Interest-bearing deposits in other banks	12,079,000	860,000
Securities available for sale	317,416,000	297,199,000
Securities to be held to maturity (fair value of $250,900,000 at December 31, 2018, and $259,655,000 at December 31, 2017)	255,663,000	256,567,000
Restricted equity securities, at cost	11,586,000	10,358,000
Loans held for sale	—	386,000
Loans	1,238,283,000	1,164,139,000
Less allowance for loan losses	11,232,000	10,729,000
Net loans	1,227,051,000	1,153,410,000
Accrued interest receivable	6,660,000	5,867,000
Premises and equipment, net	22,056,000	22,502,000
Other real estate owned	584,000	1,012,000
Goodwill	29,805,000	29,805,000
Other assets	42,536,000	45,757,000
Total assets	$1,944,570,000	$1,842,930,000
Liabilities
Demand deposits	$163,575,000	$145,332,000
NOW deposits	382,923,000	318,043,000
Money market deposits	152,043,000	163,898,000
Savings deposits	237,135,000	232,605,000
Certificates of deposit	591,409,000	559,001,000
Total deposits	1,527,085,000	1,418,879,000
Borrowed funds – short term	145,205,000	113,638,000
Borrowed funds – long term	65,112,000	115,120,000
Other liabilities	15,626,000	13,972,000
Total liabilities	1,753,028,000	1,661,609,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	109,000	108,000
Additional paid-in capital	62,746,000	61,747,000
Retained earnings	132,460,000	121,144,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(5,051,000)	(2,901,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(197,000)	(174,000)
Net unrealized gain on cash flow hedging derivative instruments	1,438,000	1,544,000
Net unrecognized gain (loss) on postretirement benefit costs	37,000	(147,000)
Total shareholders' equity	191,542,000	181,321,000
Total liabilities and shareholders' equity	$1,944,570,000	$1,842,930,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	10,862,651	10,829,918
Book value per common share	$17.63	$16.74
Tangible book value per common share	$14.87	$13.97
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2018 Form 10-K - Page 53

Consolidated Statements of Income and Comprehensive Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2018	2017	2016
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $1,157,000 in 2018, $798,000 in 2017, and $670,000 in 2016)	$53,548,000	$45,373,000	$39,996,000
Interest on deposits with other banks	242,000	52,000	22,000
Interest and dividends on investments (includes tax-exempt income of $6,954,000 in 2018, $6,501,000 in 2017, and $5,168,000 in 2016)	16,753,000	15,407,000	13,741,000
Total interest and dividend income	70,543,000	60,832,000	53,759,000
Interest expense
Interest on deposits	15,970,000	9,479,000	6,028,000
Interest on borrowed funds	4,364,000	4,050,000	4,784,000
Total interest expense	20,334,000	13,529,000	10,812,000
Net interest income	50,209,000	47,303,000	42,947,000
Provision for loan losses	1,500,000	2,000,000	1,600,000
Net interest income after provision for loan losses	48,709,000	45,303,000	41,347,000
Non-interest income
Fiduciary and investment management income	3,030,000	2,680,000	2,411,000
Service charges on deposit accounts	2,194,000	2,081,000	2,237,000
Net securities gains	137,000	471,000	673,000
Mortgage origination and servicing income	1,565,000	1,853,000	2,192,000
Other operating income	5,674,000	5,463,000	4,986,000
Total non-interest income	12,600,000	12,548,000	12,499,000
Non-interest expense
Salaries and employee benefits	17,641,000	16,601,000	15,215,000
Occupancy expense	2,435,000	2,400,000	2,313,000
Furniture and equipment expense	3,924,000	3,681,000	3,305,000
FDIC insurance premiums	1,226,000	1,008,000	789,000
Amortization of identified intangibles	43,000	43,000	43,000
Other operating expense	8,198,000	7,918,000	7,718,000
Total non-interest expense	33,467,000	31,651,000	29,383,000
Income before income taxes	27,842,000	26,200,000	24,463,000
Applicable tax expense	4,306,000	6,612,000	6,454,000
Net income	$23,536,000	$19,588,000	$18,009,000
Basic earnings per common share	$2.18	$1.82	$1.68
Diluted earnings per common share	2.17	1.81	1.66
Other comprehensive income (loss), net of tax
Net unrealized loss on securities available for sale	(2,150,000)	(1,452,000)	(2,058,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(23,000)	(14,000)	(17,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(106,000)	107,000	1,163,000
Net unrecognized gain (loss) on postretirement benefits	184,000	(19,000)	54,000
Other comprehensive loss	(2,095,000)	(1,378,000)	(858,000)
Comprehensive income	$21,441,000	$18,210,000	$17,151,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2018 Form 10-K - Page 54

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
Net income	—	—	18,009,000	—	18,009,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(2,058,000)	(2,058,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	1,163,000	1,163,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(17,000)	(17,000)
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	54,000	54,000
Comprehensive income	—	—	18,009,000	(858,000)	17,151,000
Cash dividends declared ($1.03 per share)	—	—	(11,110,000)	—	(11,110,000)
Equity compensation expense	—	298,000	—	—	298,000
Payment for repurchase of common stock	(7,156)	—	(129,000)	—	(129,000)
Repurchase of warrants	—	—	(1,750,000)	—	(1,750,000)
Tax benefit from vesting restricted stock	—	32,000	—	—	32,000
Issuance of restricted stock	21,847	—	—	—	—
Proceeds from sale of common stock	25,400	531,000	—	—	531,000
Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000
Net income	—	—	19,588,000	—	19,588,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,452,000)	(1,452,000)
Net unrealized gain on cash flow hedging derivate instruments, net of tax	—	—	—	107,000	107,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(14,000)	(14,000)
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(19,000)	(19,000)
Comprehensive income	—	—	19,588,000	(1,378,000)	18,210,000
Cash dividends declared ($0.95 per share)	—	—	(10,280,000)	—	(10,280,000)
Equity compensation expense	—	392,000	—	—	392,000
Payment for repurchase of common stock	(5,562)	—	(154,000)	—	(154,000)
Reclassification adjustment for effect of enacted tax law changes	—	—	297,000	(297,000)	—
Issuance of restricted stock	18,850	—	—	—	—
Proceeds from sale of common stock	22,684	632,000	—	—	632,000
Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000

The First Bancorp - 2018 Form 10-K - Page 55

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000
Net income	—	—	23,536,000	—	23,536,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(2,150,000)	(2,150,000)
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(106,000)	(106,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(23,000)	(23,000)
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	184,000	184,000
Comprehensive income	—	—	23,536,000	(2,095,000)	21,441,000
Cash dividends declared ($1.11 per share)	—	—	(12,052,000)	—	(12,052,000)
Equity compensation expense	—	381,000	—	—	381,000
Payment for repurchase of common stock	(5,725)	—	(168,000)	—	(168,000)
Issuance of restricted stock	16,795	—	—	—	—
Proceeds from sale of common stock	21,663	619,000	—	—	619,000
Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2018 Form 10-K - Page 56

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2018	2017	2016
Cash flows from operating activities
Net income	$23,536,000	$19,588,000	$18,009,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,792,000	1,864,000	1,745,000
Change in deferred taxes	(485,000)	2,083,000	(139,000)
Provision for loan losses	1,500,000	2,000,000	1,600,000
Loans originated for resale	(25,447,000)	(39,039,000)	(54,257,000)
Proceeds from sales and transfers of loans	26,323,000	40,172,000	55,035,000
Net gain on sales of loans	(490,000)	(737,000)	(1,211,000)
Net gain on sale or call of securities	(137,000)	(471,000)	(673,000)
Net amortization of investment premiums	1,820,000	3,212,000	2,338,000
Net gain on sale of other real estate owned	(312,000)	(84,000)	(177,000)
Provision for losses on other real estate owned	—	17,000	132,000
Equity compensation expense	381,000	392,000	298,000
Tax benefit from vesting of restricted stock	—	—	32,000
Net (increase) decrease in other assets and accrued interest	1,146,000	(4,817,000)	(2,444,000)
Net increase (decrease) in other liabilities	3,848,000	(2,020,000)	665,000
Net (gain) loss on disposal of premises and equipment	136,000	(108,000)	—
Amortization of investments in limited partnerships	186,000	178,000	194,000
Net acquisition amortization	43,000	43,000	43,000
Net cash provided by operating activities	33,840,000	22,273,000	21,190,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(11,219,000)	(567,000)	3,720,000
Proceeds from sales of securities available for sale	459,000	15,587,000	10,309,000
Proceeds from maturities, payments, calls of securities available for sale	51,752,000	156,969,000	79,217,000
Proceeds from maturities, payments, calls of securities held to maturity	14,094,000	14,770,000	88,899,000
Proceeds from sales of other real estate owned	1,350,000	607,000	1,786,000
Purchases of securities available for sale	(76,893,000)	(177,409,000)	(171,881,000)
Purchases of securities to be held to maturity	(13,159,000)	(44,334,000)	(75,573,000)
Purchase of Federal Home Loan Bank Stock	(1,228,000)	—	—
Redemption of restricted equity securities	—	1,572,000	2,327,000
Net increase in loans	(75,751,000)	(95,199,000)	(84,850,000)
Capital expenditures	(1,484,000)	(2,529,000)	(2,131,000)
Proceeds from sale of premises and equipment	2,000	473,000	—
Net cash used in investing activities	(112,077,000)	(130,060,000)	(148,177,000)
The First Bancorp - 2018 Form 10-K - Page 57

Cash flows from financing activities
Net increase in demand, savings, and money market accounts	75,798,000	88,372,000	94,130,000
Net increase in certificates of deposit	32,408,000	82,381,000	105,638,000
Advances on long-term borrowings	—	50,000,000	35,000,000
Repayment on long-term borrowings	(80,000,000)	(70,000,000)	(30,000,000)
Net increase (decrease) in short-term borrowings	61,559,000	(30,143,000)	(63,556,000)
Payment to repurchase common stock	(168,000)	(154,000)	(129,000)
Proceeds from sale of common stock	619,000	632,000	531,000
Repurchase of warrants	—	—	(1,750,000)
Dividends paid	(12,052,000)	(11,460,000)	(9,810,000)
Net cash provided by financing activities	78,164,000	109,628,000	130,054,000
Net increase (decrease) in cash and cash equivalents	(73,000)	1,841,000	3,067,000
Cash and cash equivalents at beginning of year	19,207,000	17,366,000	14,299,000
Cash and cash equivalents at end of year	$19,134,000	$19,207,000	$17,366,000
Interest paid	$20,104,000	$13,366,000	$10,767,000
Income taxes paid	3,057,000	5,730,000	6,367,000
Non-cash transactions:
Net transfer from loans to other real estate owned	610,000	1,177,000	584,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2018 Form 10-K - Page 58

Notes to Consolidated Financial Statements

Nature of Operations
The First Bancorp, Inc. (the "Company") through its wholly-owned subsidiary, First National Bank ("the Bank"), provides a full range of banking services to individual and corporate customers from sixteen offices in coastal and eastern Maine. First National Investment Services, a division of the Bank, provides investment management, private banking and financial planning services. On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank from The First, N.A.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events
Events occurring subsequent to December 31, 2018 have been evaluated as to their potential impact on the financial statements.

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

The First Bancorp - 2018 Form 10-K - Page 59

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

The First Bancorp - 2018 Form 10-K - Page 60

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible related to this acquisition was fully amortized in 2015. Intangible assets also include the goodwill and core deposit intangible from the 2012 acquisition of a bank branch in Rockland, Maine and a bank building in Bangor, Maine. The core deposit intangible will be amortized on a straight-line basis over ten years. Annual amortization expense for each of 2018, 2017 and 2016 was $43,000, and the amortization expense for each year until fully amortized (presently expected to be 2022) will be $43,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2018, the Company determined goodwill and other intangible assets were not impaired.

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

The First Bancorp - 2018 Form 10-K - Page 61

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2018, the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $2,359,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp - 2018 Form 10-K - Page 62

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2018 and 2017:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2018	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. government-sponsored agencies	$5,000,000	$7,000	$—	$5,007,000
Mortgage-backed securities	313,854,000	571,000	(6,732,000)	307,693,000
State and political subdivisions	4,955,000	—	(239,000)	4,716,000
	$323,809,000	$578,000	$(6,971,000)	$317,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(472,000)	$10,683,000
Mortgage-backed securities	18,250,000	336,000	(255,000)	18,331,000
State and political subdivisions	221,958,000	1,046,000	(5,418,000)	217,586,000
Corporate securities	4,300,000	—	—	4,300,000
	$255,663,000	$1,382,000	$(6,145,000)	$250,900,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,549,000	$—	$—	$10,549,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,586,000	$—	$—	$11,586,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2017	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$293,689,000	$722,000	$(4,422,000)	$289,989,000
State and political subdivisions	6,860,000	16,000	(107,000)	6,769,000
Other equity securities	323,000	121,000	(3,000)	441,000
	$300,872,000	$859,000	$(4,532,000)	$297,199,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(180,000)	$10,975,000
Mortgage-backed securities	23,284,000	568,000	(128,000)	23,724,000
State and political subdivisions	217,828,000	3,931,000	(1,103,000)	220,656,000
Corporate securities	4,300,000	—	—	4,300,000
	$256,567,000	$4,499,000	$(1,411,000)	$259,655,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,321,000	$—	$—	$9,321,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,358,000	$—	$—	$10,358,000

The First Bancorp - 2018 Form 10-K - Page 63

The following table summarizes the contractual maturities of investment securities at December 31, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,432,000	$1,433,000
Due in 1 to 5 years	13,501,000	13,518,000	20,717,000	20,778,000
Due in 5 to 10 years	83,954,000	83,326,000	157,544,000	155,313,000
Due after 10 years	226,354,000	220,572,000	75,970,000	73,376,000
	$323,809,000	$317,416,000	$255,663,000	$250,900,000

The following table summarizes the contractual maturities of investment securities at December 31, 2017:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$111,000	$112,000	$635,000	$637,000
Due in 1 to 5 years	841,000	842,000	18,059,000	18,164,000
Due in 5 to 10 years	29,003,000	29,177,000	37,182,000	37,719,000
Due after 10 years	270,594,000	266,627,000	200,691,000	203,135,000
Equity securities	323,000	441,000	—	—
	$300,872,000	$297,199,000	$256,567,000	$259,655,000

At December 31, 2018, securities with a fair value of $222,829,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $231,516,000 as of December 31, 2017 pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2018, 2017 and 2016:

	2018	2017	2016
Proceeds from sales of securities	$459,000	$15,587,000	$10,309,000
Gross realized gains	137,000	471,000	673,000
Gross realized losses	—	—	—
Net gain	$137,000	$471,000	$673,000
Related income taxes	$29,000	$165,000	$236,000

All equity securities were sold during 2018.
Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2018, there were 511 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 232 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.

The First Bancorp - 2018 Form 10-K - Page 64

Information regarding securities temporarily impaired as of December 31, 2018 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$—	$—	$10,683,000	$(472,000)	$10,683,000	$(472,000)
Mortgage-backed securities	76,050,000	(1,061,000)	185,136,000	(5,926,000)	261,186,000	(6,987,000)
State and political subdivisions	76,809,000	(1,784,000)	45,052,000	(3,873,000)	121,861,000	(5,657,000)
	$152,859,000	$(2,845,000)	$240,871,000	$(10,271,000)	$393,730,000	$(13,116,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $197,000 at December 31, 2018. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2018 and 2017, the Bank's investment in FHLB stock totaled $10,549,000 and $9,321,000, respectively. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2018. The Bank will continue to monitor its investment in FHLB stock.

Note 4. Mortgage Servicing Rights
At December 31, 2018 and 2017, the Bank serviced loans for others totaling $261,654,000 and $260,258,000, respectively. Net gains from the sale of loans totaled $490,000 in 2018, $737,000 in 2017, and $1,211,000 in 2016. In 2018, mortgage servicing rights of $291,000 were capitalized and amortization for the year totaled $204,000. At December 31, 2018, mortgage servicing rights had a fair value of $2,586,000. In 2017, mortgage servicing rights of $567,000 were capitalized and amortization for the year totaled $362,000. At December 31, 2017, mortgage servicing rights had a fair value of $2,321,000.

The First Bancorp - 2018 Form 10-K - Page 65

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2018, the prepayment assumption using the PSA model was 129, which translates into an anticipated annual prepayment rate of 7.74%. The discount rate is 9.50%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2018	2017
Mortgage servicing rights	$5,718,000	$5,428,000
Accumulated amortization	(4,364,000)	(4,160,000)
	$1,354,000	$1,268,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Commercial
Real estate	$353,243,000	28.5%	$323,809,000	27.8%
Construction	27,304,000	2.2%	38,056,000	3.3%
Other	196,391,000	15.9%	181,528,000	15.6%
Municipal	51,128,000	4.1%	33,391,000	2.9%
Residential
Term	469,145,000	37.9%	432,661,000	37.1%
Construction	17,743,000	1.4%	17,868,000	1.5%
Home equity line of credit	98,469,000	8.0%	111,302,000	9.6%
Consumer	24,860,000	2.0%	25,524,000	2.2%
Total loans	$1,238,283,000	100.0%	$1,164,139,000	100.0%

Loan balances include net deferred loan costs of $6,615,000 in 2018 and $5,748,000 in 2017. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate, which totaled $290,138,000 and $239,805,000 at December 31, 2018 and 2017, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, residential construction and home equity loans totaling $237,152,000 at December 31, 2018 and $290,247,000 at December 31, 2017 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2018 and 2017, non-accrual loans were $14,727,000 and $14,736,000, respectively. For the years ended December 31, 2018, 2017 and 2016, interest income which would have been recognized on these loans, if interest had been accrued, was $811,000, $496,000, and $288,000, respectively. Loans more than 90 days past due accruing interest totaled $351,000 at December 31, 2018 and $445,000 at December 31, 2017. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

The First Bancorp - 2018 Form 10-K - Page 66

Loans to directors, officers and employees totaled $34,566,000 at December 31, 2018 and $34,715,000 at December 31, 2017. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2018	2017
Balance at beginning of year	$22,354,000	$23,293,000
New loans	1,341,000	867,000
Repayments	(1,192,000)	(1,806,000)
Retired director	(354,000)	—
Balance at end of year	$22,149,000	$22,354,000

Information on the past-due status of loans as of December 31, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,274,000	$—	$777,000	$2,051,000	$351,192,000	$353,243,000	$—
Construction	—	10,000	—	10,000	27,294,000	27,304,000	—
Other	455,000	5,000	120,000	580,000	195,811,000	196,391,000	—
Municipal	—	—	—	—	51,128,000	51,128,000	—
Residential
Term	1,097,000	3,518,000	2,023,000	6,638,000	462,507,000	469,145,000	339,000
Construction	76,000	—	—	76,000	17,667,000	17,743,000	—
Home equity line of credit	2,819,000	419,000	493,000	3,731,000	94,738,000	98,469,000	—
Consumer	237,000	25,000	27,000	289,000	24,571,000	24,860,000	12,000
Total	$5,958,000	$3,977,000	$3,440,000	$13,375,000	$1,224,908,000	$1,238,283,000	$351,000

Information on the past-due status of loans as of December 31, 2017, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$574,000	$80,000	$220,000	$874,000	$322,935,000	$323,809,000	$—
Construction	—	—	—	—	38,056,000	38,056,000	—
Other	542,000	6,663,000	574,000	7,779,000	173,749,000	181,528,000	—
Municipal	—	—	—	—	33,391,000	33,391,000	—
Residential
Term	1,031,000	4,372,000	2,256,000	7,659,000	425,002,000	432,661,000	436,000
Construction	101,000	370,000	—	471,000	17,397,000	17,868,000	—
Home equity line of credit	537,000	445,000	725,000	1,707,000	109,595,000	111,302,000	—
Consumer	159,000	18,000	9,000	186,000	25,338,000	25,524,000	9,000
Total	$2,944,000	$11,948,000	$3,784,000	$18,676,000	$1,145,463,000	$1,164,139,000	$445,000

For all classes, loans are placed on non-accrual status when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may

The First Bancorp - 2018 Form 10-K - Page 67

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

Information on nonaccrual loans as of December 31, 2018 and 2017 is presented in the following table:

As of December 31,	2018	2017
Commercial
Real estate	$1,226,000	$752,000
Construction	—	—
Other	8,664,000	9,357,000
Municipal	—	—
Residential
Term	4,062,000	3,778,000
Construction	—	—
Home equity line of credit	760,000	833,000
Consumer	15,000	16,000
Total	$14,727,000	$14,736,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2018	2017	2016
Average investment in impaired loans	$31,805,000	$29,108,000	$28,217,000
Interest income recognized on impaired loans, all on cash basis	864,000	784,000	1,104,000

As of December 31,	2018	2017
Balance of impaired loans	$31,751,000	$31,392,000
Less portion for which no allowance for loan losses is allocated	(21,030,000)	(18,023,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$10,721,000	$13,369,000
Portion of allowance for loan losses allocated to the impaired loan balance	$2,308,000	$1,812,000

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

The First Bancorp - 2018 Form 10-K - Page 68

A breakdown of impaired loans by category as of December 31, 2018, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,718,000	$9,161,000	$—	$5,536,000	$380,000
Construction	721,000	721,000	—	762,000	43,000
Other	1,468,000	1,555,000	—	2,037,000	32,000
Municipal	—	—	—	—	—
Residential
Term	9,136,000	10,317,000	—	9,427,000	289,000
Construction	—	—	—	—	—
Home equity line of credit	972,000	1,035,000	—	1,001,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$21,030,000	$22,831,000	$—	$18,776,000	$764,000
With an Allowance Recorded
Commercial
Real estate	$1,042,000	$1,059,000	$260,000	$3,477,000	$42,000
Construction	—	—	—	—	—
Other	7,791,000	8,216,000	1,696,000	7,471,000	5,000
Municipal	—	—	—	—	—
Residential
Term	1,768,000	1,998,000	335,000	1,982,000	53,000
Construction	—	—	—	—	—
Home equity line of credit	120,000	124,000	17,000	99,000	—
Consumer	—	—	—	—	—
	$10,721,000	$11,397,000	$2,308,000	$13,029,000	$100,000
Total
Commercial
Real estate	$9,760,000	$10,220,000	$260,000	$9,013,000	$422,000
Construction	721,000	721,000	—	762,000	43,000
Other	9,259,000	9,771,000	1,696,000	9,508,000	37,000
Municipal	—	—	—	—	—
Residential
Term	10,904,000	12,315,000	335,000	11,409,000	342,000
Construction	—	—	—	—	—
Home equity line of credit	1,092,000	1,159,000	17,000	1,100,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$31,751,000	$34,228,000	$2,308,000	$31,805,000	$864,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2018 Form 10-K - Page 69

A breakdown of impaired loans by category as of December 31, 2017, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,791,000	$3,996,000	$—	$5,124,000	$164,000
Construction	741,000	741,000	—	62,000	38,000
Other	2,591,000	2,671,000	—	1,908,000	36,000
Municipal	—	—	—	—	—
Residential
Term	9,769,000	10,909,000	—	10,770,000	297,000
Construction	—	—	—	—	—
Home equity line of credit	1,115,000	1,429,000	—	1,351,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$18,023,000	$19,775,000	$—	$19,227,000	$553,000
With an Allowance Recorded
Commercial
Real estate	$3,999,000	$4,116,000	$224,000	$4,460,000	$152,000
Construction	—	—	—	699,000	—
Other	7,327,000	7,371,000	1,309,000	2,584,000	—
Municipal	—	—	—	—	—
Residential
Term	1,979,000	2,144,000	255,000	2,106,000	79,000
Construction	—	—	—	—	—
Home equity line of credit	64,000	67,000	24,000	32,000	—
Consumer	—	—	—	—	—
	$13,369,000	$13,698,000	$1,812,000	$9,881,000	$231,000
Total
Commercial
Real estate	$7,790,000	$8,112,000	$224,000	$9,584,000	$316,000
Construction	741,000	741,000	—	761,000	38,000
Other	9,918,000	10,042,000	1,309,000	4,492,000	36,000
Municipal	—	—	—	—	—
Residential
Term	11,748,000	13,053,000	255,000	12,876,000	376,000
Construction	—	—	—	—	—
Home equity line of credit	1,179,000	1,496,000	24,000	1,383,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$31,392,000	$33,473,000	$1,812,000	$29,108,000	$784,000

The First Bancorp - 2018 Form 10-K - Page 70

A breakdown of impaired loans by category as of December 31, 2016, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,201,000	$5,614,000	$—	$6,252,000	$220,000
Construction	—	—	—	32,000	—
Other	1,671,000	1,852,000	—	1,074,000	86,000
Municipal	—	—	—	—	—
Residential
Term	11,483,000	12,654,000	—	11,025,000	442,000
Construction	—	—	—	—	—
Home equity line of credit	1,361,000	1,733,000	—	1,213,000	33,000
Consumer	—	—	—	9,000	—
	$19,716,000	$21,853,000	$—	$19,605,000	$781,000
With an Allowance Recorded
Commercial
Real estate	$4,820,000	$4,925,000	$505,000	$4,153,000	$186,000
Construction	763,000	763,000	100,000	816,000	36,000
Other	72,000	72,000	39,000	317,000	—
Municipal	—	—	—	—	—
Residential
Term	2,186,000	2,328,000	304,000	3,209,000	101,000
Construction	—	—	—	—	—
Home equity line of credit	26,000	28,000	26,000	69,000	—
Consumer	—	—	—	48,000	—
	$7,867,000	$8,116,000	$974,000	$8,612,000	$323,000
Total
Commercial
Real estate	$10,021,000	$10,539,000	$505,000	$10,405,000	$406,000
Construction	763,000	763,000	100,000	848,000	36,000
Other	1,743,000	1,924,000	39,000	1,391,000	86,000
Municipal	—	—	—	—	—
Residential
Term	13,669,000	14,982,000	304,000	14,234,000	543,000
Construction	—	—	—	—	—
Home equity line of credit	1,387,000	1,761,000	26,000	1,282,000	33,000
Consumer	—	—	—	57,000	—
	$27,583,000	$29,969,000	$974,000	$28,217,000	$1,104,000
The First Bancorp - 2018 Form 10-K - Page 71

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
As of December 31, 2018, the Company had 76 loans with a value of $25,222,000 that have been classified as TDRs. This compares to 62 loans with a value of $17,801,000 classified as TDRs as of December 31, 2017. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$8,631,000	$132,000
Construction	1	721,000	—
Other	10	7,298,000	1,276,000
Municipal	—	—	—
Residential
Term	45	8,074,000	160,000
Construction	—	—	—
Home equity line of credit	3	498,000	—
Consumer	—	—	—
	76	$25,222,000	$1,568,000

The following table shows TDRs by class and the specific reserve as of December 31, 2017:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$7,038,000	$90,000
Construction	1	741,000	—
Other	4	561,000	—
Municipal	—	—	—
Residential
Term	46	8,948,000	233,000
Construction	—	—	—
Home equity line of credit	3	513,000	—
Consumer	—	—	—
	62	$17,801,000	$323,000

The First Bancorp - 2018 Form 10-K - Page 72

As of December 31, 2018, nine of the loans classified as TDRs with a total balance of $1,013,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	8	846,000	26,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	9	$1,013,000	$26,000

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

The First Bancorp - 2018 Form 10-K - Page 73

For the year ended December 31, 2018, 18 loans were place on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	9	$1,729,000	$1,727,000	42,000
Construction	—	—	—	—
Other	6	7,116,000	6,798,000	1,276,000
Municipal	—	—	—	—
Residential
Term	3	520,000	507,000	26,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	18	$9,365,000	$9,032,000	1,344,000

No loans were placed in TDR status in 2017.
As of December 31, 2018, Management is aware of seven loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $935,000. As of December 31, 2018, there were 17 loans with an outstanding balance of $8,197,000 that were classified as TDRs and were on non-accrual status, three of which, with an outstanding balance of $398,000, were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2018, there were 11 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,131,000; this compares to 12 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,777,000 as of December 31, 2017.

Note 6. Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses, which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. Major risk characteristics relevant to each portfolio segment are as follows:
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

The First Bancorp - 2018 Form 10-K - Page 74

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

The First Bancorp - 2018 Form 10-K - Page 75

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2018 and 2017:

As of December 31,	2018	2017
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$260,000	$224,000
Construction	—	—
Other	1,696,000	1,309,000
Municipal	—	—
Residential
Term	335,000	255,000
Construction	—	—
Home equity line of credit	17,000	24,000
Consumer	—	—
Total	$2,308,000	$1,812,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$3,307,000	$3,648,000
Construction	255,000	434,000
Other	1,845,000	2,049,000
Municipal	24,000	20,000
Residential
Term	900,000	875,000
Construction	34,000	36,000
Home equity line of credit	713,000	668,000
Consumer	630,000	545,000
Unallocated	1,216,000	642,000
Total	$8,924,000	$8,917,000
Total Allowance for Loan Losses
Commercial
Real estate	$3,567,000	$3,872,000
Construction	255,000	434,000
Other	3,541,000	3,358,000
Municipal	24,000	20,000
Residential
Term	1,235,000	1,130,000
Construction	34,000	36,000
Home equity line of credit	730,000	692,000
Consumer	630,000	545,000
Unallocated	1,216,000	642,000
Total	$11,232,000	$10,729,000

The First Bancorp - 2018 Form 10-K - Page 76

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
A breakdown of the allowance for loan losses as of December 31, 2018 and 2017, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$260,000	$742,000	$2,565,000	$—	$3,567,000
Construction	—	57,000	198,000	—	255,000
Other	1,696,000	414,000	1,431,000	—	3,541,000
Municipal	—	—	24,000	—	24,000
Residential
Term	335,000	326,000	574,000	—	1,235,000
Construction	—	12,000	22,000	—	34,000
Home equity line of credit	17,000	263,000	450,000	—	730,000
Consumer	—	271,000	359,000	—	630,000
Unallocated	—	—	—	1,216,000	1,216,000
	$2,308,000	$2,085,000	$5,623,000	$1,216,000	$11,232,000

As of December 31, 2017	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$224,000	$1,285,000	$2,363,000	$—	$3,872,000
Construction	—	153,000	281,000	—	434,000
Other	1,309,000	723,000	1,326,000	—	3,358,000
Municipal	—	—	20,000	—	20,000
Residential
Term	255,000	311,000	564,000	—	1,130,000
Construction	—	13,000	23,000	—	36,000
Home equity line of credit	24,000	297,000	371,000	—	692,000
Consumer	—	251,000	294,000	—	545,000
Unallocated	—	—	—	642,000	642,000
	$1,812,000	$3,033,000	$5,242,000	$642,000	$10,729,000

The First Bancorp - 2018 Form 10-K - Page 77

Qualitative adjustment factors are taken into consideration when determining reserve estimates. These adjustment factors are based upon our evaluation of various current conditions, including those listed below.

•	General economic conditions.

•	Credit quality trends with emphasis on loan delinquencies, nonaccrual levels and classified loans.

•	Recent loss experience in particular segments of the portfolio.

•	Loan volumes and concentrations, including changes in mix.

•	Other factors, including changes in quality of loan originations; loan policy changes; changes in credit risk management processes; Bank regulatory and external loan review examination results.
The qualitative portion of the allowance for loan losses was 0.45% of related loans as of December 31, 2018 and 2017. The qualitative portion increased $381,000 between December 31, 2017 and December 31, 2018 due to a mix of factors.
The unallocated component totaled $1,216,000 at December 31, 2018, or 10.8% of the total reserve. This compares to $642,000 or 6.0% as of December 31, 2017. The change supported general imprecision related to portfolio growth and includes considerations of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
The allowance for loan losses as a percent of total loans stood at 0.91% as of December 31, 2018, compared to 0.92% of total loans as of December 31, 2017.
Commercial loans are comprised of three major classes: commercial real estate loans, commercial construction loans and other commercial loans.
Commercial real estate loans consist of mortgage loans to finance investments in real property, such as multi-family residential, commercial/retail, office, industrial, hotels, educational and other specific or mixed use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Commercial real estate loans typically have a loan-to-value ratio of up to 80% based upon current valuation information at the time the loan is made. Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.
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
Residential term loans consist of residential real estate loans held in the Bank's loan portfolio made to borrowers who demonstrate the ability to make scheduled payments with full consideration of underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Residential loans typically have a loan-to-value ratio of up to 80% based on appraisal information at the time the loan is made. Collateral consists of mortgage liens on one- to four-family residential properties. Loans are offered with fixed or adjustable rates with amortization terms of up to thirty years.
Residential construction loans typically consist of loans for the purpose of constructing single family residences to be owned and occupied by the borrower. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Residential construction loans normally have terms of one year or less and payment during the construction term is typically on an interest only basis from sources including interest reserves, borrower liquidity and/or income. Residential construction loans will typically convert to permanent financing from the Bank or have another financing commitment in place from an acceptable mortgage lender. Collateral valuation and loan-to-value guidelines are consistent with those for residential term loans.

The First Bancorp - 2018 Form 10-K - Page 78

Home equity lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity line of credit typically has a variable interest rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit payments are billed as a percentage of the principal balance plus all accrued interest. Loan maturities are normally 300 months. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to- value ratios usually not exceeding 80% inclusive of priority liens. Collateral valuation guidelines follow those for residential real estate loans.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 25.7% of capital are below the regulatory guidance of 100.0% of capital at December 31, 2018. Construction loans and non- owner-occupied commercial real estate loans are at 126.4% of total capital at December 31, 2018, below the regulatory limit of 300.0% of capital.
The process of establishing the allowance with respect to the commercial loan portfolio begins when a Loan Officer or Senior Officer (or designate) initially assigns each loan a risk rating, using established credit criteria, which is reviewed and updated if necessary at least annually or when conditions may warrant a change in the assigned risk rating. Approximately 60% of the outstanding loans and commitments are subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $500,000 and lines of credit greater than $250,000 are subject to review annually by the Bank's internal credit review function. The methodology employs Management's judgment as to the level of losses on existing loans based on internal review of the loan portfolio, including an analysis of a borrower's current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers or lines of business.

The First Bancorp - 2018 Form 10-K - Page 79

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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2018:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$3,444,000	$—	$3,444,000
2 Above average	10,484,000	37,000	4,564,000	48,800,000	63,885,000
3 Satisfactory	80,266,000	2,231,000	46,090,000	518,000	129,105,000
4 Average	172,597,000	18,780,000	82,081,000	1,810,000	275,268,000
5 Watch	66,325,000	5,970,000	45,546,000	—	117,841,000
6 OAEM	6,890,000	—	1,805,000	—	8,695,000
7 Substandard	16,558,000	286,000	12,861,000	—	29,705,000
8 Doubtful	123,000	—	—	—	123,000
Total	$353,243,000	$27,304,000	$196,391,000	$51,128,000	$628,066,000

The First Bancorp - 2018 Form 10-K - Page 80

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
Residential loans are comprised of two classes: term loans, which include traditional amortizing home mortgages, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value ratio based upon current appraisal information at the time the loan is made. Home equity loans and lines of credit are typically written to the same underwriting standards. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value ratio of 80% to 90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.
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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2018.

The First Bancorp - 2018 Form 10-K - Page 81

The following tables present allowance for loan losses activity by class, allowance for loan loss balances by class and related loan balances by class for the years ended December 31, 2018, 2017 and 2016:

For the year ended December 31, 2018	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,872,000	$434,000	$3,358,000	$20,000	$1,130,000	$36,000	$692,000	$545,000	$642,000	$10,729,000
Chargeoffs	168,000	—	423,000	—	213,000	—	121,000	348,000	—	1,273,000
Recoveries	52,000	—	40,000	—	64,000	—	24,000	96,000	—	276,000
Provision (credit)	(189,000)	(179,000)	566,000	4,000	254,000	(2,000)	135,000	337,000	574,000	1,500,000
Ending balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Ending balance specifically evaluated for impairment	$260,000	$—	$1,696,000	$—	$335,000	$—	$17,000	$—	$—	$2,308,000
Ending balance collectively evaluated for impairment	$3,307,000	$255,000	$1,845,000	$24,000	$900,000	$34,000	$713,000	$630,000	$1,216,000	$8,924,000
Related loan balances:
Ending balance	$353,243,000	$27,304,000	$196,391,000	$51,128,000	$469,145,000	$17,743,000	$98,469,000	$24,860,000	$—	$1,238,283,000
Ending balance specifically evaluated for impairment	$9,760,000	$721,000	$9,259,000	$—	$10,904,000	$—	$1,092,000	$15,000	$—	$31,751,000
Ending balance collectively evaluated for impairment	$343,483,000	$26,583,000	$187,132,000	$51,128,000	$458,241,000	$17,743,000	$97,377,000	$24,845,000	$—	$1,206,532,000

For the year ended December 31, 2017	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000
Chargeoffs	587,000	—	212,000	—	456,000	—	28,000	335,000	—	1,618,000
Recoveries	—	—	49,000	—	40,000	—	11,000	109,000	—	209,000
Provision (credit)	471,000	38,000	1,741,000	2,000	258,000	(8,000)	(98,000)	212,000	(616,000)	2,000,000
Ending balance	$3,872,000	$434,000	$3,358,000	$20,000	$1,130,000	$36,000	$692,000	$545,000	$642,000	$10,729,000
Ending balance specifically evaluated for impairment	$224,000	$—	$1,309,000	$—	$255,000	$—	$24,000	$—	$—	$1,812,000
Ending balance collectively evaluated for impairment	$3,648,000	$434,000	$2,049,000	$20,000	$875,000	$36,000	$668,000	$545,000	$642,000	$8,917,000
Related loan balances:
Ending balance	$323,809,000	$38,056,000	$181,528,000	$33,391,000	$432,661,000	$17,868,000	$111,302,000	$25,524,000	$—	$1,164,139,000
Ending balance specifically evaluated for impairment	$7,790,000	$741,000	$9,918,000	$—	$11,748,000	$—	$1,179,000	$16,000	$—	$31,392,000
Ending balance collectively evaluated for impairment	$316,019,000	$37,315,000	$171,610,000	$33,391,000	$420,913,000	$17,868,000	$110,123,000	$25,508,000	$—	$1,132,747,000

The First Bancorp - 2018 Form 10-K - Page 82

For the year ended December 31, 2016	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Chargeoffs	294,000	75,000	376,000	—	379,000	—	147,000	450,000	—	1,721,000
Recoveries	—	8,000	129,000	—	93,000	—	5,000	108,000	—	343,000
Provision (credit)	1,162,000	(117,000)	575,000	1,000	183,000	20,000	56,000	335,000	(615,000)	1,600,000
Ending balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000
Ending balance specifically evaluated for impairment	$505,000	$100,000	$39,000	$—	$304,000	$—	$26,000	$—	$—	$974,000
Ending balance collectively evaluated for impairment	$3,483,000	$296,000	$1,741,000	$18,000	$984,000	$44,000	$781,000	$559,000	$1,258,000	$9,164,000
Related loan balances:
Ending balance	$302,506,000	$25,406,000	$150,769,000	$27,056,000	$411,469,000	$18,303,000	$110,907,000	$25,110,000	$—	$1,071,526,000
Ending balance specifically evaluated for impairment	$10,021,000	$763,000	$1,743,000	$—	$13,669,000	$—	$1,387,000	$—	$—	$27,583,000
Ending balance collectively evaluated for impairment	$292,485,000	$24,643,000	$149,026,000	$27,056,000	$397,800,000	$18,303,000	$109,520,000	$25,110,000	$—	$1,043,943,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2018	2017
Land	$4,852,000	$4,639,000
Land improvements	1,105,000	1,052,000
Buildings	22,301,000	22,254,000
Equipment	12,461,000	13,147,000
	40,719,000	41,092,000
Less accumulated depreciation	18,663,000	18,590,000
	$22,056,000	$22,502,000

Future minimum receipts under lease agreements at December 31, 2018 for each of the next five years and in the aggregate are:

2019	$141,000
2020	101,000
2021	97,000
2022	94,000
2023	9,000
Thereafter	—
$442,000

The First Bancorp - 2018 Form 10-K - Page 83

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2018	2017
Real estate acquired in settlement of loans	$584,000	$1,012,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2018	2017	2016
Balance at beginning of year	$53,000	$205,000	$162,000
Losses charged to allowance	(53,000)	(169,000)	(89,000)
Provision charged to operating expenses	—	17,000	132,000
Balance at end of year	$—	$53,000	$205,000

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2018	2017	2016
Federal income tax
Current	$4,407,000	$4,184,000	$6,276,000
Deferred	(492,000)	2,083,000	(139,000)
	3,915,000	6,267,000	6,137,000
State franchise tax	391,000	345,000	317,000
	$4,306,000	$6,612,000	$6,454,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2018	2017	2016
Expected tax expense	$5,847,000	$9,170,000	$8,562,000
Non-taxable income	(1,699,000)	(2,625,000)	(2,176,000)
State franchise tax, net of federal tax benefit	309,000	224,000	206,000
Equity compensation	(55,000)	(83,000)	—
Tax credits, net of amortization	(85,000)	(88,000)	(105,000)
Change in federal tax rate	—	134,000	—
Other	(11,000)	(120,000)	(33,000)
	$4,306,000	$6,612,000	$6,454,000
The First Bancorp - 2018 Form 10-K - Page 84

Deferred tax assets and liabilities are recognized at the expected future tax rate. On December 22, 2017, the federal tax rate decreased from 35% to 21% effective January 1, 2018. Accordingly, deferred tax assets and liabilities were revalued at December 31, 2017 to reflect the 21% tax rate.
Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2018 and 2017 are as follows:

	2018	2017
Allowance for loan losses	$2,359,000	$2,253,000
OREO	—	11,000
Accrued pension and post-retirement	955,000	1,036,000
Unrealized loss on securities transferred from available for sale to held to maturity	52,000	46,000
Unrealized loss on securities available for sale	1,343,000	772,000
Restricted stock grants	170,000	173,000
Core deposit intangible	18,000	15,000
Investment in flow through entities	31,000	22,000
Other assets	24,000	28,000
Total deferred tax asset	4,952,000	4,356,000
Net deferred loan costs	(1,504,000)	(1,313,000)
Depreciation	(1,300,000)	(1,306,000)
Goodwill	(80,000)	(39,000)
Mortgage servicing rights	(284,000)	(266,000)
Unrealized gain on derivative instruments	(382,000)	(410,000)
Prepaid expense	(159,000)	(821,000)
Total deferred tax liability	(3,709,000)	(4,155,000)
Net deferred tax asset	$1,243,000	$201,000

At December 31, 2018, the Company held investments in three limited partnerships with related low income housing tax credits compared to two at December 31, 2017. The investments are carried at cost and amortized on the effective yield method as they were entered into prior to 2015. The tax credits from the investments are estimated at $210,000 and $204,000 for the years ended December 31, 2018 and 2017, respectively, and are recorded as a reduction of income tax expense. Amortization of the investment in the limited partnership totaled $186,000 and $178,000 for the years ended December 31, 2018 and 2017, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,408,000 and at December 31, 2018 and 2017, and is recorded in other assets. The Company's total exposure to the limited partnerships was $1,408,000 at December 31, 2018 and 2017, which is comprised of the Company's equity investment in the limited partnerships.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2018.

The First Bancorp - 2018 Form 10-K - Page 85

Note 10. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Certificates of deposit < $100,000	$372,464,000	$284,066,000
Certificates $100,000 to $250,000	162,185,000	232,759,000
Certificates $250,000 and over	56,760,000	42,176,000
	$591,409,000	$559,001,000

At December 31, 2018, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2019	$303,468,000	$108,341,000	$411,809,000
2020	25,150,000	36,046,000	61,196,000
2021	20,073,000	24,534,000	44,607,000
2022	10,752,000	16,831,000	27,583,000
2023	13,015,000	33,193,000	46,208,000
2024 and thereafter	6,000	—	6,000
	$372,464,000	$218,945,000	$591,409,000

Interest on certificates of deposit of $100,000 or more was $3,038,000, $2,105,000, and $1,970,000 in 2018, 2017 and 2016, respectively.

Note 11. Borrowed Funds

Borrowed funds consist of advances from the FHLB and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2018 had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $46,000,000 in credit lines with correspondent banks and a credit facility of $84,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral, which are currently not in use.

Borrowed funds at December 31, 2018 and 2017 have the following range of interest rates and maturity dates:

As of December 31, 2018
Federal Home Loan Bank Advances
2019	2.25% - 2.58%	$105,000,000
2020	1.60% - 1.97%	55,000,000
2021	1.55%	10,000,000
2024 and thereafter	0.00%	112,000
		170,112,000
Repurchase agreements
Municipal and commercial customers	0.15% - 2.00%	40,205,000
		$210,317,000

The First Bancorp - 2018 Form 10-K - Page 86

As of December 31, 2017
Federal Home Loan Bank Advances
2018	1.59% - 3.25%	$43,074,000
2020	1.60% - 1.97%	55,000,000
2021	1.55%	10,000,000
2023 and thereafter	0.00% - 0.99%	50,120,000
		158,194,000
Repurchase agreements
Municipal and commercial customers	0.15% - 2.48%	70,564,000
		$228,758,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2018, 2017, and 2016. The expense related to the 401(k) plan was $578,000, $554,000, and $435,000 in 2018, 2017, and 2016, respectively.

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years commencing upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $176,000 in 2018, $219,000 in 2017, and $215,000 in 2016. As of December 31, 2018 and 2017, the accrued liability of these plans was $2,949,000 and $3,060,000, respectively, and is recorded in other liabilities.

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
The following table sets forth the accumulated post-retirement benefit obligation and funded status:

At December 31,	2018	2017	2016
Change in benefit obligations
Benefit obligation at beginning of year:	$1,874,000	$1,870,000	$1,967,000
Interest cost	77,000	77,000	81,000
Benefits paid	(117,000)	(113,000)	(109,000)
Actuarial (gain) loss	(235,000)	40,000	(69,000)
Benefit obligation at end of year:	$1,599,000	$1,874,000	$1,870,000
Funded status
Benefit obligation at end of year	$(1,599,000)	$(1,874,000)	$(1,870,000)
Unamortized (gain) loss	(47,000)	186,000	156,000
Accrued benefit cost	$(1,646,000)	$(1,688,000)	$(1,714,000)
Weighted average discount rate as of December 31	4.25%	4.25%	4.25%

The First Bancorp - 2018 Form 10-K - Page 87

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2018	2017	2016
Components of net periodic benefit cost
Interest cost	$77,000	$77,000	$81,000
Amortization of loss	—	—	4,000
Other settlement (income) expense	(3,000)	11,000	11,000
Net periodic benefit cost	$74,000	$88,000	$96,000
Weighted average discount rate for net periodic cost	4.25%	4.25%	4.25%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2019 is $113,000. For years ending 2020 through 2023, the estimated amount of benefits to be paid is $112,000, $111,000, $109,000 and $108,000, respectively, and the total estimated amount of benefits to be paid for years ended 2023 through 2027 is $604,000. Plan expense for 2019 is estimated to be $66,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2018	2017	Portion to Be Recognized in Income in 2019
Unamortized net actuarial gain (loss)	$47,000	$(186,000)	$(160,000)
Deferred tax (expense) benefit at 21% in 2018 and 35% in 2017	(10,000)	65,000	34,000
Reclassification adjustment for effect of enacted tax law changes	—	(26,000)	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$37,000	$(147,000)	$(126,000)

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

For the years ended December 31,	2018	2017	2016
Balance at beginning of year	$(2,901,000)	$(935,000)	$1,123,000
Unrealized losses arising during the year	(2,585,000)	(1,763,000)	(2,493,000)
Reclassification of realized gains during the year	(137,000)	(471,000)	(673,000)
Related deferred taxes	572,000	782,000	1,108,000
Reclassification adjustment for effect of enacted tax law changes	—	(514,000)	—
Net change	(2,150,000)	(1,966,000)	(2,058,000)
Balance at end of year	$(5,051,000)	$(2,901,000)	$(935,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The First Bancorp - 2018 Form 10-K - Page 88

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016.

For the years ended December 31,	2018	2017	2016
Balance at beginning of year	$(174,000)	$(129,000)	$(112,000)
Amortization of net unrealized losses	(29,000)	(22,000)	(26,000)
Related deferred taxes	6,000	8,000	9,000
Reclassification adjustment for effect of enacted tax law changes	—	(31,000)	—
Net change	(23,000)	(45,000)	(17,000)
Balance at end of year	$(197,000)	$(174,000)	$(129,000)

The following table represents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016.

For the years ended December 31,	2018	2017	2016
Balance at beginning of year	$1,544,000	$1,163,000	$—
Unrealized gains (losses) on cash flow hedging derivatives arising during the year	(134,000)	165,000	1,790,000
Related deferred taxes	28,000	(58,000)	(627,000)
Reclassification adjustment for effect of enacted tax law changes	—	274,000	—
Net change	(106,000)	381,000	1,163,000
Balance at end of year	$1,438,000	$1,544,000	$1,163,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016:

For the years ended December 31,	2018	2017	2016
Unrecognized postretirement benefits at beginning of year	$(147,000)	$(102,000)	$(156,000)
Change in unamortized net actuarial gain (loss)	233,000	(30,000)	84,000
Related deferred taxes	(49,000)	11,000	(30,000)
Reclassification adjustment for effect of enacted tax law changes	—	(26,000)	$—
Net change	184,000	(45,000)	$54,000
Unrecognized postretirement benefits at end of year	$37,000	$(147,000)	$(102,000)

The reclassification of accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

The First Bancorp - 2018 Form 10-K - Page 89

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
The details of the interest rate swap agreements are as follows:

					As of December 31,
					2018	2017
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.94%	$1,110,000	$1,154,000
$20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.89%	$763,000	801,000
$25,000,000	June 5, 2018	December 5, 2019	1-Month USD LIBOR	2.47%	$16,000	—
$25,000,000	June 5, 2018	June 5, 2020	1-Month USD LIBOR	2.55%	$(9,000)	—
$25,000,000	June 5, 2018	December 5, 2020	1-Month USD LIBOR	2.60%	$(60,000)	—
$125,000,000					$1,820,000	$1,955,000
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

The First Bancorp - 2018 Form 10-K - Page 90

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

Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2018, 39,411 shares had been issued pursuant to these plans, leaving 210,589 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Prior to 2016, the Company had reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings investment plans. Sales of stock to directors and employees amounted to 12,138 shares in 2018, 12,762 shares in 2017, and 14,511 shares in 2016.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. The plan was amended in 2018 to reflect changes in its administration. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2018, 267,284 shares have been issued, leaving 332,716 shares usable for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 9,524 shares in 2018, 9,922 shares in 2017, and 10,889 shares in 2016.
Proceeds from issuances of common stock under these plans totaled $619,000, $632,000 and $531,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 16. Stock Options and Stock-Based Compensation

At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the "2010 Plan"). This plan reserves 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of our business. Such grants and awards have been and will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2010 Plan will qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2010 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation.

The First Bancorp - 2018 Form 10-K - Page 91

As of December 31, 2018, 144,355 shares of restricted stock had been granted under the 2010 Plan, of which 67,689 shares remain restricted as of December 31, 2018 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2014	5.0	10,422	0.1
2015	5.0	12,023	1.0
2016	5.0	15,015	2.0
2017	3.0	4,902	1.1
2017	5.0	9,972	3.0
2018	1.0	300	0.1
2018	2.0	932	1.0
2018	3.0	2,400	2.1
2018	4.0	2,068	3.0
2018	5.0	9,655	4.0
		67,689	1.8

The compensation cost related to these restricted stock grants was $1,489,000 and will be recognized over the vesting terms of each grant. In 2018, $381,000 of expense was recognized for these restricted shares, leaving $678,000 in unrecognized expense as of December 31, 2018. In 2017, $392,000 of expense was recognized for restricted shares, leaving $601,000 in unrecognized expense as of December 31, 2017.

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted (EPS) for the years ended December 31, 2018, 2017 and 2016:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2018
Net income as reported	$23,536,000
Basic EPS: Income available to common shareholders	23,536,000	10,783,419	$2.18
Effect of dilutive securities: restricted stock		69,055
Diluted EPS: Income available to common shareholders plus assumed conversions	$23,536,000	10,852,474	$2.17
For the year ended December 31, 2017
Net income as reported	$19,588,000
Basic EPS: Income available to common shareholders	19,588,000	10,747,306	$1.82
Effect of dilutive securities: restricted stock		71,712
Diluted EPS: Income available to common shareholders plus assumed conversions	$19,588,000	10,819,018	$1.81
For the year ended December 31, 2016
Net income as reported	$18,009,000
Basic EPS: Income available to common shareholders	18,009,000	10,713,290	$1.68
Effect of dilutive securities: restricted stock and warrants		116,512
Diluted EPS: Income available to common shareholders plus assumed conversions	$18,009,000	10,829,802	$1.66

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

The First Bancorp - 2018 Form 10-K - Page 92

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The Bank may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2019 will be 2019 earnings plus retained earnings of $21,391,000 from 2018 and 2017.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities available for sale is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. As of December 31, 2018, the Company's capital conservation buffer was 7.11%, and met both the 2018 minimum requirement of 2.25% and the fully phased-in 2019 minimum requirement.
As of December 31, 2018, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The First Bancorp - 2018 Form 10-K - Page 93

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2018
Tier 2 capital to	$175,448,000	$92,892,000	$116,115,000
risk-weighted assets	15.11%	8.00%	10.00%
Tier 1 capital to	$164,116,000	$69,669,000	$92,892,000
risk-weighted assets	14.13%	6.00%	8.00%
Common equity Tier 1 capital to	$164,116,000	$52,252,000	$75,474,000
risk-weighted assets	14.13%	4.50%	6.50%
Tier 1 capital to	$164,116,000	$77,269,000	$96,586,000
average assets	8.51%	4.00%	5.00%
As of December 31, 2017
Tier 2 capital to	$162,355,000	$86,063,000	$107,579,000
risk-weighted assets	15.09%	8.00%	10.00%
Tier 1 capital to	$151,526,000	$64,548,000	$86,063,000
risk-weighted assets	14.09%	6.00%	8.00%
Common equity Tier 1 capital to	$151,526,000	$48,411,000	$69,926,000
risk-weighted assets	14.09%	4.50%	6.50%
Tier 1 capital to	$151,526,000	$71,386,000	$89,233,000
average assets	8.49%	4.00%	5.00%

The First Bancorp - 2018 Form 10-K - Page 94

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2018
Tier 2 capital to	$176,349,000	$92,892,000	n/a
risk-weighted assets	15.19%	8.00%	n/a
Tier 1 capital to	$165,117,000	$69,669,000	n/a
risk-weighted assets	14.22%	6.00%	n/a
Common equity Tier 1 capital to	$165,117,000	$52,252,000	n/a
risk-weighted assets	14.22%	4.50%	n/a
Tier 1 capital to	$165,117,000	$76,810,000	n/a
average assets	8.60%	4.00%	n/a
As of December 31, 2017
Tier 2 capital to	$163,943,000	$86,070,000	n/a
risk-weighted assets	15.24%	8.00%	n/a
Tier 1 capital to	$153,114,000	$64,553,000	n/a
risk-weighted assets	14.23%	6.00%	n/a
Common equity Tier 1 capital to	$153,114,000	$48,415,000	n/a
risk-weighted assets	14.23%	4.50%	n/a
Tier 1 capital to	$153,114,000	$71,435,000	n/a
average assets	8.57%	4.00%	n/a

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
Commitments for unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2018, 2017 or 2016.
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

The First Bancorp - 2018 Form 10-K - Page 95

At December 31, 2018 and 2017, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2018	2017
Unused lines, collateralized by residential real estate	$83,421,000	$76,887,000
Other unused commitments	60,033,000	62,771,000
Standby letters of credit	3,590,000	3,497,000
Commitments to extend credit	19,268,000	8,724,000
Total	$166,312,000	$151,879,000

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
At December 31, 2018, the Company had five outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $125,000,000 and an unrealized gain of $1,438,000, net of tax. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2018, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

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

The First Bancorp - 2018 Form 10-K - Page 96

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

Loans
Fair values are estimated for portfolios of loans are based on an exit pricing notion. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain collateral-dependent impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the Company classifies collateral dependent impaired loans for which a specific reserve results in a fair value measure as Level 2. All other impaired loans are classified as Level 3.

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

Time Deposits
The fair value of maturity deposits is based on the discounted value of contractual cash flows using a replacement cost of funds approach. The discount rate is estimated using the cost of funds borrowing rate in the market. As such, the Company classifies deposits as Level 2.

Borrowed Funds
The fair value of borrowed funds is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for borrowings of similar remaining maturities. As such, the Company classifies borrowed funds as Level 2.

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The First Bancorp - 2018 Form 10-K - Page 97

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018 and 2017.

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$5,007,000	$—	$5,007,000
Mortgage-backed securities	—	307,693,000	—	307,693,000
State and political subdivisions	—	4,716,000	—	4,716,000
Total securities available for sale	$—	$317,416,000	$—	$317,416,000
Interest rate swap agreements	$—	$1,820,000	$—	$1,820,000
Total assets	$—	$319,236,000	$—	$319,236,000

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$289,989,000	$—	$289,989,000
State and political subdivisions	—	6,769,000	—	6,769,000
Other equity securities	—	441,000	—	441,000
Total securities available for sale	$—	$297,199,000	$—	$297,199,000
Interest rate swap agreements	$—	$1,955,000	$—	$1,955,000
Total assets	$—	$299,154,000	$—	$299,154,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance for losses of $0 and $53,000 at December 31, 2018 and 2017, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $2,096,000 and $1,531,000 at December 31, 2018 and 2017, respectively.

The First Bancorp - 2018 Form 10-K - Page 98

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$584,000	$—	$584,000
Impaired loans	—	7,415,000	—	7,415,000
Total assets	$—	$7,999,000	$—	$7,999,000

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,012,000	$—	$1,012,000
Impaired loans	—	6,521,000	—	6,521,000
Total assets	$—	$7,533,000	$—	$7,533,000

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

This summary excludes financial assets and liabilities for which carrying value approximates fair values and financial instruments that are recorded at fair value on a recurring basis. Financial instruments for which carrying values approximate fair value include cash equivalents, interest-bearing deposits in other banks, demand, NOW, savings and money market deposits. The estimated fair value of demand, NOW, savings and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately.

The First Bancorp - 2018 Form 10-K - Page 99

The carrying amounts and estimated fair values for financial instruments as of December 31, 2018 were as follows:

	Carrying	Estimated
As of December 31, 2018	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$255,663,000	$250,900,000	$—	$250,900,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	349,243,000	340,526,000	—	423,000	340,103,000
Construction	27,018,000	26,344,000	—	—	26,344,000
Other	192,420,000	189,842,000	—	6,096,000	183,746,000
Municipal	51,101,000	50,965,000	—	—	50,965,000
Residential
Term	467,760,000	451,323,000	—	793,000	450,530,000
Construction	17,705,000	17,083,000	—	—	17,083,000
Home equity line of credit	97,650,000	95,175,000	—	103,000	95,072,000
Consumer	24,154,000	22,530,000	—	—	22,530,000
Total loans	1,227,051,000	1,193,788,000	—	7,415,000	1,186,373,000
Mortgage servicing rights	1,354,000	2,586,000	—	2,586,000	—
Financial liabilities
Local certificates of deposit	$284,482,000	$281,282,000	—	$281,282,000	—
National certificates of deposit	306,927,000	307,508,000	—	307,508,000	—
Total certificates of deposit deposits	591,409,000	588,790,000	—	588,790,000	—
Repurchase agreements	40,205,000	40,161,000	—	40,161,000	—
Federal Home Loan Bank advances	170,112,000	169,240,000	—	169,240,000	—
Total borrowed funds	210,317,000	209,401,000	—	209,401,000	—

The First Bancorp - 2018 Form 10-K - Page 100

The carrying amounts and estimated fair values for financial instruments as of December 31, 2017 were as follows:

	Carrying	Estimated
As of December 31, 2017	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$256,567,000	$259,655,000	$—	$259,655,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	319,691,000	311,321,000	—	72,000	311,249,000
Construction	37,594,000	36,610,000	—	—	36,610,000
Other	177,956,000	175,455,000	—	6,018,000	169,437,000
Municipal	33,370,000	33,280,000	—	—	33,280,000
Residential
Term	431,459,000	431,028,000	—	391,000	430,637,000
Construction	17,830,000	17,613,000	—	—	17,613,000
Home equity line of credit	110,566,000	109,012,000	—	40,000	108,972,000
Consumer	24,944,000	24,408,000	—	—	24,408,000
Total loans	1,153,410,000	1,138,727,000	—	6,521,000	1,132,206,000
Mortgage servicing rights	1,268,000	2,321,000	—	2,321,000	—
Financial liabilities
Local certificates of deposit	$223,074,000	$220,734,000	$—	$220,734,000	$—
National certificates of deposit	335,927,000	335,775,000	—	335,775,000	—
Total certificates of deposits	559,001,000	556,509,000	—	556,509,000	—
Repurchase agreements	70,564,000	67,976,000	—	67,976,000	—
Federal Home Loan Bank advances	158,194,000	156,396,000	—	156,396,000	—
Total borrowed funds	228,758,000	224,372,000	—	224,372,000	—

Note 21. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2018	2017	2016
Other operating income
ATM and debit card income	$3,556,000	$3,378,000	$3,024,000
Other operating expense
Advertising and marketing expense	$1,165,000	$1,208,000	$1,099,000
Accounting and auditing expenses	837,000	818,000	690,000
ATM and interchange expense	995,000	886,000	853,000

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

The First Bancorp - 2018 Form 10-K - Page 101

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2018	2017
Assets
Cash and cash equivalents	$1,190,000	$958,000
Dividends receivable	2,950,000	2,500,000
Investments	—	441,000
Investment in subsidiary	162,763,000	152,174,000
Premises and equipment	2,000	3,000
Goodwill	27,559,000	27,559,000
Other assets	232,000	312,000
Total assets	$194,696,000	$183,947,000
Liabilities and shareholders' equity
Dividends payable	$3,150,000	$2,599,000
Other liabilities	4,000	27,000
Total liabilities	3,154,000	2,626,000
Shareholders' equity
Common stock	109,000	108,000
Additional paid-in capital	62,746,000	61,747,000
Retained earnings	128,687,000	119,373,000
Accumulated other comprehensive income
Net unrealized gain on available for sale securities, net of tax	—	93,000
Total accumulated other comprehensive income	—	93,000
Total shareholders' equity	191,542,000	181,321,000
Total liabilities and shareholders' equity	$194,696,000	$183,947,000

The First Bancorp - 2018 Form 10-K - Page 102

Statements of Income

For the years ended December 31,	2018	2017	2016
Interest and dividends on investments	$—	$15,000	$22,000
Net securities gains (losses)	137,000	(3,000)	(6,000)
Total income	137,000	12,000	16,000
Occupancy expense	2,000	5,000	9,000
Other operating expense	652,000	588,000	528,000
Total expense	654,000	593,000	537,000
Loss before income taxes and Bank earnings	(517,000)	(581,000)	(521,000)
Applicable income taxes	(164,000)	(187,000)	(186,000)
Loss before Bank earnings	(353,000)	(394,000)	(335,000)
Equity in earnings of Bank
Remitted	11,300,000	11,180,000	11,300,000
Unremitted	12,589,000	8,802,000	7,044,000
Net income	$23,536,000	$19,588,000	$18,009,000

Statements of Cash Flows

For the years ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income	$23,536,000	$19,588,000	$18,009,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	5,000	8,000
Equity compensation expense	381,000	392,000	298,000
(Gain) loss on sale of investments	(137,000)	3,000	6,000
Tax benefit from vesting of restricted stock	—	—	32,000
Decrease in other assets	81,000	27,000	136,000
(Increase) decrease in dividends receivable	(450,000)	1,300,000	(1,300,000)
Increase (decrease) in dividends payable	551,000	(1,179,000)	112,000
Increase (decrease) in other liabilities	—	(3,000)	(4,000)
Unremitted earnings of Bank	(12,589,000)	(8,802,000)	(7,044,000)
Net cash provided by operating activities	11,373,000	11,331,000	10,253,000
Cash flows from investing activities:
Proceeds from sales/maturities of investments	459,000	—	87,000
Capital expenditures	1,000	(4,000)	—
Net cash provided by (used in) investing activities	460,000	(4,000)	87,000
Cash flows from financing activities:
Purchase of common stock	(168,000)	(154,000)	(129,000)
Proceeds from sale of common stock	619,000	632,000	531,000
Repurchase of warrants	—	—	(1,750,000)
Dividends paid	(12,052,000)	(11,460,000)	(9,810,000)
Net cash used in financing activities	(11,601,000)	(10,982,000)	(11,158,000)
Net increase (decrease) in cash and cash equivalents	232,000	345,000	(818,000)
Cash and cash equivalents at beginning of year	958,000	613,000	1,431,000
Cash and cash equivalents at end of year	$1,190,000	$958,000	$613,000
The First Bancorp - 2018 Form 10-K - Page 103

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
In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, many entities amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be accreted to maturity. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a

The First Bancorp - 2018 Form 10-K - Page 104

modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company's current practice aligns with the ASU; therefore Management believes there will be no impact on the Company's consolidated financial statements.
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
In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. The Company expects to elect both transition options. The adoption of ASU 2018-11 will not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.
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

The First Bancorp - 2018 Form 10-K - Page 105

Note 26. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2017Q1	2017Q2	2017Q3	2017Q4	2018Q1	2018Q2	2018Q3	2018Q4
Balance Sheets
Cash and cash equivalents	$17,600	$23,718	$22,375	$19,207	$16,559	$21,056	$21,649	$19,134
Interest-bearing deposits in other banks	3,272	291	584	860	280	1,616	51,045	12,079
Investments	553,453	552,269	541,678	553,766	562,459	565,125	562,839	573,079
Restricted equity securities	13,363	12,311	10,798	10,358	11,947	12,363	11,586	11,586
Net loans and loans held for sale	1,080,347	1,110,919	1,110,508	1,153,796	1,177,329	1,213,449	1,233,010	1,227,051
Other assets	95,793	96,143	95,758	104,943	103,241	100,352	101,725	101,641
Total assets	$1,763,828	$1,795,651	$1,781,701	$1,842,930	$1,871,815	$1,913,961	$1,981,854	$1,944,570
Deposits	$1,346,483	$1,319,259	$1,350,049	$1,418,879	$1,428,192	$1,416,646	$1,514,911	$1,527,085
Borrowed funds	226,467	282,277	234,328	228,758	244,229	297,455	265,274	210,317
Other liabilities	15,968	16,578	17,442	13,972	18,022	16,556	17,008	15,626
Shareholders' equity	174,910	177,537	179,882	181,321	181,372	183,304	184,661	191,542
Total liabilities & equity	$1,763,828	$1,795,651	$1,781,701	$1,842,930	$1,871,815	$1,913,961	$1,981,854	$1,944,570
Income and Comprehensive Income Statements
Interest income	$14,491	$15,002	$15,517	$15,822	$16,451	$17,205	$18,086	$18,801
Interest expense	3,015	3,337	3,563	3,614	4,042	4,936	5,550	5,806
Net interest income	11,476	11,665	11,954	12,208	12,409	12,269	12,536	12,995
Provision for loan losses	500	500	750	250	500	500	333	167
Net interest income after provision for loan losses	10,976	11,165	11,204	11,958	11,909	11,769	12,203	12,828
Non-interest income	2,843	3,002	3,493	3,210	3,132	3,181	3,034	3,253
Non-interest expense	7,698	7,640	8,013	8,300	8,579	8,176	8,216	8,496
Income before taxes	6,121	6,527	6,684	6,868	6,462	6,774	7,021	7,585
Income taxes	1,484	1,644	1,702	1,782	956	1,040	1,088	1,222
Net income	$4,637	$4,883	$4,982	$5,086	$5,506	$5,734	$5,933	$6,363
Basic earnings per share	$0.43	$0.45	$0.46	$0.48	$0.51	$0.53	$0.55	$0.59
Diluted earnings per share	$0.43	$0.45	$0.46	$0.47	$0.51	$0.53	$0.55	$0.58
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$1	$349	$(240)	$(1,562)	$(3,309)	$(1,035)	$(1,888)	$4,082
Net unrealized loss on securities transfered from available for sale to held to maturity	(4)	(4)	(3)	(3)	(8)	(7)	(5)	(3)
Net unrealized gain (loss) on cash flow hedging derivative instruments	63	(171)	(20)	235	384	138	216	(844)
Unrecognized gain (loss) on postretirement benefit costs	—	—	—	(19)	—	—	—	184
Other comprehensive income (loss)	$60	$174	$(263)	$(1,349)	$(2,933)	$(904)	$(1,677)	$3,419
Comprehensive income	$4,697	$5,057	$4,719	$3,737	$2,573	$4,830	$4,256	$9,782

The First Bancorp - 2018 Form 10-K - Page 106

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). We have also audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
March 8, 2019

The First Bancorp - 2018 Form 10-K - Page 107

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2018, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2018. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ Richard M. Elder
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 8, 2019	March 8, 2019

The First Bancorp - 2018 Form 10-K - Page 108

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2019 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2019 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2019 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2019 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2019 and is incorporated herein by reference.

The First Bancorp - 2018 Form 10-K - Page 109

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

The First Bancorp - 2018 Form 10-K - Page 110

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ RICHARD M. ELDER
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 8, 2019	March 8, 2019

/s/ MARK N. ROSBOROUGH	/s/ KATHERINE M. BOYD
Mark N. Rosborough, Director and Chairman of the Board	Katherine M. Boyd, Director
March 8, 2019	March 8, 2019

/s/ ROBERT B. GREGORY	/s/ RENEE W. KELLY
Robert B. Gregory, Director	Renee W. Kelly, Director
March 8, 2019	March 8, 2019

/s/CORNELIUS J. RUSSELL	/s/ STUART G. SMITH
Cornelius J. Russell, Director	Stuart G. Smith, Director
March 8, 2019	March 8, 2019

/s/ BRUCE A. TINDAL	/s/ F. STEPHEN WARD
Bruce A. Tindal, Director	F. Stephen Ward, Director
March 8, 2019	March 8, 2019

The First Bancorp - 2018 Form 10-K - Page 111