Form 10-Q
period 2019-03-31
First Bancorp, Inc /ME/
filed 2019-05-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2019
Common Stock: 10,887,552 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 20
Note 5 – Stock-Based Compensation	Page 28
Note 6 – Preferred and Common Stock	Page 29
Note 7 – Earnings Per Share	Page 30
Note 8 – Employee Benefit Plans	Page 30
Note 9 - Other Comprehensive Income (Loss)	Page 32
Note 10 - Financial Derivative Instruments	Page 34
Note 11 – Mortgage Servicing Rights	Page 35
Note 12 – Income Taxes	Page 35
Note 13 - Certificates of Deposit	Page 35
Note 14 – Reclassifications	Page 35
Note 15 – Fair Value Disclosures	Page 36
Note 16 – Impact of Recently Issued Accounting Standards	Page 41
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 44
Forward-Looking Statements	Page 44
Critical Accounting Policies	Page 44
Use of Non-GAAP Financial Measures	Page 45
Executive Summary	Page 47
Net Interest Income	Page 48
Average Daily Balance Sheets	Page 50
Non-Interest Income	Page 51
Non-Interest Expense	Page 51
Income Taxes	Page 51
Investments	Page 51
Impaired Securities	Page 53
Federal Home Loan Bank Stock	Page 55
Loans and Loans Held for Sale	Page 55
Credit Risk Management and Allowance for Loan Losses	Page 57
Non-Performing Loans and Troubled Debt Restructured	Page 61
Impaired Loans	Page 64
Past Due Loans	Page 64
Potential Problem Loans and Loans in Process of Foreclosure	Page 65
Other Real Estate Owned	Page 65
Liquidity Management	Page 66
Deposits	Page 67
Borrowed Funds	Page 67

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2019	2018
Summary of Operations
Interest Income	$19,268	$16,451
Interest Expense	6,369	4,042
Net Interest Income	12,899	12,409
Provision for Loan Losses	375	500
Non-Interest Income	3,144	3,132
Non-Interest Expense	8,398	8,579
Net Income	6,156	5,506
Per Common Share Data
Basic Earnings per Share	$0.57	$0.51
Diluted Earnings per Share	0.57	0.51
Cash Dividends Declared	0.29	0.24
Book Value per Common Share	18.17	16.72
Tangible Book Value per Common Share[2]	15.42	13.95
Market Value	24.92	27.98
Financial Ratios
Return on Average Equity[1]	12.78%	12.27%
Return on Average Tangible Common Equity[1,2]	15.09%	14.69%
Return on Average Assets[1]	1.27%	1.21%
Average Equity to Average Assets	9.91%	9.83%
Average Tangible Equity to Average Assets[2]	8.39%	8.21%
Net Interest Margin Tax-Equivalent[1,2]	2.93%	3.00%
Dividend Payout Ratio	50.88%	47.06%
Allowance for Loan Losses/Total Loans	0.91%	0.92%
Non-Performing Loans to Total Loans	1.09%	1.20%
Non-Performing Assets to Total Assets	0.77%	0.83%
Efficiency Ratio[2]	50.45%	53.75%
At Period End
Total Assets	$1,991,345	$1,871,815
Total Loans	1,264,639	1,188,002
Total Investment Securities	615,477	571,476
Total Deposits	1,606,875	1,428,192
Total Shareholders' Equity	197,787	181,372
1Annualized using a 365-day basis for both 2019 and 2018.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2019 and 2018 and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
May 9, 2019

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2019	December 31, 2018	March 31, 2018
Assets
Cash and cash equivalents	$15,270,000	$19,134,000	$16,559,000
Interest bearing deposits in other banks	231,000	12,079,000	280,000
Securities available for sale	325,276,000	317,416,000	300,839,000
Securities to be held to maturity (fair value of $282,568,000 at March 31, 2019, $250,900,000 at December 31, 2018 and $255,851,000 at March 31, 2018)	281,219,000	255,663,000	258,690,000
Restricted equity securities, at cost	8,982,000	11,586,000	11,947,000
Loans held for sale	436,000	—	284,000
Loans	1,264,639,000	1,238,283,000	1,188,002,000
Less allowance for loan losses	11,490,000	11,232,000	10,957,000
Net loans	1,253,149,000	1,227,051,000	1,177,045,000
Accrued interest receivable	9,307,000	6,660,000	7,222,000
Premises and equipment, net	21,767,000	22,056,000	22,043,000
Other real estate owned	584,000	584,000	1,121,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	45,319,000	42,536,000	45,980,000
Total assets	$1,991,345,000	$1,944,570,000	$1,871,815,000
Liabilities
Demand deposits	$148,500,000	$163,575,000	$137,674,000
NOW deposits	371,305,000	382,923,000	314,587,000
Money market deposits	137,700,000	152,043,000	108,726,000
Savings deposits	236,894,000	237,135,000	232,458,000
Certificates of deposit	712,476,000	591,409,000	634,747,000
Total deposits	1,606,875,000	1,527,085,000	1,428,192,000
Borrowed funds – short term	160,309,000	145,205,000	129,112,000
Borrowed funds – long term	10,110,000	65,112,000	115,117,000
Other liabilities	16,264,000	15,626,000	18,022,000
Total liabilities	1,793,558,000	1,753,028,000	1,690,443,000
Shareholders' equity
Common stock, one cent par value per share	109,000	109,000	108,000
Additional paid-in capital	63,037,000	62,746,000	61,999,000
Retained earnings	135,364,000	132,460,000	123,876,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(1,539,000)	(5,051,000)	(6,210,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(194,000)	(197,000)	(182,000)
Net unrealized gain on cash flow hedging derivative instruments	973,000	1,438,000	1,928,000
Net unrealized gain (loss) on postretirement benefit costs	37,000	37,000	(147,000)
Total shareholders' equity	197,787,000	191,542,000	181,372,000
Total liabilities & shareholders' equity	$1,991,345,000	$1,944,570,000	$1,871,815,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,884,381	10,862,651	10,846,562
Book value per common share	$18.17	$17.63	$16.72
Tangible book value per common share	$15.42	$14.87	$13.95
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2019	2018
Interest income
Interest and fees on loans (includes tax-exempt income of $358,000 as of March 31, 2019 and $211,000 as of March 31, 2018)	$14,557,000	$12,391,000
Interest on deposits with other banks	68,000	11,000
Interest and dividends on investments (includes tax-exempt income of $1,755,000 as of March 31, 2019 and $1,719,000 as of March 31, 2018)	4,643,000	4,049,000
Total interest income	19,268,000	16,451,000
Interest expense
Interest on deposits	5,577,000	3,099,000
Interest on borrowed funds	792,000	943,000
Total interest expense	6,369,000	4,042,000
Net interest income	12,899,000	12,409,000
Provision for loan losses	375,000	500,000
Net interest income after provision for loan losses	12,524,000	11,909,000
Non-interest income
Investment management and fiduciary income	773,000	740,000
Service charges on deposit accounts	561,000	527,000
Net securities gains	—	136,000
Mortgage origination and servicing income, net of amortization	296,000	331,000
Other operating income	1,514,000	1,398,000
Total non-interest income	3,144,000	3,132,000
Non-interest expense
Salaries and employee benefits	4,410,000	4,490,000
Occupancy expense	652,000	699,000
Furniture and equipment expense	975,000	929,000
FDIC insurance premiums	208,000	279,000
Amortization of identified intangibles	11,000	11,000
Other operating expense	2,142,000	2,171,000
Total non-interest expense	8,398,000	8,579,000
Income before income taxes	7,270,000	6,462,000
Income tax expense	1,114,000	956,000
NET INCOME	$6,156,000	$5,506,000
Basic earnings per common share	$0.57	$0.51
Diluted earnings per common share	$0.57	$0.51
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	3,512,000	(3,309,000)
Net unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of amortization	3,000	(8,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(465,000)	384,000
Other comprehensive income (loss)	3,050,000	(2,933,000)
Comprehensive income	$9,206,000	$2,573,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000
Net income	—	—	5,506,000	—	5,506,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,309,000)	(3,309,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	384,000	384,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(8,000)	(8,000)
Comprehensive income	—	—	5,506,000	(2,933,000)	2,573,000
Cash dividends declared ($0.24 per share)	—	—	(2,607,000)	—	(2,607,000)
Equity compensation expense	—	95,000	—	—	95,000
Payment to repurchase common stock	(5,725)	—	(167,000)		(167,000)
Issuance of restricted stock	16,795	—	—	—	—
Proceeds from sale of common stock	5,574	157,000	—	—	157,000
Balance at March 31, 2018	10,846,562	$62,107,000	$123,876,000	$(4,611,000)	$181,372,000

Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
Net income	—	—	6,156,000	—	6,156,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	3,512,000	3,512,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(465,000)	(465,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	3,000	3,000
Comprehensive income	—	—	6,156,000	3,050,000	9,206,000
Cash dividends declared ($0.29 per share)	—	—	(3,156,000)	—	(3,156,000)
Equity compensation expense	—	123,000	—	—	123,000
Payment to repurchase common stock	(3,804)	—	(96,000)	—	(96,000)
Issuance of restricted stock	19,087	—	—	—	—
Proceeds from sale of common stock	6,447	168,000	—	—	168,000
Balance at March 31, 2019	10,884,381	$63,146,000	$135,364,000	$(723,000)	$197,787,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net income	$6,156,000	$5,506,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	449,000	464,000
Change in deferred taxes	203,000	(163,000)
Provision for loan losses	375,000	500,000
Loans originated for resale	(4,661,000)	(4,835,000)
Proceeds from sales and transfers of loans	4,305,000	5,016,000
Net gain on sales of loans	(80,000)	(79,000)
Net gain on sale or call of securities	—	(136,000)
Net amortization of premiums on investments	261,000	552,000
Net gain on sale of other real estate owned	—	(13,000)
Equity compensation expense	123,000	95,000
Net increase in other assets and accrued interest	(6,055,000)	(1,214,000)
Net increase (decrease) in other liabilities	(435,000)	5,014,000
Net loss on disposal of premises and equipment	1,000	127,000
Amortization of investment in limited partnership	77,000	43,000
Net acquisition amortization	11,000	11,000
Net cash provided by operating activities	730,000	10,888,000
Cash flows from investing activities
Decrease in interest-bearing deposits in other banks	11,848,000	580,000
Proceeds from sales of securities available for sale	—	459,000
Proceeds from maturities, payments and calls of securities available for sale	11,622,000	14,579,000
Proceeds from maturities, payments and calls of securities to be held to maturity	2,804,000	2,751,000
Proceeds from sales of other real estate owned	—	133,000
Purchases of securities available for sale	(15,325,000)	(23,262,000)
Purchases of securities to be held to maturity	(28,328,000)	(4,862,000)
Redemption of restricted equity securities	2,604,000	—
Purchase of restricted equity securities	—	(1,589,000)
Net increase in loans	(26,473,000)	(24,364,000)
Capital expenditures	(161,000)	(132,000)
Net cash used by investing activities	(41,409,000)	(35,707,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(41,277,000)	(66,433,000)
Net increase in certificates of deposit	121,067,000	75,746,000
Net increase in short-term borrowings	—	15,491,000
Repayment on long-term borrowings	(39,898,000)	(20,000)
Payment to repurchase common stock	(96,000)	(167,000)
Proceeds from sale of common stock	168,000	157,000
Dividends paid	(3,149,000)	(2,603,000)
Net cash provided by financing activities	36,815,000	22,171,000
Net decrease in cash and cash equivalents	(3,864,000)	(2,648,000)
Cash and cash equivalents at beginning of period	19,134,000	19,207,000
Cash and cash equivalents at end of period	$15,270,000	$16,559,000
Interest paid	$6,221,000	$3,925,000
Income taxes paid (refunded)	—	(8,000)
Non-cash transactions
Net transfer from loans to other real estate owned	$—	$229,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of First National Bank ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2019 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2018.
Subsequent Events
Events occurring subsequent to March 31, 2019, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$5,000,000	$16,000	$—	$5,016,000
Mortgage-backed securities	317,269,000	1,394,000	(3,240,000)	315,423,000
State and political subdivisions	4,955,000	4,000	(122,000)	4,837,000
	$327,224,000	$1,414,000	$(3,362,000)	$325,276,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$31,155,000	$48,000	$(280,000)	$30,923,000
Mortgage-backed securities	17,560,000	372,000	(146,000)	17,786,000
State and political subdivisions	225,204,000	3,162,000	(1,801,000)	226,565,000
Corporate securities	7,300,000	—	(6,000)	7,294,000
	$281,219,000	$3,582,000	$(2,233,000)	$282,568,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$5,000,000	$7,000	$—	$5,007,000
Mortgage-backed securities	313,854,000	571,000	(6,732,000)	307,693,000
State and political subdivisions	4,955,000	—	(239,000)	4,716,000
	$323,809,000	$578,000	$(6,971,000)	$317,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(472,000)	$10,683,000
Mortgage-backed securities	18,250,000	336,000	(255,000)	18,331,000
State and political subdivisions	221,958,000	1,046,000	(5,418,000)	217,586,000
Corporate securities	4,300,000	—	—	4,300,000
	$255,663,000	$1,382,000	$(6,145,000)	$250,900,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,549,000	$—	$—	$10,549,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,586,000	$—	$—	$11,586,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$302,935,000	$191,000	$(7,798,000)	$295,328,000
State and political subdivisions	5,765,000	3,000	(257,000)	5,511,000
	$308,700,000	$194,000	$(8,055,000)	$300,839,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(515,000)	$10,640,000
Mortgage-backed securities	21,990,000	469,000	(289,000)	22,170,000
State and political subdivisions	221,245,000	1,497,000	(4,001,000)	218,741,000
Corporate securities	4,300,000	—	—	4,300,000
	$258,690,000	$1,966,000	$(4,805,000)	$255,851,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,910,000	$—	$—	$10,910,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,947,000	$—	$—	$11,947,000

The following table summarizes the contractual maturities of investment securities at March 31, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,429,000	$1,431,000
Due in 1 to 5 years	15,670,000	15,736,000	21,096,000	21,203,000
Due in 5 to 10 years	107,978,000	108,698,000	176,967,000	178,044,000
Due after 10 years	203,576,000	200,842,000	81,727,000	81,890,000
	$327,224,000	$325,276,000	$281,219,000	$282,568,000

The following table summarizes the contractual maturities of investment securities at December 31, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,432,000	$1,433,000
Due in 1 to 5 years	13,501,000	13,518,000	20,717,000	20,778,000
Due in 5 to 10 years	83,954,000	83,326,000	157,544,000	155,313,000
Due after 10 years	226,354,000	220,572,000	75,970,000	73,376,000
	$323,809,000	$317,416,000	$255,663,000	$250,900,000

The following table summarizes the contractual maturities of investment securities at March 31, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$61,000	$61,000	$634,000	$635,000
Due in 1 to 5 years	6,502,000	6,492,000	25,692,000	25,796,000
Due in 5 to 10 years	66,434,000	65,234,000	145,297,000	144,211,000
Due after 10 years	235,703,000	229,052,000	87,067,000	85,209,000
	$308,700,000	$300,839,000	$258,690,000	$255,851,000

At March 31, 2019, securities with a fair value of $189,711,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $222,829,000 as of December 31, 2018 and $197,349,000 at March 31, 2018, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Proceeds from sales of securities	$—	$459,000
Gross realized gains	—	136,000
Gross realized losses	—	—
Net gain	$—	$136,000
Related income taxes	$—	$29,000

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2019, there were 291 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 274 had been temporarily impaired for 12 months or more.

In the first quarter, one issuer of securities held in the portfolio was downgraded by a rating agency to less than investment grade. These securities total approximately 0.4% of overall state and municipal security holdings and are being monitored. The Company also has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of March 31, 2019 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$—	$—	$10,875,000	$(280,000)	$10,875,000	$(280,000)
Mortgage-backed securities	24,525,000	(138,000)	198,272,000	(3,248,000)	222,797,000	(3,386,000)
State and political subdivisions	1,264,000	(3,000)	58,168,000	(1,920,000)	59,432,000	(1,923,000)
Corporate securities	2,994,000	(6,000)	—	—	2,994,000	(6,000)
	$28,783,000	$(147,000)	$267,315,000	$(5,448,000)	$296,098,000	$(5,595,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $194,000 at March 31, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of March 31, 2019 and 2018, and December 31, 2018, the Bank's investment in FHLB stock totaled $7,945,000, $10,910,000 and $10,549,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2019. The Company will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of March 31, 2019 and 2018 and at December 31, 2018:

	March 31, 2019		December 31, 2018		March 31, 2018
Commercial
Real estate	$357,760,000	28.3%	$353,243,000	28.5%	$339,306,000	28.6%
Construction	34,231,000	2.7%	27,304,000	2.2%	43,813,000	3.7%
Other	205,462,000	16.2%	196,391,000	15.9%	177,783,000	15.0%
Municipal	54,246,000	4.3%	51,128,000	4.1%	35,463,000	3.0%
Residential
Term	474,241,000	37.5%	469,145,000	37.9%	439,984,000	37.0%
Construction	18,450,000	1.5%	17,743,000	1.4%	15,847,000	1.3%
Home equity line of credit	95,692,000	7.6%	98,469,000	8.0%	110,298,000	9.3%
Consumer	24,557,000	1.9%	24,860,000	2.0%	25,508,000	2.1%
Total	$1,264,639,000	100.0%	$1,238,283,000	100.0%	$1,188,002,000	100.0%

Loan balances include net deferred loan costs of $6,878,000 as of March 31, 2019, $6,615,000 as of December 31, 2018, and $5,990,000 as of March 31, 2018. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $321,290,000 at March 31, 2019, were used to collateralize borrowings from the FHLB. This compares to qualifying first mortgages loans which totaled $290,138,000 at December 31, 2018, and $237,239,000 at March 31, 2018. In addition, commercial, construction and home equity loans totaling $251,591,000 at March 31, 2019, $237,152,000 at December 31, 2018, and $255,020,000 at March 31, 2018, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2019, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$282,000	$825,000	$621,000	$1,728,000	$356,032,000	$357,760,000	$—
Construction	47,000	—	286,000	333,000	33,898,000	34,231,000	—
Other	664,000	63,000	303,000	1,030,000	204,432,000	205,462,000	—
Municipal	—	—	—	—	54,246,000	54,246,000	—
Residential
Term	2,659,000	1,153,000	1,434,000	5,246,000	468,995,000	474,241,000	—
Construction	—	—	—	—	18,450,000	18,450,000	—
Home equity line of credit	1,985,000	11,000	369,000	2,365,000	93,327,000	95,692,000	—
Consumer	411,000	163,000	4,000	578,000	23,979,000	24,557,000	4,000
Total	$6,048,000	$2,215,000	$3,017,000	$11,280,000	$1,253,359,000	$1,264,639,000	$4,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,274,000	$—	$777,000	$2,051,000	$351,192,000	$353,243,000	$—
Construction	—	10,000	—	10,000	27,294,000	27,304,000	—
Other	455,000	5,000	120,000	580,000	195,811,000	196,391,000	—
Municipal	—	—	—	—	51,128,000	51,128,000	—
Residential
Term	1,097,000	3,518,000	2,023,000	6,638,000	462,507,000	469,145,000	339,000
Construction	76,000	—	—	76,000	17,667,000	17,743,000	—
Home equity line of credit	2,819,000	419,000	493,000	3,731,000	94,738,000	98,469,000	—
Consumer	237,000	25,000	27,000	289,000	24,571,000	24,860,000	12,000
Total	$5,958,000	$3,977,000	$3,440,000	$13,375,000	$1,224,908,000	$1,238,283,000	$351,000
Information on the past-due status of loans by class of financing receivable as of March 31, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$963,000	$17,000	$202,000	$1,182,000	$338,124,000	$339,306,000	$—
Construction	347,000	—	—	347,000	43,466,000	43,813,000	—
Other	6,887,000	52,000	294,000	7,233,000	170,550,000	177,783,000	—
Municipal	—	—	—	—	35,463,000	35,463,000	—
Residential
Term	3,175,000	345,000	1,880,000	5,400,000	434,584,000	439,984,000	—
Construction	—	—	—	—	15,847,000	15,847,000	—
Home equity line of credit	449,000	438,000	664,000	1,551,000	108,747,000	110,298,000	126,000
Consumer	119,000	8,000	27,000	154,000	25,354,000	25,508,000	11,000
Total	$11,940,000	$860,000	$3,067,000	$15,867,000	$1,172,135,000	$1,188,002,000	$137,000

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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of March 31, 2019 and 2018 and at December 31, 2018 is presented in the following table:

	March 31, 2019	December 31, 2018	March 31, 2018
Commercial
Real estate	$1,468,000	$1,226,000	$1,021,000
Construction	286,000	—	—
Other	7,067,000	8,664,000	8,895,000
Municipal	—	—	—
Residential
Term	4,211,000	4,062,000	3,654,000
Construction	—	—	—
Home equity line of credit	702,000	760,000	697,000
Consumer	2,000	15,000	16,000
Total	$13,736,000	$14,727,000	$14,283,000

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

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2019 is presented in the following table:

				For the three months ended March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,391,000	$8,779,000	$—	$8,741,000	$90,000
Construction	1,007,000	1,007,000	—	817,000	12,000
Other	709,000	734,000	—	1,207,000	6,000
Municipal	—	—	—	—	—
Residential
Term	8,926,000	10,345,000	—	9,007,000	68,000
Construction	—	—	—	—	—
Home equity line of credit	1,009,000	1,071,000	—	976,000	5,000
Consumer	—	—	—	—	—
	$20,042,000	$21,936,000	$—	$20,748,000	$181,000
With an Allowance Recorded
Commercial
Real estate	$1,566,000	$1,583,000	$233,000	$1,215,000	$26,000
Construction	—	—	—	—	—
Other	6,944,000	7,315,000	1,485,000	7,511,000	—
Municipal	—	—	—	—	—
Residential
Term	1,993,000	2,131,000	348,000	1,845,000	17,000
Construction	—	—	—	—	—
Home equity line of credit	21,000	25,000	7,000	29,000	—
Consumer	2,000	2,000	2,000	1,000	—
	$10,526,000	$11,056,000	$2,075,000	$10,601,000	$43,000
Total
Commercial
Real estate	$9,957,000	$10,362,000	$233,000	$9,956,000	$116,000
Construction	1,007,000	1,007,000	—	817,000	12,000
Other	7,653,000	8,049,000	1,485,000	8,718,000	6,000
Municipal	—	—	—	—	—
Residential
Term	10,919,000	12,476,000	348,000	10,852,000	85,000
Construction	—	—	—	—	—
Home equity line of credit	1,030,000	1,096,000	7,000	1,005,000	5,000
Consumer	2,000	2,000	2,000	1,000	—
	$30,568,000	$32,992,000	$2,075,000	$31,349,000	$224,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2018 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,718,000	$9,161,000	$—	$5,536,000	$380,000
Construction	721,000	721,000	—	762,000	43,000
Other	1,468,000	1,555,000	—	2,037,000	32,000
Municipal	—	—	—	—	—
Residential
Term	9,136,000	10,317,000	—	9,427,000	289,000
Construction	—	—	—	—	—
Home equity line of credit	972,000	1,035,000	—	1,001,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$21,030,000	$22,831,000	$—	$18,776,000	$764,000
With an Allowance Recorded
Commercial
Real estate	$1,042,000	$1,059,000	$260,000	$3,477,000	$42,000
Construction	—	—	—	—	—
Other	7,791,000	8,216,000	1,696,000	7,471,000	5,000
Municipal	—	—	—	—	—
Residential
Term	1,768,000	1,998,000	335,000	1,982,000	53,000
Construction	—	—	—	—	—
Home equity line of credit	120,000	124,000	17,000	99,000	—
Consumer	—	—	—	—	—
	$10,721,000	$11,397,000	$2,308,000	$13,029,000	$100,000
Total
Commercial
Real estate	$9,760,000	$10,220,000	$260,000	$9,013,000	$422,000
Construction	721,000	721,000	—	762,000	43,000
Other	9,259,000	9,771,000	1,696,000	9,508,000	37,000
Municipal	—	—	—	—	—
Residential
Term	10,904,000	12,315,000	335,000	11,409,000	342,000
Construction	—	—	—	—	—
Home equity line of credit	1,092,000	1,159,000	17,000	1,100,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$31,751,000	$34,228,000	$2,308,000	$31,805,000	$864,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2018 is presented in the following table:

				For the three months ended March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,054,000	$5,269,000	$—	$4,163,000	$54,000
Construction	741,000	741,000	—	741,000	10,000
Other	2,281,000	2,360,000	—	2,302,000	6,000
Municipal	—	—	—	—	—
Residential
Term	9,594,000	10,733,000	—	9,700,000	71,000
Construction	—	—	—	—	—
Home equity line of credit	917,000	1,008,000	—	1,090,000	5,000
Consumer	16,000	29,000	—	16,000	—
	$18,603,000	$20,140,000	$—	$18,012,000	$146,000
With an Allowance Recorded
Commercial
Real estate	$3,897,000	$4,002,000	$254,000	$3,889,000	$39,000
Construction	—	—	—	—	—
Other	7,159,000	7,324,000	1,664,000	7,182,000	—
Municipal	—	—	—	—	—
Residential
Term	1,934,000	2,146,000	272,000	1,968,000	24,000
Construction	—	—	—	—	—
Home equity line of credit	122,000	125,000	16,000	70,000	—
Consumer	—	—	—	—	—
	$13,112,000	$13,597,000	$2,206,000	$13,109,000	$63,000
Total
Commercial
Real estate	$8,951,000	$9,271,000	$254,000	$8,052,000	$93,000
Construction	741,000	741,000	—	741,000	10,000
Other	9,440,000	9,684,000	1,664,000	9,484,000	6,000
Municipal	—	—	—	—	—
Residential
Term	11,528,000	12,879,000	272,000	11,668,000	95,000
Construction	—	—	—	—	—
Home equity line of credit	1,039,000	1,133,000	16,000	1,160,000	5,000
Consumer	16,000	29,000	—	16,000	—
	$31,715,000	$33,737,000	$2,206,000	$31,121,000	$209,000

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
As of March 31, 2019, the Company had 80 loans with a balance of $25,386,000 that have been classified as TDRs. This compares to 76 loans with a balance of $25,222,000 and 69 loans with a balance of $18,709,000 classified as TDRs as of December 31, 2018 and March 31, 2018, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of March 31, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$8,583,000	$107,000
Construction	1	721,000	—
Other	10	7,257,000	1,275,000
Municipal	—	—	—
Residential
Term	49	8,331,000	225,000
Construction	—	—	—
Home equity line of credit	3	494,000	—
Consumer	—	—	—
	80	$25,386,000	$1,607,000
The following table shows TDRs by class and the specific reserve as of December 31, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$8,631,000	$132,000
Construction	1	721,000	—
Other	10	7,298,000	1,276,000
Municipal	—	—	—
Residential
Term	45	8,074,000	160,000
Construction	—	—	—
Home equity line of credit	3	498,000	—
Consumer	—	—	—
	76	$25,222,000	$1,568,000

The following table shows TDRs by class and the specific reserve as of March 31, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	15	$8,030,000	$132,000
Construction	1	741,000	—
Other	4	546,000	—
Municipal	—	—	—
Residential
Term	46	8,883,000	271,000
Construction	—	—	—
Home equity line of credit	3	509,000	—
Consumer	—	—	—
	69	$18,709,000	$403,000

As of March 31, 2019, 10 of the loans classified as TDRs with a total balance of $1,129,000 were more than 30 days past due. Of these loans, three had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	4	261,000	134,000
Municipal	—	—	—
Residential
Term	5	701,000	36,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	10	$1,129,000	$170,000

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

For the three months ended March 31, 2019, five loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	5	573,000	554,000	74,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	5	$573,000	$554,000	$74,000

For the three months ended March 31, 2018, seven loans were placed on TDR status. The following table shows these TDRs by class and associated specific reserves included in the allowance for loan losses as of March 31, 2018.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	7	$1,056,000	$1,056,000	$36,000
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	—	—	—	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	7	$1,056,000	$1,056,000	$36,000

As of March 31, 2019, Management is aware of seven loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $929,000. There were also 20 loans with an outstanding balance of $8,555,000 that were classified as TDRs and on non-accrual status, of which three loans with an outstanding balance of $398,000 were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of March 31, 2019, there were 10 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,101,000. This compares to 13 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,388,000 as of March 31, 2018.
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
A breakdown of the allowance for loan losses as of March 31, 2019, December 31, 2018, and March 31, 2018, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$233,000	$790,000	$2,609,000	$—	$3,632,000
Construction	—	76,000	249,000	—	325,000
Other	1,485,000	452,000	1,493,000	—	3,430,000
Municipal	—	—	25,000	—	25,000
Residential
Term	348,000	182,000	584,000	—	1,114,000
Construction	—	7,000	23,000	—	30,000
Home equity line of credit	7,000	158,000	465,000	—	630,000
Consumer	2,000	290,000	368,000	—	660,000
Unallocated	—	—	—	1,644,000	1,644,000
	$2,075,000	$1,955,000	$5,816,000	$1,644,000	$11,490,000

As of December 31, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$260,000	$742,000	$2,565,000	$—	$3,567,000
Construction	—	57,000	198,000	—	255,000
Other	1,696,000	414,000	1,431,000	—	3,541,000
Municipal	—	—	24,000	—	24,000
Residential
Term	335,000	326,000	574,000	—	1,235,000
Construction	—	12,000	22,000	—	34,000
Home equity line of credit	17,000	263,000	450,000	—	730,000
Consumer	—	271,000	359,000	—	630,000
Unallocated	—	—	—	1,216,000	1,216,000
	$2,308,000	$2,085,000	$5,623,000	$1,216,000	$11,232,000

As of March 31, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$254,000	$1,039,000	$2,439,000	$—	$3,732,000
Construction	—	81,000	315,000	—	396,000
Other	1,664,000	597,000	1,279,000	—	3,540,000
Municipal	—	—	21,000	—	21,000
Residential
Term	272,000	303,000	554,000	—	1,129,000
Construction	—	11,000	20,000	—	31,000
Home equity line of credit	16,000	297,000	403,000	—	716,000
Consumer	—	265,000	316,000	—	581,000
Unallocated	—	—	—	811,000	811,000
	$2,206,000	$2,593,000	$5,347,000	$811,000	$10,957,000
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
Qualitative factors applied to the portfolio or segments of the portfolio may include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, the direction of risk rating movements, policy exception levels, and delinquency levels; these qualitative factors are also considered in connection with the unallocated portion of our allowance for loan losses.
The qualitative portion of the allowance for loan losses was 0.46% of related loans as of March 31, 2019, compared to 0.45% of related loans as of December 31, 2018. The qualitative portion increased $193,000 between December 31, 2018 and March 31, 2019 due to a mix of factors.
The unallocated component of the allowance totaled $1,644,000 at March 31, 2019, or 14.3% of the total reserve. This compares to $1,216,000 or 10.8% as of December 31, 2018. The change supported general imprecision related to portfolio growth and includes consideration of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
The allowance for loan losses as a percent of total loans stood at 0.91% as of March 31, 2019 and December 31, 2018 and 0.92% as of March 31, 2018.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 29.4% of capital are below the regulatory guidance limit of 100.0% of capital at March 31, 2019. Construction loans and non-owner-occupied commercial real estate loans are at 128.4% of total capital, below the regulatory limit of 300.0% of capital at March 31, 2019.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2019:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$3,630,000	$43,000	$3,673,000
2 Above Average	10,097,000	36,000	4,447,000	51,806,000	66,386,000
3 Satisfactory	82,595,000	2,352,000	43,963,000	450,000	129,360,000
4 Average	179,290,000	23,267,000	89,825,000	1,947,000	294,329,000
5 Watch	63,503,000	8,290,000	50,619,000	—	122,412,000
6 OAEM	2,847,000	—	1,993,000	—	4,840,000
7 Substandard	19,305,000	286,000	10,985,000	—	30,576,000
8 Doubtful	123,000	—	—	—	123,000
Total	$357,760,000	$34,231,000	$205,462,000	$54,246,000	$651,699,000

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2018:

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2019.

The following table presents allowance for loan losses activity by class for the three months and quarter ended March 31, 2019, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2019:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2019
Beginning balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Charge offs	—	—	1,000	—	49,000	—	38,000	63,000	—	151,000
Recoveries	8,000	—	1,000	—	3,000	—	1,000	21,000	—	34,000
Provision (credit)	57,000	70,000	(111,000)	1,000	(75,000)	(4,000)	(63,000)	72,000	428,000	375,000
Ending balance	$3,632,000	$325,000	$3,430,000	$25,000	$1,114,000	$30,000	$630,000	$660,000	$1,644,000	$11,490,000
Allowance for loan losses as of March 31, 2019
Ending balance specifically evaluated for impairment	$233,000	$—	$1,485,000	$—	$348,000	$—	$7,000	$2,000	$—	$2,075,000
Ending balance collectively evaluated for impairment	$3,399,000	$325,000	$1,945,000	$25,000	$766,000	$30,000	$623,000	$658,000	$1,644,000	$9,415,000
Related loan balances as of March 31, 2019
Ending balance	$357,760,000	$34,231,000	$205,462,000	$54,246,000	$474,241,000	$18,450,000	$95,692,000	$24,557,000	$—	$1,264,639,000
Ending balance specifically evaluated for impairment	$9,957,000	$1,007,000	$7,653,000	$—	$10,919,000	$—	$1,030,000	$2,000	$—	$30,568,000
Ending balance collectively evaluated for impairment	$347,803,000	$33,224,000	$197,809,000	$54,246,000	$463,322,000	$18,450,000	$94,662,000	$24,555,000	$—	$1,234,071,000

The following table presents allowance for loan losses activity by class for the year ended December 31, 2018 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2018:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2018
Beginning balance	$3,872,000	$434,000	$3,358,000	$20,000	$1,130,000	$36,000	$692,000	$545,000	$642,000	$10,729,000
Charge offs	168,000	—	423,000	—	213,000	—	121,000	348,000	—	1,273,000
Recoveries	52,000	—	40,000	—	64,000	—	24,000	96,000	—	276,000
Provision (credit)	(189,000)	(179,000)	566,000	4,000	254,000	(2,000)	135,000	337,000	574,000	1,500,000
Ending balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Allowance for loan losses as of December 31, 2018
Ending balance specifically evaluated for impairment	$260,000	$—	$1,696,000	$—	$335,000	$—	$17,000	$—	$—	$2,308,000
Ending balance collectively evaluated for impairment	$3,307,000	$255,000	$1,845,000	$24,000	$900,000	$34,000	$713,000	$630,000	$1,216,000	$8,924,000
Related loan balances as of December 31, 2018
Ending balance	$353,243,000	$27,304,000	$196,391,000	$51,128,000	$469,145,000	$17,743,000	$98,469,000	$24,860,000	$—	$1,238,283,000
Ending balance specifically evaluated for impairment	$9,760,000	$721,000	$9,259,000	$—	$10,904,000	$—	$1,092,000	$15,000	$—	$31,751,000
Ending balance collectively evaluated for impairment	$343,483,000	$26,583,000	$187,132,000	$51,128,000	$458,241,000	$17,743,000	$97,377,000	$24,845,000	$—	$1,206,532,000

The following table presents allowance for loan losses activity by class for the three months and quarter ended March 31, 2018, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2018:

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

As of March 31, 2019, 163,192 shares of restricted stock had been granted under the 2010 Plan, of which 75,804 shares remain restricted as of March 31, 2019 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2015	5.0	12,023	0.9
2016	5.0	15,015	1.8
2017	3.0	4,902	0.9
2017	5.0	9,972	2.8
2018	2.0	932	0.8
2018	3.0	2,150	1.9
2018	4.0	2,068	2.8
2018	5.0	9,655	3.8
2019	1.0	1,349	0.8
2019	2.0	1,484	1.8
2019	3.0	16,254	2.8
		75,804	2.1

The compensation cost related to these restricted stock grants is $1,797,000 and is recognized over the vesting terms of each grant. In the three months ended March 31, 2019, $123,000 of expense was recognized for these restricted shares, leaving $1,046,000 in unrecognized expense as of March 31, 2019. In the three months ended March 31, 2018, $95,000 of expense was recognized for restricted shares, leaving $964,000 in unrecognized expense as of March 31, 2018.
Note 6 – Preferred and Common Stock
Preferred Stock
The Company does not have any preferred stock.

Common Stock
Proceeds from sale of common stock totaled $168,000 and $157,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2019 and 2018:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2019
Net income as reported	$6,156,000
Basic EPS: Income available to common shareholders	6,156,000	10,802,782	$0.57
Effect of dilutive securities: restricted stock		73,953
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,156,000	10,876,735	$0.57
For the three months ended March 31, 2018
Net income as reported	$5,506,000
Basic EPS: Income available to common shareholders	5,506,000	10,771,271	$0.51
Effect of dilutive securities: restricted stock		73,228
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,506,000	10,844,499	$0.51

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2018. The amount for 2019 has not been established. The expense related to the 401(k) plan was $185,000 and $164,000 for the three months ended March 31, 2019 and 2018, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $40,000 for the three months ended March 31, 2019 and $43,000 for the the same period in 2018. As of March 31, 2019, the associated accrued liability included in other liabilities in the balance sheet was $2,894,000 compared to $2,949,000 and $3,031,000 at December 31, 2018 and March 31, 2018, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$1,599,000	$1,874,000
Interest cost	17,000	19,000
Benefits paid	(28,000)	(28,000)
Benefit obligation at end of period	$1,588,000	$1,865,000
Funded status
Benefit obligation at end of period	$(1,588,000)	$(1,865,000)
Unamortized (gain) loss	(47,000)	186,000
Accrued benefit cost at end of period	$(1,635,000)	$(1,679,000)

The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2019	2018
Components of net periodic benefit cost
Interest cost	$17,000	$19,000
Net periodic benefit cost	$17,000	$19,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	March 31, 2019	December 31, 2018	March 31, 2018
Unamortized net actuarial gain (loss)	$47,000	$47,000	$(186,000)
Deferred tax (benefit) expense	(10,000)	(10,000)	39,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$37,000	$37,000	$(147,000)

A weighted average discount rate of 4.25% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2019 are $113,000. Plan expense for 2019 is estimated to be $66,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the three months March 31, 2019 and 2018.

	For the three months ended March 31,
	2019	2018
Balance at beginning of period	$(5,051,000)	$(2,901,000)
Unrealized gains (losses) arising during the period	4,446,000	(4,052,000)
Reclassification of realized gains during the period	—	(136,000)
Related deferred taxes	(934,000)	879,000
Net change	3,512,000	(3,309,000)
Balance at end of period	$(1,539,000)	$(6,210,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the three months March 31, 2019 and 2018.

	For the three months ended March 31,
	2019	2018
Balance at beginning of period	$(197,000)	$(174,000)
Amortization of net unrealized gains (losses)	4,000	(10,000)
Related deferred taxes	(1,000)	2,000
Net change	3,000	(8,000)
Balance at end of period	$(194,000)	$(182,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the three months March 31, 2019 and 2018.

	For the three months ended March 31,
	2019	2018
Balance at beginning of period	$1,438,000	$1,544,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	(589,000)	486,000
Related deferred taxes	124,000	(102,000)
Net change	(465,000)	384,000
Balance at end of period	$973,000	$1,928,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the three months March 31, 2019 and 2018.

	For the three months ended March 31,
	2019	2018
Unrecognized postretirement benefits at beginning of period	$37,000	$(147,000)
Amortization of unrecognized transition obligation	—	—
Change in unamortized net actuarial gain (loss)	—	—
Related deferred taxes	—	—
Unrecognized postretirement benefits at end of period	$37,000	$(147,000)

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
In 2016, then again in 2018, interest rate swaps were contracted to limit the Company’s exposure to rising interest rates on short-term liabilities indexed to one-month London Inter-bank Offered Rates (LIBOR). The interest rate swaps were designated as cash flow hedges. The Company is aware that LIBOR may no longer be published after December 31, 2021 and is monitoring the introduction and market acceptance of replacement indices. Each of the interest rate swap contracts the Company has in place are set to mature prior to December 31, 2021.
The details of the interest rate swap agreements are as follows:

					March 31, 2019	December 31, 2018	March 31, 2018
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.940%	$847,000	$1,110,000	$1,447,000
20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.893%	586,000	763,000	994,000
25,000,000	June 5, 2018	December 5, 2019	1-Month USD LIBOR	2.466%	(7,000)	16,000	—
25,000,000	June 5, 2018	June 5, 2020	1-Month USD LIBOR	2.547%	(57,000)	(9,000)	—
25,000,000	June 5, 2018	December 5, 2020	1-Month USD LIBOR	2.603%	(137,000)	(60,000)	—
$125,000,000					$1,232,000	$1,820,000	$2,441,000
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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2019, the prepayment assumption using the PSA model was 153, which translates into an anticipated prepayment rate of 9.18%. The discount rate is 9.50%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2019 and 2018, servicing rights capitalized totaled $58,000 and $62,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2019 and 2018 were $56,000 and $50,000, respectively. The fair value of servicing rights was $2,410,000, $2,586,000 and $2,518,000 at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The Bank serviced loans for others totaling $260,553,000, $261,654,000 and $258,475,000 at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2019	December 31, 2018	March 31, 2018
Mortgage servicing rights	$5,776,000	$5,718,000	$5,489,000
Accumulated amortization	(4,420,000)	(4,364,000)	(4,209,000)
Impairment reserve	—	—	—
	$1,356,000	$1,354,000	$1,280,000

Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2016 through 2018.

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2019 and 2018, and at December 31, 2018:

	March 31, 2019	December 31, 2018	March 31, 2018
Certificates of deposit < $100,000	$398,689,000	$372,464,000	$347,010,000
Certificates $100,000 to $250,000	238,429,000	162,185,000	240,492,000
Certificates $250,000 and over	75,358,000	56,760,000	47,245,000
	$712,476,000	$591,409,000	$634,747,000

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

Loans
Fair values are estimated for portfolios of loans are based on exit pricing notion. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain collateral-dependent impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the Company classifies collateral dependent impaired loans for which a specific reserve results in a fair value measure as Level 2. All other impaired loans are classified as Level 3.

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2019 and 2018, and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets that were measured at fair value on a recurring basis as of March 31, 2019, December 31, 2018 and March 31, 2018.

	At March 31, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$5,016,000	$—	$5,016,000
Mortgage-backed securities	—	315,423,000	—	315,423,000
State and political subdivisions	—	4,837,000	—	4,837,000
Total securities available for sale	—	325,276,000	—	325,276,000
Interest rate swap agreements	—	1,232,000	—	1,232,000
Total assets	$—	$326,508,000	$—	$326,508,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$5,007,000	$—	$5,007,000
Mortgage-backed securities	—	307,693,000	—	307,693,000
State and political subdivisions	—	4,716,000	—	4,716,000
Total securities available for sale	—	317,416,000	—	317,416,000
Interest rate swap agreements	—	1,820,000	—	1,820,000
Total assets	$—	$319,236,000	$—	$319,236,000

	At March 31, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$295,328,000	$—	$295,328,000
State and political subdivisions	—	5,511,000	—	5,511,000
Total securities available for sale	—	300,839,000	—	300,839,000
Interest rate swap agreements	—	2,441,000	—	2,441,000
Total assets	$—	$303,280,000	$—	$303,280,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $0 at March 31, 2019, 2018 and December 31, 2018. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $1,822,000, $2,096,000 and $1,924,000 at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

	At March 31, 2019
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$584,000	$—	$584,000
Impaired loans	—	6,519,000	—	6,519,000
Total assets	$—	$7,103,000	$—	$7,103,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$584,000	$—	$584,000
Impaired loans	—	7,415,000	—	7,415,000
Total assets	$—	$7,999,000	$—	$7,999,000

	At March 31, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,121,000	$—	$1,121,000
Impaired loans	—	5,938,000	—	5,938,000
Total assets	$—	$7,059,000	$—	$7,059,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2019 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$281,219,000	$282,568,000	$—	$282,568,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	353,521,000	347,398,000	—	422,000	346,976,000
Construction	33,852,000	33,266,000	—	—	33,266,000
Other	201,459,000	199,700,000	—	5,458,000	194,242,000
Municipal	54,217,000	53,179,000	—	—	53,179,000
Residential
Term	472,941,000	463,150,000	—	625,000	462,525,000
Construction	18,415,000	18,034,000	—	—	18,034,000
Home equity line of credit	94,957,000	92,834,000	—	14,000	92,820,000
Consumer	23,787,000	22,124,000	—	—	22,124,000
Total loans	1,253,149,000	1,229,685,000	—	6,519,000	1,223,166,000
Mortgage servicing rights	1,356,000	2,410,000	—	2,410,000	—
Financial liabilities
Local certificates of deposit	$293,980,000	$293,325,000	$—	$293,325,000	$—
National certificates of deposit	418,496,000	419,285,000	—	419,285,000	—
Total certificates of deposits	712,476,000	712,610,000	—	712,610,000	—
Repurchase agreements	30,309,000	30,276,000	—	30,276,000	—
Federal Home Loan Bank advances	140,110,000	139,565,000	—	139,565,000	—
Total borrowed funds	170,419,000	169,841,000	—	169,841,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2018 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$255,663,000	$250,900,000	$—	$250,900,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	349,243,000	340,526,000	—	423,000	340,103,000
Construction	27,018,000	26,344,000	—	—	26,344,000
Other	192,420,000	189,842,000	—	6,096,000	183,746,000
Municipal	51,101,000	50,965,000	—	—	50,965,000
Residential
Term	467,760,000	451,323,000	—	793,000	450,530,000
Construction	17,705,000	17,083,000	—	—	17,083,000
Home equity line of credit	97,650,000	95,175,000	—	103,000	95,072,000
Consumer	24,154,000	22,530,000	—	—	22,530,000
Total loans	1,227,051,000	1,193,788,000	—	7,415,000	1,186,373,000
Mortgage servicing rights	1,354,000	2,586,000	—	2,586,000	—
Financial liabilities
Local certificates of deposit	$284,482,000	$281,282,000	$—	$281,282,000	$—
National certificates of deposit	306,927,000	307,508,000	—	307,508,000	—
Total deposits	591,409,000	588,790,000	—	588,790,000	—
Repurchase agreements	40,205,000	40,161,000	—	40,161,000	—
Federal Home Loan Bank advances	170,112,000	169,240,000	—	169,240,000	—
Total borrowed funds	210,317,000	209,401,000	—	209,401,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2018 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$258,690,000	$255,851,000	$—	$255,851,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	335,275,000	326,030,000	—	3,000	326,027,000
Construction	43,385,000	42,189,000	—	—	42,189,000
Other	173,960,000	171,045,000	—	5,495,000	165,550,000
Municipal	35,440,000	34,972,000	—	—	34,972,000
Residential
Term	438,765,000	430,023,000	—	334,000	429,689,000
Construction	15,814,000	15,587,000	—		15,587,000
Home equity line of credit	109,525,000	108,047,000	—	106,000	107,941,000
Consumer	24,881,000	24,178,000	—	—	24,178,000
Total loans	1,177,045,000	1,152,071,000	—	5,938,000	1,146,133,000
Mortgage servicing rights	1,280,000	2,518,000	—	2,518,000	—
Financial liabilities
Local certificates of deposit	260,450,000	255,579,000	—	255,579,000	—
National certificates of deposit	374,297,000	374,095,000	—	374,095,000	—
Total certificates of deposits	634,747,000	629,674,000	—	629,674,000	—
Repurchase agreements	67,182,000	64,361,000	—	64,361,000	—
Federal Home Loan Bank advances	177,047,000	175,308,000	—	175,308,000	—
Total borrowed funds	244,229,000	239,669,000	—	239,669,000	—

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
In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, many entities amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be accreted to maturity. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company's current practice aligns with the ASU therefore there was no impact on the Company's consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this ASU improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the hedge accounting guidance in current US GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the ASU. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements.
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
In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. The Company expects to elect both transition options. The adoption of ASU 2018-11 did not have a material effect on the Company’s consolidated financial statements.
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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total which, as adjusted, increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2019 and 2018.

	For the three months ended March 31,
Dollars in thousands	2019	2018
Net interest income as presented	$12,899	$12,409
Effect of tax-exempt income	562	513
Net interest income, tax equivalent	$13,461	$12,922
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

	For the three months ended March 31,
Dollars in thousands	2019	2018
Non-interest expense, as presented	$8,398	$8,579
Net interest income, as presented	12,899	12,409
Effect of tax-exempt interest income	562	513
Non-interest income, as presented	3,144	3,132
Effect of non-interest tax-exempt income	41	41
Net securities gains	—	(136)
Adjusted net interest income plus non-interest income	$16,646	$15,959
Non-GAAP efficiency ratio	50.45%	53.75%
GAAP efficiency ratio	52.35%	55.20%
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

The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the three months ended March 31,
Dollars in thousands	2019	2018
Average shareholders' equity as presented	$195,405	$182,054
Less average intangible assets	(29,974)	(30,017)
Average tangible shareholders' common equity	$165,431	$152,037

Executive Summary
Net income for the three months ended March 31, 2019 was $6.2 million, up $0.7 million or 11.8% from the same period in 2018. Earnings per common share on a fully diluted basis were $0.57 for the three months ended March 31, 2019, up $0.06 or 11.8% from the $0.51 posted for the same period in 2018.
The Company is off to a strong start in 2019. Continued growth in earning assets resulted in a year-over-year increase of 4.2% in tax equivalent net interest income despite tighter margins. The Company's non-interest income held pace with a year ago as increased investment management and service charge revenues helped to offset declines in securities gains and mortgage banking revenues. Operating expenses remain controlled as seen in our efficiency ratio of 50.45% for the quarter. Based upon the strength of the Company's earnings, a dividend of 29 cents per share was declared in the first quarter, representing a payout to our shareholders of 50.88% of net income for the period.
Net interest income on a tax-equivalent basis was up $539,000 or 4.2% in the three months ended March 31, 2019 compared to the same period in 2018, with the increase primarily attributable to growth in earning assets. This growth offset a year-over-year decline in our net interest margin from 3.00% in the first three months of 2018 to 2.93% in the first three months of 2019.
Non-interest income for the three months ended March 31, 2019 was up $12,000 or 0.4%, from the three months ended March 31, 2018. Revenue growth from First National Wealth Management and deposit-based charges offset period to period declines in mortgage banking income and net securities gains.
Credit quality is stable and remains solid. Non-performing assets stood at 0.77% of total assets as of March 31, 2019 - down from 0.83% of total assets as of March 31, 2018 and 0.79% as of December 31, 2018. Total past-due loans were 0.89% of total loans as of March 31, 2019, down from 1.08% of total loans as of December 31, 2018 and 1.34% as of March 31, 2018.
The provision for loan losses for the first three months of 2019 was $375,000, down from the $500,000 provisioned in the same period in 2018. Net loan chargeoffs for the three months ended March 31, 2019 were $117,000 or 0.04% of average loans on an annualized basis. This was down $155,000 from net chargeoffs of $272,000 or 0.09% of average loans on an annualized basis for the three months ended March 31, 2018. The allowance for loan losses increased $258,000 between December 31, 2018 and March 31, 2019, and is 0.91% of loans outstanding as of March 31, 2019, level with December 31, 2018 and down slightly from 0.92% of total loans as of March 31, 2018.
The strong growth on both sides of the balance sheet experienced in 2018 continued into the first three months of 2019. Total assets have increased $46.8 million or 2.4% year-to-date. The loan portfolio increased $26.4 million or 2.1% in the three months ended March 31, 2019 and $76.6 million or 6.5% from a year ago. The majority of the loan growth has been in commercial and municipal loans, with modest growth in residential mortgage loans. The investment portfolio has increased $30.8 million year-to-date and increased $44.0 million or 7.7% from a year ago. On the liability side of the balance sheet, low-cost deposits have decreased $26.9 million or 3.4% year-to-date, in-line with our normal seasonal deposit flow pattern. Year-over-year, low-cost deposits increased $72.0 million or 10.5%. Local certificates of deposit ("CDs") increased $27.5 million and wholesale CDs increased $93.6 million year-to-date, of which approximately $40 million was used to repay borrowed funds.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 14.96%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios remain good, with a return on average tangible common equity of 15.09% for the three months ended March 31, 2019 compared to 14.69% for the same period in 2018. Based upon December 31, 2018 data, our return on average tangible common equity was in the top 17% of all banks in the UBPR peer group, which had an average return on equity of 11.73%. Our efficiency ratio continues to be an important component in our overall performance and stood at 50.45% for the three months ended March 31, 2019 compared to 53.75% for the same period in 2018. As of December 31,

2018, the average non-GAAP efficiency ratio for our UBPR peer group was 61.82% which put us in the top 15% of all banks in the UBPR peer group.
Net Interest Income
Total interest income of $19.3 million for the three months ended March 31, 2019 was an increase of $2.8 million or 17.1% compared to total interest income of $16.5 million for the same period of 2018. Total interest expense of $6.4 million for the three months ended March 31, 2019 was an increase of $2.3 million or 57.6% compared to total interest expense for the three months ended March 31, 2018. As a result, net interest income of $12.9 million for the three months ended March 31, 2019 was an increase of $490,000 or 3.9% compared to net interest income of $12.4 million for the same period ended March 31, 2018. The Company's net interest margin on a tax-equivalent basis decreased from 3.00% for the three months ended March 31, 2018 to 2.93% for the three months ended March 31, 2019. Tax-exempt interest income amounted to $2.1 million for the three months ended March 31, 2019 and $1.9 million for the same period of 2018.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2019 and 2018. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the three months ended
	March 31, 2019		March 31, 2018
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$68	2.64%	$11	2.04%
Investments	5,109	3.46%	4,506	3.21%
Loans held for sale	3	6.34%	4	4.34%
Loans	14,649	4.74%	12,443	4.30%
Total interest income	19,829	4.32%	16,964	3.94%
Interest expense
Deposits	5,577	1.60%	3,099	1.00%
Other borrowings	792	1.61%	943	1.47%
Total interest expense	6,369	1.60%	4,042	1.08%
Net interest income	$13,460		$12,922
Interest rate spread		2.72%		2.86%
Net interest margin		2.93%		3.00%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2019 compared to 2018. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the three months ended March 31, 2019 compared to 2018
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$42	$3	$12	$57
Investment securities	253	331	19	603
Loans held for sale	(3)	—	—	(3)
Loans	829	1,293	86	2,208
Change in interest income	1,121	1,627	117	2,865
Interest expense
Deposits	369	1,885	224	2,478
Other borrowings	(218)	87	(20)	(151)
Change in interest expense	151	1,972	204	2,327
Change in net interest income	$970	$(345)	$(87)	$538
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2019 and 2018.

	For the three months ended
Dollars in thousands	March 31, 2019	March 31, 2018
Assets
Cash and cash equivalents	$15,630	$16,726
Interest-bearing deposits in other banks	10,436	2,184
Securities available for sale	322,257	299,392
Securities to be held to maturity	266,726	256,452
Restricted equity securities, at cost	10,164	11,374
Loans held for sale	192	374
Loans	1,252,353	1,174,113
Allowance for loan losses	(11,303)	(10,869)
Net loans	1,241,050	1,163,244
Accrued interest receivable	7,589	6,303
Premises and equipment	21,984	22,343
Other real estate owned	584	1,094
Goodwill	29,805	29,805
Other assets	44,965	42,270
Total Assets	$1,971,382	$1,851,561

Liabilities & Shareholders' Equity
Demand deposits	$151,382	$137,070
NOW deposits	369,299	305,112
Money market deposits	144,009	126,773
Savings deposits	237,835	234,210
Certificates of deposit	659,910	595,042
Total deposits	1,562,435	1,398,207
Borrowed funds – short term	189,852	129,112
Borrowed funds – long term	10,110	130,840
Dividends payable	1,156	1,156
Other liabilities	12,424	10,192
Total Liabilities	1,775,977	1,669,507
Shareholders' Equity:
Common stock	109	108
Additional paid-in capital	62,854	61,846
Retained earnings	135,635	124,076
Net unrealized loss on securities available for sale	(4,389)	(5,479)
Net unrealized loss on securities transferred from available for sale to held to maturity	(196)	(177)
Net unrealized gain on cash flow hedging derivative instruments	1,355	1,827
Net unrealized gain (loss) on postretirement benefit costs	37	(147)
Total Shareholders' Equity	195,405	182,054
Total Liabilities & Shareholders' Equity	$1,971,382	$1,851,561

Non-Interest Income
Non-interest income of $3.1 million for the three months ended March 31, 2019 is an increase of $12,000 compared to the same period in 2018. Revenue growth from First National Wealth Management and deposit-based charges offset period to period declines in mortgage banking income and net securities gains.
Non-Interest Expense
Non-interest expense of $8.4 million for the three months ended March 31, 2019 is a decrease of 2.1% or $181,000 compared to non-interest expense of $8.6 million for the same period in 2018, primarily due savings centered in employee expenses and FDIC insurance premiums. The Company's efficiency ratio stood at 50.45% for the three months ended March 31, 2019, down from 53.75% for the same period in 2018.
Income Taxes
Income taxes on operating earnings were $1.1 million for the three months ended March 31, 2019, up $158,000 from the same period in 2018.
Investments
The Company's investment portfolio increased by $30.8 million between December 31, 2018 and March 31, 2019. As of March 31, 2019, mortgage-backed securities had a carrying value of $333.0 million and a fair value of $333.2 million. Of this total, securities with a fair value of $132.9 million or 39.9% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $200.3 million or 60.1% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $194,000 at March 31, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2019 and 2018 and December 31, 2018.

Dollars in thousands	March 31, 2019	December 31, 2018	March 31, 2018
Securities available for sale
U.S. Government-sponsored agencies	$5,016	$5,007	$—
Mortgage-backed securities	315,423	307,693	295,328
State and political subdivisions	4,837	4,716	5,511
	$325,276	$317,416	$300,839
Securities to be held to maturity
U.S. Government-sponsored agencies	$31,155	$11,155	$11,155
Mortgage-backed securities	17,560	18,250	21,990
State and political subdivisions	225,204	221,958	221,245
Corporate securities	7,300	4,300	4,300
	$281,219	$255,663	$258,690
Restricted equity securities
Federal Home Loan Bank Stock	$7,945	$10,549	$10,910
Federal Reserve Bank Stock	1,037	1,037	1,037
	$8,982	$11,586	$11,947
Total securities	$615,477	$584,665	$571,476

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2019. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	5,016	3.38% %	—	0.00%
Due in 5 to 10 years	—	0.00%	21,405	3.62%
Due after 10 years	—	0.00%	9,750	3.77%
Total	5,016	3.38%	31,155	3.67%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	10,344	3.08%	4,235	2.76%
Due in 5 to 10 years	104,237	3.16%	9,166	3.49%
Due after 10 years	200,842	2.72%	4,159	4.86%
Total	315,423	2.88%	17,560	3.64%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,129	5.42%
Due in 1 to 5 years	376	5.67%	16,861	5.68%
Due in 5 to 10 years	4,461	4.39%	139,396	4.67%
Due after 10 years	—	0.00%	67,818	4.76%
Total	4,837	4.49%	225,204	4.78%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.50%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	7,000	5.18%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	7,300	5.03%
	$325,276	2.91%	$281,219	4.59%

Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at March 31, 2019 amounted to $5.6 million, or 0.93% of the amortized cost of the total securities portfolio. At December 31, 2018 this amount was $13.1 million, or 2.30% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of March 31, 2019, the Company had temporarily impaired securities with a fair value of $296.1 million and unrealized losses of $5.6 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $267.3 million as of March 31, 2019, compared with $240.9 million at December 31, 2018. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2019:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$—	$—	$10,875	$(280)	$10,875	$(280)
Mortgage-backed securities	24,525	(138)	198,272	(3,248)	222,797	(3,386)
State and political subdivisions	1,264	(3)	58,168	(1,920)	59,432	(1,923)
Corporate Securities	2,994	(6)	—	—	2,994	(6)
	$28,783	$(147)	$267,315	$(5,448)	$296,098	$(5,595)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2019, there were $280,000 unrealized losses on these securities compared to $472,000 unrealized losses as of December 31, 2018. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at March 31, 2019.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2019, there were $3.4 million of unrealized losses on these securities compared with $7.0 million at December 31, 2018. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2019 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2019. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2019, there were $1.9 million of unrealized losses on these securities compared to $5.7 million at December 31, 2018. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At March 31, 2019, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2019 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2019. In the first quarter one issuer of securities held in the portfolio was downgraded by a rating agency to less than investment grade. These securities total approximately 0.4% of overall state and municipal security holdings and are being monitored. The Company also has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Corporate securities. As of March 31, 2019, there were $6,000 of unrealized losses on these securities compared to none at December 31, 2018. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2019, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2019, 2018 and December 31, 2018, the Bank's investment in FHLB stock totaled $7.9 million, $10.9 million and $10.5 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2019. The Company will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2019, the Bank had $436,000 in loans held for sale. This compares to no loans held for sale at December 31, 2018 and $284,000 in loans held for sale at March 31, 2018. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first three months of 2019, with total loans at $1.26 billion at March 31, 2019, up $26.4 million or 2.1% from total loans of $1.24 billion at December 31, 2018. Commercial loans increased $20.5 million or 3.6% between December 31, 2018 and March 31, 2019, municipal loans increased $3.1 million or 6.1%, residential term loans increased $5.1 million and home equity lines of credit decreased $2.8 million.
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
Construction loans, both commercial and residential, at 29.4% of capital are well under the regulatory guidance of 100.0% of capital at March 31, 2019. Construction loans and non-owner-occupied commercial real estate loans are at 128.4% of total capital, well under the regulatory guidance of 300.0% of capital at March 31, 2019.
The following table summarizes the loan portfolio, by class, at March 31, 2019 and 2018 and December 31, 2018.

Dollars in thousands	March 31, 2019		December 31, 2018		March 31, 2018
Commercial
Real estate	$357,760	28.3%	$353,243	28.5%	$339,306	28.6%
Construction	34,231	2.7%	27,304	2.2%	43,813	3.7%
Other	205,462	16.2%	196,391	15.9%	177,783	15.0%
Municipal	54,246	4.3%	51,128	4.1%	35,463	3.0%
Residential
Term	474,241	37.5%	469,145	37.9%	439,984	37.0%
Construction	18,450	1.5%	17,743	1.4%	15,847	1.3%
Home equity line of credit	95,692	7.6%	98,469	8.0%	110,298	9.3%
Consumer	24,557	1.9%	24,860	2.0%	25,508	2.1%
Total loans	$1,264,639	100.0%	$1,238,283	100.0%	$1,188,002	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2019.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$476	$21,389	$32,903	$302,992	$357,760
Construction	219	6,016	5,021	22,975	34,231
Other	721	92,343	51,692	60,706	205,462
Municipal	—	37,541	13,275	3,430	54,246
Residential
Term	—	10,195	28,056	435,990	474,241
Construction	—	593	—	17,857	18,450
Home equity line of credit	139	526	759	94,268	95,692
Consumer	5,868	5,552	2,979	10,158	24,557
Total loans	$7,423	$174,155	$134,685	$948,376	$1,264,639
The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2019.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$53,972	4.3%	$303,788	24.0%	$357,760	28.3%
Construction	16,173	1.3%	18,058	1.4%	34,231	2.7%
Other	94,121	7.4%	111,341	8.8%	205,462	16.2%
Municipal	53,005	4.2%	1,241	0.1%	54,246	4.3%
Residential
Term	348,358	27.5%	125,883	10.0%	474,241	37.5%
Construction	18,078	1.4%	372	0.1%	18,450	1.5%
Home equity line of credit	897	0.1%	94,795	7.5%	95,692	7.6%
Consumer	18,303	1.4%	6,254	0.5%	24,557	1.9%
Total loans	$602,907	47.6%	$661,732	52.4%	$1,264,639	100.0%

Loan Concentrations
As of March 31, 2019, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.
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

Commercial
Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate. Our process for evaluating commercial loans includes performing updates on loans that we have rated for risk. Our non-performing commercial loans are generally reviewed individually to determine impairment, accrual status, and the need for specific reserves. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors applied to the portfolio or segments of the portfolio may include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, the direction of risk rating movements, policy exception levels, and delinquency levels; these qualitative factors are also considered in connection with the unallocated portion of our allowance for loan losses.
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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2019, impaired loans with specific reserves totaled $10.5 million and the amount of such reserves was $2.1 million. This compares to impaired loans with specific reserves of $10.7 million at December 31, 2018 and the amount of such reserves was $2.3 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2019 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of March 31, 2019 and 2018 and December 31, 2018. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2019		December 31, 2018		March 31, 2018
Commercial
Real estate	$3,632	28.3%	$3,567	28.5%	$3,732	28.6%
Construction	325	2.7%	255	2.2%	396	3.7%
Other	3,430	16.2%	3,541	15.9%	3,540	15.0%
Municipal	25	4.3%	24	4.1%	21	3.0%
Residential
Term	1,114	37.5%	1,235	37.9%	1,129	37.0%
Construction	30	1.5%	34	1.4%	31	1.3%
Home equity line of credit	630	7.6%	730	8.0%	716	9.3%
Consumer	660	1.9%	630	2.0%	581	2.1%
Unallocated	1,644	—%	1,216	—%	811	—%
Total	$11,490	100.0%	$11,232	100.0%	$10,957	100.0%

The allowance for loan losses totaled $11.5 million at March 31, 2019, compared to $11.2 million as of December 31, 2018 and $11.0 million as of March 31, 2018. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $233,000 in the first three months of 2019 from $2.3 million at December 31, 2018 to $2.1 million at March 31, 2019. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $130,000 in the first three months of 2019. The portion of the reserve based on qualitative factors increased nominally, or $193,000 in the first three months of 2019 due to a mix of factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the change in unallocated reserves from $1.2 million, or 10.8% of the total reserve at December 31, 2018, to $1.6 million, or 14.3% as of March 31, 2019, supported general imprecision related to portfolio growth and includes consideration of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
A breakdown of the allowance for loan losses as of March 31, 2019, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$233	$790	$2,609	$—	$3,632
Construction	—	76	249	—	325
Other	1,485	452	1,493	—	3,430
Municipal	—	—	25	—	25
Residential
Term	348	182	584	—	1,114
Construction	—	7	23	—	30
Home equity line of credit	7	158	465	—	630
Consumer	2	290	368	—	660
Unallocated	—	—	—	1,644	1,644
	$2,075	$1,955	$5,816	$1,644	$11,490
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $375,000 for the first three months of 2019 and $500,000 the first three months of 2018. Net chargeoffs were $117,000 in the first three months of 2019, down from $272,000 in the first three months of 2018. Our allowance as a percentage of outstanding loans was 0.91% as of March 31, 2019, and December 31, 2018, and down from 0.92% as of March 31, 2018.

The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018:

Dollars in thousands	March 31, 2019	December 31, 2018	March 31, 2018
Balance at the beginning of year	$11,232	$10,729	$10,729
Loans charged off:
Commercial
Real estate	—	168	—
Construction	—	—	—
Other	1	423	17
Municipal	—	—	—
Residential
Term	49	213	81
Construction	—	—	—
Home equity line of credit	38	121	115
Consumer	63	348	105
Total	151	1,273	318
Recoveries on loans previously charged off
Commercial
Real estate	8	52	—
Construction	—	—	—
Other	1	40	6
Municipal	—	—	—
Residential
Term	3	64	4
Construction	—	—	—
Home equity line of credit	1	24	11
Consumer	21	96	25
Total	34	276	46
Net loans charged off	117	997	272
Provision for loan losses	375	1,500	500
Balance at end of period	$11,490	$11,232	$10,957
Ratio of net loans charged off to average loans outstanding[1]	0.04%	0.08%	0.09%
Ratio of allowance for loan losses to total loans outstanding	0.91%	0.91%	0.92%
1 Annualized using a 365-day basis for both 2019 and 2018.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.09% at March 31, 2019 compared to 1.19% at December 31, 2018 and 1.20% at March 31, 2018. The following table shows the distribution of nonperforming loans by class as of March 31, 2019 and 2018 and December 31, 2018:

Dollars in thousands	March 31, 2019	December 31, 2018	March 31, 2018
Commercial
Real estate	$1,468	$1,226	$1,021
Construction	286	—	—
Other	7,067	8,664	8,895
Municipal	—	—	—
Residential
Term	4,211	4,062	3,654
Construction	—	—	—
Home equity line of credit	702	760	697
Consumer	2	15	16
Total nonperforming loans	$13,736	$14,727	$14,283
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2019, loans 90 or more days past due and still accruing interest totaled $4,000, compared to $351,000 at December 31, 2018 and $137,000 at March 31, 2018.

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
As of March 31, 2019, we had 80 loans with a balance of $25.4 million that have been restructured. This compares to 76 loans with a balance of $25.2 million and 69 loans with a balance of $18.7 million classified as TDRs as of December 31, 2018 and March 31, 2018, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2018 and March 31, 2019:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2018	76	$25,222
Added in 2019	5	554
Loans paid off in 2019	(1)	(239)
Repayments in 2019	—	(151)
Total at March 31, 2019	80	$25,386

As of March 31, 2019, 57 loans with an aggregate balance of $16.5 million were performing under the modified terms, three loans with an aggregate balance of $309,000 were more than 30 days past due and accruing and 20 loans with an aggregate balance of $8.6 million were on nonaccrual. As a percentage of aggregate outstanding balance, 65.1% were performing under the modified terms, 1.2% were more than 30 days past due and accruing and 33.7% were on nonaccrual. The performance status of all TDRs as of March 31, 2019, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$8,488	$—	$95	$8,583
Construction	721	—	—	721
Other	585	1	6,671	7,257
Municipal	—	—	—	—
Residential
Term	6,401	308	1,622	8,331
Construction	—	—	—	—
Home equity line of credit	327	—	167	494
Consumer	—	—	—	—
	$16,522	$309	$8,555	$25,386
Percent of balance	65.1%	1.2%	33.7%	100.0%
Number of loans	57	3	20	80
Associated specific reserve	$337	$12	$1,258	$1,607

Residential TDRs (including home equity lines of credit) as of March 31, 2019 included 52 loans with an aggregate balance of $8.8 million, and the modifications granted fell into five major categories. Loans totaling $5.5 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.1 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $522,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Rate concessions were granted on loans totaling $1.9 million. Loans with an aggregate balance of $1.6 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of March 31, 2019 were comprised of 28 loans with a balance of $16.6 million. Of this total, nine loans with an aggregate balance of $5.1 million had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $1.7 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Ten loans with an aggregate balance of $7.6 million had a deferral of payment. The remaining seven loans with an aggregate balance of $2.2 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of March 31, 2019, Management is aware of seven loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $929,000. There were also 20 loans with an outstanding balance of $8.6 million that were classified as TDRs and on non-accrual status, of which three loans with an outstanding balance of $398,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $30.6 million at March 31, 2019, and have decreased $1,183,000 from December 31, 2018. There were 144 impaired loans at March 31, 2019 up from 143 loans at December 31, 2018. Impaired commercial loans decreased $1.1 million between December 31, 2018 and March 31, 2019. The specific allowance for impaired commercial loans decreased from $2.0 million at December 31, 2018 to $1.7 million as of March 31, 2019, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2018 to March 31, 2019, impaired residential loans increased $15,000 and impaired home equity lines of credit decreased $62,000.
The following table sets forth impaired loans as of March 31, 2019 and 2018 and December 31, 2018:

Dollars in thousands	March 31, 2019	December 31, 2018	March 31, 2018
Commercial
Real estate	$9,957	$9,760	$8,951
Construction	1,007	721	741
Other	7,653	9,259	9,440
Municipal	—	—	—
Residential
Term	10,919	10,904	11,528
Construction	—	—	—
Home equity line of credit	1,030	1,092	1,039
Consumer	2	15	16
Total	$30,568	$31,751	$31,715
Past Due Loans
The Bank's overall loan delinquency ratio was 0.89% at March 31, 2019 compared to 1.08% at December 31, 2018 and 1.34% at March 31, 2018. Loans 90 days delinquent and accruing decreased from $351,000 at December 31, 2018 to $4,000 as of March 31, 2019. The following table sets forth loan delinquencies as of March 31, 2019 and 2018 and December 31, 2018:

Dollars in thousands	March 31, 2019	December 31, 2018	March 31, 2018
Commercial
Real estate	$1,728	$2,051	$1,182
Construction	333	10	347
Other	1,030	580	7,233
Municipal	—	—	—
Residential
Term	5,246	6,638	5,400
Construction	—	76	—
Home equity line of credit	2,365	3,731	1,551
Consumer	578	289	154
Total	$11,280	$13,375	$15,867
Loans 30-89 days past due to total loans	0.65%	0.80%	1.08%
Loans 90+ days past due and accruing to total loans	0.00%	0.03%	0.01%
Loans 90+ days past due on non-accrual to total loans	0.24%	0.25%	0.25%
Total past due loans to total loans	0.89%	1.08%	1.34%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2019, there were 11 potential problem loans with a balance of $605,000 or 0.05% of total loans. This compares to seven loans with a balance of $645,000 or 0.05% of total loans at December 31, 2018.
As of March 31, 2019, there were 15 loans in the process of foreclosure with a total balance of $2.1 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2019 and December 31, 2018, there were five properties owned with an OREO balance of $584,000, compared to March 31, 2018 when there were five properties owned with an OREO balance of $1,121,000. There were no allowance losses in any period.

The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2019	December 31, 2018	March 31, 2018
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	512
Municipal	—	—	—
Residential
Term	584	584	609
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$584	$584	$1,121
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$—	$—	$—
Net Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	512
Municipal	—	—	—
Residential
Term	584	584	609
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$584	$584	$1,121

Liquidity Management
As of March 31, 2019, the Bank had primary sources of liquidity of $612,000. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $313,000 in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 79.3% of total average assets in the first three months of 2019. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first three months of 2019, total deposits increased by $79.8 million or 5.2% from December 31, 2018 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $26.9 million or 3.4% in the first three months of 2019, money market deposits decreased $14.3 million or 9.4%, and certificates of deposit increased $121.1 million or 20.5%. Between March 31, 2018 and March 31, 2019, total deposits increased by $178.7 million or 12.5%. Low-cost deposits increased by $72.0 million or 10.5%, money market accounts increased $29.0 million or 26.6%, and certificates of deposit increased $77.7 million or 12.2%. The decrease in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation. The majority of the change in certificates of deposit both year-to-date and year-over-year resulted from funding of asset growth and a shift in funding between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2019, borrowed funds decreased $39.9 million or 19.0% from December 31, 2018. Between March 31, 2018 and March 31, 2019, borrowed funds decreased by $73.8 million or 30.2%.
Shareholders' Equity
Shareholders' equity as of March 31, 2019 was $197.8 million, compared to $191.5 million as of December 31, 2018 and $181.4 million as of March 31, 2018. The Company's earnings in the first three months of 2019, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities", was down from December 31, 2018 and now stands at $1.5 million.
A cash dividend of $0.29 per share was declared in the first quarter of 2019. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 50.88% for the first three months of 2019 compared to 47.06% for the same period in 2018. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2019 is this year's net income plus $21.4 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer include the fully phased-in 2.50% buffer.

The Company met each of the well-capitalized ratio guidelines at March 31, 2019. The following tables indicate the capital ratios for the Bank and the Company at March 31, 2019 and December 31, 2018.

As of March 31, 2019	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.60%	13.93%	13.93%	14.90%
Company	8.67%	14.01%	14.01%	14.97%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2018	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.51%	14.13%	14.13%	15.11%
Company	8.60%	14.22%	14.22%	15.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%
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

At March 31, 2019, the Company had five outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $125.0 million and an unrealized gain of $1.0 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At March 31, 2019, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2019:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$170,419	$160,309	$10,000	$—	$110
Operating leases	121	55	33	33	—
Certificates of deposit	712,476	398,689	238,429	75,358	—
Total	$883,016	$559,053	$248,462	$75,391	$110
Total loan commitments and unused lines of credit	$180,625	$180,625	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2019 was -7.58% of total assets compared to -2.01% of total assets at December 31, 2018. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2019, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$43,139	$69,256	$227,219	$266,881
Restricted stock, at cost	7,945	—	—	1,037
Loans held for sale	—	—	—	—
Loans	420,582	169,109	495,926	179,458
Other interest-earning assets	—	23,663	—	—
Non-rate-sensitive assets	6,655	—	—	80,532
Total assets	478,321	262,028	723,145	527,908
Interest-bearing deposits	394,495	359,159	211,334	525,630
Borrowed funds	75,000	55,000	10,000	110
Non-rate-sensitive liabilities and equity	1,900	5,700	34,100	318,974
Total liabilities and equity	471,395	419,859	255,434	844,714
Period gap	$6,926	$(157,831)	$467,711	$(316,806)
Percent of total assets	0.35%	(7.93)%	23.49%	(15.91)%
Cumulative gap (current)	$6,926	$(150,905)	$316,806	$—
Percent of total assets	0.35%	(7.58)%	15.91%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.19% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 4.07% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 3.33% in a falling-rate scenario, and lower than that earned in a stable rate environment by 8.59% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2019 and December 31, 2018 is presented in the following table:

Changes in Net Interest Income	March 31, 2019	December 31, 2018
Year 1
Projected change if rates decrease by 1.0%	-0.19%	-0.10%
Projected change if rates increase by 2.0%	-4.07%	-3.93%
Year 2
Projected change if rates decrease by 1.0%	3.33%	1.55%
Projected change if rates increase by 2.0%	-8.59%	-7.02%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2019, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2019, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates are likely to remain stable in next one-to-three quarters, and believes that the current level of interest rate risk is acceptable.
LIBOR
The Company holds various instruments that are tied to the London Interbank Offering Rate (LIBOR).  We are aware that LIBOR may no longer be published after December 31, 2021 and are monitoring the introduction and market acceptance of replacement indices.  We are working to specifically identify the dollar volume of LIBOR tied contracts, and reviewing underlying contract language.  Management believes its overall exposure to LIBOR is modest and does not pose any undue market risk.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2019, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2018.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the three months ended March 31, 2019:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2019	—	—	—	—
February 2019	—	—	—	—
March 2019	—	—	—	—
	—	—	—	—

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
Exhibit 23.1 Consent of Independent Registered Public Accounting firm on Form 10-K filed on March 8, 2019.
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

Date: May 9, 2019

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: May 9, 2019