Form 10-Q
period 2019-06-30
First Bancorp, Inc /ME/
filed 2019-08-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

Commission File Number 0-26589

THE FIRST BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Maine	01-0404322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Main Street	Damariscotta	Maine	04543
(Address of principal executive offices)			(Zip code)

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2019
Common Stock: 10,893,790 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 21
Note 5 – Stock-Based Compensation	Page 29
Note 6 – Preferred and Common Stock	Page 30
Note 7 – Earnings Per Share	Page 31
Note 8 – Employee Benefit Plans	Page 31
Note 9 - Other Comprehensive Income (Loss)	Page 33
Note 10 - Financial Derivative Instruments	Page 34
Note 11 – Mortgage Servicing Rights	Page 35
Note 12 – Income Taxes	Page 36
Note 13 - Certificates of Deposit	Page 36
Note 14 – Reclassifications	Page 36
Note 15 – Fair Value Disclosures	Page 36
Note 16 – Impact of Recently Issued Accounting Standards	Page 42
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 45
Forward-Looking Statements	Page 45
Critical Accounting Policies	Page 45
Use of Non-GAAP Financial Measures	Page 46
Executive Summary	Page 48
Net Interest Income	Page 49
Average Daily Balance Sheets	Page 51
Non-Interest Income	Page 52
Non-Interest Expense	Page 52
Income Taxes	Page 52
Investments	Page 52
Impaired Securities	Page 54
Federal Home Loan Bank Stock	Page 55
Loans and Loans Held for Sale	Page 56
Credit Risk Management and Allowance for Loan Losses	Page 58
Non-Performing Loans and Troubled Debt Restructured	Page 62
Impaired Loans	Page 65
Past Due Loans	Page 65
Potential Problem Loans and Loans in Process of Foreclosure	Page 66
Other Real Estate Owned	Page 66
Liquidity Management	Page 67
Deposits	Page 68
Borrowed Funds	Page 68

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarter ended June 30,
except for per share amounts	2019	2018	2019	2018
Summary of Operations
Interest Income	$39,090	$33,656	$19,822	$17,205
Interest Expense	13,241	8,978	6,872	4,936
Net Interest Income	25,849	24,678	12,950	12,269
Provision for Loan Losses	625	1,000	250	500
Non-Interest Income	6,749	6,313	3,605	3,181
Non-Interest Expense	17,128	16,755	8,730	8,176
Net Income	12,551	11,240	6,395	5,734
Per Common Share Data
Basic Earnings per Share	$1.16	$1.04	$0.59	$0.53
Diluted Earnings per Share	1.15	1.04	0.59	0.53
Cash Dividends Declared	0.59	0.53	0.30	0.29
Book Value per Common Share	18.79	16.89	18.79	16.89
Tangible Book Value per Common Share[2]	16.04	14.13	16.04	14.13
Market Value	26.85	28.22	26.85	28.22
Financial Ratios
Return on Average Equity[1]	12.76%	12.39%	12.74%	12.51%
Return on Average Tangible Common Equity[1,2]	15.03%	14.82%	14.96%	14.95%
Return on Average Assets[1]	1.27%	1.21%	1.28%	1.22%
Average Equity to Average Assets	9.99%	9.79%	10.07%	9.75%
Average Tangible Equity to Average Assets[2]	8.48%	8.18%	8.58%	8.16%
Net Interest Margin Tax-Equivalent[1,2]	2.90%	2.94%	2.88%	2.88%
Dividend Payout Ratio	50.86%	50.96%	50.85%	54.72%
Allowance for Loan Losses/Total Loans	0.92%	0.94%	0.92%	0.94%
Non-Performing Loans to Total Loans	1.23%	1.17%	1.23%	1.17%
Non-Performing Assets to Total Assets	0.83%	0.78%	0.83%	0.78%
Efficiency Ratio[2]	50.63%	52.39%	50.80%	51.02%
At Period End
Total Assets	$1,998,699	$1,913,961	$1,998,699	$1,913,961
Total Loans	1,249,132	1,224,440	1,249,132	1,224,440
Total Investment Securities	634,079	574,510	634,079	574,510
Total Deposits	1,592,956	1,416,646	1,592,956	1,416,646
Total Shareholders' Equity	204,593	183,304	204,593	183,304
1Annualized using a 365-day basis for both 2019 and 2018.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2019 and 2018 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
August 9, 2019

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2019	December 31, 2018	June 30, 2018
Assets
Cash and cash equivalents	$16,918,000	$19,134,000	$21,056,000
Interest bearing deposits in other banks	917,000	12,079,000	1,616,000
Securities available for sale	322,570,000	317,416,000	302,070,000
Securities to be held to maturity (fair value of $308,075,000 at June 30, 2019, $250,900,000 at December 31, 2018 and $256,316,000 at June 30, 2018)	302,527,000	255,663,000	260,077,000
Restricted equity securities, at cost	8,982,000	11,586,000	12,363,000
Loans held for sale	—	—	481,000
Loans	1,249,132,000	1,238,283,000	1,224,440,000
Less allowance for loan losses	11,471,000	11,232,000	11,472,000
Net loans	1,237,661,000	1,227,051,000	1,212,968,000
Accrued interest receivable	9,966,000	6,660,000	7,723,000
Premises and equipment, net	21,045,000	22,056,000	21,682,000
Other real estate owned	289,000	584,000	609,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	48,019,000	42,536,000	43,511,000
Total assets	$1,998,699,000	$1,944,570,000	$1,913,961,000
Liabilities
Demand deposits	$147,771,000	$163,575,000	$146,964,000
NOW deposits	363,092,000	382,923,000	282,449,000
Money market deposits	128,180,000	152,043,000	100,378,000
Savings deposits	236,915,000	237,135,000	229,464,000
Certificates of deposit	716,998,000	591,409,000	657,391,000
Total deposits	1,592,956,000	1,527,085,000	1,416,646,000
Borrowed funds – short term	171,749,000	145,205,000	232,339,000
Borrowed funds – long term	10,109,000	65,112,000	65,116,000
Other liabilities	19,292,000	15,626,000	16,556,000
Total liabilities	1,794,106,000	1,753,028,000	1,730,657,000
Shareholders' equity
Common stock, one cent par value per share	109,000	109,000	109,000
Additional paid-in capital	63,319,000	62,746,000	62,246,000
Retained earnings	138,493,000	132,460,000	126,464,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	2,750,000	(5,051,000)	(7,245,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(190,000)	(197,000)	(189,000)
Net unrealized gain on cash flow hedging derivative instruments	75,000	1,438,000	2,066,000
Net unrealized gain (loss) on postretirement benefit costs	37,000	37,000	(147,000)
Total shareholders' equity	204,593,000	191,542,000	183,304,000
Total liabilities & shareholders' equity	$1,998,699,000	$1,944,570,000	$1,913,961,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,890,236	10,862,651	10,851,917
Book value per common share	$18.79	$17.63	$16.89
Tangible book value per common share	$16.04	$14.87	$14.13
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarter ended June 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans (includes tax-exempt income of $705,000 as of June 30, 2019 and $473,000 as of June 30, 2018)	$29,457,000	$25,429,000	$14,900,000	$13,038,000
Interest on deposits with other banks	97,000	17,000	29,000	6,000
Interest and dividends on investments (includes tax-exempt income of $3,625,000 as of June 30, 2019 and $3,462,000 as of June 30, 2018)	9,536,000	8,210,000	4,893,000	4,161,000
Total interest income	39,090,000	33,656,000	19,822,000	17,205,000
Interest expense
Interest on deposits	11,756,000	6,857,000	6,179,000	3,758,000
Interest on borrowed funds	1,485,000	2,121,000	693,000	1,178,000
Total interest expense	13,241,000	8,978,000	6,872,000	4,936,000
Net interest income	25,849,000	24,678,000	12,950,000	12,269,000
Provision for loan losses	625,000	1,000,000	250,000	500,000
Net interest income after provision for loan losses	25,224,000	23,678,000	12,700,000	11,769,000
Non-interest income
Investment management and fiduciary income	1,637,000	1,542,000	864,000	802,000
Service charges on deposit accounts	1,170,000	1,097,000	609,000	570,000
Net securities gains	—	136,000	—	—
Mortgage origination and servicing income, net of amortization	651,000	692,000	355,000	361,000
Other operating income	3,291,000	2,846,000	1,777,000	1,448,000
Total non-interest income	6,749,000	6,313,000	3,605,000	3,181,000
Non-interest expense
Salaries and employee benefits	8,833,000	8,770,000	4,423,000	4,280,000
Occupancy expense	1,287,000	1,297,000	635,000	598,000
Furniture and equipment expense	2,000,000	1,844,000	1,025,000	915,000
FDIC insurance premiums	439,000	613,000	231,000	334,000
Amortization of identified intangibles	22,000	22,000	11,000	11,000
Other operating expense	4,547,000	4,209,000	2,405,000	2,038,000
Total non-interest expense	17,128,000	16,755,000	8,730,000	8,176,000
Income before income taxes	14,845,000	13,236,000	7,575,000	6,774,000
Income tax expense	2,294,000	1,996,000	1,180,000	1,040,000
NET INCOME	$12,551,000	$11,240,000	$6,395,000	$5,734,000
Basic earnings per common share	$1.16	$1.04	$0.59	$0.53
Diluted earnings per common share	$1.15	$1.04	$0.59	$0.53
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	7,801,000	(4,344,000)	4,289,000	(1,035,000)
Net unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of amortization	7,000	(15,000)	4,000	(7,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(1,363,000)	522,000	(898,000)	138,000
Other comprehensive income (loss)	6,445,000	(3,837,000)	3,395,000	(904,000)
Comprehensive income	$18,996,000	$7,403,000	$9,790,000	$4,830,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000
Net income	—	—	11,240,000	—	11,240,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(4,344,000)	(4,344,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	522,000	522,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(15,000)	(15,000)
Comprehensive income	—	—	11,240,000	(3,837,000)	7,403,000
Cash dividends declared ($0.53 per share)	—	—	(5,754,000)	—	(5,754,000)
Equity compensation expense	—	190,000	—	—	190,000
Payment to repurchase common stock	(5,725)	—	(166,000)		(166,000)
Issuance of restricted stock	16,795	—	—	—	—
Proceeds from sale of common stock	10,929	310,000	—	—	310,000
Balance at June 30, 2018	10,851,917	$62,355,000	$126,464,000	$(5,515,000)	$183,304,000

Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
Net income	—	—	12,551,000	—	12,551,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	7,801,000	7,801,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(1,363,000)	(1,363,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	7,000	7,000
Comprehensive income	—	—	12,551,000	6,445,000	18,996,000
Cash dividends declared ($0.59 per share)	—	—	(6,424,000)	—	(6,424,000)
Equity compensation expense	—	244,000	—	—	244,000
Payment to repurchase common stock	(4,104)	—	(94,000)	—	(94,000)
Issuance of restricted stock	19,087	—	—	—	—
Proceeds from sale of common stock	12,602	329,000	—	—	329,000
Balance at June 30, 2019	10,890,236	$63,428,000	$138,493,000	$2,672,000	$204,593,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income	$12,551,000	$11,240,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	898,000	910,000
Change in deferred taxes	151,000	(402,000)
Provision for loan losses	625,000	1,000,000
Loans originated for resale	(5,316,000)	(10,480,000)
Proceeds from sales and transfers of loans	5,507,000	10,577,000
Net gain on sales of loans	(191,000)	(192,000)
Net gain on sale or call of securities	—	(136,000)
Net amortization of premiums on investments	506,000	1,068,000
Net gain on sale of other real estate owned	(107,000)	(183,000)
Equity compensation expense	244,000	190,000
Net (increase) decrease in other assets and accrued interest	(10,606,000)	1,056,000
Net increase in other liabilities	1,599,000	3,350,000
Net loss on disposal of premises and equipment	333,000	127,000
Amortization of investment in limited partnership	154,000	86,000
Net acquisition amortization	22,000	22,000
Net cash provided by operating activities	6,370,000	18,233,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	11,162,000	(756,000)
Proceeds from sales of securities available for sale	—	459,000
Proceeds from maturities, payments and calls of securities available for sale	25,801,000	28,886,000
Proceeds from maturities, payments and calls of securities to be held to maturity	6,534,000	6,500,000
Proceeds from sales of other real estate owned	402,000	815,000
Purchases of securities available for sale	(21,646,000)	(40,677,000)
Purchases of securities to be held to maturity	(53,329,000)	(10,004,000)
Redemption of restricted equity securities	2,604,000	—
Purchase of restricted equity securities	—	(2,005,000)
Net increase in loans	(11,235,000)	(60,787,000)
Capital expenditures	(220,000)	(217,000)
Net cash used by investing activities	(39,927,000)	(77,786,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(59,718,000)	(100,623,000)
Net increase in certificates of deposit	125,589,000	98,390,000
Net increase in short-term borrowings	—	138,697,000
Repayment on long-term borrowings	(28,459,000)	(70,000,000)
Payment to repurchase common stock	(94,000)	(166,000)
Proceeds from sale of common stock	329,000	310,000
Dividends paid	(6,306,000)	(5,206,000)
Net cash provided by financing activities	31,341,000	61,402,000
Net increase (decrease) in cash and cash equivalents	(2,216,000)	1,849,000
Cash and cash equivalents at beginning of period	19,134,000	19,207,000
Cash and cash equivalents at end of period	$16,918,000	$21,056,000
Interest paid	$13,018,000	$8,677,000
Income taxes paid	2,090,000	441,000
Non-cash transactions
Net transfer from loans to other real estate owned	$—	$229,000
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
Subsequent Events
Events occurring subsequent to June 30, 2019, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$5,000,000	$12,000	$—	$5,012,000
Mortgage-backed securities	309,133,000	4,249,000	(757,000)	312,625,000
State and political subdivisions	4,955,000	14,000	(36,000)	4,933,000
	$319,088,000	$4,275,000	$(793,000)	$322,570,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,995,000	$88,000	$—	$36,083,000
Mortgage-backed securities	16,569,000	500,000	(33,000)	17,036,000
State and political subdivisions	236,213,000	5,331,000	(460,000)	241,084,000
Corporate securities	13,750,000	122,000	—	13,872,000
	$302,527,000	$6,041,000	$(493,000)	$308,075,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000
*/

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$5,000,000	$7,000	$—	$5,007,000
Mortgage-backed securities	313,854,000	571,000	(6,732,000)	307,693,000
State and political subdivisions	4,955,000	—	(239,000)	4,716,000
	$323,809,000	$578,000	$(6,971,000)	$317,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(472,000)	$10,683,000
Mortgage-backed securities	18,250,000	336,000	(255,000)	18,331,000
State and political subdivisions	221,958,000	1,046,000	(5,418,000)	217,586,000
Corporate securities	4,300,000	—	—	4,300,000
	$255,663,000	$1,382,000	$(6,145,000)	$250,900,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,549,000	$—	$—	$10,549,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,586,000	$—	$—	$11,586,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$306,286,000	$144,000	$(9,052,000)	$297,378,000
State and political subdivisions	4,955,000	—	(263,000)	4,692,000
	$311,241,000	$144,000	$(9,315,000)	$302,070,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(584,000)	$10,571,000
Mortgage-backed securities	20,585,000	404,000	(365,000)	20,624,000
State and political subdivisions	224,037,000	1,274,000	(4,490,000)	220,821,000
Corporate securities	4,300,000	—	—	4,300,000
	$260,077,000	$1,678,000	$(5,439,000)	$256,316,000
Restricted equity securities
Federal Home Loan Bank Stock	$11,326,000	$—	$—	$11,326,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$12,363,000	$—	$—	$12,363,000

The following table summarizes the contractual maturities of investment securities at June 30, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$268,000	$269,000	$1,337,000	$1,339,000
Due in 1 to 5 years	21,771,000	21,976,000	21,857,000	22,026,000
Due in 5 to 10 years	102,117,000	104,238,000	186,409,000	189,984,000
Due after 10 years	194,932,000	196,087,000	92,924,000	94,726,000
	$319,088,000	$322,570,000	$302,527,000	$308,075,000

The following table summarizes the contractual maturities of investment securities at December 31, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,432,000	$1,433,000
Due in 1 to 5 years	13,501,000	13,518,000	20,717,000	20,778,000
Due in 5 to 10 years	83,954,000	83,326,000	157,544,000	155,313,000
Due after 10 years	226,354,000	220,572,000	75,970,000	73,376,000
	$323,809,000	$317,416,000	$255,663,000	$250,900,000

The following table summarizes the contractual maturities of investment securities at June 30, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$34,000	$34,000	$1,327,000	$1,329,000
Due in 1 to 5 years	9,349,000	9,341,000	23,621,000	23,698,000
Due in 5 to 10 years	71,309,000	69,745,000	155,096,000	153,240,000
Due after 10 years	230,549,000	222,950,000	80,033,000	78,049,000
	$311,241,000	$302,070,000	$260,077,000	$256,316,000

At June 30, 2019, securities with a fair value of $190,725,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $222,829,000 as of December 31, 2018 and $203,196,000 at June 30, 2018, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2019 and 2018:

	For the six months ended June 30,		For the quarter ended June 30,
	2019	2018	2019	2018
Proceeds from sales of securities	$—	$459,000	$—	$—
Gross realized gains	—	136,000	—	—
Gross realized losses	—	—	—	—
Net gain	$—	$136,000	$—	$—
Related income taxes	$—	$29,000	$—	$—

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2019, there were 133 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 127 had been temporarily impaired for 12 months or more.

In the first quarter of 2019, one issuer of securities held in the portfolio was downgraded by a rating agency to less than investment grade. These securities total approximately 0.4% of overall state and municipal security holdings and are being monitored. The Company also has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of June 30, 2019 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$4,150,000	$—	$49,270,000	$(790,000)	$53,420,000	$(790,000)
State and political subdivisions	998,000	(9,000)	30,325,000	(487,000)	31,323,000	(496,000)
	$5,148,000	$(9,000)	$79,595,000	$(1,277,000)	$84,743,000	$(1,286,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $190,000 at June 30, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of June 30, 2019 and 2018, and December 31, 2018, the Bank's investment in FHLB stock totaled $7,945,000, $11,326,000 and $10,549,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2019. The Company will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of June 30, 2019 and 2018 and at December 31, 2018:

	June 30, 2019		December 31, 2018		June 30, 2018
Commercial
Real estate	$359,581,000	28.8%	$353,243,000	28.5%	$350,114,000	28.6%
Construction	32,785,000	2.6%	27,304,000	2.2%	40,308,000	3.3%
Other	205,910,000	16.5%	196,391,000	15.9%	184,718,000	15.1%
Municipal	36,113,000	2.9%	51,128,000	4.1%	48,717,000	4.0%
Residential
Term	481,349,000	38.5%	469,145,000	37.9%	453,588,000	37.0%
Construction	13,239,000	1.1%	17,743,000	1.4%	14,583,000	1.2%
Home equity line of credit	94,763,000	7.6%	98,469,000	8.0%	107,666,000	8.8%
Consumer	25,392,000	2.0%	24,860,000	2.0%	24,746,000	2.0%
Total	$1,249,132,000	100.0%	$1,238,283,000	100.0%	$1,224,440,000	100.0%

Loan balances include net deferred loan costs of $7,124,000 as of June 30, 2019, $6,615,000 as of December 31, 2018, and $6,307,000 as of June 30, 2018. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $312,568,000 at June 30, 2019, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $290,138,000 at December 31, 2018, and $317,053,000 at June 30, 2018. In addition, commercial, construction and home equity loans totaling $239,481,000 at June 30, 2019, $237,152,000 at December 31, 2018, and $227,084,000 at June 30, 2018, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2019, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$240,000	$—	$828,000	$1,068,000	$358,513,000	$359,581,000	$—
Construction	15,000	—	—	15,000	32,770,000	32,785,000	—
Other	2,031,000	—	264,000	2,295,000	203,615,000	205,910,000	—
Municipal	—	—	—	—	36,113,000	36,113,000	—
Residential
Term	1,079,000	2,302,000	3,898,000	7,279,000	474,070,000	481,349,000	664,000
Construction	—	—	—	—	13,239,000	13,239,000	—
Home equity line of credit	698,000	197,000	347,000	1,242,000	93,521,000	94,763,000	—
Consumer	336,000	30,000	9,000	375,000	25,017,000	25,392,000	8,000
Total	$4,399,000	$2,529,000	$5,346,000	$12,274,000	$1,236,858,000	$1,249,132,000	$672,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,274,000	$—	$777,000	$2,051,000	$351,192,000	$353,243,000	$—
Construction	—	10,000	—	10,000	27,294,000	27,304,000	—
Other	455,000	5,000	120,000	580,000	195,811,000	196,391,000	—
Municipal	—	—	—	—	51,128,000	51,128,000	—
Residential
Term	1,097,000	3,518,000	2,023,000	6,638,000	462,507,000	469,145,000	339,000
Construction	76,000	—	—	76,000	17,667,000	17,743,000	—
Home equity line of credit	2,819,000	419,000	493,000	3,731,000	94,738,000	98,469,000	—
Consumer	237,000	25,000	27,000	289,000	24,571,000	24,860,000	12,000
Total	$5,958,000	$3,977,000	$3,440,000	$13,375,000	$1,224,908,000	$1,238,283,000	$351,000
Information on the past-due status of loans by class of financing receivable as of June 30, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$137,000	$75,000	$503,000	$715,000	$349,399,000	$350,114,000	$—
Construction	—	—	—	—	40,308,000	40,308,000	—
Other	459,000	42,000	294,000	795,000	183,923,000	184,718,000	—
Municipal	—	—	—	—	48,717,000	48,717,000	—
Residential
Term	531,000	2,014,000	1,730,000	4,275,000	449,313,000	453,588,000	—
Construction	—	—	—	—	14,583,000	14,583,000	—
Home equity line of credit	915,000	38,000	575,000	1,528,000	106,138,000	107,666,000	—
Consumer	70,000	37,000	18,000	125,000	24,621,000	24,746,000	3,000
Total	$2,112,000	$2,206,000	$3,120,000	$7,438,000	$1,217,002,000	$1,224,440,000	$3,000

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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of June 30, 2019 and 2018 and at December 31, 2018 is presented in the following table:

	June 30, 2019	December 31, 2018	June 30, 2018
Commercial
Real estate	$1,532,000	$1,226,000	$981,000
Construction	261,000	—	286,000
Other	7,014,000	8,664,000	8,900,000
Municipal	—	—	—
Residential
Term	5,892,000	4,062,000	3,509,000
Construction	—	—	—
Home equity line of credit	694,000	760,000	689,000
Consumer	—	15,000	16,000
Total	$15,393,000	$14,727,000	$14,381,000

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

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2019 is presented in the following table:

				For the six months ended June 30, 2019		For the quarter ended June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,230,000	$7,510,000	$—	$8,273,000	$183,000	$7,805,000	$93,000
Construction	982,000	990,000	—	903,000	23,000	990,000	11,000
Other	949,000	978,000	—	1,034,000	14,000	862,000	8,000
Municipal	—	—	—	—	—		—
Residential
Term	10,004,000	11,689,000	—	9,571,000	139,000	10,136,000	71,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,000,000	1,065,000	—	989,000	10,000	1,002,000	5,000
Consumer	—	—	—	—	—	—	—
	$20,165,000	$22,232,000	$—	$20,770,000	$369,000	$20,795,000	$188,000
With an Allowance Recorded
Commercial
Real estate	$1,731,000	$1,742,000	$196,000	$1,446,000	$49,000	$1,677,000	$23,000
Construction	—	—	—	—	—	—	—
Other	6,633,000	7,022,000	1,320,000	7,144,000	—	6,778,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	2,632,000	2,813,000	305,000	2,031,000	36,000	2,217,000	19,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	19,000	24,000	9,000	24,000	—	20,000	—
Consumer	—	—	—	1,000	—	1,000	—
	$11,015,000	$11,601,000	$1,830,000	$10,646,000	$85,000	$10,693,000	$42,000
Total
Commercial
Real estate	$8,961,000	$9,252,000	$196,000	$9,719,000	$232,000	$9,482,000	$116,000
Construction	982,000	990,000	—	903,000	23,000	990,000	11,000
Other	7,582,000	8,000,000	1,320,000	8,178,000	14,000	7,640,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	12,636,000	14,502,000	305,000	11,602,000	175,000	12,353,000	90,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,019,000	1,089,000	9,000	1,013,000	10,000	1,022,000	5,000
Consumer	—	—	—	1,000	—	1,000	—
	$31,180,000	$33,833,000	$1,830,000	$31,416,000	$454,000	$31,488,000	$230,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2018 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,718,000	$9,161,000	$—	$5,536,000	$380,000
Construction	721,000	721,000	—	762,000	43,000
Other	1,468,000	1,555,000	—	2,037,000	32,000
Municipal	—	—	—	—	—
Residential
Term	9,136,000	10,317,000	—	9,427,000	289,000
Construction	—	—	—	—	—
Home equity line of credit	972,000	1,035,000	—	1,001,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$21,030,000	$22,831,000	$—	$18,776,000	$764,000
With an Allowance Recorded
Commercial
Real estate	$1,042,000	$1,059,000	$260,000	$3,477,000	$42,000
Construction	—	—	—	—	—
Other	7,791,000	8,216,000	1,696,000	7,471,000	5,000
Municipal	—	—	—	—	—
Residential
Term	1,768,000	1,998,000	335,000	1,982,000	53,000
Construction	—	—	—	—	—
Home equity line of credit	120,000	124,000	17,000	99,000	—
Consumer	—	—	—	—	—
	$10,721,000	$11,397,000	$2,308,000	$13,029,000	$100,000
Total
Commercial
Real estate	$9,760,000	$10,220,000	$260,000	$9,013,000	$422,000
Construction	721,000	721,000	—	762,000	43,000
Other	9,259,000	9,771,000	1,696,000	9,508,000	37,000
Municipal	—	—	—	—	—
Residential
Term	10,904,000	12,315,000	335,000	11,409,000	342,000
Construction	—	—	—	—	—
Home equity line of credit	1,092,000	1,159,000	17,000	1,100,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$31,751,000	$34,228,000	$2,308,000	$31,805,000	$864,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2018 is presented in the following table:

				For the six months ended June 30, 2018		For the quarter ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,438,000	$5,749,000	$—	$4,666,000	$110,000	$5,169,000	$56,000
Construction	1,027,000	1,027,000	—	789,000	21,000	837,000	11,000
Other	2,265,000	2,349,000	—	2,287,000	17,000	2,272,000	11,000
Municipal	—	—	—	—	—	—	—
Residential
Term	9,613,000	10,808,000	—	9,671,000	151,000	9,642,000	80,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	928,000	1,021,000	—	1,004,000	9,000	918,000	4,000
Consumer	16,000	29,000	—	16,000	—	16,000	—
	$19,287,000	$20,983,000	$—	$18,433,000	$308,000	$18,854,000	$162,000
With an Allowance Recorded
Commercial
Real estate	$3,470,000	$3,488,000	$270,000	$3,819,000	$67,000	$3,749,000	$28,000
Construction	—	—	—	—	—	—	—
Other	7,174,000	7,388,000	1,647,000	7,176,000	—	7,170,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	2,161,000	2,378,000	286,000	2,027,000	48,000	2,086,000	24,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	100,000	100,000	2,000	88,000	—	107,000	—
Consumer	—	—	—	—	—	—	—
	$12,905,000	$13,354,000	$2,205,000	$13,110,000	$115,000	$13,112,000	$52,000
Total
Commercial
Real estate	$8,908,000	$9,237,000	$270,000	$8,485,000	$177,000	$8,918,000	$84,000
Construction	1,027,000	1,027,000	—	789,000	21,000	837,000	11,000
Other	9,439,000	9,737,000	1,647,000	9,463,000	17,000	9,442,000	11,000
Municipal	—	—	—	—	—	—	—
Residential
Term	11,774,000	13,186,000	286,000	11,698,000	199,000	11,728,000	104,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,028,000	1,121,000	2,000	1,092,000	9,000	1,025,000	4,000
Consumer	16,000	29,000	—	16,000	—	16,000	—
	$32,192,000	$34,337,000	$2,205,000	$31,543,000	$423,000	$31,966,000	$214,000

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
As of June 30, 2019, the Company had 83 loans with a balance of $24,454,000 that have been classified as TDRs. This compares to 76 loans with a balance of $25,222,000 and 72 loans with a balance of $25,606,000 classified as TDRs as of December 31, 2018 and June 30, 2018, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of June 30, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	19	$7,624,000	$192,000
Construction	1	721,000	—
Other	9	7,185,000	1,275,000
Municipal	—	—	—
Residential
Term	51	8,433,000	224,000
Construction	—	—	—
Home equity line of credit	3	491,000	—
Consumer	—	—	—
	83	$24,454,000	$1,691,000
The following table shows TDRs by class and the specific reserve as of December 31, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$8,631,000	$132,000
Construction	1	721,000	—
Other	10	7,298,000	1,276,000
Municipal	—	—	—
Residential
Term	45	8,074,000	160,000
Construction	—	—	—
Home equity line of credit	3	498,000	—
Consumer	—	—	—
	76	$25,222,000	$1,568,000

The following table shows TDRs by class and the specific reserve as of June 30, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	15	$8,026,000	$143,000
Construction	1	741,000	—
Other	5	7,071,000	1,100,000
Municipal	—	—	—
Residential
Term	48	9,263,000	287,000
Construction	—	—	—
Home equity line of credit	3	505,000	—
Consumer	—	—	—
	72	$25,606,000	$1,530,000

As of June 30, 2019, 15 of the loans classified as TDRs with a total balance of $1,681,000 were more than 30 days past due. Of these loans, three had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	4	392,000	134,000
Municipal	—	—	—
Residential
Term	9	1,094,000	39,000
Construction	—	—	—
Home equity line of credit	2	195,000	—
Consumer	—	—	—
	15	$1,681,000	$173,000

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

For the six months ended June 30, 2019, nine loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$111,000	$100,000	$100,000
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	7	805,000	710,000	74,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	9	$916,000	$810,000	$174,000

For the six months ended June 30, 2018, 10 loans were placed on TDR status. The following table shows these TDRs by class and associated specific reserves included in the allowance for loan losses as of June 30, 2018.

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

For the quarter ended June 30, 2019, four loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$111,000	$100,000	$100,000
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	234,000	161,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	4	$345,000	$261,000	$100,000

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

As of June 30, 2019, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,025,000. There were also 23 loans with an outstanding balance of $8,666,000 that were classified as TDRs and on non-accrual status, of which three loans with an outstanding balance of $398,000 were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of June 30, 2019, there were 11 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,231,000. This compares to 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,524,000 as of June 30, 2018.
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
A breakdown of the allowance for loan losses as of June 30, 2019, December 31, 2018, and June 30, 2018, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$196,000	$789,000	$2,624,000	$—	$3,609,000
Construction	—	72,000	237,000	—	309,000
Other	1,320,000	457,000	1,504,000	—	3,281,000
Municipal	—	—	25,000	—	25,000
Residential
Term	305,000	197,000	604,000	—	1,106,000
Construction	—	6,000	17,000	—	23,000
Home equity line of credit	9,000	156,000	468,000	—	633,000
Consumer	—	279,000	370,000	—	649,000
Unallocated	—	—	—	1,836,000	1,836,000
	$1,830,000	$1,956,000	$5,849,000	$1,836,000	$11,471,000

As of December 31, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$260,000	$742,000	$2,565,000	$—	$3,567,000
Construction	—	57,000	198,000	—	255,000
Other	1,696,000	414,000	1,431,000	—	3,541,000
Municipal	—	—	24,000	—	24,000
Residential
Term	335,000	326,000	574,000	—	1,235,000
Construction	—	12,000	22,000	—	34,000
Home equity line of credit	17,000	263,000	450,000	—	730,000
Consumer	—	271,000	359,000	—	630,000
Unallocated	—	—	—	1,216,000	1,216,000
	$2,308,000	$2,085,000	$5,623,000	$1,216,000	$11,232,000

As of June 30, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$270,000	$1,067,000	$2,395,000	$—	$3,732,000
Construction	—	123,000	276,000	—	399,000
Other	1,647,000	563,000	1,265,000	—	3,475,000
Municipal	—	—	21,000	—	21,000
Residential
Term	286,000	311,000	541,000	—	1,138,000
Construction	—	10,000	19,000	—	29,000
Home equity line of credit	2,000	287,000	389,000	—	678,000
Consumer	—	269,000	306,000	—	575,000
Unallocated	—	—	—	1,425,000	1,425,000
	$2,205,000	$2,630,000	$5,212,000	$1,425,000	$11,472,000
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
The qualitative portion of the allowance for loan losses was 0.47% of related loans as of June 30, 2019, compared to 0.45% of related loans as of December 31, 2018. The qualitative portion increased $226,000 between December 31, 2018 and June 30, 2019 due to a mix of factors.
The unallocated component of the allowance totaled $1,836,000 at June 30, 2019, or 16.0% of the total reserve. This compares to $1,216,000 or 10.8% as of December 31, 2018. The change supported general imprecision related to portfolio growth and includes consideration of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
The allowance for loan losses as a percent of total loans stood at 0.92% as of June 30, 2019, 0.91% at December 31, 2018 and 0.94% as of June 30, 2018.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 25.2% of capital are below the regulatory guidance limit of 100.0% of capital at June 30, 2019. Construction loans and non-owner-occupied commercial real estate loans are at 122.7% of total capital, below the regulatory limit of 300.0% of capital at June 30, 2019.
The process of establishing the allowance with respect to the commercial loan portfolio begins when a Loan Officer or Senior Officer (or designate) initially assigns each loan a risk rating, using established credit criteria. Approximately 60% of a trailing four quarter average gross commercial portfolio is subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $500,000 are subject to review annually by the Company's internal credit review function. The methodology employs Management's judgment as to the level of losses on existing loans based on internal review of the loan portfolio, including an analysis of a borrower's current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business.

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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2019:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$3,683,000	$39,000	$3,722,000
2 Above Average	12,912,000	36,000	4,813,000	33,549,000	51,310,000
3 Satisfactory	81,155,000	2,380,000	43,635,000	398,000	127,568,000
4 Average	183,012,000	20,854,000	90,772,000	2,127,000	296,765,000
5 Watch	61,807,000	9,254,000	50,417,000	—	121,478,000
6 OAEM	1,461,000	—	1,906,000	—	3,367,000
7 Substandard	19,234,000	261,000	10,684,000	—	30,179,000
8 Doubtful	—	—	—	—	—
Total	$359,581,000	$32,785,000	$205,910,000	$36,113,000	$634,389,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2019.

The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2019, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2019:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2019
Beginning balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Charge offs	53,000	—	109,000	—	93,000	—	38,000	187,000	—	480,000
Recoveries	13,000	—	2,000	—	6,000	—	2,000	71,000	—	94,000
Provision (credit)	82,000	54,000	(153,000)	1,000	(42,000)	(11,000)	(61,000)	135,000	620,000	625,000
Ending balance	$3,609,000	$309,000	$3,281,000	$25,000	$1,106,000	$23,000	$633,000	$649,000	$1,836,000	$11,471,000
For the three months ended June 30, 2019
Beginning balance	$3,632,000	$325,000	$3,430,000	$25,000	$1,114,000	$30,000	$630,000	$660,000	$1,644,000	$11,490,000
Charge offs	53,000	—	108,000	—	44,000	—	—	124,000	—	329,000
Recoveries	5,000	—	1,000	—	3,000	—	1,000	50,000	—	60,000
Provision (credit)	25,000	(16,000)	(42,000)	—	33,000	(7,000)	2,000	63,000	192,000	250,000
Ending balance	$3,609,000	$309,000	$3,281,000	$25,000	$1,106,000	$23,000	$633,000	$649,000	$1,836,000	$11,471,000
Allowance for loan losses as of June 30, 2019
Ending balance specifically evaluated for impairment	$196,000	$—	$1,320,000	$—	$305,000	$—	$9,000	$—	$—	$1,830,000
Ending balance collectively evaluated for impairment	$3,413,000	$309,000	$1,961,000	$25,000	$801,000	$23,000	$624,000	$649,000	$1,836,000	$9,641,000
Related loan balances as of June 30, 2019
Ending balance	$359,581,000	$32,785,000	$205,910,000	$36,113,000	$481,349,000	$13,239,000	$94,763,000	$25,392,000	$—	$1,249,132,000
Ending balance specifically evaluated for impairment	$8,961,000	$982,000	$7,582,000	$—	$12,636,000	$—	$1,019,000	$—	$—	$31,180,000
Ending balance collectively evaluated for impairment	$350,620,000	$31,803,000	$198,328,000	$36,113,000	$468,713,000	$13,239,000	$93,744,000	$25,392,000	$—	$1,217,952,000

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

As of June 30, 2019, 163,192 shares of restricted stock had been granted under the 2010 Plan, of which 75,804 shares remain restricted as of June 30, 2019 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2015	5.0	12,023	0.6
2016	5.0	15,015	1.6
2017	3.0	4,902	0.6
2017	5.0	9,972	2.6
2018	2.0	932	0.5
2018	3.0	2,150	1.6
2018	4.0	2,068	2.5
2018	5.0	9,655	3.5
2019	1.0	1,349	0.6
2019	2.0	1,484	1.6
2019	3.0	16,254	2.6
		75,804	1.8

The compensation cost related to these restricted stock grants is $1,797,000 and is recognized over the vesting terms of each grant. In the six months ended June 30, 2019, $244,000 of expense was recognized for these restricted shares, leaving $921,000 in unrecognized expense as of June 30, 2019. In the six months ended June 30, 2018, $190,000 of expense was recognized for restricted shares, leaving $869,000 in unrecognized expense as of June 30, 2018.
Note 6 – Preferred and Common Stock
Preferred Stock
The Company does not have any preferred stock.

Common Stock
Proceeds from sale of common stock totaled $329,000 and $310,000 for the six months ended June 30, 2019 and 2018, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2019 and 2018:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2019
Net income as reported	$12,551,000
Basic EPS: Income available to common shareholders	12,551,000	10,807,579	$1.16
Effect of dilutive securities: restricted stock		74,769
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,551,000	10,882,348	$1.15
For the six months ended June 30, 2018
Net income as reported	$11,240,000
Basic EPS: Income available to common shareholders	11,240,000	10,776,680	$1.04
Effect of dilutive securities: restricted stock		70,443
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,240,000	10,847,123	$1.04

The following table sets forth the computation of basic diluted EPS for the quarters ended June 30, 2019 and 2018.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2019
Net income as reported	$6,395,000
Basic EPS: Income available to common shareholders	6,395,000	10,812,323	$0.59
Effect of dilutive securities: restricted stock		75,577
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,395,000	10,887,900	$0.59
For the quarter ended June 30, 2018
Net income as reported	$5,734,000
Basic EPS: Income available to common shareholders	5,734,000	10,779,275	$0.53
Effect of dilutive securities: restricted stock		70,443
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,734,000	10,849,718	$0.53

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2018. The amount for 2019 has not been established. The expense related to the 401(k) plan was $322,000 and $288,000 for the six months ended June 30, 2019 and 2018, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $81,000 for the six months ended June 30, 2019 and $86,000 for the the same period in 2018. As of June 30, 2019, the associated accrued liability included in other liabilities in the balance sheet was $2,887,000 compared to $2,949,000 and $3,003,000 at December 31, 2018 and June 30, 2018, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the six months ended June 30,
	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$1,599,000	$1,874,000
Interest cost	33,000	38,000
Benefits paid	(56,000)	(56,000)
Benefit obligation at end of period	$1,576,000	$1,856,000
Funded status
Benefit obligation at end of period	$(1,576,000)	$(1,856,000)
Unamortized (gain) loss	(47,000)	186,000
Accrued benefit cost at end of period	$(1,623,000)	$(1,670,000)

The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarter ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost
Interest cost	$33,000	$38,000	$17,000	$19,000
Net periodic benefit cost	$33,000	$38,000	$17,000	$19,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	June 30, 2019	December 31, 2018	June 30, 2018
Unamortized net actuarial gain (loss)	$47,000	$47,000	$(186,000)
Deferred tax benefit (expense)	(10,000)	(10,000)	39,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$37,000	$37,000	$(147,000)

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the six months and quarter ended June 30, 2019 and 2018.

	For the six months ended June 30,		For the quarter ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$(5,051,000)	$(2,901,000)	$(1,539,000)	$(6,210,000)
Unrealized gains (losses) arising during the period	9,875,000	(5,363,000)	5,429,000	(1,311,000)
Reclassification of realized gains during the period	—	(136,000)	—	—
Related deferred taxes	(2,074,000)	1,155,000	(1,140,000)	276,000
Net change	7,801,000	(4,344,000)	4,289,000	(1,035,000)
Balance at end of period	$2,750,000	$(7,245,000)	$2,750,000	$(7,245,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the six months and quarter ended June 30, 2019 and 2018.

	For the six months ended June 30,		For the quarter ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$(197,000)	$(174,000)	$(194,000)	$(182,000)
Amortization of net unrealized gains (losses)	9,000	(19,000)	5,000	(9,000)
Related deferred taxes	(2,000)	4,000	(1,000)	2,000
Net change	7,000	(15,000)	4,000	(7,000)
Balance at end of period	$(190,000)	$(189,000)	$(190,000)	$(189,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the six months and quarter ended June 30, 2019 and 2018.

	For the six months ended June 30,		For the quarter ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,438,000	$1,544,000	$973,000	$1,928,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	(1,725,000)	661,000	(1,136,000)	175,000
Related deferred taxes	362,000	(139,000)	238,000	(37,000)
Net change	(1,363,000)	522,000	(898,000)	138,000
Balance at end of period	$75,000	$2,066,000	$75,000	$2,066,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the six months and quarter ended June 30, 2019 and 2018.

	For the six months ended June 30,		For the quarter ended June 30,
	2019	2018	2019	2018
Unrecognized postretirement benefits at beginning of period	$37,000	$(147,000)	$37,000	$(147,000)
Amortization of unrecognized transition obligation	—	—	—	—
Change in unamortized net actuarial gain (loss)	—	—	—	—
Related deferred taxes	—	—	—	—
Unrecognized postretirement benefits at end of period	$37,000	$(147,000)	$37,000	$(147,000)

Note 10 - Financial Derivative Instruments

The Bank uses derivative financial instruments for risk management purposes and not for trading or speculative purposes. As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant effect on net interest income.
The Bank recognizes its derivative instruments in the consolidated balance sheet at fair value.  On the date the derivative instrument is entered into, the Bank designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Bank formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Bank also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss. Any ineffective portion is recorded in earnings. The Bank discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

The details of the interest rate swap agreements are as follows:

					June 30, 2019		December 31, 2018
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value
06/27/2016	06/27/2021	1-Month USD LIBOR	0.893%	Other Assets	$20,000,000	$300,000	$20,000,000	$763,000
06/28/2016	06/28/2021	1-Month USD LIBOR	0.940%	Other Assets	30,000,000	423,000	30,000,000	1,110,000
06/05/2018	12/05/2019	1-Month USD LIBOR	2.466%	Other Liabilities/Other Assets	25,000,000	(45,000)	25,000,000	16,000
06/05/2018	06/05/2020	1-Month USD LIBOR	2.547%	Other Liabilities	25,000,000	(160,000)	25,000,000	(9,000)
06/05/2018	12/05/2020	1-Month USD LIBOR	2.603%	Other Liabilities	25,000,000	(313,000)	25,000,000	(60,000)
12/05/2019	12/05/2022	3-Month USD LIBOR	1.779%	Other Liabilities	25,000,000	(110,000)	—	—
					$150,000,000	$95,000	$125,000,000	$1,820,000

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

Customer loan derivatives
The Company will enter into interest rate swaps with qualified commercial customers. Through these arrangements, the Bank is able to provide a means for a loan customer to obtain a long-term fixed rate, while it simultaneously contracts with an approved, highly-rated, third-party financial institution as counterparty to swap the fixed rate for a variable rate. Such loan level arrangements are not designated as hedges for accounting purposes, and are recorded at fair value in the Company’s consolidated balance sheet. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At June 30, 2019, the Bank posted to the counterparty $1.4 million of securities as collateral on its customer loan swap contracts.
At June 30, 2019 there was one customer loan swap arrangement in place, detailed below:

		June 30, 2019			December 31, 2018
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Receive Fixed, Pay Variable	Other Assets	1	$12,914,000	$991,000	—	—	—
Pay Fixed, Receive Variable	Other Liabilities	1	12,914,000	(991,000)	—	—	—
Total		2	$25,828,000	—	—	—	—

The Company is aware that LIBOR may no longer be published after December 31, 2021 and is monitoring the introduction and market acceptance of replacement indices. Each of the interest rate swap contracts the Company has in place are set to mature by December 31, 2021, with the exception of one contract which is set to mature December 5, 2022 and the customer loan swap which is set to mature October 1, 2039.
Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2019, the prepayment assumption using the PSA model was 209, which translates into an anticipated prepayment rate of 12.54%. The discount rate is 9.50%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2019 and 2018, servicing rights capitalized totaled $128,000 and $119,000, respectively. Servicing rights amortized for the six-month periods ended June 30, 2019 and 2018 were $114,000 and $102,000, respectively. The fair value of servicing rights was $2,087,000, $2,586,000 and $2,581,000 at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The Bank serviced loans for others totaling $259,889,000, $261,654,000 and $259,105,000 at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2019	December 31, 2018	June 30, 2018
Mortgage servicing rights	$5,846,000	$5,718,000	$5,546,000
Accumulated amortization	(4,478,000)	(4,364,000)	(4,261,000)
	$1,368,000	$1,354,000	$1,285,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2019 and 2018, and at December 31, 2018:

	June 30, 2019	December 31, 2018	June 30, 2018
Certificates of deposit < $100,000	$377,806,000	$372,464,000	$400,680,000
Certificates $100,000 to $250,000	268,296,000	162,185,000	204,311,000
Certificates $250,000 and over	70,896,000	56,760,000	52,400,000
	$716,998,000	$591,409,000	$657,391,000

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

Loans
Fair values are estimated for portfolios of loans based on exit pricing notion. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain collateral-dependent impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the Company classifies collateral dependent impaired loans for which a specific reserve results in a fair value measure as Level 2. All other impaired loans are classified as Level 3.

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2019 and 2018, and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

Customer Loan Derivatives
The valuation of the Company’s customer loan derivatives is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of master netting arrangements and any applicable credit enhancements, such as collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019, December 31, 2018 and June 30, 2018.

	At June 30, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$5,012,000	$—	$5,012,000
Mortgage-backed securities	—	312,625,000	—	312,625,000
State and political subdivisions	—	4,933,000	—	4,933,000
Total securities available for sale	—	322,570,000	—	322,570,000
Interest rate swap agreements	—	723,000	—	723,000
Customer loan interest swap agreements	—	991,000	—	991,000
Total interest rate swap agreements	$—	$1,714,000	$—	$1,714,000
Total assets	$—	$324,284,000	$—	$324,284,000

	At June 30, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$628,000	$—	$629,000
Customer loan interest swap agreements	—	991,000	—	991,000
Total liabilities	$—	$1,619,000	$—	$1,620,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$5,007,000	$—	$5,007,000
Mortgage-backed securities	—	307,693,000	—	307,693,000
State and political subdivisions	—	4,716,000	—	4,716,000
Total securities available for sale	—	317,416,000	—	317,416,000
Interest rate swap agreements	—	1,889,000	—	1,889,000
Total assets	$—	$319,305,000	$—	$319,305,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$69,000	$—	$69,000
Total liabilities	$—	$69,000	$—	$69,000

	At June 30, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$297,378,000	$—	$297,378,000
State and political subdivisions	—	4,692,000	—	4,692,000
Total securities available for sale	—	302,070,000	—	302,070,000
Interest rate swap agreements	—	2,616,000	—	2,616,000
Total assets	$—	$304,686,000	$—	$304,686,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $0 at June 30, 2019, 2018 and December 31, 2018. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $1,594,000, $2,096,000 and $1,893,000 at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

	At June 30, 2019
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$289,000	$—	$289,000
Impaired loans	—	6,693,000	—	6,693,000
Total assets	$—	$6,982,000	$—	$6,982,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$584,000	$—	$584,000
Impaired loans	—	7,415,000	—	7,415,000
Total assets	$—	$7,999,000	$—	$7,999,000

	At June 30, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$609,000	$—	$609,000
Impaired loans	—	6,387,000	—	6,387,000
Total assets	$—	$6,996,000	$—	$6,996,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2019 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$302,527,000	$308,075,000	$—	$308,075,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	355,285,000	350,390,000	—	622,000	349,768,000
Construction	32,417,000	31,970,000	—	—	31,970,000
Other	202,004,000	200,804,000	—	5,315,000	195,489,000
Municipal	36,083,000	35,825,000	—	—	35,825,000
Residential
Term	480,032,000	475,560,000	—	745,000	474,815,000
Construction	13,212,000	13,089,000	—	—	13,089,000
Home equity line of credit	94,009,000	93,260,000	—	11,000	93,249,000
Consumer	24,619,000	22,917,000	—	—	22,917,000
Total loans	1,237,661,000	1,223,815,000	—	6,693,000	1,217,122,000
Mortgage servicing rights	1,368,000	2,087,000	—	2,087,000	—
Financial liabilities
Local certificates of deposit	$281,903,000	$283,746,000	$—	$283,746,000	$—
National certificates of deposit	435,095,000	436,682,000	—	436,682,000	—
Total certificates of deposits	716,998,000	720,428,000	—	720,428,000	—
Repurchase agreements	40,954,000	40,912,000	—	40,912,000	—
Federal Home Loan Bank advances	140,904,000	139,880,000	—	139,880,000	—
Total borrowed funds	181,858,000	180,792,000	—	180,792,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2018 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$255,663,000	$250,900,000	$—	$250,900,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	349,243,000	340,526,000	—	423,000	340,103,000
Construction	27,018,000	26,344,000	—	—	26,344,000
Other	192,420,000	189,842,000	—	6,096,000	183,746,000
Municipal	51,101,000	50,965,000	—	—	50,965,000
Residential
Term	467,760,000	451,323,000	—	793,000	450,530,000
Construction	17,705,000	17,083,000	—	—	17,083,000
Home equity line of credit	97,650,000	95,175,000	—	103,000	95,072,000
Consumer	24,154,000	22,530,000	—	—	22,530,000
Total loans	1,227,051,000	1,193,788,000	—	7,415,000	1,186,373,000
Mortgage servicing rights	1,354,000	2,586,000	—	2,586,000	—
Financial liabilities
Local certificates of deposit	$284,482,000	$281,282,000	$—	$281,282,000	$—
National certificates of deposit	306,927,000	307,508,000	—	307,508,000	—
Total deposits	591,409,000	588,790,000	—	588,790,000	—
Repurchase agreements	40,205,000	40,161,000	—	40,161,000	—
Federal Home Loan Bank advances	170,112,000	169,240,000	—	169,240,000	—
Total borrowed funds	210,317,000	209,401,000	—	209,401,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2018 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$260,077,000	$256,316,000	$—	$256,316,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	345,853,000	338,784,000	—	423,000	338,361,000
Construction	39,852,000	39,037,000	—	—	39,037,000
Other	180,750,000	178,904,000	—	5,527,000	173,377,000
Municipal	48,693,000	47,790,000	—	—	47,790,000
Residential
Term	452,289,000	441,029,000	—	339,000	440,690,000
Construction	14,550,000	14,443,000	—	—	14,443,000
Home equity line of credit	106,892,000	105,264,000	—	98,000	105,166,000
Consumer	24,089,000	23,322,000	—	—	23,322,000
Total loans	1,212,968,000	1,188,573,000	—	6,387,000	1,182,186,000
Mortgage servicing rights	1,285,000	2,581,000	—	2,581,000	—
Financial liabilities
Local certificates of deposit	267,932,000	263,342,000	—	263,342,000	—
National certificates of deposit	389,459,000	389,062,000	—	389,062,000	—
Total certificates of deposits	657,391,000	652,404,000	—	652,404,000	—
Repurchase agreements	91,764,000	88,560,000	—	88,560,000	—
Federal Home Loan Bank advances	205,691,000	204,476,000	—	204,476,000	—
Total borrowed funds	297,455,000	293,036,000	—	293,036,000	—

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, and anticipates it may have a material impact. The Bank has formed an implementation committee for ASU No. 2016-13. To date, committee members have participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and have chosen a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. The Bank is in the late stages of implementing this software. On July 17, 2019, the FASB announced its intention to propose an extended effective date of January 1, 2023 for compliance with the ASU by smaller reporting companies. The Company may qualify for this extension and management will evaluate its CECL compliance timetable in the event that the FASB finalizes its extension.
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
Derivative Financial Instruments. The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date the Company enters into the derivative contract, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income (loss) and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments, including customer loan swaps, are recorded at fair value with changes in fair value recorded in earnings. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2019	2018	2019	2018
Net interest income as presented	$25,849	$24,678	$12,950	$12,269
Effect of tax-exempt income	1,151	1,046	589	533
Net interest income, tax equivalent	$27,000	$25,724	$13,539	$12,802
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2019	2018	2019	2018
Non-interest expense, as presented	$17,128	$16,755	$8,730	$8,176
Net interest income, as presented	25,849	24,678	12,950	12,269
Effect of tax-exempt interest income	1,151	1,046	589	533
Non-interest income, as presented	6,749	6,313	3,605	3,181
Effect of non-interest tax-exempt income	83	83	41	41
Net securities gains	—	(136)	—	—
Adjusted net interest income plus non-interest income	$33,832	$31,984	$17,185	$16,024
Non-GAAP efficiency ratio	50.63%	52.39%	50.80%	51.02%
GAAP efficiency ratio	52.54%	54.06%	52.73%	52.92%
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

The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2019	2018	2019	2018
Average shareholders' equity as presented	$198,411	$182,979	$201,384	$183,898
Less average intangible assets	(29,968)	(30,011)	(29,978)	(30,021)
Average tangible shareholders' common equity	$168,443	$152,968	$171,406	$153,877
Executive Summary
Net income for the six months ended June 30, 2019 was $12.6 million, up $1.3 million or 11.7% from the same period in 2018. Earnings per common share on a fully diluted basis were $1.15 for the six months ended June 30, 2019, up $0.11 or 10.6% from the $1.04 posted for the same period in 2018. For the quarter ended June 30, 2019, net income was $6.4 million, up $661,000 or 11.5% from the same period in 2018. Earnings per common share on a fully diluted basis were $0.59 for the quarter ended June 30, 2019, up $0.06 or 11.3% from the $0.53 posted in 2018. Compared to the previous quarter, net income was up $239,000 or 3.9% and earnings per common share on a fully diluted basis were up $0.02 or 3.5%.
The Company is off to a strong start in 2019, setting a new earnings mark in the second quarter with net income of $6.4 million. Continued growth in earning assets resulted in a year-over-year increase of 5.8% in tax equivalent net interest income, while margins have remained stable. The Company's non-interest income increased from a year ago, led by loan swap fees and wealth management income. Operating expenses remain controlled as seen in our efficiency ratio of 50.80% for the quarter. Based upon the strength of the Company's earnings, a dividend of 30 cents per share was declared in the second quarter, representing a payout to our shareholders of 50.85% of net income for the period.
Net interest income on a tax-equivalent basis was up $1.3 million or 5.0% in the six months ended June 30, 2019 compared to the same period in 2018, with the increase primarily attributable to growth in earning assets. For the quarter ended June 30, 2019, net interest income on a tax-equivalent basis increased $737,000 or 5.8% compared to the same period in 2018, with the net interest margin remaining stable.
Non-interest income for the six months ended June 30, 2019 was up $436,000 or 6.9%, from the six months ended June 30, 2018; growth was led by loan swaps fees and wealth management income. Non-interest expense for the six months ended June 30, 2019 was up $373,000 or 2.2% from the same period 2018. Increases in employee expenses, furniture and equipment expenses and other operating expenses were partially offset by savings in FDIC Insurance premium expense.
Credit quality is stable and remains solid. Non-performing assets stood at 0.83% of total assets as of June 30, 2019 - up from 0.78% of total assets as of June 30, 2018 and 0.79% as of December 31, 2018. Total past-due loans were 0.98% of total loans as of June 30, 2019, down from 1.08% of total loans as of December 31, 2018 and up from 0.61% as of June 30, 2018.
The provision for loan losses for the first six months of 2019 was $625,000, down from the $1.0 million provisioned in the same period in 2018. Net loan chargeoffs for the six months ended June 30, 2019 were $386,000 or 0.06% of average loans on an annualized basis. This was up modestly from net chargeoffs of $257,000 or 0.04% of average loans on an annualized basis for the six months ended June 30, 2018. The allowance for loan losses increased $239,000 between December 31, 2018 and June 30, 2019, and is 0.92% of loans outstanding as of June 30, 2019, in-line with 0.91% and 0.94% of loans outstanding at December 31, 2018 and June 30, 2018, respectively.
The Company's balance sheet continued to expand in the first six months of 2019 as total assets have increased $54.1 million or 2.8% year-to-date. The loan portfolio increased $10.8 million or 0.9% in the six months ended June 30, 2019 and $24.7 million or 2.0% from a year ago. Loan growth has been centered in commercial loans, with modest growth in residential mortgage loans, while municipal loans decreased due to several expected large payoffs. The investment portfolio has increased $49.4 million year-to-date and increased $59.6 million or 10.4% from a year ago. On the liability side of the balance sheet, low-cost deposits have decreased $35.9 million or 4.6% year-to-date, in-line with our normal seasonal deposit flow pattern. Year-over-year, low-cost deposits increased $88.9 million or 13.5%. Local certificates of deposit ("CDs") increased $3.4 million and wholesale CDs increased $29.0 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.43%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios remain good, with a return on average tangible common equity of 15.03% for the six months ended June 30, 2019 compared to 14.82% for the same period in 2018. Based upon March 31, 2019 data, our return on average tangible common equity was in the top 16% of all banks in the UBPR peer group, which had an average return on equity of 11.21%. Our efficiency ratio continues to be an important component in our overall performance and stood at 50.63% for the six months ended June 30, 2019 compared to 52.39% for the same period in 2018. As of March 31, 2019, the average non-GAAP efficiency ratio for our UBPR peer group was 62.36% which put us in the top 12% of all banks in the UBPR peer group.
Net Interest Income
Total interest income of $39.1 million for the six months ended June 30, 2019 was an increase of $5.4 million or 16.1% compared to total interest income of $33.7 million for the same period of 2018. Total interest expense of $13.2 million for the six months ended June 30, 2019 was a increase of $4.3 million or 47.5% compared to total interest expense for the six months ended June 30, 2018. As a result, net interest income of $25.8 million for the six months ended June 30, 2019 was an increase of $1.2 million or 4.7% compared to net interest income of $24.7 million for the same period ended June 30, 2018. The Company's net interest margin on a tax-equivalent basis decreased from 2.94% for the six months ended June 30, 2018 to 2.90% for the six months ended June 30, 2019. Tax-exempt interest income amounted to $4.3 million for the six months ended June 30, 2019 and $3.9 million for the same period of 2018.
Total interest income of $33.7 million for the six months ended June, 2018 was an increase of $4.2 million or 14.1% compared to total interest income of $29.5 million for the same period of 2017. Total interest expense of $9.0 million for the six months ended June 30, 2018 was an increase of $2.6 million or 41.3% compared to total interest expense for the six months ended June 30, 2017. As a result, net interest income of $24.7 million for the six months ended June 30, 2018 was an increase of $1.5 million of 6.6% compared to net interest income of $23.1 million for the same period ended June 30, 2017. The Company's net interest margin on a tax-equivalent basis decreased from 3.04% for the six months June 30, 2017 to 2.94% for the six months ended June 30, 2018. Tax-exempt interest income amounted to $3.9 million for the six months ended June 30, 2018 and $3.6 million for the same period of 2017.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2019 and 2018. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the six months ended
	June 30, 2019		June 30, 2018
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$97	2.49%	$17	1.84%
Investments	10,500	3.45%	9,130	3.24%
Loans held for sale	4	3.79%	5	3.26%
Loans	29,640	4.77%	25,550	4.33%
Total interest income	40,241	4.33%	34,702	3.97%
Interest expense
Deposits	11,756	1.65%	6,857	1.09%
Other borrowings	1,485	1.58%	2,121	1.60%
Total interest expense	13,241	1.64%	8,978	1.18%
Net interest income	$27,000		$25,724
Interest rate spread		2.68%		2.79%
Net interest margin		2.90%		2.94%

	For the quarters ended
	June 30, 2019		June 30, 2018
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$29	2.30%	$6	1.72%
Investments	5,390	3.44%	4,624	3.25%
Loans held for sale	2	3.41%	2	3.29%
Loans	14,990	4.79%	13,106	4.36%
Total interest-earning assets	20,411	4.34%	17,738	4.00%
Interest expense
Deposits	6,179	1.70%	3,758	1.18%
Other borrowings	693	1.55%	1,178	1.73%
Total interest expense	6,872	1.68%	4,936	1.28%
Net interest income	$13,539		$12,802
Interest rate spread		2.66%		2.72%
Net interest margin		2.88%		2.88%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2019 compared to 2018. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the six months ended June 30, 2019 compared to 2018
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$54	$6	$20	$80
Investment securities	733	590	47	1,370
Loans held for sale	(2)	1	—	(1)
Loans	1,355	2,598	137	4,090
Change in interest income	2,140	3,195	204	5,539
Interest expense
Deposits	899	3,537	463	4,899
Other borrowings	(611)	(34)	9	(636)
Change in interest expense	288	3,503	472	4,263
Change in net interest income	$1,852	$(308)	$(268)	$1,276
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2019 compared to 2018
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$16	$2	$5	$23
Investment securities	480	259	27	766
Loans held for sale	—	—	—	—
Loans	523	1,309	52	1,884
Change in interest income	1,019	1,570	84	2,673
Interest expense
Deposits	538	1,648	235	2,421
Other borrowings	(403)	(124)	42	(485)
Change in interest expense	135	1,524	277	1,936
Change in net interest income	$884	$46	$(193)	$737

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters ended June 30, 2019 and 2018.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Assets
Cash and cash equivalents	$15,516	$16,511	$15,634	$16,455
Interest-bearing deposits in other banks	7,850	1,868	5,063	1,398
Securities available for sale	324,017	299,544	325,757	299,695
Securities to be held to maturity	280,600	257,552	294,322	258,640
Restricted equity securities, at cost	9,569	11,458	8,982	11,541
Loans held for sale	213	309	235	244
Loans	1,253,234	1,190,132	1,254,105	1,205,976
Allowance for loan losses	(11,415)	(11,005)	(11,526)	(11,138)
Net loans	1,241,819	1,179,127	1,242,579	1,194,838
Accrued interest receivable	8,190	6,782	8,785	7,256
Premises and equipment	21,810	22,134	21,637	21,927
Other real estate owned	545	1,020	507	947
Goodwill	29,805	29,805	29,805	29,805
Other assets	45,275	42,901	45,579	43,529
Total Assets	$1,985,209	$1,869,011	$1,998,885	$1,886,275

Liabilities & Shareholders' Equity
Demand deposits	$148,755	$139,358	$146,399	$141,863
NOW deposits	366,217	301,009	363,169	296,951
Money market deposits	137,617	115,124	131,296	103,603
Savings deposits	236,476	232,002	235,133	229,818
Certificates of deposit	694,277	620,194	728,025	644,829
Total deposits	1,583,342	1,407,687	1,604,022	1,417,064
Borrowed funds – short term	179,561	201,380	169,383	207,853
Borrowed funds – long term	10,109	65,116	10,109	65,116
Dividends payable	1,136	1,044	1,116	933
Other liabilities	12,650	10,805	12,871	11,411
Total Liabilities	1,786,798	1,686,032	1,797,501	1,702,377
Shareholders' Equity:
Common stock	109	108	109	108
Additional paid-in capital	62,997	61,969	63,139	62,092
Retained earnings	137,147	125,608	138,643	127,125
Net unrealized loss on securities available for sale	(2,594)	(6,273)	(819)	(7,058)
Net unrealized loss on securities transferred from available for sale to held to maturity	(194)	(181)	(193)	(184)
Net unrealized gain on cash flow hedging derivative instruments	909	1,895	468	1,962
Net unrealized gain (loss) on postretirement benefit costs	37	(147)	37	(147)
Total Shareholders' Equity	198,411	182,979	201,384	183,898
Total Liabilities & Shareholders' Equity	$1,985,209	$1,869,011	$1,998,885	$1,886,275

Non-Interest Income
Non-interest income of $6.7 million for the six months ended June 30, 2019 is an increase of $436,000 compared to the same period in 2018, due to loan swap fees and wealth management income. Non-interest income of $3.6 million for the quarter ended June 30, 2019 is an increase of $424,000 compared to the same period in 2018, due the same reasons mentioned above.
Non-Interest Expense
Non-interest expense of $17.1 million for the six months ended June 30, 2019 is an increase of 2.2% or $373,000 compared to non-interest expense of $16.8 million for the same period in 2018. Year-to-year increases in employee expenses, furniture and equipment expenses and other operating expenses were partially offset by savings in FDIC Insurance premium expense. The Company's efficiency ratio stood at 50.63% for the six months ended June 30, 2019, down from 52.39% for the same period in 2018. Non-interest expense of $8.7 million for the quarter ended June 30, 2019 is an increase of 6.8% compared to noninterest expense of $8.2 million for the same period in 2018 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $2.3 million for the six months ended June 30, 2019, up $298,000 from the same period in 2018.
Investments
The Company's investment portfolio increased by $49.4 million between December 31, 2018 and June 30, 2019. As of June 30, 2019, mortgage-backed securities had a carrying value of $329.2 million and a fair value of $329.7 million. Of this total, securities with a fair value of $128.6 million or 39.0% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $201.1 million or 61.0% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $190,000 at June 30, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2019 and 2018 and December 31, 2018.

Dollars in thousands	June 30, 2019	December 31, 2018	June 30, 2018
Securities available for sale
U.S. Government-sponsored agencies	$5,012	$5,007	$—
Mortgage-backed securities	312,625	307,693	297,378
State and political subdivisions	4,933	4,716	4,692
	$322,570	$317,416	$302,070
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,995	$11,155	$11,155
Mortgage-backed securities	16,569	18,250	20,585
State and political subdivisions	236,213	221,958	224,037
Corporate securities	13,750	4,300	4,300
	$302,527	$255,663	$260,077
Restricted equity securities
Federal Home Loan Bank Stock	$7,945	$10,549	$11,326
Federal Reserve Bank Stock	1,037	1,037	1,037
	$8,982	$11,586	$12,363
Total securities	$634,079	$584,665	$574,510

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2019. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	5,012	3.38% %	—	0.00%
Due in 5 to 10 years	—	0.00%	21,405	3.62%
Due after 10 years	—	0.00%	14,590	3.65%
Total	5,012	3.38%	35,995	3.63%
Mortgage-Backed Securities
Due in 1 year or less	269	2.61%	—	0.00%
Due in 1 to 5 years	16,588	3.14%	4,860	2.91%
Due in 5 to 10 years	99,681	3.07%	7,656	3.46%
Due after 10 years	196,087	2.79%	4,053	4.84%
Total	312,625	2.90%	16,569	3.64%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,337	5.61%
Due in 1 to 5 years	376	5.67%	16,247	5.61%
Due in 5 to 10 years	4,557	4.38%	144,348	4.65%
Due after 10 years	—	0.00%	74,281	4.80%
Total	4,933	4.48%	236,213	4.77%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	750	1.75%
Due in 5 to 10 years	—	0.00%	13,000	5.27%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	13,750	5.08%
	$322,570	2.93%	$302,527	4.59%

Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at June 30, 2019 amounted to $1.3 million, or 0.21% of the amortized cost of the total securities portfolio. At December 31, 2018 this amount was $13.1 million, or 2.30% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of June 30, 2019, the Company had temporarily impaired securities with a fair value of $84.7 million and unrealized losses of $1.3 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $79.6 million as of June 30, 2019, compared with $240.9 million at December 31, 2018. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2019:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$4,150	$—	$49,270	$(790)	$53,420	$(790)
State and political subdivisions	998	(9)	30,325	(487)	31,323	(496)
	$5,148	$(9)	$79,595	$(1,277)	$84,743	$(1,286)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2019, there were no unrealized losses on these securities compared to $472,000 unrealized losses as of December 31, 2018. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at June 30, 2019.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2019, there were $790,000 of unrealized losses on these securities compared with $7.0 million at December 31, 2018. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2019 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2019. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2019, there were $496,000 of unrealized losses on these securities compared to $5.7 million at December 31, 2018. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At June 30, 2019, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2019 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2019. In the first quarter of 2019 one issuer of securities held in the portfolio was downgraded by a rating agency to less than investment grade. These securities total approximately 0.13% of overall state and municipal security holdings and are being monitored. The Company also has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Corporate securities. As of June 30, 2019, there were no of unrealized losses on these securities compared to none at December 31, 2018. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2019, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2019, 2018 and December 31, 2018, the Bank's investment in FHLB stock totaled $7.9 million, $11.3 million and $10.5 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2019. The Company will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2019, the Bank had no loans held for sale. This compares to no loans held for sale at December 31, 2018 and $481,000 in loans held for sale at June 30, 2018. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first six months of 2019, with total loans at $1.25 billion at June 30, 2019, up $10.8 million or 0.9% from total loans of $1.24 billion at December 31, 2018. Commercial loans increased $21.3 million or 3.7% between December 31, 2018 and June 30, 2019, municipal loans decreased $15.0 million or 29.4%, residential term loans increased $12.2 million and home equity lines of credit decreased $3.7 million.
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
Construction loans, both commercial and residential, at 25.2% of capital are well under the regulatory guidance of 100.0% of capital at June 30, 2019. Construction loans and non-owner-occupied commercial real estate loans are at 122.7% of total capital, well under the regulatory guidance of 300.0% of capital at June 30, 2019.
The following table summarizes the loan portfolio, by class, at June 30, 2019 and 2018 and December 31, 2018.

Dollars in thousands	June 30, 2019		December 31, 2018		June 30, 2018
Commercial
Real estate	$359,581	28.8%	$353,243	28.5%	$350,114	28.6%
Construction	32,785	2.6%	27,304	2.2%	40,308	3.3%
Other	205,910	16.5%	196,391	15.9%	184,718	15.1%
Municipal	36,113	2.9%	51,128	4.1%	48,717	4.0%
Residential
Term	481,349	38.5%	469,145	37.9%	453,588	37.0%
Construction	13,239	1.1%	17,743	1.4%	14,583	1.2%
Home equity line of credit	94,763	7.6%	98,469	8.0%	107,666	8.8%
Consumer	25,392	2.0%	24,860	2.0%	24,746	2.0%
Total loans	$1,249,132	100.0%	$1,238,283	100.0%	$1,224,440	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2019.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$509	$20,169	$36,303	$302,600	$359,581
Construction	150	6,620	2,374	23,641	32,785
Other	1,302	87,682	52,344	64,582	205,910
Municipal	—	14,924	12,440	8,749	36,113
Residential
Term	—	9,347	28,340	443,662	481,349
Construction	—	601	—	12,638	13,239
Home equity line of credit	95	541	779	93,348	94,763
Consumer	7,755	6,059	3,543	8,035	25,392
Total loans	$9,811	$145,943	$136,123	$957,255	$1,249,132
The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2019.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$80,960	6.5%	$278,621	22.3%	$359,581	28.8%
Construction	17,687	1.4%	15,098	1.2%	32,785	2.6%
Other	110,391	8.9%	95,519	7.6%	205,910	16.5%
Municipal	34,908	2.8%	1,205	0.1%	36,113	2.9%
Residential
Term	361,476	28.9%	119,873	9.6%	481,349	38.5%
Construction	13,166	1.0%	73	0.1%	13,239	1.1%
Home equity line of credit	1,142	0.1%	93,621	7.5%	94,763	7.6%
Consumer	18,904	1.5%	6,488	0.5%	25,392	2.0%
Total loans	$638,634	51.1%	$610,498	48.9%	$1,249,132	100.0%

Loan Concentrations
As of June 30, 2019, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.
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
The process of establishing the allowance with respect to the commercial loan portfolio begins when a Loan Officer or Senior Officer (or designate) initially assigns each loan a risk rating, using established credit criteria. Approximately 60% of a trailing four quarter average gross commercial portfolio is subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $500,000 are subject to review annually by the Company's internal credit review function. Our methodology employs Management's judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2019, impaired loans with specific reserves totaled $11.0 million and the amount of such reserves was $1.8 million. This compares to impaired loans with specific reserves of $10.7 million at December 31, 2018 and the amount of such reserves was $2.3 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2019 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of June 30, 2019 and 2018 and December 31, 2018. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2019		December 31, 2018		June 30, 2018
Commercial
Real estate	$3,609	28.8%	$3,567	28.5%	$3,732	28.6%
Construction	309	2.6%	255	2.2%	399	3.3%
Other	3,281	16.5%	3,541	15.9%	3,475	15.1%
Municipal	25	2.9%	24	4.1%	21	4.0%
Residential
Term	1,106	38.5%	1,235	37.9%	1,138	37.0%
Construction	23	1.1%	34	1.4%	29	1.2%
Home equity line of credit	633	7.6%	730	8.0%	678	8.8%
Consumer	649	2.0%	630	2.0%	575	2.0%
Unallocated	1,836	—%	1,216	—%	1,425	—%
Total	$11,471	100.0%	$11,232	100.0%	$11,472	100.0%

The allowance for loan losses totaled $11.5 million at June 30, 2019, compared to $11.2 million as of December 31, 2018 and $11.5 million as of June 30, 2018. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $478,000 in the first six months of 2019 from $2.3 million at December 31, 2018 to $1.8 million at June 30, 2019. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $129,000 in the first six months of 2019. The portion of the reserve based on qualitative factors increased $226,000 in the first six months of 2019 due to a mix of factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the change in unallocated reserves from $1.2 million, or 10.8% of the total reserve at December 31, 2018, to $1.8 million, or 16.0% as of June 30, 2019, supported general imprecision related to portfolio growth and includes consideration of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
A breakdown of the allowance for loan losses as of June 30, 2019, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$196	$789	$2,624	$—	$3,609
Construction	—	72	237	—	309
Other	1,320	457	1,504	—	3,281
Municipal	—	—	25	—	25
Residential
Term	305	197	604	—	1,106
Construction	—	6	17	—	23
Home equity line of credit	9	156	468	—	633
Consumer	—	279	370	—	649
Unallocated	—	—	—	1,836	1,836
	$1,830	$1,956	$5,849	$1,836	$11,471
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $625,000 for the first six months of 2019 and $1.0 million the first six months of 2018. Net chargeoffs were $386,000 in the first six months of 2019, up from $257,000 in the first six months of 2018. Our allowance as a percentage of outstanding loans was 0.92% as of June 30, 2019, slightly up from 0.91% as of December 31, 2018, and down from 0.94% as of June 30, 2018.

The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018:

Dollars in thousands	June 30, 2019	December 31, 2018	June 30, 2018
Balance at the beginning of year	$11,232	$10,729	$10,729
Loans charged off:
Commercial
Real estate	53	168	—
Construction	—	—	—
Other	109	423	17
Municipal	—	—	—
Residential
Term	93	213	96
Construction	—	—	—
Home equity line of credit	38	121	115
Consumer	187	348	145
Total	480	1,273	373
Recoveries on loans previously charged off
Commercial
Real estate	13	52	—
Construction	—	—	—
Other	2	40	10
Municipal	—	—	—
Residential
Term	6	64	42
Construction	—	—	—
Home equity line of credit	2	24	13
Consumer	71	96	51
Total	94	276	116
Net loans charged off	386	997	257
Provision for loan losses	625	1,500	1,000
Balance at end of period	$11,471	$11,232	$11,472
Ratio of net loans charged off to average loans outstanding[1]	0.06%	0.08%	0.04%
Ratio of allowance for loan losses to total loans outstanding	0.92%	0.91%	0.94%
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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.23% at June 30, 2019 compared to 1.19% at December 31, 2018 and 1.17% at June 30, 2018. The following table shows the distribution of nonperforming loans by class as of June 30, 2019 and 2018 and December 31, 2018:

Dollars in thousands	June 30, 2019	December 31, 2018	June 30, 2018
Commercial
Real estate	$1,532	$1,226	$981
Construction	261	—	286
Other	7,014	8,664	8,900
Municipal	—	—	—
Residential
Term	5,892	4,062	3,509
Construction	—	—	—
Home equity line of credit	694	760	689
Consumer	—	15	16
Total nonperforming loans	$15,393	$14,727	$14,381
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2019, loans 90 or more days past due and still accruing interest totaled $672,000, compared to $351,000 at December 31, 2018 and $3,000 at June 30, 2018.

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
As of June 30, 2019, we had 83 loans with a balance of $24.5 million that have been restructured. This compares to 76 loans with a balance of $25.2 million and 72 loans with a balance of $25.6 million classified as TDRs as of December 31, 2018 and June 30, 2018, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2018 and June 30, 2019:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2018	76	$25,222
Added in 2019	9	815
Principal reduction on loans added in 2019		(5)
Net added in 2019		810
Loans paid off in 2019	(2)	(241)
Repayments in 2019	—	(1,337)
Total at June 30, 2019	83	$24,454

As of June 30, 2019, 56 loans with an aggregate balance of $15.4 million were performing under the modified terms, four loans with an aggregate balance of $388,000 were more than 30 days past due and accruing and 23 loans with an aggregate balance of $8.7 million were on nonaccrual. As a percentage of aggregate outstanding balance, 63.0% were performing under the modified terms, 1.6% were more than 30 days past due and accruing and 35.4% were on nonaccrual. The performance status of all TDRs as of June 30, 2019, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$7,430	$—	$194	$7,624
Construction	721	—	—	721
Other	436	133	6,616	7,185
Municipal	—	—	—	—
Residential
Term	6,517	227	1,689	8,433
Construction	—	—	—	—
Home equity line of credit	296	28	167	491
Consumer	—	—	—	—
	$15,400	$388	$8,666	$24,454
Percent of balance	63.0%	1.6%	35.4%	100.0%
Number of loans	56	4	23	83
Associated specific reserve	$318	$—	$1,373	$1,691

Residential TDRs (including home equity lines of credit) as of June 30, 2019 included 54 loans with an aggregate balance of $8.9 million, and the modifications granted fell into five major categories. Loans totaling $5.5 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.2 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $517,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Rate concessions were granted on loans totaling $1.9 million. Loans with an aggregate balance of $1.6 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of June 30, 2019 were comprised of 29 loans with a balance of $15.5 million. Of this total, eight loans with an aggregate balance of $4.1 million had an extended period of interest-only payments, deferring the start of principal repayment. Four loans with an aggregate balance of $1.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Ten loans with an aggregate balance of $7.5 million had a deferral of payment. The remaining seven loans with an aggregate balance of $2.1 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of June 30, 2019, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,025,000. There were also 23 loans with an outstanding balance of $8.7 million that were classified as TDRs and on non-accrual status, of which three loans with an outstanding balance of $398,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $31.2 million at June 30, 2019, and have decreased $571,000 from December 31, 2018. There were 147 impaired loans at June 30, 2019 up from 143 loans at December 31, 2018. Impaired commercial loans decreased $2.2 million between December 31, 2018 and June 30, 2019. The specific allowance for impaired commercial loans decreased from $2.0 million at December 31, 2018 to $1.5 million as of June 30, 2019, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2018 to June 30, 2019, impaired residential loans increased $1,732,000 and impaired home equity lines of credit decreased $73,000.
The following table sets forth impaired loans as of June 30, 2019 and 2018 and December 31, 2018:

Dollars in thousands	June 30, 2019	December 31, 2018	June 30, 2018
Commercial
Real estate	$8,961	$9,760	$8,908
Construction	982	721	1,027
Other	7,582	9,259	9,439
Municipal	—	—	—
Residential
Term	12,636	10,904	11,774
Construction	—	—	—
Home equity line of credit	1,019	1,092	1,028
Consumer	—	15	16
Total	$31,180	$31,751	$32,192
Past Due Loans
The Bank's overall loan delinquency ratio was 0.98% at June 30, 2019 compared to 1.08% at December 31, 2018 and 0.61% at June 30, 2018. Loans 90 days delinquent and accruing increased from $351,000 at December 31, 2018 to $672,000 as of June 30, 2019. The following table sets forth loan delinquencies as of June 30, 2019 and 2018 and December 31, 2018:

Dollars in thousands	June 30, 2019	December 31, 2018	June 30, 2018
Commercial
Real estate	$1,068	$2,051	$715
Construction	15	10	—
Other	2,295	580	795
Municipal	—	—	—
Residential
Term	7,279	6,638	4,275
Construction	—	76	—
Home equity line of credit	1,242	3,731	1,528
Consumer	375	289	125
Total	$12,274	$13,375	$7,438
Loans 30-89 days past due to total loans	0.55%	0.80%	0.35%
Loans 90+ days past due and accruing to total loans	0.05%	0.03%	0.00%
Loans 90+ days past due on non-accrual to total loans	0.37%	0.25%	0.25%
Total past due loans to total loans	0.98%	1.08%	0.61%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2019, there were two potential problem loans with a balance of $135,000 or 0.01% of total loans. This compares to seven loans with a balance of $645,000 or 0.05% of total loans at December 31, 2018.
As of June 30, 2019, there were 13 loans in the process of foreclosure with a total balance of $1.7 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2019 there were three properties owned with an OREO balance of $289,000, compared to December 31, 2018 when there were five properties owned with an OREO balance of $584,000 and June 30, 2018 when there were four properties owned with an OREO balance of $609,000. There were no allowance losses in any period.

The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2019	December 31, 2018	June 30, 2018
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	289	584	609
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$289	$584	$609
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$—	$—	$—
Net Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	289	584	609
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$289	$584	$609

Liquidity Management
As of June 30, 2019, the Bank had primary sources of liquidity of $630.7 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $366.8 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 79.8% of total average assets in the first six months of 2019. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first six months of 2019, total deposits increased by $65.9 million or 4.3% from December 31, 2018 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $35.9 million or 4.6% in the first six months of 2019, money market deposits decreased $23.9 million or 15.7%, and certificates of deposit increased $125.6 million or 21.2%. Between June 30, 2018 and June 30, 2019, total deposits increased by $176.3 million or 12.4%. Low-cost deposits increased by $88.9 million or 13.5%, money market accounts increased $27.8 million or 27.7%, and certificates of deposit increased $59.6 million or 9.1%. The decrease in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation. The majority of the change in certificates of deposit both year-to-date and year-over-year resulted from funding of asset growth and a shift in funding between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2019, borrowed funds decreased $28.5 million or 13.5% from December 31, 2018. Between June 30, 2018 and June 30, 2019, borrowed funds decreased by $115.6 million or 38.9%.
Shareholders' Equity
Shareholders' equity as of June 30, 2019 was $204.6 million, compared to $191.5 million as of December 31, 2018 and $183.3 million as of June 30, 2018. The Company's earnings in the first six months of 2019, net of dividends paid, added to shareholders' equity. The net unrealized gain/(loss) on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" rebounded substantially from a loss position of $5.1 million at December 31, 2018 and now stands at a $2.8 million unrealized gain on available-for-sale securities.
A cash dividend of $0.30 per share was declared in the second quarter of 2019. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 50.86% for the first six months of 2019 compared to 50.96% for the same period in 2018. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2019 is this year's net income plus $21.4 million.
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
The Company met each of the well-capitalized ratio guidelines at June 30, 2019. The following tables indicate the capital ratios for the Bank and the Company at June 30, 2019 and December 31, 2018.

As of June 30, 2019	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.67%	14.38%	14.38%	15.35%
Company	8.72%	14.46%	14.46%	15.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2018	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.51%	14.13%	14.13%	15.11%
Company	8.60%	14.22%	14.22%	15.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Off-Balance Sheet Financial Instruments and Contractual Obligations

Derivative Financial Instruments Designated as Hedges
As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and/or liabilities so that change in interest rates does not have a significant adverse effect on net interest income. Derivative instruments that Management periodically uses as part of its interest rate risk management strategy may include interest rate swap agreements, interest rate floor agreements, and interest rate cap agreements.

At June 30, 2019, the Bank had six outstanding, off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $150.0 million and an unrealized gain of $75,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At June 30, 2019, the Bank's derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the two contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of June 30, 2019, the Bank had customer loan swap contracts in place with a total notional value of $25.8 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2019:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$181,858	$171,749	$10,000	$—	$109
Operating leases	78	16	33	29	—
Certificates of deposit	716,998	447,778	160,715	108,505	—
Total	$898,934	$619,543	$170,748	$108,534	$109
Total loan commitments and unused lines of credit	$180,927	$180,927	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2019 was -7.32% of total assets compared to -2.01% of total assets at December 31, 2018. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2019, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$75,571	$87,850	$226,501	$235,175
Restricted stock, at cost	7,945	—	—	1,037
Loans held for sale	—	—	—	—
Loans	405,987	159,556	515,940	167,649
Other interest-earning assets	—	23,819	—	—
Non-rate-sensitive assets	8,951	—	—	80,758
Total assets	498,454	271,225	742,441	484,619
Interest-bearing deposits	422,721	354,720	193,501	516,372
Borrowed funds	75,795	55,000	10,000	109
Non-rate-sensitive liabilities and equity	1,900	5,700	34,100	326,821
Total liabilities and equity	500,416	415,420	237,601	843,302
Period gap	$(1,962)	$(144,195)	$504,840	$(358,683)
Percent of total assets	(0.10)%	(7.22)%	25.28%	(17.96)%
Cumulative gap (current)	$(1,962)	$(146,157)	$358,683	$—
Percent of total assets	(0.10)%	(7.32)%	17.96%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.24% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 4.10% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 4.14% in a falling-rate scenario, and lower than that earned in a stable rate environment by 7.95% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2019 and December 31, 2018 is presented in the following table:

Changes in Net Interest Income	June 30, 2019	December 31, 2018
Year 1
Projected change if rates decrease by 1.0%	-0.24%	-0.10%
Projected change if rates increase by 2.0%	-4.10%	-3.93%
Year 2
Projected change if rates decrease by 1.0%	4.14%	1.55%
Projected change if rates increase by 2.0%	-7.95%	-7.02%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2019, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2019, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates are likely to decline in next one-to-three quarters, and believes that the current level of interest rate risk is acceptable.
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

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2019, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the six months ended June 30, 2019:

Month	Shares Purchased	Average Price Per Share[1]	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2019	250	$0.00	—	—
February 2019	3,554	$26.52	—	—
March 2019	—	—	—	—
April 2019	300	$0.00	—	—
May 2019	—	—	—	—
June 2019	—	—	—	—
	4,104	$26.52	—	—
1Zero average price for share represents forfeiture of shares issued under 2010 Equity Incentive Plan.
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

Date: August 9, 2019

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: August 9, 2019