Form 10-Q
period 2019-09-30
First Bancorp, Inc /ME/
filed 2019-11-12
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2019
Common Stock: 10,899,787 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 21
Note 5 – Stock-Based Compensation	Page 29
Note 6 – Preferred and Common Stock	Page 30
Note 7 – Earnings Per Share	Page 31
Note 8 – Employee Benefit Plans	Page 31
Note 9 - Other Comprehensive Income (Loss)	Page 33
Note 10 - Financial Derivative Instruments	Page 34
Note 11 – Mortgage Servicing Rights	Page 36
Note 12 – Income Taxes	Page 36
Note 13 - Certificates of Deposit	Page 36
Note 14 – Reclassifications	Page 36
Note 15 – Fair Value Disclosures	Page 37
Note 16 – Impact of Recently Issued Accounting Standards	Page 43
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 46
Forward-Looking Statements	Page 46
Critical Accounting Policies	Page 46
Use of Non-GAAP Financial Measures	Page 47
Executive Summary	Page 49
Net Interest Income	Page 50
Average Daily Balance Sheets	Page 52
Non-Interest Income	Page 53
Non-Interest Expense	Page 53
Income Taxes	Page 53
Investments	Page 53
Impaired Securities	Page 55
Federal Home Loan Bank Stock	Page 57
Loans and Loans Held for Sale	Page 57
Credit Risk Management and Allowance for Loan Losses	Page 59
Non-Performing Loans and Troubled Debt Restructured	Page 63
Impaired Loans	Page 66
Past Due Loans	Page 67
Potential Problem Loans and Loans in Process of Foreclosure	Page 67
Other Real Estate Owned	Page 68
Liquidity Management	Page 68
Deposits	Page 69
Borrowed Funds	Page 69

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarter ended September 30,
except for per share amounts	2019	2018	2019	2018
Summary of Operations
Interest Income	$58,994	$51,742	$19,904	$18,086
Interest Expense	19,919	14,528	6,678	5,550
Net Interest Income	39,075	37,214	13,226	12,536
Provision for Loan Losses	875	1,333	250	333
Non-Interest Income	10,281	9,347	3,532	3,034
Non-Interest Expense	26,168	24,971	9,040	8,216
Net Income	18,839	17,173	6,288	5,933
Per Common Share Data
Basic Earnings per Share	$1.74	$1.59	$0.58	$0.55
Diluted Earnings per Share	1.73	1.58	0.58	0.55
Cash Dividends Declared	0.89	0.82	0.30	0.29
Book Value per Common Share	19.13	17.01	19.13	17.01
Tangible Book Value per Common Share[2]	16.39	14.25	16.39	14.25
Market Value	27.49	28.97	27.49	28.97
Financial Ratios
Return on Average Equity[1]	12.49%	12.47%	11.99%	12.63%
Return on Average Tangible Common Equity[1,2]	14.67%	14.90%	14.01%	15.05%
Return on Average Assets[1]	1.26%	1.21%	1.24%	1.21%
Average Equity to Average Assets	10.11%	9.72%	10.33%	9.59%
Average Tangible Equity to Average Assets[2]	8.61%	8.14%	8.84%	8.05%
Net Interest Margin Tax-Equivalent[1,2]	2.90%	2.90%	2.88%	2.83%
Dividend Payout Ratio	51.15%	51.57%	51.72%	52.73%
Allowance for Loan Losses/Total Loans	0.93%	0.94%	0.93%	0.94%
Non-Performing Loans to Total Loans	1.33%	1.14%	1.33%	1.14%
Non-Performing Assets to Total Assets	0.84%	0.74%	0.84%	0.74%
Efficiency Ratio[2]	51.12%	51.86%	52.08%	50.82%
At Period End
Total Assets	$2,033,227	$1,981,854	$2,033,227	$1,981,854
Total Loans	1,263,459	1,243,558	1,263,459	1,243,558
Total Investment Securities	634,566	571,168	634,566	571,168
Total Deposits	1,623,290	1,514,911	1,623,290	1,514,911
Total Shareholders' Equity	208,489	184,661	208,489	184,661
1Annualized using a 365-day basis for both 2019 and 2018.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2019 and 2018 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
November 12, 2019

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	September 30, 2019	December 31, 2018	September 30, 2018
Assets
Cash and cash equivalents	$21,418,000	$19,134,000	$21,649,000
Interest bearing deposits in other banks	16,714,000	12,079,000	51,045,000
Securities available for sale	326,798,000	317,416,000	302,187,000
Securities to be held to maturity (fair value of $306,647,000 at September 30, 2019, $250,900,000 at December 31, 2018 and $249,890,000 at September 30, 2018)	298,786,000	255,663,000	257,395,000
Restricted equity securities, at cost	8,982,000	11,586,000	11,586,000
Loans held for sale	852,000	—	1,134,000
Loans	1,263,459,000	1,238,283,000	1,243,558,000
Less allowance for loan losses	11,765,000	11,232,000	11,682,000
Net loans	1,251,694,000	1,227,051,000	1,231,876,000
Accrued interest receivable	7,636,000	6,660,000	7,095,000
Premises and equipment, net	21,232,000	22,056,000	21,451,000
Other real estate owned	279,000	584,000	584,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	49,031,000	42,536,000	46,047,000
Total assets	$2,033,227,000	$1,944,570,000	$1,981,854,000
Liabilities
Demand deposits	$171,623,000	$163,575,000	$170,728,000
NOW deposits	400,514,000	382,923,000	357,834,000
Money market deposits	148,689,000	152,043,000	129,516,000
Savings deposits	240,691,000	237,135,000	237,424,000
Certificates of deposit	661,773,000	591,409,000	619,409,000
Total deposits	1,623,290,000	1,527,085,000	1,514,911,000
Borrowed funds – short term	171,310,000	145,205,000	200,160,000
Borrowed funds – long term	10,107,000	65,112,000	65,114,000
Other liabilities	20,031,000	15,626,000	17,008,000
Total liabilities	1,824,738,000	1,753,028,000	1,797,193,000
Shareholders' equity
Common stock, one cent par value per share	109,000	109,000	109,000
Additional paid-in capital	63,602,000	62,746,000	62,497,000
Retained earnings	141,509,000	132,460,000	129,247,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	3,686,000	(5,051,000)	(9,133,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(189,000)	(197,000)	(194,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(265,000)	1,438,000	2,282,000
Net unrealized gain (loss) on postretirement benefit costs	37,000	37,000	(147,000)
Total shareholders' equity	208,489,000	191,542,000	184,661,000
Total liabilities & shareholders' equity	$2,033,227,000	$1,944,570,000	$1,981,854,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,896,331	10,862,651	10,857,116
Book value per common share	$19.13	$17.63	$17.01
Tangible book value per common share	$16.39	$14.87	$14.25
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans (includes tax-exempt income of $1,001,000 as of September 30, 2019 and $822,000 as of September 30, 2018)	$44,450,000	$39,164,000	$14,993,000	$13,735,000
Interest on deposits with other banks	145,000	132,000	48,000	115,000
Interest and dividends on investments (includes tax-exempt income of $5,480,000 as of September 30, 2019 and $5,208,000 as of September 30, 2018)	14,399,000	12,446,000	4,863,000	4,236,000
Total interest income	58,994,000	51,742,000	19,904,000	18,086,000
Interest expense
Interest on deposits	17,739,000	11,131,000	5,983,000	4,274,000
Interest on borrowed funds	2,180,000	3,397,000	695,000	1,276,000
Total interest expense	19,919,000	14,528,000	6,678,000	5,550,000
Net interest income	39,075,000	37,214,000	13,226,000	12,536,000
Provision for loan losses	875,000	1,333,000	250,000	333,000
Net interest income after provision for loan losses	38,200,000	35,881,000	12,976,000	12,203,000
Non-interest income
Investment management and fiduciary income	2,459,000	2,285,000	822,000	743,000
Service charges on deposit accounts	1,747,000	1,624,000	577,000	527,000
Net securities gains	15,000	137,000	15,000	1,000
Mortgage origination and servicing income, net of amortization	1,227,000	1,042,000	576,000	350,000
Other operating income	4,833,000	4,259,000	1,542,000	1,413,000
Total non-interest income	10,281,000	9,347,000	3,532,000	3,034,000
Non-interest expense
Salaries and employee benefits	13,698,000	13,230,000	4,865,000	4,460,000
Occupancy expense	1,931,000	1,871,000	644,000	574,000
Furniture and equipment expense	2,969,000	2,816,000	969,000	972,000
FDIC insurance premiums	439,000	950,000	—	337,000
Amortization of identified intangibles	32,000	32,000	10,000	10,000
Other operating expense	7,099,000	6,072,000	2,552,000	1,863,000
Total non-interest expense	26,168,000	24,971,000	9,040,000	8,216,000
Income before income taxes	22,313,000	20,257,000	7,468,000	7,021,000
Income tax expense	3,474,000	3,084,000	1,180,000	1,088,000
NET INCOME	$18,839,000	$17,173,000	$6,288,000	$5,933,000
Basic earnings per common share	$1.74	$1.59	$0.58	$0.55
Diluted earnings per common share	$1.73	$1.58	$0.58	$0.55
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	8,737,000	(6,232,000)	936,000	(1,888,000)
Net unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of amortization	8,000	(20,000)	1,000	(5,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(1,703,000)	738,000	(340,000)	216,000
Other comprehensive income (loss)	7,042,000	(5,514,000)	597,000	(1,677,000)
Comprehensive income	$25,881,000	$11,659,000	$6,885,000	$4,256,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000
Net income	—	—	17,173,000	—	17,173,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(6,232,000)	(6,232,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	738,000	738,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(20,000)	(20,000)
Comprehensive income	—	—	17,173,000	(5,514,000)	11,659,000
Cash dividends declared ($0.82 per share)	—	—	(8,902,000)	—	(8,902,000)
Equity compensation expense	—	285,000	—	—	285,000
Payment to repurchase common stock	(5,725)	—	(168,000)		(168,000)
Issuance of restricted stock	16,795	—	—	—	—
Proceeds from sale of common stock	16,128	466,000	—	—	466,000
Balance at September 30, 2018	10,857,116	$62,606,000	$129,247,000	$(7,192,000)	$184,661,000

Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
Net income	—	—	18,839,000	—	18,839,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,737,000	8,737,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(1,703,000)	(1,703,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	8,000	8,000
Comprehensive income	—	—	18,839,000	7,042,000	25,881,000
Cash dividends declared ($0.89 per share)	—	—	(9,694,000)	—	(9,694,000)
Equity compensation expense	—	368,000	—	—	368,000
Payment to repurchase common stock	(4,179)	—	(96,000)	—	(96,000)
Issuance of restricted stock	19,087	—	—	—	—
Proceeds from sale of common stock	18,772	488,000	—	—	488,000
Balance at September 30, 2019	10,896,331	$63,711,000	$141,509,000	$3,269,000	$208,489,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net income	$18,839,000	$17,173,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,398,000	1,347,000
Change in deferred taxes	232,000	(591,000)
Provision for loan losses	875,000	1,333,000
Loans originated for resale	(14,177,000)	(6,343,000)
Proceeds from sales and transfers of loans	13,732,000	5,895,000
Net gain on sales of loans	(407,000)	(300,000)
Net gain on sale or call of securities	(15,000)	(137,000)
Net amortization of premiums on investments	752,000	1,556,000
Net gain on sale of other real estate owned	(113,000)	(312,000)
Equity compensation expense	368,000	285,000
Net increase in other assets and accrued interest	(9,743,000)	(289,000)
Net increase in other liabilities	2,036,000	4,368,000
Net loss on disposal of premises and equipment	386,000	137,000
Amortization of investment in limited partnership	230,000	133,000
Net acquisition amortization	32,000	32,000
Net cash provided by operating activities	14,425,000	24,287,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(4,635,000)	(50,185,000)
Proceeds from sales of securities available for sale	3,835,000	459,000
Proceeds from maturities, payments and calls of securities available for sale	51,633,000	40,515,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	17,963,000	10,171,000
Proceeds from sales of other real estate owned	418,000	904,000
Purchases of securities available for sale	(54,553,000)	(55,591,000)
Purchases of securities to be held to maturity	(61,051,000)	(10,987,000)
Redemption of restricted equity securities	2,604,000	—
Purchase of restricted equity securities	—	(1,228,000)
Net increase in loans	(25,518,000)	(79,963,000)
Capital expenditures	(960,000)	(433,000)
Net cash used by investing activities	(70,264,000)	(146,338,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	25,821,000	35,624,000
Net increase in certificates of deposit	70,384,000	60,408,000
Net increase in short-term borrowings	—	116,516,000
Repayment on long-term borrowings	(28,900,000)	(80,000,000)
Payment to repurchase common stock	(96,000)	(168,000)
Proceeds from sale of common stock	488,000	466,000
Dividends paid	(9,574,000)	(8,353,000)
Net cash provided by financing activities	58,123,000	124,493,000
Net increase in cash and cash equivalents	2,284,000	2,442,000
Cash and cash equivalents at beginning of period	19,134,000	19,207,000
Cash and cash equivalents at end of period	$21,418,000	$21,649,000
Interest paid	$19,858,000	$14,349,000
Income taxes paid	3,390,000	1,762,000
Non-cash transactions
Net transfer from loans to other real estate owned	$—	$164,000
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
Subsequent Events
Events occurring subsequent to September 30, 2019, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$317,553,000	$5,327,000	$(690,000)	$322,190,000
State and political subdivisions	4,580,000	28,000	—	4,608,000
	$322,133,000	$5,355,000	$(690,000)	$326,798,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$32,840,000	$93,000	$—	$32,933,000
Mortgage-backed securities	15,584,000	502,000	(16,000)	16,070,000
State and political subdivisions	236,612,000	7,136,000	(48,000)	243,700,000
Corporate securities	13,750,000	194,000	—	13,944,000
	$298,786,000	$7,925,000	$(64,000)	$306,647,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$5,000,000	$7,000	$—	$5,007,000
Mortgage-backed securities	313,854,000	571,000	(6,732,000)	307,693,000
State and political subdivisions	4,955,000	—	(239,000)	4,716,000
	$323,809,000	$578,000	$(6,971,000)	$317,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(472,000)	$10,683,000
Mortgage-backed securities	18,250,000	336,000	(255,000)	18,331,000
State and political subdivisions	221,958,000	1,046,000	(5,418,000)	217,586,000
Corporate securities	4,300,000	—	—	4,300,000
	$255,663,000	$1,382,000	$(6,145,000)	$250,900,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,549,000	$—	$—	$10,549,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,586,000	$—	$—	$11,586,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$5,000,000	$—	$(21,000)	$4,979,000
Mortgage-backed securities	303,793,000	77,000	(11,300,000)	292,570,000
State and political subdivisions	4,955,000	—	(317,000)	4,638,000
	$313,748,000	$77,000	$(11,638,000)	$302,187,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(767,000)	$10,388,000
Mortgage-backed securities	19,244,000	326,000	(460,000)	19,110,000
State and political subdivisions	222,696,000	639,000	(7,243,000)	216,092,000
Corporate securities	4,300,000	—	—	4,300,000
	$257,395,000	$965,000	$(8,470,000)	$249,890,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,549,000	$—	$—	$10,549,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,586,000	$—	$—	$11,586,000

The following table summarizes the contractual maturities of investment securities at September 30, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$189,000	$189,000	$1,241,000	$1,245,000
Due in 1 to 5 years	36,304,000	36,703,000	23,460,000	23,920,000
Due in 5 to 10 years	91,242,000	93,419,000	184,234,000	188,811,000
Due after 10 years	194,398,000	196,487,000	89,851,000	92,671,000
	$322,133,000	$326,798,000	$298,786,000	$306,647,000

The following table summarizes the contractual maturities of investment securities at December 31, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,432,000	$1,433,000
Due in 1 to 5 years	13,501,000	13,518,000	20,717,000	20,778,000
Due in 5 to 10 years	83,954,000	83,326,000	157,544,000	155,313,000
Due after 10 years	226,354,000	220,572,000	75,970,000	73,376,000
	$323,809,000	$317,416,000	$255,663,000	$250,900,000

The following table summarizes the contractual maturities of investment securities at September 30, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,796,000	$1,800,000
Due in 1 to 5 years	13,961,000	13,886,000	21,463,000	21,468,000
Due in 5 to 10 years	69,317,000	67,434,000	155,997,000	152,154,000
Due after 10 years	230,470,000	220,867,000	78,139,000	74,468,000
	$313,748,000	$302,187,000	$257,395,000	$249,890,000

At September 30, 2019, securities with a fair value of $216,903,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $222,829,000 as of December 31, 2018 and $302,129,000 at September 30, 2018, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2019 and 2018:

	For the nine months ended September 30,		For the quarter ended September 30,
	2019	2018	2019	2018
Proceeds from sales of securities	$4,725,000	$459,000	$4,725,000	$—
Gross realized gains	82,000	137,000	82,000	1,000
Gross realized losses	(67,000)	—	(67,000)	—
Net gain	$15,000	$137,000	$15,000	$1,000
Related income taxes	$3,000	$29,000	$3,000	$—

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2019, there were 60 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 29 had been temporarily impaired for 12 months or more. In the first quarter of 2019, one issuer of securities held in the portfolio was downgraded by a rating agency to less than investment grade. These securities totaled approximately 0.13% of overall state and municipal security holdings and were sold during the third quarter. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of September 30, 2019 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$30,249,000	$(233,000)	$22,569,000	$(473,000)	$52,818,000	$(706,000)
State and political subdivisions	5,073,000	(42,000)	306,000	(6,000)	5,379,000	(48,000)
	$35,322,000	$(275,000)	$22,875,000	$(479,000)	$58,197,000	$(754,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $189,000 at September 30, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of September 30, 2019 and 2018, and December 31, 2018, the Bank's investment in FHLB stock totaled $7,945,000, $10,549,000 and $10,549,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2019. The Company will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of September 30, 2019 and 2018 and at December 31, 2018:

	September 30, 2019		December 31, 2018		September 30, 2018
Commercial
Real estate	$368,165,000	29.1%	$353,243,000	28.5%	$366,390,000	29.5%
Construction	37,242,000	2.9%	27,304,000	2.2%	23,889,000	1.9%
Other	201,859,000	16.0%	196,391,000	15.9%	188,128,000	15.1%
Municipal	36,522,000	2.9%	51,128,000	4.1%	56,704,000	4.6%
Residential
Term	485,490,000	38.4%	469,145,000	37.9%	459,449,000	36.8%
Construction	14,118,000	1.1%	17,743,000	1.4%	18,166,000	1.5%
Home equity line of credit	94,144,000	7.5%	98,469,000	8.0%	105,213,000	8.5%
Consumer	25,919,000	2.1%	24,860,000	2.0%	25,619,000	2.1%
Total	$1,263,459,000	100.0%	$1,238,283,000	100.0%	$1,243,558,000	100.0%

Loan balances include net deferred loan costs of $7,181,000 as of September 30, 2019, $6,615,000 as of December 31, 2018, and $6,428,000 as of September 30, 2018. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $308,163,000 at September 30, 2019, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $290,138,000 at December 31, 2018, and $311,152,000 at September 30, 2018. In addition, commercial, construction and home equity loans totaling $254,076,000 at September 30, 2019, $237,152,000 at December 31, 2018, and $229,769,000 at September 30, 2018, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2019, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$305,000	$233,000	$661,000	$1,199,000	$366,966,000	$368,165,000	$—
Construction	14,000	279,000	—	293,000	36,949,000	37,242,000	—
Other	35,000	289,000	339,000	663,000	201,196,000	201,859,000	—
Municipal	—	—	—	—	36,522,000	36,522,000	—
Residential
Term	650,000	767,000	3,806,000	5,223,000	480,267,000	485,490,000	—
Construction	—	—	—	—	14,118,000	14,118,000	—
Home equity line of credit	693,000	306,000	868,000	1,867,000	92,277,000	94,144,000	—
Consumer	234,000	317,000	18,000	569,000	25,350,000	25,919,000	18,000
Total	$1,931,000	$2,191,000	$5,692,000	$9,814,000	$1,253,645,000	$1,263,459,000	$18,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,274,000	$—	$777,000	$2,051,000	$351,192,000	$353,243,000	$—
Construction	—	10,000	—	10,000	27,294,000	27,304,000	—
Other	455,000	5,000	120,000	580,000	195,811,000	196,391,000	—
Municipal	—	—	—	—	51,128,000	51,128,000	—
Residential
Term	1,097,000	3,518,000	2,023,000	6,638,000	462,507,000	469,145,000	339,000
Construction	76,000	—	—	76,000	17,667,000	17,743,000	—
Home equity line of credit	2,819,000	419,000	493,000	3,731,000	94,738,000	98,469,000	—
Consumer	237,000	25,000	27,000	289,000	24,571,000	24,860,000	12,000
Total	$5,958,000	$3,977,000	$3,440,000	$13,375,000	$1,224,908,000	$1,238,283,000	$351,000
Information on the past-due status of loans by class of financing receivable as of September 30, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$305,000	$—	$503,000	$808,000	$365,582,000	$366,390,000	$—
Construction	—	—	—	—	23,889,000	23,889,000	—
Other	440,000	526,000	416,000	1,382,000	186,746,000	188,128,000	—
Municipal	—	—	—	—	56,704,000	56,704,000	—
Residential
Term	838,000	2,701,000	1,566,000	5,105,000	454,344,000	459,449,000	199,000
Construction	—	—	—	—	18,166,000	18,166,000	—
Home equity line of credit	1,883,000	403,000	565,000	2,851,000	102,362,000	105,213,000	—
Consumer	161,000	14,000	52,000	227,000	25,392,000	25,619,000	50,000
Total	$3,627,000	$3,644,000	$3,102,000	$10,373,000	$1,233,185,000	$1,243,558,000	$249,000

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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of September 30, 2019 and 2018 and at December 31, 2018 is presented in the following table:

	September 30, 2019	December 31, 2018	September 30, 2018
Commercial
Real estate	$1,807,000	$1,226,000	$964,000
Construction	256,000	—	—
Other	6,871,000	8,664,000	9,330,000
Municipal	—	—	—
Residential
Term	6,840,000	4,062,000	3,042,000
Construction	—	—	—
Home equity line of credit	1,078,000	760,000	834,000
Consumer	6,000	15,000	2,000
Total	$16,858,000	$14,727,000	$14,172,000

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

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2019 is presented in the following table:

				For the nine months ended September 30, 2019		For the quarter ended September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,332,000	$7,630,000	$—	$7,929,000	$266,000	$7,242,000	$83,000
Construction	978,000	990,000	—	929,000	35,000	980,000	12,000
Other	892,000	930,000	—	997,000	22,000	921,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,664,000	12,305,000	—	9,877,000	202,000	10,487,000	63,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	827,000	883,000	—	965,000	16,000	917,000	6,000
Consumer	—	—	—	—	—	—	—
	$20,693,000	$22,738,000	$—	$20,697,000	$541,000	$20,547,000	$172,000
With an Allowance Recorded
Commercial
Real estate	$1,717,000	$1,732,000	$258,000	$1,538,000	$72,000	$1,721,000	$23,000
Construction	—	—	—	—	—	—	—
Other	6,440,000	6,949,000	1,275,000	6,918,000	1,000	6,465,000	1,000
Municipal	—	—	—	—	—	—	—
Residential
Term	2,782,000	3,121,000	337,000	2,306,000	61,000	2,858,000	25,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	571,000	590,000	184,000	99,000	—	248,000	—
Consumer	6,000	6,000	6,000	1,000	—	2,000	—
	$11,516,000	$12,398,000	$2,060,000	$10,862,000	$134,000	$11,294,000	$49,000
Total
Commercial
Real estate	$9,049,000	$9,362,000	$258,000	$9,467,000	$338,000	$8,963,000	$106,000
Construction	978,000	990,000	—	929,000	35,000	980,000	12,000
Other	7,332,000	7,879,000	1,275,000	7,915,000	23,000	7,386,000	9,000
Municipal	—	—	—	—	—	—	—
Residential
Term	13,446,000	15,426,000	337,000	12,183,000	263,000	13,345,000	88,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,398,000	1,473,000	184,000	1,064,000	16,000	1,165,000	6,000
Consumer	6,000	6,000	6,000	1,000	—	2,000	—
	$32,209,000	$35,136,000	$2,060,000	$31,559,000	$675,000	$31,841,000	$221,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2018 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,718,000	$9,161,000	$—	$5,536,000	$380,000
Construction	721,000	721,000	—	762,000	43,000
Other	1,468,000	1,555,000	—	2,037,000	32,000
Municipal	—	—	—	—	—
Residential
Term	9,136,000	10,317,000	—	9,427,000	289,000
Construction	—	—	—	—	—
Home equity line of credit	972,000	1,035,000	—	1,001,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$21,030,000	$22,831,000	$—	$18,776,000	$764,000
With an Allowance Recorded
Commercial
Real estate	$1,042,000	$1,059,000	$260,000	$3,477,000	$42,000
Construction	—	—	—	—	—
Other	7,791,000	8,216,000	1,696,000	7,471,000	5,000
Municipal	—	—	—	—	—
Residential
Term	1,768,000	1,998,000	335,000	1,982,000	53,000
Construction	—	—	—	—	—
Home equity line of credit	120,000	124,000	17,000	99,000	—
Consumer	—	—	—	—	—
	$10,721,000	$11,397,000	$2,308,000	$13,029,000	$100,000
Total
Commercial
Real estate	$9,760,000	$10,220,000	$260,000	$9,013,000	$422,000
Construction	721,000	721,000	—	762,000	43,000
Other	9,259,000	9,771,000	1,696,000	9,508,000	37,000
Municipal	—	—	—	—	—
Residential
Term	10,904,000	12,315,000	335,000	11,409,000	342,000
Construction	—	—	—	—	—
Home equity line of credit	1,092,000	1,159,000	17,000	1,100,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$31,751,000	$34,228,000	$2,308,000	$31,805,000	$864,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2018 is presented in the following table:

				For the nine months ended September 30, 2018		For the quarter ended September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,954,000	$6,275,000	$—	$5,099,000	$194,000	$5,966,000	$84,000
Construction	741,000	741,000	—	773,000	32,000	741,000	11,000
Other	1,926,000	2,044,000	—	2,146,000	25,000	1,865,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	9,019,000	10,201,000	—	9,515,000	222,000	9,200,000	71,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,068,000	1,128,000	—	1,014,000	15,000	1,033,000	6,000
Consumer	—	—	—	14,000	—	10,000	—
	$18,708,000	$20,389,000	$—	$18,561,000	$488,000	$18,815,000	$180,000
With an Allowance Recorded
Commercial
Real estate	$3,456,000	$3,474,000	$265,000	$3,700,000	$97,000	$3,461,000	$30,000
Construction	—	—	—	—	—	—	—
Other	7,923,000	8,231,000	1,890,000	7,345,000	—	7,682,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	1,909,000	2,085,000	238,000	2,054,000	70,000	2,108,000	22,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	100,000	100,000	7,000	92,000	—	100,000	—
Consumer	2,000	15,000	2,000	—	—	1,000	—
	$13,390,000	$13,905,000	$2,402,000	$13,191,000	$167,000	$13,352,000	$52,000
Total
Commercial
Real estate	$9,410,000	$9,749,000	$265,000	$8,799,000	$291,000	$9,427,000	$114,000
Construction	741,000	741,000	—	773,000	32,000	741,000	11,000
Other	9,849,000	10,275,000	1,890,000	9,491,000	25,000	9,547,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,928,000	12,286,000	238,000	11,569,000	292,000	11,308,000	93,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,168,000	1,228,000	7,000	1,106,000	15,000	1,133,000	6,000
Consumer	2,000	15,000	2,000	14,000	—	11,000	—
	$32,098,000	$34,294,000	$2,402,000	$31,752,000	$655,000	$32,167,000	$232,000

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
As of September 30, 2019, the Company had 82 loans with a balance of $24,281,000 that have been classified as TDRs. This compares to 76 loans with a balance of $25,222,000 and 71 loans with a balance of $25,661,000 classified as TDRs as of December 31, 2018 and September 30, 2018, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of September 30, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	19	$7,559,000	$249,000
Construction	1	721,000	—
Other	7	6,951,000	1,232,000
Municipal	—	—	—
Residential
Term	52	8,563,000	202,000
Construction	—	—	—
Home equity line of credit	3	487,000	—
Consumer	—	—	—
	82	$24,281,000	$1,683,000
The following table shows TDRs by class and the specific reserve as of December 31, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$8,631,000	$132,000
Construction	1	721,000	—
Other	10	7,298,000	1,276,000
Municipal	—	—	—
Residential
Term	45	8,074,000	160,000
Construction	—	—	—
Home equity line of credit	3	498,000	—
Consumer	—	—	—
	76	$25,222,000	$1,568,000

The following table shows TDRs by class and the specific reserve as of September 30, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	16	$8,542,000	$138,000
Construction	1	741,000	—
Other	5	7,007,000	1,100,000
Municipal	—	—	—
Residential
Term	46	8,869,000	238,000
Construction	—	—	—
Home equity line of credit	3	502,000	—
Consumer	—	—	—
	71	$25,661,000	$1,476,000

As of September 30, 2019, nine of the loans classified as TDRs with a total balance of $1,084,000 were more than 30 days past due. Of these loans, four had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	3	251,000	131,000
Municipal	—	—	—
Residential
Term	5	666,000	11,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	9	$1,084,000	$142,000

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

For the nine months ended September 30, 2019, 10 loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$110,000	$95,000	$95,000
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	8	998,000	882,000	73,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	10	$1,108,000	$977,000	$168,000

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

For the quarter ended September 30, 2019, two loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	317,000	276,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	2	$317,000	$276,000	$—

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

As of September 30, 2019, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,004,000. There were also 26 loans with an outstanding balance of $8,932,000 that were classified as TDRs and on non-accrual status, of which three loans with an outstanding balance of $398,000 were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of September 30, 2019, there were 15 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,649,000. This compares to 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,337,000 as of September 30, 2018.
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
A breakdown of the allowance for loan losses as of September 30, 2019, December 31, 2018, and September 30, 2018, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$258,000	$792,000	$2,745,000	$—	$3,795,000
Construction	—	79,000	274,000	—	353,000
Other	1,275,000	436,000	1,509,000	—	3,220,000
Municipal	—	—	26,000	—	26,000
Residential
Term	337,000	185,000	615,000	—	1,137,000
Construction	—	5,000	18,000	—	23,000
Home equity line of credit	184,000	155,000	485,000	—	824,000
Consumer	6,000	285,000	389,000	—	680,000
Unallocated	—	—	—	1,707,000	1,707,000
	$2,060,000	$1,937,000	$6,061,000	$1,707,000	$11,765,000

As of December 31, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$260,000	$742,000	$2,565,000	$—	$3,567,000
Construction	—	57,000	198,000	—	255,000
Other	1,696,000	414,000	1,431,000	—	3,541,000
Municipal	—	—	24,000	—	24,000
Residential
Term	335,000	326,000	574,000	—	1,235,000
Construction	—	12,000	22,000	—	34,000
Home equity line of credit	17,000	263,000	450,000	—	730,000
Consumer	—	271,000	359,000	—	630,000
Unallocated	—	—	—	1,216,000	1,216,000
	$2,308,000	$2,085,000	$5,623,000	$1,216,000	$11,232,000

As of September 30, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$265,000	$758,000	$2,566,000	$—	$3,589,000
Construction	—	49,000	165,000	—	214,000
Other	1,890,000	388,000	1,313,000	—	3,591,000
Municipal	—	—	23,000	—	23,000
Residential
Term	238,000	313,000	541,000	—	1,092,000
Construction	—	13,000	23,000	—	36,000
Home equity line of credit	7,000	280,000	432,000	—	719,000
Consumer	2,000	397,000	341,000	—	740,000
Unallocated	—	—	—	1,678,000	1,678,000
	$2,402,000	$2,198,000	$5,404,000	$1,678,000	$11,682,000
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
The qualitative portion of the allowance for loan losses was 0.48% of related loans as of September 30, 2019, compared to 0.45% of related loans as of December 31, 2018. The qualitative portion increased $438,000 between December 31, 2018 and September 30, 2019 due to a mix of factors.
The unallocated component of the allowance totaled $1,707,000 at September 30, 2019, or 14.5% of the total reserve. This compares to $1,216,000 or 10.8% as of December 31, 2018. The change supported general imprecision related to portfolio growth and includes consideration of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
The allowance for loan losses as a percent of total loans stood at 0.93% as of September 30, 2019, 0.91% at December 31, 2018 and 0.94% as of September 30, 2018.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 27.6% of capital are below the regulatory guidance limit of 100.0% of capital at September 30, 2019. Construction loans and non-owner-occupied commercial real estate loans are at 123.7% of total capital, below the regulatory limit of 300.0% of capital at September 30, 2019.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2019:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$3,835,000	$35,000	$3,870,000
2 Above Average	12,595,000	34,000	5,836,000	33,768,000	52,233,000
3 Satisfactory	84,567,000	2,154,000	45,742,000	386,000	132,849,000
4 Average	186,605,000	20,931,000	85,485,000	2,333,000	295,354,000
5 Watch	67,674,000	13,867,000	48,498,000	—	130,039,000
6 OAEM	504,000	—	2,070,000	—	2,574,000
7 Substandard	16,220,000	256,000	10,393,000	—	26,869,000
8 Doubtful	—	—	—	—	—
Total	$368,165,000	$37,242,000	$201,859,000	$36,522,000	$643,788,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2019.

The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2019, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2019:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2019
Beginning balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Charge offs	53,000	—	123,000	—	93,000	—	38,000	235,000	—	542,000
Recoveries	15,000	—	70,000	—	10,000	—	3,000	102,000	—	200,000
Provision (credit)	266,000	98,000	(268,000)	2,000	(15,000)	(11,000)	129,000	183,000	491,000	875,000
Ending balance	$3,795,000	$353,000	$3,220,000	$26,000	$1,137,000	$23,000	$824,000	$680,000	$1,707,000	$11,765,000
For the three months ended September 30, 2019
Beginning balance	$3,609,000	$309,000	$3,281,000	$25,000	$1,106,000	$23,000	$633,000	$649,000	$1,836,000	$11,471,000
Charge offs	—	—	14,000	—	—	—	—	48,000	—	62,000
Recoveries	2,000	—	68,000	—	4,000	—	1,000	31,000	—	106,000
Provision (credit)	184,000	44,000	(115,000)	1,000	27,000	—	190,000	48,000	(129,000)	250,000
Ending balance	$3,795,000	$353,000	$3,220,000	$26,000	$1,137,000	$23,000	$824,000	$680,000	$1,707,000	$11,765,000
Allowance for loan losses as of September 30, 2019
Ending balance specifically evaluated for impairment	$258,000	$—	$1,275,000	$—	$337,000	$—	$184,000	$6,000	$—	$2,060,000
Ending balance collectively evaluated for impairment	$3,537,000	$353,000	$1,945,000	$26,000	$800,000	$23,000	$640,000	$674,000	$1,707,000	$9,705,000
Related loan balances as of September 30, 2019
Ending balance	$368,165,000	$37,242,000	$201,859,000	$36,522,000	$485,490,000	$14,118,000	$94,144,000	$25,919,000	$—	$1,263,459,000
Ending balance specifically evaluated for impairment	$9,049,000	$978,000	$7,332,000	$—	$13,446,000	$—	$1,398,000	$6,000	$—	$32,209,000
Ending balance collectively evaluated for impairment	$359,116,000	$36,264,000	$194,527,000	$36,522,000	$472,044,000	$14,118,000	$92,746,000	$25,913,000	$—	$1,231,250,000

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

As of September 30, 2019, 162,892 shares of restricted stock had been granted under the 2010 Plan, of which 75,254 shares remain restricted as of September 30, 2019 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2015	5.0	12,023	0.3
2016	5.0	15,015	1.3
2017	3.0	4,602	0.4
2017	5.0	9,972	2.3
2018	2.0	932	0.3
2018	3.0	1,900	1.4
2018	4.0	2,068	2.3
2018	5.0	9,655	3.3
2019	1.0	1,349	0.3
2019	2.0	1,484	1.3
2019	3.0	16,254	2.3
		75,254	1.6

The compensation cost related to these restricted stock grants is $1,785,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2019, $368,000 of expense was recognized for these restricted shares, leaving $797,000 in unrecognized expense as of September 30, 2019. In the nine months ended September 30, 2018, $285,000 of expense was recognized for restricted shares, leaving $774,000 in unrecognized expense as of September 30, 2018.
Note 6 – Preferred and Common Stock
Preferred Stock
The Company does not have any preferred stock.

Common Stock
Proceeds from sale of common stock totaled $488,000 and $466,000 for the nine months ended September 30, 2019 and 2018, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2019 and 2018:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2019
Net income as reported	$18,839,000
Basic EPS: Income available to common shareholders	18,839,000	10,811,233	$1.74
Effect of dilutive securities: restricted stock		75,013
Diluted EPS: Income available to common shareholders plus assumed conversions	$18,839,000	10,886,246	$1.73
For the nine months ended September 30, 2018
Net income as reported	$17,173,000
Basic EPS: Income available to common shareholders	17,173,000	10,780,277	$1.59
Effect of dilutive securities: restricted stock		69,515
Diluted EPS: Income available to common shareholders plus assumed conversions	$17,173,000	10,849,792	$1.58

The following table sets forth the computation of basic diluted EPS for the quarters ended September 30, 2019 and 2018.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2019
Net income as reported	$6,288,000
Basic EPS: Income available to common shareholders	6,288,000	10,818,423	$0.58
Effect of dilutive securities: restricted stock		75,493
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,288,000	10,893,916	$0.58
For the quarter ended September 30, 2018
Net income as reported	$5,933,000
Basic EPS: Income available to common shareholders	5,933,000	10,785,528	$0.55
Effect of dilutive securities: restricted stock		69,515
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,933,000	10,855,043	$0.55

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2018. The amount for 2019 has not been established. The expense related to the 401(k) plan was $464,000 and $414,000 for the nine months ended September 30, 2019 and 2018, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $121,000 for the nine months ended September 30, 2019 and $129,000 for the the same period in 2018. As of September 30, 2019, the associated accrued liability included in other liabilities in the balance sheet was $2,831,000 compared to $2,949,000 and $2,973,000 at December 31, 2018 and September 30, 2018, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$1,599,000	$1,874,000
Interest cost	50,000	57,000
Benefits paid	(85,000)	(84,000)
Benefit obligation at end of period	$1,564,000	$1,847,000
Funded status
Benefit obligation at end of period	$(1,564,000)	$(1,847,000)
Unamortized (gain) loss	(47,000)	186,000
Accrued benefit cost at end of period	$(1,611,000)	$(1,661,000)

The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarter ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost
Interest cost	$50,000	$57,000	$17,000	$19,000
Net periodic benefit cost	$50,000	$57,000	$17,000	$19,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	September 30, 2019	December 31, 2018	September 30, 2018
Unamortized net actuarial gain (loss)	$47,000	$47,000	$(186,000)
Deferred tax benefit (expense)	(10,000)	(10,000)	39,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$37,000	$37,000	$(147,000)

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2019 and 2018.

	For the nine months ended September 30,		For the quarter ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$(5,051,000)	$(2,901,000)	$2,750,000	$(7,245,000)
Unrealized gains (losses) arising during the period	11,074,000	(7,753,000)	1,199,000	(2,390,000)
Reclassification of net realized gains during the period	(15,000)	(137,000)	(15,000)	(1,000)
Related deferred taxes	(2,322,000)	1,658,000	(248,000)	503,000
Net change	8,737,000	(6,232,000)	936,000	(1,888,000)
Balance at end of period	$3,686,000	$(9,133,000)	$3,686,000	$(9,133,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2019 and 2018.

	For the nine months ended September 30,		For the quarter ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$(197,000)	$(174,000)	$(190,000)	$(189,000)
Amortization of net unrealized gains (losses)	10,000	(25,000)	1,000	(6,000)
Related deferred taxes	(2,000)	5,000	—	1,000
Net change	8,000	(20,000)	1,000	(5,000)
Balance at end of period	$(189,000)	$(194,000)	$(189,000)	$(194,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2019 and 2018.

	For the nine months ended September 30,		For the quarter ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,438,000	$1,544,000	$75,000	$2,066,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	(2,156,000)	934,000	(430,000)	273,000
Related deferred taxes	453,000	(196,000)	90,000	(57,000)
Net change	(1,703,000)	738,000	(340,000)	216,000
Balance at end of period	$(265,000)	$2,282,000	$(265,000)	$2,282,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2019 and 2018.

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

The details of the interest rate swap agreements are as follows:

					September 30, 2019		December 31, 2018
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value
06/27/2016	06/27/2021	1-Month USD LIBOR	0.893%	Other Assets	$20,000,000	$214,000	$20,000,000	$763,000
06/28/2016	06/28/2021	1-Month USD LIBOR	0.940%	Other Assets	30,000,000	296,000	30,000,000	1,110,000
06/05/2018	12/05/2019	1-Month USD LIBOR	2.466%	Other Liabilities/Other Assets	25,000,000	(23,000)	25,000,000	16,000
06/05/2018	06/05/2020	1-Month USD LIBOR	2.547%	Other Liabilities	25,000,000	(140,000)	25,000,000	(9,000)
06/05/2018	12/05/2020	1-Month USD LIBOR	2.603%	Other Liabilities	25,000,000	(300,000)	25,000,000	(60,000)
12/05/2019	12/05/2022	3-Month USD LIBOR	1.779%	Other Liabilities	25,000,000	(217,000)	—	—
08/02/2019	08/02/2024	1-Month USD Libor	1.590%	Other Liabilities	12,500,000	(133,000)	—	—
08/05/2019	08/05/2024	1-Month USD Libor	1.420%	Other Liabilities	12,500,000	(32,000)	—	—
					$175,000,000	$(335,000)	$125,000,000	$1,820,000

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

Customer loan derivatives
The Company will enter into interest rate swaps with qualified commercial customers. Through these arrangements, the Bank is able to provide a means for a loan customer to obtain a long-term fixed rate, while it simultaneously contracts with an approved, highly-rated, third-party financial institution as counterparty to swap the fixed rate for a variable rate. Such loan level arrangements are not designated as hedges for accounting purposes, and are recorded at fair value in the Company’s consolidated balance sheet. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At September 30, 2019, the Bank posted to the counterparty $3,050,000 of cash as collateral on its customer loan swap contracts.
At September 30, 2019 there was one customer loan swap arrangement in place, detailed below:

		September 30, 2019			December 31, 2018
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Liabilities	1	$12,914,000	$(1,643,000)	—	—	—
Receive Fixed, Pay Variable	Other Assets	1	12,914,000	1,643,000	—	—	—
Total		2	$25,828,000	—	—	—	—

The Company is aware that LIBOR may no longer be published after December 31, 2021 and is monitoring the introduction and market acceptance of replacement indices. Five of the interest rate swap contracts the Company has in place are set to mature by December 31, 2021, three contracts have maturity dates beyond December 31, 2021. The one customer loan swap contract has a maturity date of October 1, 2039.
Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2019, the prepayment assumption using the PSA model was 204, which translates into an anticipated prepayment rate of 12.24%. The discount rate is 9.50%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2019 and 2018, servicing rights capitalized totaled $267,000 and $184,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2019 and 2018 were $170,000 and $152,000, respectively. The fair value of servicing rights was $2,083,000, $2,586,000 and $2,572,000 at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The Bank serviced loans for others totaling $261,685,000, $261,654,000 and $257,584,000 at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2019	December 31, 2018	September 30, 2018
Mortgage servicing rights	$5,985,000	$5,718,000	$5,611,000
Accumulated amortization	(4,534,000)	(4,364,000)	(4,312,000)
	$1,451,000	$1,354,000	$1,299,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2019 and 2018, and at December 31, 2018:

	September 30, 2019	December 31, 2018	September 30, 2018
Certificates of deposit < $100,000	$319,292,000	$372,464,000	$389,317,000
Certificates $100,000 to $250,000	278,050,000	162,185,000	168,402,000
Certificates $250,000 and over	64,431,000	56,760,000	61,690,000
	$661,773,000	$591,409,000	$619,409,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2019 and 2018, and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019, December 31, 2018 and September 30, 2018.

	At September 30, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$322,190,000	$—	$322,190,000
State and political subdivisions	—	4,608,000	—	4,608,000
Total securities available for sale	—	326,798,000	—	326,798,000
Interest rate swap agreements	—	510,000	—	510,000
Customer loan interest swap agreements	—	1,643,000	—	1,643,000
Total interest rate swap agreements	$—	$2,153,000	$—	$2,153,000
Total assets	$—	$328,951,000	$—	$328,951,000

	At September 30, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$845,000	$—	$845,000
Customer loan interest swap agreements	—	1,643,000	—	1,643,000
Total liabilities	$—	$2,488,000	$—	$2,488,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$5,007,000	$—	$5,007,000
Mortgage-backed securities	—	307,693,000	—	307,693,000
State and political subdivisions	—	4,716,000	—	4,716,000
Total securities available for sale	—	317,416,000	—	317,416,000
Interest rate swap agreements	—	1,889,000	—	1,889,000
Total assets	$—	$319,305,000	$—	$319,305,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$69,000	$—	$69,000
Total liabilities	$—	$69,000	$—	$69,000

	At September 30, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$—	$4,979,000	$—	$4,979,000
Mortgage-backed securities	$—	$292,570,000	$—	$292,570,000
State and political subdivisions	—	4,638,000	—	4,638,000
Total securities available for sale	—	302,187,000	—	302,187,000
Interest rate swap agreements	—	2,888,000	—	2,888,000
Total assets	$—	$305,075,000	$—	$305,075,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $0 at September 30, 2019, 2018 and December 31, 2018. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $1,763,000, $2,096,000 and $2,109,000 at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

	At September 30, 2019
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$279,000	$—	$279,000
Impaired loans	—	7,143,000	—	7,143,000
Total assets	$—	$7,422,000	$—	$7,422,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$584,000	$—	$584,000
Impaired loans	—	7,415,000	—	7,415,000
Total assets	$—	$7,999,000	$—	$7,999,000

	At September 30, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$584,000	$—	$584,000
Impaired loans	—	7,024,000	—	7,024,000
Total assets	$—	$7,608,000	$—	$7,608,000

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
The carrying amount and estimated fair values for financial instruments as of September 30, 2019 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$298,786,000	$306,647,000	$—	$306,647,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	363,725,000	360,061,000	—	622,000	359,439,000
Construction	36,829,000	36,458,000	—	—	36,458,000
Other	198,093,000	196,674,000	—	5,142,000	191,532,000
Municipal	36,492,000	36,192,000	—	—	36,192,000
Residential
Term	484,160,000	482,121,000	—	992,000	481,129,000
Construction	14,091,000	14,032,000	—	—	14,032,000
Home equity line of credit	93,180,000	90,289,000	—	387,000	89,902,000
Consumer	25,124,000	23,318,000	—	—	23,318,000
Total loans	1,251,694,000	1,239,145,000	—	7,143,000	1,232,002,000
Mortgage servicing rights	1,451,000	2,083,000	—	2,083,000	—
Financial liabilities
Local certificates of deposit	$283,119,000	$285,598,000	$—	$285,598,000	$—
National certificates of deposit	378,654,000	379,995,000	—	379,995,000	—
Total certificates of deposits	661,773,000	665,593,000	—	665,593,000	—
Repurchase agreements	41,310,000	40,004,000	—	40,004,000	—
Federal Home Loan Bank advances	140,107,000	140,008,000	—	140,008,000	—
Total borrowed funds	181,417,000	180,012,000	—	180,012,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2018 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$255,663,000	$250,900,000	$—	$250,900,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	349,243,000	340,526,000	—	423,000	340,103,000
Construction	27,018,000	26,344,000	—	—	26,344,000
Other	192,420,000	189,842,000	—	6,096,000	183,746,000
Municipal	51,101,000	50,965,000	—	—	50,965,000
Residential
Term	467,760,000	451,323,000	—	793,000	450,530,000
Construction	17,705,000	17,083,000	—	—	17,083,000
Home equity line of credit	97,650,000	95,175,000	—	103,000	95,072,000
Consumer	24,154,000	22,530,000	—	—	22,530,000
Total loans	1,227,051,000	1,193,788,000	—	7,415,000	1,186,373,000
Mortgage servicing rights	1,354,000	2,586,000	—	2,586,000	—
Financial liabilities
Local certificates of deposit	$284,482,000	$281,282,000	$—	$281,282,000	$—
National certificates of deposit	306,927,000	307,508,000	—	307,508,000	—
Total deposits	591,409,000	588,790,000	—	588,790,000	—
Repurchase agreements	40,205,000	40,161,000	—	40,161,000	—
Federal Home Loan Bank advances	170,112,000	169,240,000	—	169,240,000	—
Total borrowed funds	210,317,000	209,401,000	—	209,401,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2018 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$257,395,000	$249,890,000	$—	$249,890,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	362,199,000	359,421,000	—	423,000	358,998,000
Construction	23,639,000	23,458,000	—	—	23,458,000
Other	183,935,000	184,116,000	—	6,033,000	178,083,000
Municipal	56,677,000	56,981,000	—	—	56,981,000
Residential
Term	458,174,000	459,561,000	—	475,000	459,086,000
Construction	18,124,000	18,095,000	—	—	18,095,000
Home equity line of credit	104,373,000	103,209,000	—	93,000	103,116,000
Consumer	24,755,000	24,126,000	—	—	24,126,000
Total loans	1,231,876,000	1,228,967,000	—	7,024,000	1,221,943,000
Mortgage servicing rights	1,299,000	2,572,000	—	2,572,000	—
Financial liabilities
Local certificates of deposit	252,440,000	253,014,000	—	253,014,000	—
National certificates of deposit	366,969,000	368,127,000	—	368,127,000	—
Total certificates of deposits	619,409,000	621,141,000	—	621,141,000	—
Repurchase agreements	95,160,000	90,311,000	—	90,311,000	—
Federal Home Loan Bank advances	170,114,000	170,058,000	—	170,058,000	—
Total borrowed funds	265,274,000	260,369,000	—	260,369,000	—

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU was to be effective for all SEC registrants for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019 FASB voted to finalize a proposal issued in August 2019 under which the effective implementation date was changed for SEC registrants meeting the definition of a Smaller Reporting Company to fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company qualifies as a Smaller Reporting Company. It continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements, and continues to anticipates that it may have a material impact upon adoption. The Bank has formed an implementation committee for ASU No. 2016-13. To date, committee members have participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and have chosen a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. The Bank is in the late stages of implementing this software and plans to run incurred loss and current expected credit models in parallel until adoption of ASU No. 2016-13.
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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2019	2018	2019	2018
Net interest income as presented	$39,075	$37,214	$13,226	$12,536
Effect of tax-exempt income	1,723	1,603	572	557
Net interest income, tax equivalent	$40,798	$38,817	$13,798	$13,093
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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2019	2018	2019	2018
Non-interest expense, as presented	$26,168	$24,971	$9,040	$8,216
Net interest income, as presented	39,075	37,214	13,226	12,536
Effect of tax-exempt interest income	1,723	1,603	572	557
Non-interest income, as presented	10,281	9,347	3,532	3,034
Effect of non-interest tax-exempt income	124	124	41	41
Net securities gains	(15)	(137)	(15)	(1)
Adjusted net interest income plus non-interest income	$51,188	$48,151	$17,356	$16,167
Non-GAAP efficiency ratio	51.12%	51.86%	52.08%	50.82%
GAAP efficiency ratio	53.02%	53.63%	53.94%	52.77%
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
The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2019	2018	2019	2018
Average shareholders' equity as presented	$201,655	$184,132	$208,040	$186,399
Less average intangible assets	(29,963)	(30,006)	(29,978)	(30,021)
Average tangible shareholders' common equity	$171,692	$154,126	$178,062	$156,378
Executive Summary
Net income for the nine months ended September 30, 2019 was $18.8 million, up $1.7 million or 9.7% from the same period in 2018. Earnings per common share on a fully diluted basis were $1.73 for the nine months ended September 30, 2019, up $0.15 or 9.5% from the $1.58 posted for the same period in 2018. For the quarter ended September 30, 2019, net income was $6.3 million, up $355,000 or 6.0% from the same period in 2018. Earnings per common share on a fully diluted basis were $0.58 for the quarter ended September 30, 2019, up $0.03 or 5.5% from the $0.55 posted in 2018. Compared to the previous quarter, net income was down $107,000 or 1.7% and earnings per common share on a fully diluted basis were down $0.01 or 1.7%.
The Company continues to perform well in 2019. Continued growth in earning assets resulted in a year-over-year increase of 5.4% in third quarter tax equivalent net interest income, while margins have remained stable. The Company's non-interest income increased from a year ago, led by mortgage banking revenue and wealth management income. Operating expenses remain controlled as seen in our efficiency ratio of 52.08% for the quarter. Based upon the strength of the Company's earnings, a dividend of 30 cents per share was declared in the third quarter, representing a payout to our shareholders of 51.72% of net income for the period.
Net interest income on a tax-equivalent basis was up $2.0 million or 5.1% in the nine months ended September 30, 2019 compared to the same period in 2018, with the increase primarily attributable to growth in earning assets. For the quarter ended September 30, 2019, net interest income on a tax-equivalent basis increased $705,000 or 5.4% compared to the same period in 2018. The tax equivalent net interest margin in the third quarter of 2019 was 2.88%, up from 2.83% in the third quarter of 2018; through the first nine months of 2019 the margin is 2.90%, level with the first nine months of 2018.
Non-interest income for the nine months ended September 30, 2019 was up $934,000 or 10.0%, from the nine months ended September 30, 2018; growth was led by mortgage banking revenue and wealth management income. Non-interest expense for the nine months ended September 30, 2019 was up $1.2 million or 4.8% from the same period 2018. Increases in employee expenses, occupancy, and other operating expenses were partially offset by savings in FDIC Insurance premium expense.
Credit quality is stable and remains solid. Non-performing assets stood at 0.84% of total assets as of September 30, 2019 - up from 0.74% of total assets as of September 30, 2018 and 0.79% as of December 31, 2018. Total past-due loans were 0.78% of total loans as of September 30, 2019, down from 1.08% of total loans as of December 31, 2018 and 0.83% as of September 30, 2018.
The provision for loan losses for the first nine months of 2019 was $875,000, down from the $1.3 million provisioned in the same period in 2018. Net loan chargeoffs for the nine months ended September 30, 2019 were $342,000 or 0.04% of average loans on an annualized basis. This was down from net chargeoffs of $380,000 or 0.04% of average loans on an annualized basis for the nine months ended September 30, 2018. The allowance for loan losses increased $533,000 between December 31, 2018 and September 30, 2019, and is 0.93% of loans outstanding as of September 30, 2019, in-line with 0.91% and 0.94% of loans outstanding at December 31, 2018 and September 30, 2018, respectively.
The Company's balance sheet continued to expand in the first nine months of 2019 as total assets have increased $88.7 million or 4.6% year-to-date. The loan portfolio increased $25.2 million or 2.0% in the nine months ended September 30, 2019 and $19.9 million or 1.6% from a year ago. Loan growth has been centered in commercial loans, with modest growth in residential mortgage loans, while municipal loans decreased due to several expected large payoffs. The investment portfolio has increased $49.9 million year-to-date and increased $63.4 million or 11.1% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $29.2 million or 3.7% year-to-date, in-line with our normal seasonal deposit flow pattern. Year-over-year, low-cost deposits increased $46.8 million or 6.1%. Local certificates of deposit ("CDs") increased $1.2 million and wholesale CDs increased $69.2 million year-to-date. A portion of the increase in wholesale CD's was used to reduce borrowed funds, which are down $28.9 million year to date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.44% as of September 30, 2019, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios remain good, with a return on average tangible common equity of 14.67% for the nine months ended September 30, 2019 compared to 14.90% for the same period in 2018. Based upon June 30, 2019 data, our return on average tangible common equity was in the top 16% of all banks in the UBPR peer group, which had an average return on equity of 11.20%. Our efficiency ratio continues to be an important component in our overall performance and stood at 51.12% for the nine months ended September 30, 2019 compared to 51.86% for the same period in 2018. As of June 30, 2019, the average non-GAAP efficiency ratio for our UBPR peer group was 62.40% which put us in the top 12% of all banks in the UBPR peer group.
Net Interest Income
Total interest income of $59.0 million for the nine months ended September 30, 2019 was an increase of $7.3 million or 14.0% compared to total interest income of $51.7 million for the same period of 2018. Total interest expense of $19.9 million for the nine months ended September 30, 2019 was a increase of $5.4 million or 37.1% compared to total interest expense for the nine months ended September 30, 2018. As a result, net interest income of $39.1 million for the nine months ended September 30, 2019 was an increase of $1.9 million or 5.0% compared to net interest income of $37.2 million for the same period ended September 30, 2018. The Company's net interest margin on a tax-equivalent basis for the nine months ended September 30, 2019 was 2.90%, the same as the nine months ended September 30, 2018. Tax-exempt interest income amounted to $6.5 million for the nine months ended September 30, 2019 and $6.0 million for the same period of 2018.
Total interest income of $19.9 million for the quarter ended September 30, 2019 is a 10.1% increase from total interest income of $18.1 million in the comparable period of 2018. Total interest expense of $6.7 million for the quarter ended
September 30, 2019 is a 20.3% increase from total interest expense of $5.6 million for the comparable period of 2018. As a result, net interest income increased 5.5% or $690,000 to $13.2 million for the quarter ended September 30, 2019, from the
$12.5 million reported for the same period in 2018. The Company's net interest margin on a tax-equivalent basis increased from 2.83% for the quarter ended September 30, 2018 to 2.88% for the quarter ended September 30, 2019. Tax-exempt interest income amounted to $2.2 million for the quarter ended September 30, 2019 and $2.1 million for the quarter ended September 30, 2018.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2019 and 2018. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the nine months ended
	September 30, 2019		September 30, 2018
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$145	2.34%	$132	1.95%
Investments	15,856	3.42%	13,831	3.22%
Loans held for sale	4	1.77%	5	2.08%
Loans	44,712	4.76%	39,377	4.37%
Total interest income	60,717	4.31%	53,345	3.99%
Interest expense
Deposits	17,739	1.65%	11,131	1.16%
Other borrowings	2,180	1.55%	3,397	1.69%
Total interest expense	19,919	1.64%	14,528	1.25%
Net interest income	$40,798		$38,817
Interest rate spread		2.67%		2.74%
Net interest margin		2.90%		2.90%

	For the quarters ended
	September 30, 2019		September 30, 2018
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$48	2.09%	$115	1.97%
Investments	5,356	3.36%	4,700	3.25%
Loans held for sale	2	1.66%	2	2.31%
Loans	15,070	4.75%	13,826	4.45%
Total interest-earning assets	20,476	4.27%	18,643	4.04%
Interest expense
Deposits	5,983	1.65%	4,274	1.30%
Other borrowings	695	1.50%	1,276	1.86%
Total interest expense	6,678	1.63%	5,550	1.39%
Net interest income	$13,798		$13,093
Interest rate spread		2.64%		2.65%
Net interest margin		2.88%		2.83%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2019 compared to 2018. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the nine months ended September 30, 2019 compared to 2018
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(11)	$26	$(2)	$13
Investment securities	1,213	747	65	2,025
Loans held for sale	—	(1)	—	(1)
Loans	1,660	3,527	148	5,335
Change in interest income	2,862	4,299	211	7,372
Interest expense
Deposits	1,352	4,687	569	6,608
Other borrowings	(1,025)	(276)	84	(1,217)
Change in interest expense	327	4,411	653	5,391
Change in net interest income	$2,535	$(112)	$(442)	$1,981
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2019 compared to 2018
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(70)	$7	$(4)	$(67)
Investment securities	480	160	16	656
Loans held for sale	1	(1)	—	—
Loans	297	927	20	1,244
Change in interest income	708	1,093	32	1,833
Interest expense
Deposits	439	1,152	118	1,709
Other borrowings	(417)	(243)	79	(581)
Change in interest expense	22	909	197	1,128
Change in net interest income	$686	$184	$(165)	$705

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2019 and 2018.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Assets
Cash and cash equivalents	$16,462	$18,443	$18,325	$22,244
Interest-bearing deposits in other banks	8,283	9,038	9,133	23,145
Securities available for sale	324,001	301,007	323,969	303,881
Securities to be held to maturity	287,051	257,798	299,742	258,282
Restricted equity securities, at cost	9,371	11,603	8,982	11,890
Loans held for sale	302	321	477	344
Loans	1,255,089	1,204,327	1,258,738	1,232,252
Allowance for loan losses	(11,477)	(11,207)	(11,597)	(11,605)
Net loans	1,243,612	1,193,120	1,247,141	1,220,647
Accrued interest receivable	8,105	6,785	7,936	6,790
Premises and equipment	21,529	21,952	20,978	21,593
Other real estate owned	457	812	282	401
Goodwill	29,805	29,805	29,805	29,805
Other assets	45,896	43,343	47,124	44,215
Total Assets	$1,994,874	$1,894,027	$2,013,894	$1,943,237

Liabilities & Shareholders' Equity
Demand deposits	$153,824	$147,083	$163,803	$161,795
NOW deposits	365,925	304,032	365,352	309,979
Money market deposits	137,988	116,084	138,717	117,973
Savings deposits	237,707	232,314	240,129	232,926
Certificates of deposit	695,504	629,064	697,913	646,999
Total deposits	1,590,948	1,428,577	1,605,914	1,469,672
Borrowed funds – short term	177,459	203,448	173,318	207,513
Borrowed funds – long term	10,107	65,114	10,107	65,114
Dividends payable	1,160	1,073	1,207	1,131
Other liabilities	13,545	11,683	15,308	13,408
Total Liabilities	1,793,219	1,709,895	1,805,854	1,756,838
Shareholders' Equity:
Common stock	109	108	109	109
Additional paid-in capital	63,138	62,095	63,416	62,342
Retained earnings	138,646	126,990	141,594	129,710
Net unrealized gain (loss) on securities available for sale	(652)	(6,697)	3,169	(7,531)
Net unrealized loss on securities transferred from available for sale to held to maturity	(192)	(184)	(187)	(191)
Net unrealized gain (loss) on cash flow hedging derivative instruments	569	1,967	(98)	2,107
Net unrealized gain (loss) on postretirement benefit costs	37	(147)	37	(147)
Total Shareholders' Equity	201,655	184,132	208,040	186,399
Total Liabilities & Shareholders' Equity	$1,994,874	$1,894,027	$2,013,894	$1,943,237

Non-Interest Income
Non-interest income of $10.3 million for the nine months ended September 30, 2019 is an increase of $934,000 compared to the same period in 2018, attributable primarily to mortgage banking revenue and wealth management income. Non-interest income of $3.5 million for the quarter ended September 30, 2019 is an increase of $498,000 compared to the same period in 2018, due the same reasons mentioned above.
Non-Interest Expense
Non-interest expense of $26.2 million for the nine months ended September 30, 2019 is an increase of 4.8% or $1.2 million compared to non-interest expense of $25.0 million for the same period in 2018. Year-to-year increases in employee expenses, furniture and equipment expenses and other operating expenses were partially offset by savings in FDIC Insurance premium expense. The Company's efficiency ratio stood at 51.12% for the nine months ended September 30, 2019, down from 51.86% for the same period in 2018. Non-interest expense of $9.0 million for the quarter ended September 30, 2019 is an increase of 10.0% compared to non-interest expense of $8.2 million for the same period in 2018 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $3.5 million for the nine months ended September 30, 2019, up $390,000 from the same period in 2018.
Investments
The Company's investment portfolio increased by $49.9 million between December 31, 2018 and September 30, 2019. As of September 30, 2019, mortgage-backed securities had a carrying value of $337.8 million and a fair value of $338.3 million. Of this total, securities with a fair value of $122.8 million or 36.3% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $215.4 million or 63.7% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $189,000 at September 30, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2019 and 2018 and December 31, 2018.

Dollars in thousands	September 30, 2019	December 31, 2018	September 30, 2018
Securities available for sale
U.S. Government-sponsored agencies	$—	$5,007	$4,979
Mortgage-backed securities	322,190	307,693	292,570
State and political subdivisions	4,608	4,716	4,638
	$326,798	$317,416	$302,187
Securities to be held to maturity
U.S. Government-sponsored agencies	$32,840	$11,155	$11,155
Mortgage-backed securities	15,584	18,250	19,244
State and political subdivisions	236,612	221,958	222,696
Corporate securities	13,750	4,300	4,300
	$298,786	$255,663	$257,395
Restricted equity securities
Federal Home Loan Bank Stock	$7,945	$10,549	$10,549
Federal Reserve Bank Stock	1,037	1,037	1,037
	$8,982	$11,586	$11,586
Total securities	$634,566	$584,665	$571,168

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2019. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	22,150	3.55%
Due after 10 years	—	0.00%	10,690	3.87%
Total	—	0.00%	32,840	3.65%
Mortgage-Backed Securities
Due in 1 year or less	189	2.89%	25	0.10%
Due in 1 to 5 years	36,703	2.72%	5,393	2.88%
Due in 5 to 10 years	88,811	3.05%	6,731	3.41%
Due after 10 years	196,487	2.76%	3,435	5.15%
Total	322,190	2.84%	15,584	3.60%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,216	5.47%
Due in 1 to 5 years	—	0.00%	17,317	5.73%
Due in 5 to 10 years	4,608	4.38%	142,353	4.63%
Due after 10 years	—	0.00%	75,726	4.76%
Total	4,608	4.38%	236,612	4.75%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	750	1.75%
Due in 5 to 10 years	—	0.00%	13,000	5.27%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	13,750	5.08%
	$326,798	0.00%	$298,786	4.59%

Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at September 30, 2019 amounted to $754,000, or 0.13% of the amortized cost of the total securities portfolio. At December 31, 2018 this amount was $13.1 million, or 2.30% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of September 30, 2019, the Company had temporarily impaired securities with a fair value of $58.2 million and unrealized losses of $754,000, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $22.9 million as of September 30, 2019, compared with $240.9 million at December 31, 2018. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2019:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$30,249	$(233)	$22,569	$(473)	$52,818	$(706)
State and political subdivisions	5,073	(42)	306	(6)	5,379	(48)
	$35,322	$(275)	$22,875	$(479)	$58,197	$(754)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2019, there were no unrealized losses on these securities compared to $472,000 unrealized losses as of December 31, 2018. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at September 30, 2019.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2019, there were $706,000 of unrealized losses on these securities compared with $7.0 million at December 31, 2018. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2019 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2019. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2019, there were $48,000 of unrealized losses on these securities compared to $5.7 million at December 31, 2018. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At September 30, 2019, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2019 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2019. In the first quarter of 2019 one issuer of securities held in the portfolio was downgraded by a rating agency to less than investment grade. These securities totaled approximately 0.13% of overall state and municipal security holdings and were sold during the third quarter. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Corporate securities. As of September 30, 2019, there were no of unrealized losses on these securities compared to none at December 31, 2018. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2019, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2019, 2018 and December 31, 2018, the Bank's investment in FHLB stock totaled $7.9 million, $10.5 million and $10.5 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2019. The Company will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2019, the Bank had $852,000 in loans held for sale. This compares to no loans held for sale at December 31, 2018 and $1.1 million in loans held for sale at September 30, 2018. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first nine months of 2019, with total loans at $1.26 billion at September 30, 2019, up $25.2 million or 2.0% from total loans of $1.24 billion at December 31, 2018. Commercial loans increased $30.3 million or 5.3% between December 31, 2018 and September 30, 2019, municipal loans decreased $14.6 million or 28.6%, residential term loans increased $16.3 million and home equity lines of credit decreased $4.3 million.
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
Construction loans, both commercial and residential, at 27.6% of capital are well under the regulatory guidance of 100.0% of capital at September 30, 2019. Construction loans and non-owner-occupied commercial real estate loans are at 123.7% of total capital, well under the regulatory guidance of 300.0% of capital at September 30, 2019.
The following table summarizes the loan portfolio, by class, at September 30, 2019 and 2018 and December 31, 2018.

Dollars in thousands	September 30, 2019		December 31, 2018		September 30, 2018
Commercial
Real estate	$368,165	29.1%	$353,243	28.5%	$366,390	29.5%
Construction	37,242	2.9%	27,304	2.2%	23,889	1.9%
Other	201,859	16.0%	196,391	15.9%	188,128	15.1%
Municipal	36,522	2.9%	51,128	4.1%	56,704	4.6%
Residential
Term	485,490	38.4%	469,145	37.9%	459,449	36.8%
Construction	14,118	1.1%	17,743	1.4%	18,166	1.5%
Home equity line of credit	94,144	7.5%	98,469	8.0%	105,213	8.5%
Consumer	25,919	2.1%	24,860	2.0%	25,619	2.1%
Total loans	$1,263,459	100.0%	$1,238,283	100.0%	$1,243,558	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2019.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$863	$21,693	$36,660	$308,949	$368,165
Construction	279	6,409	2,283	28,271	37,242
Other	689	88,390	51,497	61,283	201,859
Municipal	—	16,667	11,731	8,124	36,522
Residential
Term	—	8,534	27,194	449,762	485,490
Construction	—	719	—	13,399	14,118
Home equity line of credit	—	642	812	92,690	94,144
Consumer	7,925	6,265	4,053	7,676	25,919
Total loans	$9,756	$149,319	$134,230	$970,154	$1,263,459
The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2019.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$98,120	7.8%	$270,045	21.3%	$368,165	29.1%
Construction	22,572	1.7%	14,670	1.2%	37,242	2.9%
Other	113,951	9.0%	87,908	7.0%	201,859	16.0%
Municipal	35,354	2.8%	1,168	0.1%	36,522	2.9%
Residential
Term	371,346	29.4%	114,144	9.0%	485,490	38.4%
Construction	14,118	1.0%	0	0.1%	14,118	1.1%
Home equity line of credit	1,422	0.1%	92,722	7.4%	94,144	7.5%
Consumer	19,101	1.6%	6,818	0.5%	25,919	2.1%
Total loans	$675,984	53.4%	$587,475	46.6%	$1,263,459	100.0%

Loan Concentrations
As of September 30, 2019, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.
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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2019, impaired loans with specific reserves totaled $11.5 million and the amount of such reserves was $2.1 million. This compares to impaired loans with specific reserves of $10.7 million at December 31, 2018 and the amount of such reserves was $2.3 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2019 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of September 30, 2019 and 2018 and December 31, 2018. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2019		December 31, 2018		September 30, 2018
Commercial
Real estate	$3,795	29.1%	$3,567	28.5%	$3,589	29.5%
Construction	353	2.9%	255	2.2%	214	1.9%
Other	3,220	16.0%	3,541	15.9%	3,591	15.1%
Municipal	26	2.9%	24	4.1%	23	4.6%
Residential
Term	1,137	38.4%	1,235	37.9%	1,092	36.8%
Construction	23	1.1%	34	1.4%	36	1.5%
Home equity line of credit	824	7.5%	730	8.0%	719	8.5%
Consumer	680	2.1%	630	2.0%	740	2.1%
Unallocated	1,707	—%	1,216	—%	1,678	—%
Total	$11,765	100.0%	$11,232	100.0%	$11,682	100.0%

The allowance for loan losses totaled $11.8 million at September 30, 2019, compared to $11.2 million as of December 31, 2018 and $11.7 million as of September 30, 2018. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $248,000 in the first nine months of 2019 from $2.3 million at December 31, 2018 to $2.1 million at September 30, 2019. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $148,000 in the first nine months of 2019. The portion of the reserve based on qualitative factors increased $438,000 in the first nine months of 2019 due to a mix of factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the change in unallocated reserves from $1.2 million, or 10.8% of the total reserve at December 31, 2018, to $1.8 million, or 14.5% as of September 30, 2019, supported general imprecision related to portfolio growth and includes consideration of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
A breakdown of the allowance for loan losses as of September 30, 2019, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$258	$792	$2,745	$—	$3,795
Construction	—	79	274	—	353
Other	1,275	436	1,509	—	3,220
Municipal	—	—	26	—	26
Residential
Term	337	185	615	—	1,137
Construction	—	5	18	—	23
Home equity line of credit	184	155	485	—	824
Consumer	6	285	389	—	680
Unallocated	—	—	—	1,707	1,707
	$2,060	$1,937	$6,061	$1,707	$11,765
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $875,000 for the first nine months of 2019 and $1.3 million the first nine months of 2018. Net chargeoffs were $342,000 in the first nine months of 2019, down from $380,000 in the first nine months of 2018. Our allowance as a percentage of outstanding loans was 0.93% as of September 30, 2019, slightly up from 0.91% as of December 31, 2018, and down from 0.94% as of September 30, 2018.

The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018:

Dollars in thousands	September 30, 2019	December 31, 2018	September 30, 2018
Balance at the beginning of year	$11,232	$10,729	$10,729
Loans charged off:
Commercial
Real estate	53	168	—
Construction	—	—	—
Other	123	423	68
Municipal	—	—	—
Residential
Term	93	213	212
Construction	—	—	—
Home equity line of credit	38	121	121
Consumer	235	348	195
Total	542	1,273	596
Recoveries on loans previously charged off
Commercial
Real estate	15	52	52
Construction	—	—	—
Other	70	40	33
Municipal	—	—	—
Residential
Term	10	64	45
Construction	—	—	—
Home equity line of credit	3	24	13
Consumer	102	96	73
Total	200	276	216
Net loans charged off	342	997	380
Provision for loan losses	875	1,500	1,333
Balance at end of period	$11,765	$11,232	$11,682
Ratio of net loans charged off to average loans outstanding[1]	0.04%	0.08%	0.04%
Ratio of allowance for loan losses to total loans outstanding	0.93%	0.91%	0.94%
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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.33% at September 30, 2019 compared to 1.19% at December 31, 2018 and 1.14% at September 30, 2018. The following table shows the distribution of nonperforming loans by class as of September 30, 2019 and 2018 and December 31, 2018:

Dollars in thousands	September 30, 2019	December 31, 2018	September 30, 2018
Commercial
Real estate	$1,807	$1,226	$964
Construction	256	—	—
Other	6,871	8,664	9,330
Municipal	—	—	—
Residential
Term	6,840	4,062	3,042
Construction	—	—	—
Home equity line of credit	1,078	760	834
Consumer	6	15	2
Total nonperforming loans	$16,858	$14,727	$14,172
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2019, loans 90 or more days past due and still accruing interest totaled $18,000, compared to $351,000 at December 31, 2018 and $249,000 at September 30, 2018.

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
As of September 30, 2019, we had 82 loans with a balance of $24.3 million that have been restructured. This compares to 76 loans with a balance of $25.2 million and 71 loans with a balance of $25.7 million classified as TDRs as of December 31, 2018 and September 30, 2018, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2018 and September 30, 2019:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2018	76	$25,222
Added in 2019	10	994
Principal reduction on loans added in 2019		(17)
Net added in 2019		977
Loans paid off in 2019	(4)	(336)
Repayments in 2019	—	(1,582)
Total at September 30, 2019	82	$24,281

As of September 30, 2019, 55 loans with an aggregate balance of $15.3 million were performing under the modified terms, one loan with an aggregate balance of $90,000 was more than 30 days past due and accruing and 26 loans with an aggregate balance of $8.9 million were on nonaccrual. As a percentage of aggregate outstanding balance, 62.8% were performing under the modified terms, 0.4% were more than 30 days past due and accruing and 36.8% were on nonaccrual. The performance status of all TDRs as of September 30, 2019, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$7,241	$—	$318	$7,559
Construction	721	—	—	721
Other	461	—	6,490	6,951
Municipal	—	—	—	—
Residential
Term	6,516	90	1,957	8,563
Construction	—	—	—	—
Home equity line of credit	320	—	167	487
Consumer	—	—	—	—
	$15,259	$90	$8,932	$24,281
Percent of balance	62.8%	0.4%	36.8%	100.0%
Number of loans	55	1	26	82
Associated specific reserve	$334.8	$1.2	$1,347	$1,683

Residential TDRs (including home equity lines of credit) as of September 30, 2019 included 55 loans with an aggregate balance of $9.1 million, and the modifications granted fell into five major categories. Loans totaling $5.7 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.1 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $511,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Rate concessions were granted on loans totaling $1.8 million. Loans with an aggregate balance of $1.6 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of September 30, 2019 were comprised of 27 loans with a balance of $15.2 million. Of this total, eight loans with an aggregate balance of $4.0 million had an extended period of interest-only payments, deferring the start of principal repayment. Four loans with an aggregate balance of $1.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Eight loans with an aggregate balance of $7.3 million had a deferral of payment. The remaining seven loans with an aggregate balance of $2.1 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of September 30, 2019, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of

$1.0 million. There were also 26 loans with an outstanding balance of $8.9 million that were classified as TDRs and on non-accrual status, of which three loans with an outstanding balance of $398,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $32.2 million at September 30, 2019, and have increased $458,000 from December 31, 2018. There were 158 impaired loans at September 30, 2019 up from 143 loans at December 31, 2018. Impaired commercial loans decreased $2.4 million between December 31, 2018 and September 30, 2019. The specific allowance for impaired commercial loans decreased from $2.0 million at December 31, 2018 to $1.5 million as of September 30, 2019, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2018 to September 30, 2019, impaired residential loans increased $2.5 million and impaired home equity lines of credit increased $306,000.
The following table sets forth impaired loans as of September 30, 2019 and 2018 and December 31, 2018:

Dollars in thousands	September 30, 2019	December 31, 2018	September 30, 2018
Commercial
Real estate	$9,049	$9,760	$9,410
Construction	978	721	741
Other	7,332	9,259	9,849
Municipal	—	—	—
Residential
Term	13,446	10,904	10,928
Construction	—	—	—
Home equity line of credit	1,398	1,092	1,168
Consumer	6	15	2
Total	$32,209	$31,751	$32,098

Past Due Loans
The Bank's overall loan delinquency ratio was 0.78% at September 30, 2019 compared to 1.08% at December 31, 2018 and 0.83% at September 30, 2018. Loans 90 days delinquent and accruing decreased from $351,000 at December 31, 2018 to $18,000 as of September 30, 2019. The following table sets forth loan delinquencies as of September 30, 2019 and 2018 and December 31, 2018:

Dollars in thousands	September 30, 2019	December 31, 2018	September 30, 2018
Commercial
Real estate	$1,199	$2,051	$808
Construction	293	10	—
Other	663	580	1,382
Municipal	—	—	—
Residential
Term	5,223	6,638	5,105
Construction	—	76	—
Home equity line of credit	1,867	3,731	2,851
Consumer	569	289	227
Total	$9,814	$13,375	$10,373
Loans 30-89 days past due to total loans	0.33%	0.80%	0.58%
Loans 90+ days past due and accruing to total loans	0.00%	0.03%	0.02%
Loans 90+ days past due on non-accrual to total loans	0.45%	0.25%	0.23%
Total past due loans to total loans	0.78%	1.08%	0.83%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2019, there were three potential problem loans with a balance of $286,000 or 0.02% of total loans. This compares to seven loans with a balance of $645,000 or 0.05% of total loans at December 31, 2018.
As of September 30, 2019, there were 18 loans in the process of foreclosure with a total balance of $2.2 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2019 there were two properties owned with an OREO balance of $279,000, compared to December 31, 2018 and September 30, 2018 when there were five properties owned with an OREO balance of $584,000. There were no allowance losses in any period.
The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2019	December 31, 2018	September 30, 2018
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	279	584	584
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$279	$584	$584
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$—	$—	$—
Net Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	279	584	584
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$279	$584	$584

Liquidity Management
As of September 30, 2019, the Bank had primary sources of liquidity of $710.4 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $365.2 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 79.8% of total average assets in the first nine months of 2019. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first nine months of 2019, total deposits increased by $96.2 million or 6.3% from December 31, 2018 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $29.2 million or 3.7% in the first nine months of 2019, money market deposits decreased $3.4 million or 2.2%, and certificates of deposit increased $70.4 million or 11.9%. Between September 30, 2018 and September 30, 2019, total deposits increased by $108.4 million or 7.2%. Low-cost deposits increased by $46.8 million or 6.1%, money market accounts increased $19.2 million or 14.8%, and certificates of deposit increased $42.4 million or 6.8%. The increase in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation. The majority of the change in certificates of deposit both year-to-date and year-over-year resulted from funding of asset growth and a shift in funding between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2019, borrowed funds decreased $28.9 million or 13.7% from December 31, 2018. Between September 30, 2018 and September 30, 2019, borrowed funds decreased by $83.9 million or 31.6%.
Shareholders' Equity
Shareholders' equity as of September 30, 2019 was $208.5 million, compared to $191.5 million as of December 31, 2018 and $184.7 million as of September 30, 2018. The Company's earnings in the first nine months of 2019, net of dividends declared, added to shareholders' equity. The net unrealized gain/(loss) on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" rebounded substantially from a loss position of $5.1 million at December 31, 2018 and now stands at a $3.7 million unrealized gain on available-for-sale securities.
A cash dividend of $0.30 per share was declared in the third quarter of 2019. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 51.15% for the first nine months of 2019 compared to 51.57% for the same period in 2018. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2019 is this year's net income plus $21.4 million.
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
The Company met each of the well-capitalized ratio guidelines at September 30, 2019. The following tables indicate the capital ratios for the Bank and the Company at September 30, 2019 and December 31, 2018.

As of September 30, 2019	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.79%	14.38%	14.38%	15.36%
Company	8.82%	14.47%	14.47%	15.44%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2018	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.51%	14.13%	14.13%	15.11%
Company	8.60%	14.22%	14.22%	15.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

At September 30, 2019, the Bank had eight outstanding, off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $175.0 million and an unrealized loss of $265,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30, 2019, the Bank's derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the two contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of September 30, 2019, the Bank had customer loan swap contracts in place with a total notional value of $25.8 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2019:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$181,417	$171,310	$10,000	$—	$107
Operating leases	74	16	33	25	—
Certificates of deposit	661,773	414,874	140,937	105,962	—
Total	$843,264	$586,200	$150,970	$105,987	$107
Total loan commitments and unused lines of credit	$187,558	$187,558	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2019 was -3.79% of total assets compared to -2.01% of total assets at December 31, 2018. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2019, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$72,766	$96,711	$240,756	$215,351
Restricted stock, at cost	7,945	—	—	1,037
Loans held for sale	—	—	—	852
Loans	402,880	163,462	517,487	180,482
Other interest-earning assets	—	23,975	—	—
Non-rate-sensitive assets	20,526	—	—	88,997
Total assets	504,117	284,148	758,243	486,719
Interest-bearing deposits	431,774	295,925	171,163	593,149
Borrowed funds	75,000	55,000	10,107	0
Non-rate-sensitive liabilities and equity	1,900	5,700	34,100	359,409
Total liabilities and equity	508,674	356,625	215,370	952,558
Period gap	$(4,557)	$(72,477)	$542,873	$(465,839)
Percent of total assets	(0.22)%	(3.56)%	26.70%	(22.91)%
Cumulative gap (current)	$(4,557)	$(77,034)	$465,839	$—
Percent of total assets	(0.22)%	(3.79)%	22.91%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.1% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 4.2% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 2.3% in a falling-rate scenario, and lower than that earned in a stable rate environment by 6.8% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2019 and December 31, 2018 is presented in the following table:

Changes in Net Interest Income	September 30, 2019	December 31, 2018
Year 1
Projected change if rates decrease by 1.0% (September 30, 2019) and decrease by 2.0% (December 31, 2018)	-0.1%	-0.1%
Projected change if rates increase by 2.0%	-4.2%	-3.9%
Year 2
Projected change if rates decrease by 1.0% (September 30, 2019) and decrease by 2.0% (December 31, 2018)	2.3%	1.6%
Projected change if rates increase by 2.0%	-6.8%	-7.0%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2019, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2019, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates are likely to decline in next one-to-three quarters, and believes that the current level of interest rate risk is acceptable.
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

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2019, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2019:

Month	Shares Purchased	Average Price Per Share[1]	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2019	250	$0.00	—	—
February 2019	3,554	$26.52	—	—
March 2019	—	—	—	—
April 2019	300	$0.00	—	—
May 2019	—	—	—	—
June 2019	—	—	—	—
July 2019	—	—	—	—
August 2019	—	—	—	—
September 2019	75	27.48	—	—
	4,179	$27.00	—	—
1Zero average price for share represents forfeiture of shares issued under 2010 Equity Incentive Plan.
Item 3 – Default Upon Senior Securities

None.

Item 4 – Other Information

A.  On November 8, 2019 the Bank entered into an agreement with a certain key Executive of the Bank under the 2010 Equity Incentive Plan.  This Agreement accelerated the vesting period of Restricted Shares issued to President & CEO McKim in 2015, 2016, 2017, and 2018 such that the Shares issued in 2015, 2016 and 2017 will vest immediately and the Shares issued in 2018 will vest fully after three years instead of the original five years.  The economic values of the shares was disclosed in the Company’s 2016,  2017, 2018 and 2019 Definitive Proxy Statements filed on March 11, 2016, March 10, 2017, March 14, 2018 and March 8, 2019, respectively.

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
Exhibit 10.3 Amendments dated November 8, 2019 to the Restricted Stock Agreements of an Executive Officer dated January 29, 2015, January 28, 2016, January 26, 2017 and January 4, 2018 attached as Exhibit 10.3 to the Company’s Form 10-Q filed under Part II Item 4A on November 12, 2019.
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

Date: November 12, 2019

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: November 12, 2019