Form 10-K
period 2019-12-31
First Bancorp, Inc /ME/
filed 2020-03-06
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2019

Commission File Number 0-26589

THE FIRST BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Maine	01-0404322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

223 Main Street	Damariscotta	Maine	04543
(Address of principal executive offices)			(Zip code)

(207) 563-3195
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

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
Common Stock: $273,082,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2020
Common Stock: 10,920,770 shares

Documents Incorporated By Reference:
Proxy Statement for the Annual Meeting of Shareholders
to be held on April 29, 2020

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
As of December 31, 2019, the Company's securities consisted of one class of common stock. At that date, there were 10,899,210 shares of common stock outstanding.
The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank's capital stock consists of one class of common stock, of which 290,069 shares, par value $2.50 per share, are issued and outstanding. All of the Bank's common stock is owned by the Company.
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
In addition to traditional banking services, the Company provides investment management and private banking services through First National Wealth Management, which is an operating division of the Bank. First National Wealth Management is able to offer a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and municipalities of varying asset size, and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience. In 2019, the bank introduced First National Investment Services. Through a partnership with a third party provider, First National Investment Services offers additional products such as brokerage, annuity products and certain types of insurance.
The financial services landscape has continued to evolve over the past five years in the Bank's primary market area. While large out-of-state banks have continued to experience local change as a result of activity at the regional and national level, online and mobile banking acceptance has increased and opened the market to new forms of competition. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and in some cases are not subject to the same regulatory restrictions as the Company and the Bank.
The Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium-sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending investment and trust services to clients with accounts of all sizes. Investment has also been made in enhancing the Bank’s suite of online and mobile offerings to both enhance service delivery and provide additional channels for customers to conduct business with the Bank. Management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, Management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting the Bank's ability to be competitive.

The First Bancorp - 2019 Form 10-K - Page 1

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
Because we are a financial holding company, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (the "CRA"), of less than satisfactory, the Bank and/or the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. Industry regulators have recently proposed reforms to CRA; the Company is monitoring these for any impact they may have on our operations. In addition, if the FRB finds that the Bank is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
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

The First Bancorp - 2019 Form 10-K - Page 2

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted on July 21, 2010, has resulted in broad changes to the U.S. financial system and was the most significant financial reform legislation enacted since the 1930s. Financial regulatory agencies have issued numerous rulemakings to implement its provisions; however some rules called for in the Act have yet to be promulgated or to take effect. The present administration in Washington has made a commitment to weaken the Act and numerous reform measures have been proposed including S.2155, passed in May 2018. The ultimate impact of the Dodd-Frank Act continues to evolve nearly 10 years since its passage, but it has affected, and we expect it will continue to affect, most of our business in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital and liquidity.
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

Protecting the privacy of our customers’ information as well as the security of the Bank’s systems and networks has long been and will continue to be a priority. The Board is committed to maintaining strong and meaningful privacy and security protections for our customers’ information. The Chief Information Officer regularly provides reports to Senior Management and the Board regarding the Company's ongoing assessment of cybersecurity threats and risks, data security programs designed to prevent and detect threats, attacks, incursions and breaches, as well as management, mitigation and remediation of potential, and any actual, cybersecurity and information technology risks and breaches. In addition, the Audit Committee and Management review reports from the Internal Auditor regarding their evaluation of the Company’s Information Technology department on a regular basis. The Board and Management recognize that cybersecurity matters, including expenditure related threats and the impact of incursions or breaches, may implicate the Company's disclosure under SEC rules and regulations, and intend to remain vigilant with respect to the cybersecurity aspects of these obligations.

Privacy
The FDIC, the OCC and other regulatory agencies have published privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its

The First Bancorp - 2019 Form 10-K - Page 3

privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

USA Patriot Act
The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Bank, to adopt and implement additional, or to amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking regulatory agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or under the Bank Merger Act.

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
The Company complies with the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company's overall corporate governance structure, and does not believe that such compliance has to date had, or will in the future have, a material impact on the Company's results of operations or financial condition.

Capital Requirements
The OCC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by BHCs. If a banking organization's capital levels fall below the minimum requirements established by such guidelines, a bank or BHC will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be

The First Bancorp - 2019 Form 10-K - Page 4

denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal regulations require federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements, and to impose significant restrictions on such institutions. See "Prompt Corrective Action" below.

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
On December 31, 2019, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 15.27% and 14.34%, respectively, and its Leverage Core Capital Ratio was 8.88%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Basel III Capital Requirements
In December 2010, the Basel Committee on Bank Supervision (the "BCBS") finalized a set of international guidelines for determining regulatory capital known as "Basel III." These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The Basel III guidelines:

•	raised the quality of capital so that banks will be better able to absorb losses on a going concern basis;

•
increased the risk coverage of the capital framework, specifically for trading activities, securitizations, exposures to off-balance sheet vehicles, and counterparty credit exposures arising from derivatives;

•	raised the level of minimum capital requirements;

•	established an international leverage ratio;

•	developed capital buffers; and

The First Bancorp - 2019 Form 10-K - Page 5

•	raised standards for the supervisory review process (Pillar 2) and public disclosures (Pillar 3).
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
The Company has evaluated the impact of Basel III on its capital ratios based on our interpretation of the capital requirements, and our Tier 1 common equity ratio of 14.34% exceeded the fully phased-in minimum of ratio of 7.00% by 7.34 percentage points at December 31, 2019.
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

The First Bancorp - 2019 Form 10-K - Page 6

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
The Bank’s deposits are subject to deposit insurance assessments to maintain the DIF. The Bank’s deposit insurance assessments are based on its assets. To determine its deposit insurance assessment base, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. On May 20, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks (generally those banks with less than $10 billion of assets that have been insured for at least five years). The rule takes a risk based approach, utilizing the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect financial and operational risks that a bank may face, as one component of the assessment calculation along with seven additional metrics including capital adequacy, asset quality, earnings, brokered deposit reliance, and assets growth rate. Each of the seven metrics and a weighted average of CAMELS component ratings is multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments. Assessment rates for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points, after adjustments. Assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments. Assessment rates specific to the Bank are calculated quarterly based upon its balance sheet and performance metrics as of the prior quarter end. The FDIC has the power to adjust deposit insurance assessment rates at any time, and the Company is not able to predict the amount or timing of any adjustment.
The Federal Deposit Insurance Act ("FDIA"), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, establishes a minimum reserve ratio of the DIF to estimated insured deposits of 1.15% prior to September 2020 and 1.35% thereafter. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets. To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposed a 4.5 basis points surcharge on the quarterly insurance assessments of large banks, which became effective on July 1, 2016. The surcharge continued through September 30, 2018, when the reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio of 1.35%. Small banks, such as the Bank, were not required to pay the surcharge. To offset the effect of the increase in the reserve ratio on small banks, those banks received credits for the portion of their assessments that helped to raise the reserve ratio from 1.15% to 1.35%. Credits are to be applied automatically to reduce a small bank’s regular assessment in each quarter that the reserve ratio is at least 1.38%, up to the entire amount of the credit or assessment. Credits were received in the third and fourth quarters of 2019.
Brokered Deposits and Pass-Through Deposit Insurance Limitations
Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from its primary federal banking regulator. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See "Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Industry regulators have recently proposed changes to the definition of brokered deposits; the Company is monitoring the proposal for any impact upon its business. The Bank currently accepts brokered deposits.

The First Bancorp - 2019 Form 10-K - Page 7

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

Employees
At December 31, 2019, the Company had 245 employees and full-time equivalency of 240 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income insurance, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

Company Website
The Company maintains a website at www.thefirstbancorp.com/shareholder-relations where it makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Information contained on the Company's website does not constitute a part of this report. Beginning with the

The First Bancorp - 2019 Form 10-K - Page 8

third quarter of 2018, the Company adopted inline XBRL. Interactive reports for our 10-K and 10-Q filings are available in iXBRL format at www.sec.gov.

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
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans and the value of the collateral securing these loans. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.
Our loan portfolio includes commercial, commercial real estate and commercial construction loans that may have higher risks than other types of loans.
Our commercial, commercial real estate, and commercial construction loans at December 31, 2019 and 2018 were $629.7 million and $576.9 million, or 48.6% and 46.6% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders (such as the bank) with a high concentration or a high growth rate of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, the potential illiquidity of the real estate collateral securing such losses, and the increased difficulty of evaluating and monitoring these types of loans.
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
The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If, as a result of general economic conditions, previously incorrect assumptions or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional provision expenses. In addition, regulatory agencies review the Bank's allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance

The First Bancorp - 2019 Form 10-K - Page 9

for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Finally, our industry is the midst of a methodology change in the calculation of the allowance for loan losses. The incurred loss model presently in use will be replaced by a current expected credit loss model (“CECL”). The effective implementation date of CECL for the Company had been January 1, 2020. In October 2019 the Financial Accounting Standards Board ("FASB") approved an amendment to ASU 2016-13, the CECL standard, whereby the effective date of ASU 2016-13 was delayed for companies that qualify as a Smaller Reporting Companies ("SRC"). The Company qualifies as an SRC and as such our effective implementation date for CECL is now January 1, 2023. Given the delay, the Company opted not to complete its calculation of a formal estimate of any adjustment to the level of the allowance to meet the CECL standard. Sufficient progress towards a formal estimate was made to conclude that it continues to be likely that an increase in the level will be necessary. As allowed by CECL implementation rules, any such day one increase will be a one-time capital event with an option to phase-in over three years for regulatory capital purposes, and is not presently expected to materially and adversely impact the Company’s earnings.
Increases in the allowance for loan losses typically result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows. See the section captioned "Credit Risk Management and Allowance for Loan Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report, for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
The Maine foreclosure process can be lengthy and add additional losses for the Bank.
Residential foreclosures in Maine occur through the judicial system. Under ideal circumstances, it can take as little as six months to foreclose on a Maine property; however, if the borrower contests the foreclosure or the court delays the foreclosure, the process may take as long as two years. In 2009, the Maine Legislature passed "An Act to Preserve Home Ownership and Stabilize the Economy by Preventing Unnecessary Foreclosures." This law provides for mediation of foreclosure of residential mortgages and borrowers may choose mediation in which parties must attend mediation sessions and evaluate foreclosure alternatives in good faith. This law also provides that issues such as reinstatement of the mortgage, modification of the loan and restructuring of the mortgage debt are to be addressed at these mediations. Given the uncertain timeframe related to foreclosure in Maine, the Bank can incur additional legal fees and other costs, such as payment of property taxes and insurance, if the foreclosure process is extended. In addition, the value of the property may further decline if the borrower fails to maintain the property in good order or market conditions worsen during this extended period.
Our level of troubled debt restructured ("TDR") remains elevated.
Our efforts to assist homeowners and other borrowers impacted by the Great Recession (2008–2009) increased our overall level of TDRs. We continue to work with homeowners and other borrowers who face difficulty on a case by case basis. In each case when a loan is modified, Management determines it is in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of December 31, 2019 there were 81 loans with an outstanding balance of $21.4 million that have been restructured. This compares to 76 loans with a value of $25.2 million as of December 31, 2018.
As of December 31, 2019, 51 loans with an aggregate balance of $12.2 million were performing under the modified terms, four loans with an aggregate balance $436,000 were more than 30 days past due and accruing and 26 loans with an aggregate balance of $8.8 million were on nonaccrual. As a percentage of aggregate outstanding balances, 56.9% were performing under the modified terms, 2.0% were more than 30 days past due and accruing and 41.1% were on nonaccrual. Although a large percentage of TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations.
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

The First Bancorp - 2019 Form 10-K - Page 10

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
Volatile market conditions may detrimentally affect the value of securities held in our portfolio due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise, extending the average life of the bonds. As of December 31, 2019, we had $360.5 million and $281.6 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, rising interest rates, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
Illiquidity could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit renewals or rollovers, secured or unsecured borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry or the economy in general, or could be available only under terms which are unacceptable to us. We rely primarily on commercial and retail deposits and, to a lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank of Boston (the "FHLB") and other secured and unsecured borrowings to fund our operations. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, changes in market interest rates or increased competition for funding within our market. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources less favorable and may make it difficult for us to sell securities when needed to provide additional liquidity. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized", we will be unable to continue to roll over or renew brokered funds, and the interest rate we pay deposits would be subject to restrictions. As a result, there is a risk that our cost of funding will increase or we will not have sufficient funds to meet our obligations when they become due.
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

The First Bancorp - 2019 Form 10-K - Page 11

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

The First Bancorp - 2019 Form 10-K - Page 12

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
We rely heavily on communications and information systems to conduct our business, serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have in place policies and procedures, security applications and fraud mitigation applications designed to prevent or limit the effect of failure, interruption, fraud attack or security breach of or affecting our information systems, there can be no assurance that any such failures, interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately and promptly addressed. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, possibly through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability and/or substantial remediation or recovery costs, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.
Our information systems may experience an interruption or breach in security.
We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. Our use of and reliance on, and the risks associated with, such operations are likely to increase in the future as we continue to increase mobile capabilities and other internet-based product offerings and expand our internal usage of web-based products and third-party hosted applications.
In the event of a failure, interruption or breach of our information systems and business operations, we may be unable to avoid impact to our customers and business. Other U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyberattacks and other means. To date, none of these efforts has had a material adverse effect on our business or operations. However, our costs of preventing, detecting, and addressing such threats or attacks continue to increase. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or funds or those of our customers or clients. The Bank regularly works with a third party information security consultant to review and test various systems, and has an ongoing information security training program for employees. Despite these efforts our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees, without authorization, may intercept and transmit confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

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

The First Bancorp - 2019 Form 10-K - Page 13

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

The First Bancorp - 2019 Form 10-K - Page 14

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
Negative economic events in other parts of the world may have a negative impact on the US economy. Economic growth in European Union (“EU”) appears to be slowing while negative interest rates remain prevalent, potentially limiting stimulus options available to the European Central Bank ("ECB") and impacting both the global and US economy. Similarly, a sustained slowdown in growth in China or strategic Asian countries (including due to the corona virus outbreak and its consequences) could have negative implications for the both the global and US economies. Trade imbalances or retaliating tariffs or similar measures brought about by either ongoing or new tariff disputes or Great Britain’s recent departure from the EU could further disrupt global economics. A severe market reaction to any of the foregoing could have a material adverse effect on our liquidity, financial condition, results of operations, and ability to meet regulatory requirements.

Reforms to London Interbank Offered Rate ("LIBOR") and other potentially indices, and related uncertainty, may adversely affect our business, financial condition or results of operations.

In July 2017, the U.K. Financial Conduct Authority announced that after 2021 it will no longer require banks to submit rates for LIBOR. This announcement, along with other changes in the interbank lending markets, has resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate benchmarks, though it is widely assumed that LIBOR will no longer be a viable index after 2021. The U.S Federal Reserve formed the Alternative Reference Rate Committee ("ARRC") to develop a LIBOR alternative. ARRC has recommended the Secured Overnight Funding Rate ("SOFR") as a replacement for LIBOR, and a market for SOFR based transactions is developing along with related protocols. The ultimate impact of this likely transition is uncertain, and the potential or actual discontinuance of benchmark quotes may have a material, adverse effect on the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including our hedge contracts, or our financial condition or results of operations. In addition, we cannot assure that we and other market participants will adequately be prepared for a discontinuation of LIBOR or other benchmarks, and such discontinuation may have an unpredictable impact on our contracts and/or cause significant disruption to financial markets that are relevant to our business, which may have a material, adverse effect on our financial condition or results of operations.
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

The First Bancorp - 2019 Form 10-K - Page 15

The Dodd-Frank Act created a new Consumer Financial Protection Bureau and tightened capital standards, and will continue to result in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Act has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Many of the details and the impacts of the Dodd-Frank Act have been implemented; however, some provisions remain unaddressed. Any new legislation or implementing regulations may materially increase our operating and compliance costs.
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
In June 2013 the Federal Reserve Board finalized rules that substantially amended the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Phase-in of the rules started in 2015 and was completed in 2019. As of December 31, 2019 we comply with the 2019 standard.
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
Although our common stock is traded on the NASDAQ Global Select market and is part of the Russell stock market index, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2019, the average monthly trading volume of our common stock was 215,820 shares, or approximately 1.98% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
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

The First Bancorp - 2019 Form 10-K - Page 16

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
The Company is a legal entity separate and distinct from the Bank. With the exception of cash raised from debt and equity issuances, we receive substantially all of our cash flow from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock. Federal banking law and regulations limit the amount of dividends that the Bank can pay. For further information on the regulatory restrictions on the payment of dividends by the Bank, see "Supervision and Regulation" in Item 1. In the event the Bank is unable to pay dividends to the Company or such dividends were to be restricted or reduced, we may not be able to service debt, pay obligations or pay dividends on our common stock. Our right to participate in a distribution of assets upon the Bank's liquidation or reorganization would be subject to the prior claims of the Bank's creditors.
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
Our Board of Directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. Except pursuant to the rules of the NASDAQ Stock Market, we are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock to the extent of our authorized but unissued capital stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be effected. Such offerings could be dilutive to common shareholders or reduce the market price of our common stock. Holders of our common stock are not entitled to preemptive rights or protection against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current common shareholders. We may attempt to increase our capital resources or, if our or the Bank's capital ratios fall below the required minimums, we could be forced to raise additional capital, by making offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of shares of our preferred stock and lenders with respect to other borrowings would receive distributions of our available assets prior to the holders of our common stock. Our Board of Directors is authorized to issue one or more series of preferred stock from time to time without any action on the part of our shareholders (except as may be required under NASDAQ Stock Market rules). Our Board of Directors also has the power, without shareholder approval (except as may be required under NASDAQ Stock Market rules), to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock and the market price of our common stock could be adversely affected.
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

The First Bancorp - 2019 Form 10-K - Page 17

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

First National Wealth Management, the investment management and trust division of the Bank, operates from four offices in Bangor, Bar Harbor, Ellsworth and Damariscotta. The Bank also maintains an Operations Center in Damariscotta. The Company owns all of its facilities except for the land on which the Southwest Harbor drive-up facility is located. In 2019, the company constructed a new facility on owned land in Ellsworth. A long-term lease is in place for the Southwest Harbor drive-up facility. The company also owns land in Belfast. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The last transaction in the Company's stock on NASDAQ during 2019 was on December 31 at $30.23 per share. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.

The First Bancorp - 2019 Form 10-K - Page 18

Repurchase of Shares and Use of Proceeds

The Company made the following repurchases of its common stock during the year ended December 31, 2019:

Month	Shares Purchased	Average Price Per Share[1]	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2019	250	$0.00	—	—
February 2019	3,554	26.52	—	—
March 2019	—	—	—	—
April 2019	300	0.00	—	—
May 2019	—	—	—	—
June 2019	—	—	—	—
July 2019	—	—	—	—
August 2019	—	—	—	—
September 2019	75	27.48	—	—
October 2019	—	—	—	—
November 2019	2,999	28.96	—	—
December 2019	—	—	—	—
	7,178	$27.65	—	—
1Zero average price for share represents forfeiture of shares issued under 2010 Equity Incentive Plan.

Unregistered Sales of Equity Securities

None

The First Bancorp - 2019 Form 10-K - Page 19

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category
Equity compensation plans approved by security holders	—	$—	237,108
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	237,108

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

NASD Bank
S&P 500
FNLC
Dollars
300
250
200
150
100
50
2014
2015
2016
2017
2018
2019

	2014	2015	2016	2017	2018	2019
FNLC	100.00	117.17	197.75	168.68	169.01	203.04
S&P 500	100.00	101.37	113.49	138.26	132.18	173.80
NASD Bank	100.00	108.84	150.17	158.37	132.76	165.13

The First Bancorp - 2019 Form 10-K - Page 20

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2019	2018	2017	2016	2015
Summary of Operations
Interest Income	$78,651	$70,543	$60,832	$53,759	$50,810
Interest Expense	26,158	20,334	13,529	10,812	9,874
Net Interest Income	52,493	50,209	47,303	42,947	40,936
Provision for Loan Losses	1,250	1,500	2,000	1,600	1,550
Non-Interest Income	14,189	12,600	12,548	12,449	12,230
Non-Interest Expense	35,172	33,467	31,651	29,383	29,896
Net Income	25,525	23,536	19,588	18,009	16,206
Per Common Share Data
Basic Earnings per Share	$2.36	$2.18	$1.82	$1.68	$1.52
Diluted Earnings per Share	2.34	2.17	1.81	1.66	1.51
Cash Dividends Declared per Common Share[3]	1.190	1.110	0.950	1.030	0.870
Book Value per Common Share	19.50	17.63	16.74	15.98	15.58
Tangible Book Value per Common Share	16.75	14.87	13.97	13.20	12.78
Market Value per Common Share	30.23	26.30	27.23	33.10	20.47
Financial Ratios
Return on Average Equity[1]	12.51%	12.72%	10.91%	10.28%	9.74%
Return on Average Tangible Equity[1,2]	14.66%	15.18%	13.11%	12.42%	11.90%
Return on Average Assets[1]	1.27%	1.23%	1.10%	1.12%	1.07%
Average Equity to Average Assets	10.17%	9.70%	10.04%	10.86%	11.00%
Average Tangible Equity to Average Assets[2]	8.68%	8.13%	8.36%	9.00%	9.01%
Net Interest Margin Tax-Equivalent[1,2]	2.89%	2.91%	3.04%	3.05%	3.10%
Dividend Payout Ratio	50.42%	50.92%	52.20%	61.31%	57.24%
Allowance for Loan Losses/Total Loans	0.90%	0.91%	0.92%	0.95%	1.00%
Non-Performing Loans to Total Loans	1.28%	1.19%	1.27%	0.73%	0.75%
Non-Performing Assets to Total Assets	0.82%	0.79%	0.86%	0.48%	0.57%
Efficiency Ratio[2]	51.04%	51.50%	49.72%	50.43%	54.26%
At Year End
Total Assets	$2,068,796	$1,944,570	$1,842,930	$1,712,875	$1,564,810
Total Loans	1,297,075	1,238,283	1,164,139	1,071,526	988,638
Total Investment Securities	651,108	584,665	563,683	536,276	477,319
Total Deposits	1,650,466	1,527,085	1,418,879	1,242,957	1,043,189
Total Borrowings	184,955	210,317	228,758	278,901	337,457
Total Shareholders' Equity	212,508	191,542	181,321	172,521	167,498
1Annualized using a 365-day basis in all years except 2016, in which a 366-day basis was used.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.
3Cash dividends declared per common share for 2016 included a $0.12 per share special dividend.

The First Bancorp - 2019 Form 10-K - Page 21

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, adverse economic developments in or affecting the geographic areas in which the Bank operates, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this annual report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

The First Bancorp - 2019 Form 10-K - Page 22

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

The First Bancorp - 2019 Form 10-K - Page 23

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
In several places in this report, net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A Federal income tax rate of 21.0% was used in 2019 and 2018 and a 35.0% Federal income tax rate was used in 2017.

	Years ended December 31,
Dollars in thousands	2019	2018	2017
Net interest income as presented	$52,493	$50,209	$47,303
Effect of tax-exempt income	2,295	2,156	3,935
Net interest income, tax equivalent	$54,788	$52,365	$51,238

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

	Years ended December 31,
Dollars in thousands	2019	2018	2017
Non-interest expense, as presented	$35,172	$33,467	$31,651
Net interest income, as presented	52,493	50,209	47,303
Effect of tax-exempt income	2,295	2,156	3,935
Non-interest income, as presented	14,189	12,600	12,548
Effect of non-interest tax-exempt income	163	162	338
Net securities gains	(224)	(137)	(471)
Adjusted net interest income plus non-interest income	$68,916	$64,990	$63,653
Non-GAAP efficiency ratio	51.04%	51.50%	49.72%
GAAP efficiency ratio	52.75%	53.28%	52.88%

The First Bancorp - 2019 Form 10-K - Page 24

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

	Years ended December 31,
Dollars in thousands	2019	2018	2017
Average shareholders' equity as presented	$204,092	$185,049	$179,473
Less intangible assets (average)	(29,957)	(30,001)	(30,044)
Average tangible common shareholders' equity	$174,135	$155,048	$149,429

Executive Summary

This was the best annual performance in The First Bancorp, Inc.'s history, ending the decade with a sixth consecutive year of record earnings. The Company's 2019 performance was driven by earning asset growth, which led to increased net interest income, which was supplemented in 2019 by growth in non-interest income. Total assets surpassed $2 billion for the first time, ending the year at $2.07 billion.
Net income for the year ended December 31, 2019 was $25.5 million, up $2.0 million or 8.5% from the $23.5 million posted for the year ended December 31, 2018. Earnings per common share on a fully diluted basis were $2.34 for the year ended December 31, 2019, up $0.17 or 7.8% from the $2.17 posted for the year ended December 31, 2018. Net interest income on a tax-equivalent basis increased $2.4 million or 4.6% for the year ended December 31, 2019 compared to the year ended December 31, 2018, with growth in earning assets responsible for the increase. The Company's net interest margin was 2.89% in 2019, compared to 2.91% in 2018.
Non-interest income in 2019 was $14.2 million, an increase of $1.6 million or 12.6% from the $12.6 million reported in 2018. This growth was due to mortgage banking revenue, wealth management income as well as new revenue sources including loan swap fees.
Non-interest expense in 2019 was $35.2 million, an increase of $1.7 million or 5.1% from the $33.5 million reported in 2018, primarily due to increased employee expense incurred to support the Company's growth. The Company benefited from FDIC insurance premium credits which helped reduce the Bank's FDIC premium expense.
Income taxes on operating earnings were $4.7 million for the year ended December 31, 2019, up $429,000 from the same period in 2018.
During 2019, total assets increased $124.2 million or 6.4%, surpassing $2 billion for the first time. The loan portfolio increased $58.8 million or 4.7% in 2019, ending the year at $1.30 billion. The investment portfolio was up $66.4 million or 11.4% for the year. On the liability side of the balance sheet, low-cost deposits increased $15.9 million or 2.0%, totaling $799.5 million as of December 31, 2019. Certificates of deposit increased $98.6 million or 16.7% from the end of 2018.  Local certificates of deposit (CDs) increased $1.1 million and wholesale CDs increased $97.5 million at December 31, 2019 compared to December 31, 2018.
Non-performing loans stood at 1.28% of total loans as of December 31, 2019 - up from the 1.19% level of non-performing loans a year ago. This compares to non-performing loans at 0.55% for our Uniform Bank Performance Report peer group ("UBPR peer group") as of December 31, 2019. Net chargeoffs were $843,000 or 0.07% of average loans in 2019, down $154,000 from December 31, 2018. Net chargeoffs for the UBPR peer group in 2019 were 0.10% of average loans. The provision for loan losses in 2019 was $1.3 million, $250,000 or 16.7% lower than in 2018. The allowance as a percentage of loans outstanding stood at 0.90% in 2019, down from 0.91% at December 31, 2018.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.27%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 14.66% for the year ended December 31, 2019 compared to 15.18% and 13.11% for the years ended December 31, 2018 and 2017, respectively. Our return on average equity was in the top 16% of all banks in the UBPR peer group, which had an average return of 11.30% for the year. Our efficiency ratio continues to be an important component in our overall performance and at 51.04% in 2019, was below the 51.50% and above the 49.72% posted for 2018 and 2017, respectively. As of December 31, 2019, the average non-GAAP efficiency ratio for our UBPR peer group was 62.07% which put us in the top 12% of all banks in the UBPR peer group.

The First Bancorp - 2019 Form 10-K - Page 25

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 4.6% or $2.4 million to $54.8 million for the year ended December 31, 2019 from the $52.4 million reported for the year ended December 31, 2018, with growth in earning assets responsible for the increase. The Company's net interest margin was 2.89% in 2019, compared to 2.91% in 2018.
Total interest income on a tax-equivalent basis in 2019 was $80.9 million, a increase of $8.2 million or 11.3% from the $72.7 million posted by the Company in 2018. Total interest expense in 2019 was $26.2 million, an increase of $5.8 million or 28.6% from the $20.3 million posted by the Company in 2018. Tax-exempt interest income amounted to $8.6 million for the year ended December 31, 2019, $8.1 million for the year ended December 31, 2018 and $7.3 million for the year ended December 31, 2017.
Net interest income on a tax-equivalent basis increased 2.2% or $1.1 million to $52.4 million for the year ended December 31, 2018 from the $51.2 million reported for the year ended December 31, 2017, with growth in earning assets responsible for the increase. The Company's net interest margin was 2.91% in 2018, compared to 3.04% in 2017.
Total interest income on a tax-equivalent basis in 2018 was $72.7 million, an increase of $7.9 million or 12.2% from the $64.8 million posted by the Company in 2017. Total interest expense in 2018 was $20.3 million, an increase of $6.8 million or
50.3% from the $13.5 million posted by the Company in 2017. The year-to-year increase was driven primarily by costs of wholesale funding.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal income tax rate in 2019 and 2018, and a 35.0% rate in 2017.

Year ended December 31, 2019 compared to 2018
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(50)	$(5)	$1	$(54)
Investment securities	1,883	625	63	2,571
Loans held for sale	—	(1)	—	(1)
Loans	2,027	3,569	135	5,731
Total interest income	3,860	4,188	199	8,247
Interest expense
Deposits	1,761	4,987	550	7,298
Borrowings	(1,230)	(340)	96	(1,474)
Total interest expense	531	4,647	646	5,824
Change in net interest income	$3,329	$(459)	$(447)	$2,423

Year ended December 31, 2018 compared to 2017
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$67	$54	$69	$190
Investment securities	336	(635)	(11)	(310)
Loans held for sale	(3)	4	(2)	(1)
Loans	4,092	3,636	325	8,053
Total interest income	4,492	3,059	381	7,932
Interest expense
Deposits	796	5,254	441	6,491
Borrowings	103	206	5	314
Total interest expense	899	5,460	446	6,805
Change in net interest income	$3,593	$(2,401)	$(65)	$1,127
1 Represents the change attributable to a combination of change in rate and change in volume.

The First Bancorp - 2019 Form 10-K - Page 26

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2019, 2018, and 2017, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 21% Federal income tax rate in 2019 and 2018, and a 35.0% rate in 2017. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2019		2018		2017
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$188	1.96%	$242	2.00%	$52	0.98%
Investment securities	21,173	3.38%	18,602	3.26%	18,912	3.35%
Loans held for sale	4	1.09%	5	1.33%	20	2.58%
Loans	59,581	4.73%	53,850	4.43%	45,783	4.11%
Total interest-earning assets	80,946	4.27%	72,699	4.04%	64,767	3.84%
Interest-bearing liabilities
Deposits	23,268	1.61%	15,970	1.23%	9,479	0.82%
Borrowings	2,890	1.56%	4,364	1.69%	4,050	1.61%
Total interest-bearing liabilities	26,158	1.61%	20,334	1.31%	13,529	0.96%
Net interest income	$54,788		$52,365		$51,238
Interest rate spread		2.66%		2.74%		2.88%
Net interest margin		2.89%		2.91%		3.04%

The First Bancorp - 2019 Form 10-K - Page 27

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2019, 2018 and 2017.

	Years ended December 31,
Dollars in thousands	2019	2018	2017
Assets
Cash and cash equivalents	$16,433	$17,626	$17,728
Interest-bearing deposits in other banks	9,612	12,103	5,280
Securities available for sale	328,014	302,260	308,607
Securities to be held to maturity	288,533	257,514	243,392
Restricted equity securities, at cost	9,273	11,599	12,313
Loans held for sale (fair value approximates cost)	368	376	776
Loans	1,260,671	1,214,932	1,115,288
Allowance for loan losses	(11,553)	(11,331)	(10,584)
Net loans	1,249,118	1,203,601	1,104,704
Accrued interest receivable	7,764	6,632	6,080
Premises and equipment, net	21,492	21,896	21,698
Other real estate owned	412	754	384
Goodwill	29,805	29,805	29,805
Other assets	46,179	43,986	37,177
Total Assets	$2,007,003	$1,908,152	$1,787,944
Liabilities & Shareholders' Equity
Demand deposits	$159,933	$152,386	$143,260
NOW deposits	375,402	318,823	310,701
Money market deposits	141,881	124,305	136,624
Savings deposits	237,489	233,606	227,024
Certificates of deposit	687,492	622,261	523,966
Total deposits	1,602,197	1,451,381	1,341,575
Borrowed funds – short term	175,514	193,341	113,638
Borrowed funds – long term	10,105	65,112	138,418
Dividends payable	1,163	1,157	987
Other liabilities	13,932	12,112	13,853
Total Liabilities	1,802,911	1,723,103	1,608,471
Shareholders' Equity:
Common stock	109	109	108
Additional paid-in capital	63,283	62,220	61,196
Retained earnings	140,143	128,362	117,977
Net unrealized gain (loss) on securities available for sale	347	(7,340)	(634)
Net unrealized gain on cash flow hedging derivative instruments	364	2,030	1,064
Net unrealized loss on securities transferred from available for sale to held to maturity	(191)	(187)	(136)
Net unrealized gain (loss) on postretirement benefit costs	37	(145)	(102)
Total Shareholders' Equity	204,092	185,049	179,473
Total Liabilities & Shareholders' Equity	$2,007,003	$1,908,152	$1,787,944

The First Bancorp - 2019 Form 10-K - Page 28

Non-Interest Income

Non-interest income in 2019 was $14.2 million, an increase of $1.6 million or 12.6% from the $12.6 million reported in 2018. This growth was due to increased mortgage banking revenue, increased revenue from First National Wealth Management, the Company's wealth and investment management division, as well as new revenue sources including loan swap fees.
Non-interest income in 2018 was $12.6 million, an increase of $52,000 or 0.4% from the year ended December 31, 2017. This was due to an increase in revenue from First National Wealth Management, the Company's wealth and investment management division, as well as an increase in other operating income and deposit-based charges, offsetting a decline in mortgage banking income and net securities gains.

Non-Interest Expense

Non-interest expense in 2019 was $35.2 million, an increase of $1.7 million or 5.1% from the $33.5 million reported in 2018, primarily due to increased employee expense incurred to support the Company's growth. The Company benefited from FDIC insurance premium credits which helped reduce the Bank's FDIC premium expense. In the absence of these credits, expense would have been $849,000.
Non-interest expense in 2018 was $33.5 million, an increase of $1.8 million or 5.7% from the $31.7 million reported in 2017, primarily due to increased employee expense incurred to support the Company's growth.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $1.3 million in 2019 compared to $1.5 million in 2018. The 2019 provision was 0.06% of average assets in 2019, compared to 0.12% of average assets for the UBPR peer group. The allowance for loan losses stood at 0.90% of total loans as of December 31, 2019, compared to 0.91% a year ago, and 1.09% for the UBPR peer group.
Net loan chargeoffs in 2019 were $0.8 million or 0.07% of average loans, down $154,000 from 2018. Non-performing assets stood at 0.82% of total assets as of December 31, 2019 compared to 0.79% of total assets at December 31, 2018. Past-due loans were 1.16% of total loans as of December 31, 2019, up from 1.08% of total loans as of December 31, 2018.
The Company's provision to the allowance for loan losses was $1.5 million in 2018 compared to $2.0 million in 2017. This was 0.08% of average assets in 2018, compared to 0.12% of average assets for the UBPR peer group. The allowance for loan losses stood at 0.91% of total loans as of December 31, 2018, compared to 0.92% at December 31, 2017.
Net loan chargeoffs in 2018 were $1.0 million or 0.08% of average loans, down $412,000 from 2017. Non-performing assets stood at 0.79% of total assets as of December 31, 2018 compared to 0.86% of total assets at December 31, 2017. Past-due loans were 1.08% of total loans as of December 31, 2018, down from 1.60% of total loans as of December 31, 2017.

Income Taxes
Income taxes on operating earnings were $4.7 million for the year ended December 31, 2019, up $429,000 from 2018.
Income taxes on operating earnings were $4.3 million for the year ended December 31, 2018, down $2.3 million from 2017. This decrease was due to the benefits from the TCJA.

Net Income

Net income for 2019 was $25.5 million, up 8.5% or $2.0 million from net income of $23.5 million that was posted in 2018. Earnings per share on a fully diluted basis for 2019 were $2.34, up $0.17 or 7.8% from the $2.17 reported for the year ended December 31, 2018.
Net income for 2018 was $23.5 million, up 20.2% or $3.9 million from net income of $19.6 million that was posted in 2017. Earnings per share on a fully diluted basis for 2018 were $2.17, up $0.36 or 19.9% from the $1.81 reported for the year ended December 31, 2017.

Key Ratios

Return on average assets in 2019 was 1.27%, up from the 1.23% and 1.10% posted in 2018 and 2017, respectively. This compares to 1.23%, 1.20% and 0.91%, respectively, for the UBPR peer group. Return on average tangible common equity was 14.66% in 2019, compared to 15.18% in 2018 and 13.11% in 2017. This compares to 11.30%, 11.71% and 9.26%, respectively, for the UBPR peer group. In 2019, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 50.42%, compared to 50.92% in 2018 and 52.20% in 2017. This compares to 37.65%, 33.07% and 37.93%, respectively, for the UBPR peer group. The Company's non-GAAP efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 51.04% in 2019 compared to 62.07% for the UBPR peer group, on average. In 2018, the Company's non-GAAP efficiency ratio was 51.50% compared to 61.82% for the UBPR peer group, on average.

The First Bancorp - 2019 Form 10-K - Page 29

Investment Management and Fiduciary Activities

As of December 31, 2019, First National Wealth Management, the Bank's trust and investment management division, had assets under management or custody with a market value of $1.047 billion, consisting of 1,208 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2018, when 1,196 accounts with a market value of $943.4 million were under management or custody.

Assets and Asset Quality

Total assets of $2.069 billion at December 31, 2019 increased 6.4% or $124.2 million from $1.945 billion at December 31, 2018. The investment portfolio increased $66.4 million or 11.4% over December 31, 2018, and the loan portfolio increased $58.8 million or 4.7%. Year-over-year, average assets were up $98.9 million in 2019 over 2018. Average loans in 2019 were $45.7 million higher than in 2018, and average investments in 2019 were $57.5 million higher than in 2018.
Non-performing assets to total assets stood at 0.82% at December 31, 2019, above 0.79% of total assets at December 31, 2018 and below 0.86% of total assets at December 31, 2017.  In general terms, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses, in Management's opinion.
Net chargeoffs in 2019 were $843,000 or 0.07% of average loans outstanding, down $154,000 from December 31, 2018. This compares to net charge offs for our UBPR peer group in 2019 of 0.10% of average loans. Residential real estate term loans represent 37.9% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2019, the loss ratio for residential mortgages was 0.05% compared to 0.07% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans, which generally carry more risk and potentially higher losses than other types of consumer credit.
The allowance for loan losses ended 2019 at $11.6 million and stood at 0.90% of total loans outstanding, compared to $11.2 million and 0.91% of total loans outstanding at December 31, 2018. A $1.3 million provision for losses was made in 2019 and net charge offs totaled $843,000, resulting in the allowance for loan losses increasing $407,000 or 3.6% from December 31, 2018. Management believes the allowance for loan losses is appropriate as of December 31, 2019 based on loan portfolio activity, composition, quality indicators and external conditions present at this date.

Investment Activities

During 2019, the investment portfolio increased 11.4% to end the year at $651.1 million, compared to $584.7 million at December 31, 2018. Average investments in 2019 were $57.5 million higher than in 2018. As of December 31, 2019, mortgage-backed securities had a carrying value of $341.0 million and a fair value of $341.5 million. Of this total, securities with a fair value of $120.7 million or 35.3% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $220.8 million or 64.7% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $182,000 at December 31, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The First Bancorp - 2019 Form 10-K - Page 30

In December 2019, the Company elected to adopt early the amendments to Topic 815, Derivatives and Hedging, which allowed the Company a one–time reclassification of certain prepayable debt securities from held to maturity to available for sale. In December 2019, prepayable debt securities with a carrying value of $24.9 million and a net unrealized gain of $1.6 million were transferred from held to maturity to available for sale. The reclassified securities consisted of state and political subdivision municipal debt securities. The Company subsequently sold approximately $4.3 million of those securities at a gain of $209,000 which was recognized in 2019.
The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2019, 2018, and 2017.

Dollars in thousands	2019	2018	2017
Securities available for sale
U.S. Government sponsored agencies	$7,398	$5,007	$—
Mortgage-backed securities	326,617	307,693	289,989
State and political subdivisions	26,505	4,716	6,769
	360,520	317,416	296,758
Securities to be held to maturity
U.S. Government sponsored agencies	32,840	11,155	11,155
Mortgage-backed securities	14,431	18,250	23,284
State and political subdivisions	219,585	221,958	217,828
Corporate securities	14,750	4,300	4,300
	281,606	255,663	256,567
Restricted equity securities
Federal Home Loan Bank Stock	7,945	10,549	9,321
Federal Reserve Bank Stock	1,037	1,037	1,037
	8,982	11,586	10,358
Total securities	$651,108	$584,665	$563,683

The First Bancorp - 2019 Form 10-K - Page 31

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2019. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	26,175	3.53%
Due after 10 years	7,398	2.99%	6,665	4.16%
Total	7,398	2.99%	32,840	3.65%
Mortgage-Backed Securities
Due in 1 year or less	127	2.87%	14	0.02%
Due in 1 to 5 years	36,778	2.65%	4,723	2.84%
Due in 5 to 10 years	82,967	2.99%	6,334	3.47%
Due after 10 years	206,745	2.75%	3,360	5.15%
Total	326,617	2.80%	14,431	3.65%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,320	5.52%
Due in 1 to 5 years	—	0.00%	16,387	5.67%
Due in 5 to 10 years	12,047	4.81%	136,624	4.57%
Due after 10 years	14,458	5.28%	65,254	4.38%
Total	26,505	5.06%	219,585	4.60%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	4,750	4.91%
Due in 5 to 10 years	—	0.00%	10,000	5.11%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	14,750	5.05%
	$360,520	2.97%	$281,606	4.47%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2019 amounted to an unrealized loss of $1.1 million, or 0.18% of the amortized cost of the total securities portfolio. At December 31, 2018 this amount represented an unrealized loss of $13.1 million, or 2.30% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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

The First Bancorp - 2019 Form 10-K - Page 32

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
As of December 31, 2019, the Company had temporarily impaired securities with a fair value of $96.1 million and unrealized losses of $1.1 million, as identified in the table below. Securities in a continuous unrealized loss position of twelve months or more amounted to $19.0 million as of December 31, 2019, compared with $240.9 million at December 31, 2018. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value (which may be at maturity), the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2019.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$12,372	$(128)	$—	$—	$12,372	$(128)
Mortgage-backed securities	54,244	(359)	18,696	(490)	72,940	(849)
State and political subdivisions	10,532	(101)	304	(8)	10,836	(109)
	$77,148	$(588)	$19,000	$(498)	$96,148	$(1,086)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2019, the total unrealized losses on these securities amounted to $128,000, compared with $472,000 at December 31, 2018. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets, and does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2019, the total unrealized losses on these securities amounted to $849,000, compared with $7.0 million at December 31, 2018. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2019 were attributable to changes in current market yields and spreads since the dates the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2019. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2019, the total unrealized losses on municipal securities amounted to $109,000, compared with $5.7 million at December 31, 2018. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2019, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of temporary impairment. The Company attributes the unrealized losses at December 31, 2019, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2019. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

The First Bancorp - 2019 Form 10-K - Page 33

Corporate securities. As of December 31, 2019 and 2018, there were no unrealized losses on corporate securities. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2019, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2019 and 2018, the Bank's investment in FHLB stock totaled $7.9 million and $10.5 million, respectively. The year-to-year change was based upon the Bank's lower level of borrowings from the FHLB, and by a change in FHLB's minimum ownership requirements. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2019. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $58.8 million or 4.7% in 2019, with total loans at $1.30 billion at December 31, 2019, compared to $1.24 billion at December 31, 2018. Commercial loans increased $52.7 million or 9.1% between December 31, 2018 and December 31, 2019. Residential term loans increased by $23.3 million or 5.0% and municipal loans decreased by $9.8 million or 19.2% over the same period.
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

The First Bancorp - 2019 Form 10-K - Page 34

typically convert to permanent financing from the Bank or have another financing commitment in place from an acceptable mortgage lender. Collateral valuation and loan-to-value guidelines are consistent with those for residential term loans.
Home equity lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity line of credit typically has a variable interest rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Loan maturities are normally 25 years. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios usually not exceeding 80% inclusive of priority liens. Collateral valuation guidelines follow those for residential real estate loans.
Consumer loan products including personal lines of credit and amortizing loans are made to qualified individuals for various purposes such as automobiles, recreational vehicles, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. Consumer loans may be secured or unsecured.
Construction loans, both commercial and residential, at 27.9% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2019. Construction loans and non-owner-occupied commercial real estate loans are at 123.0% of total capital at December 31, 2019, well below the regulatory limit of 300.0% of capital.
The following table summarizes the loan portfolio, by class, as of December 31, 2019, 2018, 2017, 2016 and 2015.

	As of December 31,
Dollars in thousands	2019		2018		2017		2016		2015
Commercial
Real estate	$372,810	28.7%	$353,243	28.5%	$323,809	27.8%	$302,506	28.2%	$269,462	27.3%
Construction	38,084	3.0%	27,304	2.2%	38,056	3.3%	25,406	2.4%	24,881	2.5%
Other	218,773	16.9%	196,391	15.9%	181,528	15.6%	150,769	14.1%	128,341	13.0%
Municipal	41,288	3.2%	51,128	4.1%	33,391	2.9%	27,056	2.5%	19,751	2.0%
Residential
Term	492,455	37.9%	469,145	37.9%	432,661	37.1%	411,469	38.4%	403,030	40.7%
Construction	14,813	1.2%	17,743	1.4%	17,868	1.5%	18,303	1.7%	8,451	0.9%
Home equity line of credit	92,349	7.1%	98,469	8.0%	111,302	9.6%	110,907	10.4%	110,202	11.1%
Consumer	26,503	2.0%	24,860	2.0%	25,524	2.2%	25,110	2.3%	24,520	2.5%
Total loans	$1,297,075	100.0%	$1,238,283	100.0%	$1,164,139	100.0%	$1,071,526	100.0%	$988,638	100.0%

The First Bancorp - 2019 Form 10-K - Page 35

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2019:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$876	$19,616	$35,142	$317,176	$372,810
Construction	161	6,246	2,089	29,588	38,084
Other	3,361	89,556	58,191	67,665	218,773
Municipal	—	22,009	11,283	7,996	41,288
Residential
Term	100	8,178	26,099	458,078	492,455
Construction	—	716	—	14,097	14,813
Home equity line of credit	—	589	721	91,039	92,349
Consumer	8,000	6,284	4,011	8,208	26,503
Total loans	$12,498	$153,194	$137,536	$993,847	$1,297,075

The following table provides a listing of loans, by class, between variable and fixed rates as of December 31, 2019.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$145,272	11.2%	$227,538	17.5%	$372,810	28.7%
Construction	25,607	2.0%	12,477	1.0%	38,084	3.0%
Other	136,331	10.5%	82,442	6.4%	218,773	16.9%
Municipal	40,157	3.1%	1,131	0.1%	41,288	3.2%
Residential
Term	388,386	29.9%	104,069	8.0%	492,455	37.9%
Construction	14,813	1.1%	—	0.1%	14,813	1.2%
Home equity line of credit	1,621	0.1%	90,728	7.0%	92,349	7.1%
Consumer	19,675	1.5%	6,828	0.5%	26,503	2.0%
Total loans	$771,862	59.4%	$525,213	40.6%	$1,297,075	100.0%

Loan Concentrations

As of December 31, 2019, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

As of December 31, 2019, the Bank had $154,000 in loans held for sale.  This compares to no loans held for sale at December 31, 2018.

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

The First Bancorp - 2019 Form 10-K - Page 36

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
The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 60% of a trailing four quarter average gross commercial portfolio is subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Our methodology employs Management's judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

Residential, Home Equity and Consumer
Consumer, home equity and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in these pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer, home equity and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk status and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans and home equity lines of credit that are greater than 90 days past due are evaluated for collateral adequacy and

The First Bancorp - 2019 Form 10-K - Page 37

if deficient are placed on non-accrual status. The Bank sells residential loans through the Federal Home Loan Bank of Boston Mortgage Partnership Finance program (MPF) with recourse. Volume sold to MPF continues to be diminimus; therefore, the impact on the Allowance is minimal.

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and our judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. Consequently, there may be underlying credit risks that have not yet surfaced in the loan- specific or qualitative metrics the Company uses to estimate its allowance for loan losses.
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans include troubled debt restructured loans (TDRs) and loans placed on non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2019, impaired loans with specific reserves totaled $11.1 million and the amount of such reserves was $2.2 million. This compares to impaired loans with specific reserves of $10.7 million at December 31, 2018, at which date the amount of such reserves was $2.3 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2019 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of December 31, 2019, 2018, 2017, 2016 and 2015. The percentages are the portion of each loan type to total loans.

	As of December 31,
Dollars in thousands	2019		2018		2017		2016		2015
Commercial
Real estate	$3,742	28.7%	$3,567	28.5%	$3,872	27.8%	$3,988	28.2%	$3,120	27.3%
Construction	365	3.0%	255	2.2%	434	3.3%	396	2.4%	580	2.5%
Other	3,329	16.9%	3,541	15.9%	3,358	15.6%	1,780	14.1%	1,452	13.0%
Municipal	27	3.2%	24	4.1%	20	2.9%	18	2.5%	17	2.0%
Residential
Term	1,024	37.9%	1,235	37.9%	1,130	37.1%	1,288	38.4%	1,391	40.7%
Construction	25	1.2%	34	1.4%	36	1.5%	44	1.7%	24	0.9%
Home equity line of credit	1,078	7.1%	730	8.0%	692	9.6%	807	10.4%	893	11.1%
Consumer	867	2.0%	630	2.0%	545	2.2%	559	2.3%	566	2.5%
Unallocated	1,182	—%	1,216	—%	642	—%	1,258	—%	1,873	—%
Total	$11,639	100.0%	$11,232	100.0%	$10,729	100.0%	$10,138	100.0%	$9,916	100.0%
The First Bancorp - 2019 Form 10-K - Page 38

The allowance for loan losses totaled $11.6 million at December 31, 2019, compared to $11.2 million at December 31, 2018. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured loans for specific reserves. These specific reserves decreased $95,000 in 2019 from $2.3 million at December 31, 2018 to $2.2 million at December 31, 2019. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $102,000 in 2019. The portion of the reserve based on qualitative factors increased by $638,000 during 2019 due to a mix of factors. Unallocated reserves, which were $1.2 million, or 10.8% of the total reserve at December 31, 2018, stayed level in dollar terms at $1.2 million as of December 31, 2019, while the percentage of the overall reserve moved modestly down to 10.2%. Management considers these levels appropriate as they supported general imprecision related to portfolio growth and included considerations of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there may be underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
A breakdown of the allowance for loan losses as of December 31, 2019, by loan class, and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$251	$729	$2,762	$—	$3,742
Construction	—	76	289	—	365
Other	1,273	430	1,626	—	3,329
Municipal	—	—	27	—	27
Residential
Term	237	153	634	—	1,024
Construction	—	5	20	—	25
Home equity line of credit	447	130	501	—	1,078
Consumer	5	460	402	—	867
Unallocated	—	—	—	1,182	1,182
	$2,213	$1,983	$6,261	$1,182	$11,639

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance at an appropriate level was $1.3 million in 2019 compared to $1.5 million in 2018. Net charge offs were $843,000 in 2019 compared to net charge offs of $1.0 million in 2018. The allowance as a percentage of loans outstanding stood at 0.90% at December 31, 2019 compared to 0.91% at December 31, 2018.

The First Bancorp - 2019 Form 10-K - Page 39

The following table summarizes the activities in our allowance for loan losses as of December 31, 2019, 2018, 2017, 2016, and 2015:

	As of December 31,
Dollars in thousands	2019	2018	2017	2016	2015
Balance at beginning of year	$11,232	$10,729	$10,138	$9,916	$10,344
Loans charged off:
Commercial
Real estate	89	168	587	294	280
Construction	—	—	—	75	9
Other	179	423	212	376	732
Municipal	—	—	—	—	—
Residential
Term	445	213	456	379	420
Construction	—	—	—	—	—
Home equity line of credit	69	121	28	147	582
Consumer	338	348	335	450	350
Total	1,120	1,273	1,618	1,721	2,373
Recoveries on loans previously charged off
Commercial
Real estate	15	52	—	—	2
Construction	—	—	—	8	1
Other	73	40	49	129	88
Municipal	—	—	—	—	—
Residential
Term	57	64	40	93	152
Construction	—	—	—	—	—
Home equity line of credit	4	24	11	5	31
Consumer	128	96	109	108	121
Total	277	276	209	343	395
Net loans charged off	843	997	1,409	1,378	1,978
Provision for loan losses	1,250	1,500	2,000	1,600	1,550
Balance at end of period	$11,639	$11,232	$10,729	$10,138	$9,916
Ratio of net loans charged off to average loans outstanding	0.07%	0.08%	0.13%	0.13%	0.21%
Ratio of allowance for loan losses to total loans outstanding	0.90%	0.91%	0.92%	0.95%	1.00%

Management believes the allowance for loan losses is appropriate as of December 31, 2019. In Management's opinion, the level of the provision for loan losses in 2019 was directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies.

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

The First Bancorp - 2019 Form 10-K - Page 40

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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.28% at December 31, 2019 compared to 1.19% at December 31, 2018. This compares to non-performing loans to total loans at 0.55% for all the banks in the UBPR peer group as of December 31, 2019 and 2018.The following table shows the distribution of nonperforming loans by class as of December 31, 2019, 2018, 2017, 2016, and 2015:

	As of December 31,
Dollars in thousands	2019	2018	2017	2016	2015
Commercial
Real estate	$1,784	$1,226	$752	$1,907	$915
Construction	256	—	—	—	238
Other	6,534	8,664	9,357	964	66
Municipal	—	—	—	—	—
Residential
Term	5,899	4,062	3,778	4,060	5,260
Construction	—	—	—	—	—
Home equity line of credit	2,171	760	833	843	893
Consumer	5	15	16	—	—
Total non-performing loans	$16,649	$14,727	$14,736	$7,774	$7,372

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2019, loans 90 or more days past due and still accruing interest totaled $1.6 million, compared to $351,000, $445,000, $777,000 and $136,000 at December 31, 2018, 2017, 2016 and 2015, respectively. The increase to loans 90 days or more past due and still accruing as of December 31, 2019, was due to one loan in the amount of $1.0 million.
As of December 31, 2019, 26 loans with a balance of $8.8 million were non-performing and also classified as troubled-debt-restructured. This compares to 17 loans with a balance of $8.2 million as of December 31, 2018.

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

The First Bancorp - 2019 Form 10-K - Page 41

As of December 31, 2019 there were 81 loans with an aggregate outstanding balance of $21.4 million that have been restructured. This compares to 76 loans with amounts totaling $25.2 million that had been restructured as of December 31, 2018. The following table shows the activity in loans classified as TDRs between December 31, 2017 and December 31, 2019:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2017	62	$17,801
Added in 2018	18	9,140
Principal reduction on loans added in 2018	—	(108)
Net added in 2018	18	9,032
Loans paid off in 2018	(4)	$(1,150)
Repayments in 2018	—	(461)
Total at December 31, 2018	76	25,222
Added in 2019	11	1,085
Principal reduction on loans added in 2019	—	(25)
Net added in 2019	11	1,060
Loans paid off in 2019	(6)	(4,053)
Repayments in 2019	—	(805)
Total at December 31, 2019	81	$21,424

As of December 31, 2019, 51 loans with an aggregate balance of $12.2 million were performing under the modified terms, four loans with an aggregate balance of $436,000 were more than 30 days past due and accruing, and 26 loans with an aggregate balance of $8.8 million were on nonaccrual. As a percentage of aggregate outstanding balance, 56.9% were performing under the modified terms, 2.0% were more than 30 days past due and accruing and 41.1% were on nonaccrual. The performance status of all TDRs as of December 31, 2019, as well as the associated specific reserve in the allowance for loan losses, is summarized by class of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$4,525	$—	$311	$4,836
Construction	701	—	—	701
Other	418	124	6,390	6,932
Municipal	—	—	—	—
Residential
Term	6,229	312	1,931	8,472
Construction	—	—	—	—
Home equity line of credit	316	—	167	483
Consumer	—	—	—	—
	$12,189	$436	$8,799	$21,424
Percent of balance	56.9%	2.0%	41.1%	100.0%
Number of loans	51	4	26	81
Associated specific reserve	$261	$72	$1,344	$1,677

Residential TDRs as of December 31, 2019 included 55 loans with an aggregate balance of $9.0 million and the modifications granted fell into five major categories. Loans totaling $5.7 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.1 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $505,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher

The First Bancorp - 2019 Form 10-K - Page 42

payment amount. Short-term rate concessions were granted on loans totaling $1.8 million. Certain residential TDRs had more than one modification.
Commercial TDRs as of December 31, 2019 were comprised of 26 loans with a balance of $12.5 million. Of this total, six loans with an aggregate balance of $1.4 million had an extended period of interest-only payments, deferring the start of principal repayment. Four loans with an aggregate balance of $1.7 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Nine loans with an aggregate balance of $7.3 million had a deferral of payment. The remaining seven loans with an aggregate balance of $2.1 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2019, Management is aware of nine loans classified as TDRs that are involved in bankruptcy proceedings with an aggregate outstanding balance of $987,000. There were also 26 loans with an outstanding balance of $8.8 million that were classified as TDRs and on non-accrual status. Two loans with an outstanding balance of $350,000 were in the process of foreclosure.

Impaired Loans

Impaired loans include troubled debt restructured loans (TDRs) and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $29.3 million at December 31, 2019, and have decreased $2.5 million from December 31, 2018. The number of impaired loans increased by 7 loans from 143 to 150 during the same period. Impaired commercial loans decreased $5.4 million from December 31, 2018 to December 31, 2019. The specific allowance for impaired commercial loans decreased from $2.0 million at December 31, 2018 to $1.5 million as of December 31, 2019, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2018 to December 31, 2019, impaired residential loans increased $1.5 million and impaired home equity lines of credit increased $1.4 million.
The following table sets forth impaired loans as of December 31, 2019, 2018, 2017, 2016 and 2015:

	As of December 31,
Dollars in thousands	2019	2018	2017	2016	2015
Commercial
Real estate	$6,309	$9,760	$7,790	$10,021	$10,717
Construction	958	721	741	763	1,026
Other	7,075	9,259	9,918	1,743	1,234
Municipal	—	—	—	—	—
Residential
Term	12,439	10,904	11,748	13,669	15,088
Construction	—	—	—	—	—
Home equity line of credit	2,488	1,092	1,179	1,387	1,466
Consumer	5	15	16	—	—
Total	$29,274	$31,751	$31,392	$27,583	$29,531

Past Due Loans

The Bank's overall loan delinquency ratio was 1.16% at December 31, 2019, versus 1.08% at December 31, 2018. Loans 90 days delinquent and accruing increased from $351,000 at December 31, 2018 to $1.6 million as of December 31, 2019. This total is made up of eight loans, with the largest loan totaling $1.0 million. We expect to collect all amounts due on these loans, including interest.

The First Bancorp - 2019 Form 10-K - Page 43

The following table sets forth loan delinquencies as of December 31, 2019, 2018, 2017, 2016 and 2015:

	As of December 31,
Dollars in thousands	2019	2018	2017	2016	2015
Commercial
Real estate	$1,774	$2,051	$874	$3,476	$884
Construction	271	10	—	—	273
Other	5,028	580	7,779	1,031	328
Municipal	—	—	—	—	—
Residential
Term	4,640	6,638	7,659	6,403	5,187
Construction	—	76	471	—	368
Home equity line of credit	2,957	3,731	1,707	1,564	1,108
Consumer	347	289	186	184	139
Total	$15,017	$13,375	$18,676	$12,658	$8,287
Loans 30-89 days past due to total loans	0.63%	0.80%	1.28%	0.65%	0.46%
Loans 90+ days past due and accruing to total loans	0.12%	0.03%	0.04%	0.07%	0.01%
Loans 90+ days past due on non-accrual to total loans	0.40%	0.25%	0.29%	0.46%	0.37%
Total past due loans to total loans	1.16%	1.08%	1.60%	1.18%	0.84%

As of December 31, 2019, the UBPR peer group had loans 30-89 days past due to total loans of 0.43% and loans 90+ days past due or non-accrual to total loans of 0.55%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2019, there were nine potential problem loans with a balance of $1.3 million or 0.10% of total loans. This compares to seven loans with a balance of $645,000 or 0.05% of total loans at December 31, 2018.
As of December 31, 2019, there were 17 loans in the process of foreclosure with a total balance of $2.0 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount, which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption ("POR") begins, which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
In July 2019, the Bank conducted a self-audit of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows the investor's published guidelines and regularly reviews these guidelines for updates and changes to process. Most secondary market loans have been sold without recourse on a non-securitized, one-on-one basis. Liability in the the event of foreclosure is limited to events of fraud or material misrepresentation at the time of origination.

The First Bancorp - 2019 Form 10-K - Page 44

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2019, there were two properties owned with a net OREO balance of $279,000, compared to December 31, 2018 when there were five properties owned with a net OREO balance of $584,000. There was no related allowance in either 2019 or 2018. The following table presents the composition of other real estate owned as of December 31, 2019, 2018, 2017, 2016 and 2015:

	As of December 31,
Dollars in thousands	2019	2018	2017	2016	2015
Carrying Value
Commercial
Real estate	$—	$—	$—	$—	$—
Construction	—	—	28	28	28
Other	—	—	511	170	706
Municipal	—	—	—	—	—
Residential
Term	279	584	526	382	960
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$279	$584	$1,065	$580	$1,694
Related Allowance
Commercial
Real estate	$—	$—	$—	$—	$—
Construction	—	—	28	11	11
Other	—	—	—	127	77
Municipal	—	—	—	—	—
Residential
Term	—	—	25	67	74
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$—	$53	$205	$162
Net Value
Commercial
Real estate	$—	$—	$—	$—	$—
Construction	—	—	—	17	17
Other	—	—	511	43	629
Municipal	—	—	—	—	—
Residential
Term	279	584	501	315	886
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$279	$584	$1,012	$375	$1,532

The First Bancorp - 2019 Form 10-K - Page 45

Funding, Liquidity and Capital Resources

As of December 31, 2019, the Bank had primary sources of liquidity of $680.2 million or 33.4% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has an additional $118.8 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $51.0 million in credit lines with correspondent banks, and $221.0 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $1.071 billion or 52.5% of its total assets. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Bank's and the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 79.8% of total average assets in 2019. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time.
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

Deposits

During 2019, total deposits increased by $123.4 million, ending the year at $1.650 billion compared to $1.527 billion at December 31, 2018. Low-cost deposits (demand, NOW, and savings accounts) increased by $15.9 million or 2.0% during the year, money market deposits increased $9.0 million or 5.9%, and certificates of deposit increased $98.6 million or 16.7%. The majority of the change in certificates of deposit year-to-date resulted from funding of asset growth and a rate driven shift in funding between borrowed funds and certificates of deposit. The increase in low cost deposits is attributable primarily to organic growth within the Bank's market area. Average deposits increased $150.8 million in 2019, as shown in the following table, which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2019	2018	2017	2019 vs. 2018
Demand deposits	$159,933	$152,386	$143,260	4.95%
NOW accounts	375,402	318,823	310,701	17.75%
Money market accounts	141,881	124,305	136,624	14.14%
Savings	237,489	233,606	227,024	1.66%
Certificates of deposit	687,492	622,261	523,966	10.48%
Total deposits	$1,602,197	$1,451,381	$1,341,575	10.39%

The First Bancorp - 2019 Form 10-K - Page 46

The average cost of deposits (including non-interest-bearing accounts) was 1.45% for the year ended December 31, 2019, compared to 1.10% for the year ended December 31, 2018 and 0.71% for the year ended December 31, 2017. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2019	2018	2017
NOW	1.05%	0.73%	0.59%
Money market	1.65%	1.28%	0.73%
Savings	0.29%	0.30%	0.26%
Certificates of deposit	2.37%	1.83%	1.20%
Total interest-bearing deposits	1.61%	1.23%	0.82%

Of all certificates of deposit, $507.2 million or 73.51% will mature by December 31, 2020. As of December 31, 2019, the Bank held a total of $412.8 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2019	2018
Within 3 Months	$75,089	$60,817
3 Months through 6 months	198,807	27,386
6 months through 12 months	56,475	20,138
Over 12 months	82,383	110,604
Total	$412,754	$218,945

Borrowed Funds

Borrowed funds consists mainly of advances from the FHLB which are secured by FHLB stock, funds on deposit with FHLB, U.S. Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2019, advances totaled $147.5 million, with a weighted average interest rate of 1.79% per annum and remaining maturities ranging from 2 days to five years. This compares to advances totaling $170.1 million, with a weighted average interest rate of 2.21% per annum and remaining maturities ranging from 16 days to 6 years, as of December 31, 2018, and advances totaling $158.2 million, with a weighted average interest rate of 1.69% per annum and remaining maturities ranging from three days to 14 years, as of December 31, 2017. A portion of the Bank's FHLB borrowed funds are term advances that date to 2016 and prior; the remainder are short-term advances associated with longer interest rate swap positions. As term advances mature, the Bank decides upon an appropriate funding mechanism to repay the advance. In 2018 and 2019, issuance of certificates of deposit was often a lower cost alternative to FHLB advances, resulting in maturing term advances being paid down and a lower overall level of advances. The decrease in the weighted average rate paid on borrowed funds in 2019 compared to 2018 is centered in changes in the cost of short-term advances, and is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2019 was $37.5 million, compared to $40.2 million on December 31, 2018, and $70.6 million on December 31, 2017. The weighted average interest rates payable under these agreements were 0.67% per annum as of December 31, 2019, compared to 0.61% per annum as of December 31, 2018 and 1.25% per annum as of December 31, 2017.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $212.9 million at the end of January in 2019, $297.5 million at the end of June in 2018, and $282.3 million at the end of June in 2017. The average amount outstanding during 2019 was $185.6 million with a weighted average interest rate of 1.55% per annum. This compares to an average outstanding amount of $258.5 million with a weighted average interest rate of 1.69% per annum in 2018, and an average outstanding amount of $252.1 million with a weighted average interest rate of 1.61% per annum in 2017.

Capital Resources

Shareholders' equity as of December 31, 2019 was $212.5 million, compared to $191.5 million as of December 31, 2018. Capital at December 31, 2019 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.88% on December 31, 2019 and

The First Bancorp - 2019 Form 10-K - Page 47

8.60% at December 31, 2018. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2019, the Company had tier-one risk-based capital of 14.34% and tier-two risk-based capital of 15.27%, versus 14.22% and 15.19%, respectively, at December 31, 2018. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 8.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
During 2019, the Company declared cash dividends of $0.29 per share in the first quarter and $0.30 per share in the remaining three quarters, or $1.19 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 50.42% for the year ended December 31, 2019 compared to 50.92% for the year ended December 31, 2018. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2020 is this year's net income plus $26.1 million.
In 2019, 43,737 shares were issued via employee stock programs, the dividend reinvestment plan, and restricted stock grants. The Company received consideration totaling $653,000.  The following table summarizes the Company's 2019 stock issuances:

Dividend reinvestment plan	11,242
Employee stock program	13,408
Restricted stock grants	19,087
Total	43,737

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
The Company met each of the well-capitalized ratio guidelines at December 31, 2019. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2019 and December 31, 2018.

As of December 31, 2019	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.84%	14.25%	14.25%	15.19%
Company	8.88%	14.34%	14.34%	15.27%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2018	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.51%	14.13%	14.13%	15.11%
Company	8.60%	14.22%	14.22%	15.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the Company's capital resources, liquidity, or results of operations.

The First Bancorp - 2019 Form 10-K - Page 48

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2019:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$184,955	$174,850	$10,000	$105	$—
Operating leases	70	16	33	21	—
Certificates of deposit	689,979	507,231	159,326	23,271	151
Total	$875,004	$682,097	$169,359	$23,397	$151
Unused lines, collateralized by residential real estate	$81,193	$81,193	$—	$—	$—
Other unused commitments	90,186	90,186	—	—	—
Standby letters of credit	4,496	4,496	—	—	—
Commitments to extend credit	19,702	19,702	—	—	—
Total loan commitments and unused lines of credit	$195,577	$195,577	$—	$—	$—

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract, and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2019, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

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
At December 31, 2019, the Company had seven outstanding off-balance sheet derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $150,000,000 and an unrealized gain of $97,000, net of tax. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2019, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.
The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the two contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of December 31, 2019, the Bank had customer loan swap contracts in place with a total notional value of $32,748,000.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

The First Bancorp - 2019 Form 10-K - Page 49

Capital Purchases

In 2019, the Company made capital purchases totaling $1.6 million for real estate improvements for branch or operations premises and equipment related to technology. This cost will be amortized over an average of 15 years, adding approximately $2,000 to pre-tax operating costs per year.

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2019, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2019, was -5.96% of total assets, compared to -2.01% of total assets at December 31, 2018. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The First Bancorp - 2019 Form 10-K - Page 50

The Company's summarized static gap, as of December 31, 2019, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$80,141	$85,771	$251,129	$225,085
Restricted equity securities, at cost	7,945	—	—	1,037
Loans	401,884	179,744	498,390	217,057
Other interest-earning assets	—	23,975	—	—
Non-rate-sensitive assets	12,699	—	—	83,785
Total assets	502,669	289,490	749,519	527,118
Interest-bearing deposits	531,977	238,484	157,631	588,843
Borrowed funds	137,400	—	10,105	—
Non-rate-sensitive liabilities and equity	1,900	5,700	34,100	362,656
Total liabilities and equity	671,277	244,184	201,836	951,499
Period gap	$(168,608)	$45,306	$547,683	$(424,381)
Percent of total assets	(8.15)%	2.19%	26.47%	(20.51)%
Cumulative gap (current)	$(168,608)	$(123,302)	$424,381	—
Percent of total assets	(8.15)%	(5.96)%	20.51%	0.00%

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
The Company's most recent simulation model projects net interest income would increase by approximately 0.2% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 4.3% if rates rise gradually by two percentage points over that period. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 0.9% in a falling-rate scenario, and lower than that earned in a stable rate environment by 10.1% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2019 and 2018 is presented in the following table:

Changes in Net Interest Income	2019	2018
Year 1
Projected changes if rates decrease by 1.0% (December 31, 2019) and decrease by 2.0% (December 31, 2018)	0.2%	-0.1%
Projected change if rates increase by 2.0%	-4.3%	-3.9%
Year 2
Projected changes if rates decrease by 1.0% (December 31, 2019) and decrease by 2.0% (December 31, 2018)	-0.9%	1.6%
Projected change if rates increase by 2.0%	-10.1%	-7.0%

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

The First Bancorp - 2019 Form 10-K - Page 51

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2019, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2019, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2019 Form 10-K - Page 52

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2019	2018
Assets
Cash and cash equivalents	$14,433,000	$19,134,000
Interest-bearing deposits in other banks	11,310,000	12,079,000
Securities available for sale	360,520,000	317,416,000
Securities to be held to maturity (fair value of $287,045,000 at December 31, 2019, and $250,900,000 at December 31, 2018)	281,606,000	255,663,000
Restricted equity securities, at cost	8,982,000	11,586,000
Loans held for sale	154,000	—
Loans	1,297,075,000	1,238,283,000
Less allowance for loan losses	11,639,000	11,232,000
Net loans	1,285,436,000	1,227,051,000
Accrued interest receivable	7,167,000	6,660,000
Premises and equipment, net	21,305,000	22,056,000
Other real estate owned	279,000	584,000
Goodwill	29,805,000	29,805,000
Other assets	47,799,000	42,536,000
Total assets	$2,068,796,000	$1,944,570,000
Liabilities
Demand deposits	$169,777,000	$163,575,000
NOW deposits	393,569,000	382,923,000
Money market deposits	161,000,000	152,043,000
Savings deposits	236,141,000	237,135,000
Certificates of deposit	689,979,000	591,409,000
Total deposits	1,650,466,000	1,527,085,000
Borrowed funds – short term	174,850,000	145,205,000
Borrowed funds – long term	10,105,000	65,112,000
Other liabilities	20,867,000	15,626,000
Total liabilities	1,856,288,000	1,753,028,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	109,000	109,000
Additional paid-in capital	63,964,000	62,746,000
Retained earnings	144,839,000	132,460,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	3,657,000	(5,051,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(182,000)	(197,000)
Net unrealized gain on cash flow hedging derivative instruments	97,000	1,438,000
Net unrecognized gain on postretirement benefit costs	24,000	37,000
Total shareholders' equity	212,508,000	191,542,000
Total liabilities and shareholders' equity	$2,068,796,000	$1,944,570,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	10,899,210	10,862,651
Book value per common share	$19.50	$17.63
Tangible book value per common share	$16.75	$14.87
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2019 Form 10-K - Page 53

Consolidated Statements of Income and Comprehensive Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2019	2018	2017
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $1,302,000 in 2019, $1,157,000 in 2018, and $798,000 in 2017)	$59,239,000	$53,548,000	$45,373,000
Interest on deposits with other banks	188,000	242,000	52,000
Interest and dividends on investments (includes tax-exempt income of $7,333,000 in 2019, $6,954,000 in 2018, and $6,501,000 in 2017)	19,224,000	16,753,000	15,407,000
Total interest and dividend income	78,651,000	70,543,000	60,832,000
Interest expense
Interest on deposits	23,268,000	15,970,000	9,479,000
Interest on borrowed funds	2,890,000	4,364,000	4,050,000
Total interest expense	26,158,000	20,334,000	13,529,000
Net interest income	52,493,000	50,209,000	47,303,000
Provision for loan losses	1,250,000	1,500,000	2,000,000
Net interest income after provision for loan losses	51,243,000	48,709,000	45,303,000
Non-interest income
Fiduciary and investment management income	3,318,000	3,030,000	2,680,000
Service charges on deposit accounts	2,330,000	2,194,000	2,081,000
Net securities gains	224,000	137,000	471,000
Mortgage origination and servicing income	1,909,000	1,565,000	1,853,000
Other operating income	6,408,000	5,674,000	5,463,000
Total non-interest income	14,189,000	12,600,000	12,548,000
Non-interest expense
Salaries and employee benefits	18,396,000	17,641,000	16,601,000
Occupancy expense	2,558,000	2,435,000	2,400,000
Furniture and equipment expense	3,990,000	3,924,000	3,681,000
FDIC insurance premiums	439,000	1,226,000	1,008,000
Amortization of identified intangibles	43,000	43,000	43,000
Other operating expense	9,746,000	8,198,000	7,918,000
Total non-interest expense	35,172,000	33,467,000	31,651,000
Income before income taxes	30,260,000	27,842,000	26,200,000
Applicable tax expense	4,735,000	4,306,000	6,612,000
Net income	$25,525,000	$23,536,000	$19,588,000
Basic earnings per common share	$2.36	$2.18	$1.82
Diluted earnings per common share	2.34	2.17	1.81
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	8,708,000	(2,150,000)	(1,452,000)
Net unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of amortization	15,000	(23,000)	(14,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(1,341,000)	(106,000)	107,000
Net unrecognized gain (loss) on postretirement benefits	(13,000)	184,000	(19,000)
Other comprehensive gain (loss)	7,369,000	(2,095,000)	(1,378,000)
Comprehensive income	$32,894,000	$21,441,000	$18,210,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2019 Form 10-K - Page 54

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000
Net income	—	—	19,588,000	—	19,588,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,452,000)	(1,452,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	107,000	107,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(14,000)	(14,000)
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(19,000)	(19,000)
Comprehensive income	—	—	19,588,000	(1,378,000)	18,210,000
Cash dividends declared ($0.95 per share)	—	—	(10,280,000)	—	(10,280,000)
Equity compensation expense	—	392,000	—	—	392,000
Payment for repurchase of common stock	(5,562)	—	(154,000)	—	(154,000)
Reclassification adjustment for effect of enacted tax law changes	—	—	297,000	(297,000)	—
Issuance of restricted stock	18,850	—	—	—	—
Proceeds from sale of common stock	22,684	632,000	—	—	632,000
Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000
Net income	—	—	23,536,000	—	23,536,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(2,150,000)	(2,150,000)
Net unrealized loss on cash flow hedging derivate instruments, net of tax	—	—	—	(106,000)	(106,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(23,000)	(23,000)
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	184,000	184,000
Comprehensive income	—	—	23,536,000	(2,095,000)	21,441,000
Cash dividends declared ($1.11 per share)	—	—	(12,052,000)	—	(12,052,000)
Equity compensation expense	—	381,000	—	—	381,000
Payment for repurchase of common stock	(5,725)	—	(168,000)	—	(168,000)
Issuance of restricted stock	16,795	—	—	—	—
Proceeds from sale of common stock	21,663	619,000	—	—	619,000
Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000

The First Bancorp - 2019 Form 10-K - Page 55

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
Net income	—	—	25,525,000	—	25,525,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,708,000	8,708,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(1,341,000)	(1,341,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	15,000	15,000
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(13,000)	(13,000)
Comprehensive income	—	—	25,525,000	7,369,000	32,894,000
Cash dividends declared ($1.19 per share)	—	—	(12,963,000)	—	(12,963,000)
Equity compensation expense	—	565,000	—	—	565,000
Payment for repurchase of common stock	(7,178)	—	(183,000)	—	(183,000)
Issuance of restricted stock	19,087	—	—	—	—
Proceeds from sale of common stock	24,650	653,000	—	—	653,000
Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2019 Form 10-K - Page 56

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2019	2018	2017
Cash flows from operating activities
Net income	$25,525,000	$23,536,000	$19,588,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,938,000	1,792,000	1,864,000
Change in deferred taxes	336,000	(485,000)	2,083,000
Provision for loan losses	1,250,000	1,500,000	2,000,000
Loans originated for resale	(37,721,000)	(25,447,000)	(39,039,000)
Proceeds from sales and transfers of loans	38,218,000	26,323,000	40,172,000
Net gain on sales of loans	(651,000)	(490,000)	(737,000)
Net gain on sale or call of securities	(224,000)	(137,000)	(471,000)
Net amortization of investment premiums	1,082,000	1,820,000	3,212,000
Net gain on sale of other real estate owned	(113,000)	(312,000)	(84,000)
Provision for losses on other real estate owned	—	—	17,000
Equity compensation expense	565,000	381,000	392,000
Net (increase) decrease in other assets and accrued interest	(7,690,000)	1,146,000	(4,817,000)
Net increase (decrease) in other liabilities	2,802,000	3,848,000	(2,020,000)
Net (gain) loss on disposal of premises and equipment	386,000	136,000	(108,000)
Amortization of investments in limited partnerships	307,000	186,000	178,000
Net acquisition amortization	43,000	43,000	43,000
Net cash provided by operating activities	26,053,000	33,840,000	22,273,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	769,000	(11,219,000)	(567,000)
Proceeds from sales of securities available for sale	8,339,000	459,000	15,587,000
Proceeds from maturities, payments, calls of securities available for sale	78,825,000	51,752,000	156,969,000
Proceeds from maturities, payments, calls and sales of securities held to maturity	24,087,000	14,094,000	14,770,000
Proceeds from sales of other real estate owned	418,000	1,350,000	607,000
Purchases of securities available for sale	(98,257,000)	(76,893,000)	(177,409,000)
Purchases of securities to be held to maturity	(71,857,000)	(13,159,000)	(44,334,000)
Purchase of Federal Home Loan Bank Stock	—	(1,228,000)	—
Redemption of restricted equity securities	2,604,000	—	1,572,000
Net increase in loans	(59,635,000)	(75,751,000)	(95,199,000)
Capital expenditures	(1,573,000)	(1,484,000)	(2,529,000)
Proceeds from sale of premises and equipment	—	2,000	473,000
Net cash used in investing activities	(116,280,000)	(112,077,000)	(130,060,000)
The First Bancorp - 2019 Form 10-K - Page 57

Cash flows from financing activities
Net increase in demand, savings, and money market accounts	24,811,000	75,798,000	88,372,000
Net increase in certificates of deposit	98,570,000	32,408,000	82,381,000
Advances on long-term borrowings	—	—	50,000,000
Repayment on long-term borrowings	(25,362,000)	(80,000,000)	(70,000,000)
Net increase (decrease) in short-term borrowings	—	61,559,000	(30,143,000)
Payment to repurchase common stock	(183,000)	(168,000)	(154,000)
Proceeds from sale of common stock	653,000	619,000	632,000
Dividends paid	(12,963,000)	(12,052,000)	(11,460,000)
Net cash provided by financing activities	85,526,000	78,164,000	109,628,000
Net increase (decrease) in cash and cash equivalents	(4,701,000)	(73,000)	1,841,000
Cash and cash equivalents at beginning of year	19,134,000	19,207,000	17,366,000
Cash and cash equivalents at end of year	$14,433,000	$19,134,000	$19,207,000
Interest paid	$26,088,000	$20,104,000	$13,366,000
Income taxes paid	3,994,000	3,057,000	5,730,000
Non-cash transactions:
Net transfer from loans to other real estate owned	—	610,000	1,177,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2019 Form 10-K - Page 58

Notes to Consolidated Financial Statements

Nature of Operations
The First Bancorp, Inc. (the "Company") through its wholly-owned subsidiary, First National Bank (the "Bank"), provides a full range of banking services to individual and corporate customers from sixteen offices in coastal and eastern Maine. First National Wealth Management, a division of the Bank, provides investment management, private banking and financial planning services. On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank from The First, N.A.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events
Events occurring subsequent to December 31, 2019 have been evaluated as to their potential impact on the financial statements.

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

Derivative Financial Instruments Designated as Hedges
The Bank recognizes all derivatives in the consolidated balance sheets at fair value. On the date the Bank enters into the derivative contract, the Bank designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The Bank formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Bank also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income (loss) and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both

The First Bancorp - 2019 Form 10-K - Page 59

recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments are recorded at fair value with changes in fair value recorded in earnings. The Bank discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

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

Allowance for Loan Losses
Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by Management to be appropriate to absorb probable losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. In determining the appropriate level of allowance for loan losses, Management takes into consideration several factors, including reviews of individual non-performing loans and performing loans listed on the watch report requiring periodic evaluation, loan portfolio size by category, recent loss experience, delinquency trends and current economic conditions. For all loan classes, loans over 30 days past due are considered delinquent. Impaired loans include troubled debt restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

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

The First Bancorp - 2019 Form 10-K - Page 60

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible related to this acquisition was fully amortized in 2015. Intangible assets also include the goodwill and core deposit intangible from the 2012 acquisition of a bank branch in Rockland, Maine and a bank building in Bangor, Maine. The core deposit intangible will be amortized on a straight-line basis over ten years. Annual amortization expense for each of 2019, 2018 and 2017 was $43,000, and the amortization expense for each year until fully amortized (presently expected to be 2022) will be $43,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2019, the Company determined goodwill and other intangible assets were not impaired.

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

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and other comprehensive income (loss), which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, change in unrealized gains and losses on securities transferred from available for sale to held to maturity, net of amortization, change in unrealized gain and losses on cash flow hedging derivative instruments, net of tax, and unrecognized gains and losses related to post-retirement benefit costs, net of tax.

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

The First Bancorp - 2019 Form 10-K - Page 61

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2019, the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $3,147,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp - 2019 Form 10-K - Page 62

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2019 and 2018:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2019	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. government-sponsored agencies	$7,500,000	$—	$(102,000)	$7,398,000
Mortgage-backed securities	323,277,000	4,173,000	(833,000)	326,617,000
State and political subdivisions	25,113,000	1,392,000	—	26,505,000
	$355,890,000	$5,565,000	$(935,000)	$360,520,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$32,840,000	$47,000	$(26,000)	$32,861,000
Mortgage-backed securities	14,431,000	450,000	(16,000)	14,865,000
State and political subdivisions	219,585,000	4,936,000	(109,000)	224,412,000
Corporate securities	14,750,000	157,000	—	14,907,000
	$281,606,000	$5,590,000	$(151,000)	$287,045,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2018	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. government-sponsored agencies	$5,000,000	$7,000	$—	$5,007,000
Mortgage-backed securities	313,854,000	571,000	(6,732,000)	307,693,000
State and political subdivisions	4,955,000	—	(239,000)	4,716,000
	$323,809,000	$578,000	$(6,971,000)	$317,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,155,000	$—	$(472,000)	$10,683,000
Mortgage-backed securities	18,250,000	336,000	(255,000)	18,331,000
State and political subdivisions	221,958,000	1,046,000	(5,418,000)	217,586,000
Corporate securities	4,300,000	—	—	4,300,000
	$255,663,000	$1,382,000	$(6,145,000)	$250,900,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,549,000	$—	$—	$10,549,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,586,000	$—	$—	$11,586,000

The First Bancorp - 2019 Form 10-K - Page 63

The following table summarizes the contractual maturities of investment securities at December 31, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$127,000	$127,000	$1,334,000	$1,338,000
Due in 1 to 5 years	36,534,000	36,778,000	25,860,000	26,323,000
Due in 5 to 10 years	93,134,000	95,014,000	179,133,000	182,834,000
Due after 10 years	226,095,000	228,601,000	75,279,000	76,550,000
	$355,890,000	$360,520,000	$281,606,000	$287,045,000

The following table summarizes the contractual maturities of investment securities at December 31, 2018:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,432,000	$1,433,000
Due in 1 to 5 years	13,501,000	13,518,000	20,717,000	20,778,000
Due in 5 to 10 years	83,954,000	83,326,000	157,544,000	155,313,000
Due after 10 years	226,354,000	220,572,000	75,970,000	73,376,000
	$323,809,000	$317,416,000	$255,663,000	$250,900,000

At December 31, 2019, securities with a fair value of $214,173,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $222,829,000 as of December 31, 2018 pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2019, 2018 and 2017:

	2019	2018	2017
Proceeds from sales of securities	$9,229,000	$459,000	$15,587,000
Gross realized gains	224,000	137,000	471,000
Gross realized losses	—	—	—
Net gain	$224,000	$137,000	$471,000
Related income taxes	$47,000	$29,000	$165,000

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2019, there were 86 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 28 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.

The First Bancorp - 2019 Form 10-K - Page 64

Information regarding securities temporarily impaired as of December 31, 2019 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$12,372,000	$(128,000)	$—	$—	$12,372,000	$(128,000)
Mortgage-backed securities	54,244,000	(359,000)	18,696,000	(490,000)	72,940,000	(849,000)
State and political subdivisions	10,532,000	(101,000)	304,000	(8,000)	10,836,000	(109,000)
	$77,148,000	$(588,000)	$19,000,000	$(498,000)	$96,148,000	$(1,086,000)

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

As disclosed in Note 25, the FASB issued Accounting Standards Update (“ASU”) No. 2019–04 in April 2019. In December 2019, the Company elected to early adopt the amendments to Topic 815, Derivatives and Hedging, which allowed the Company a one–time reclassification of certain prepayable debt securities from held to maturity to available for sale. In December 2019, prepayable debt securities with a carrying value of $24.9 million and a net unrealized gain of $1.6 million were transferred from held to maturity to available for sale. The reclassified securities consisted of state and political subdivision municipal debt securities. The Company subsequently sold approximately $4.3 million of those securities at a gain of $209,000 recognized in 2019.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $182,000 at December 31, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2019 and 2018, the Bank's investment in FHLB stock totaled $7,945,000 and $10,549,000, respectively. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2019. The Bank will continue to monitor its investment in FHLB stock.

Note 4. Mortgage Servicing Rights
At December 31, 2019 and 2018, the Bank serviced loans for others totaling $266,173,000 and $261,654,000, respectively. Net gains from the sale of loans, serviced by the bank, totaled $651,000 in 2019, $490,000 in 2018, and $737,000 in 2017. In 2019, mortgage servicing rights of $422,000 were capitalized and amortization for the year totaled $231,000. At December 31, 2019,

The First Bancorp - 2019 Form 10-K - Page 65

mortgage servicing rights had a fair value of $2,089,000. In 2018, mortgage servicing rights of $291,000 were capitalized and amortization for the year totaled $204,000. At December 31, 2018, mortgage servicing rights had a fair value of $2,586,000.
Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2019, the prepayment assumption using the PSA model was 220, which translates into an anticipated annual prepayment rate of 13.20%. The discount rate is 9.50%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2019	2018
Mortgage servicing rights	$6,140,000	$5,718,000
Accumulated amortization	(4,594,000)	(4,364,000)
	$1,546,000	$1,354,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Commercial
Real estate	$372,810,000	28.7%	$353,243,000	28.5%
Construction	38,084,000	3.0%	27,304,000	2.2%
Other	218,773,000	16.9%	196,391,000	15.9%
Municipal	41,288,000	3.2%	51,128,000	4.1%
Residential
Term	492,455,000	37.9%	469,145,000	37.9%
Construction	14,813,000	1.2%	17,743,000	1.4%
Home equity line of credit	92,349,000	7.1%	98,469,000	8.0%
Consumer	26,503,000	2.0%	24,860,000	2.0%
Total loans	$1,297,075,000	100.0%	$1,238,283,000	100.0%

Loan balances include net deferred loan costs of $7,419,000 in 2019 and $6,615,000 in 2018. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate, which totaled $296,871,000 and $290,138,000 at December 31, 2019 and 2018, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, residential construction and home equity loans totaling $240,133,000 at December 31, 2019 and $237,152,000 at December 31, 2018 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2019 and 2018, non-accrual loans were $16,649,000 and $14,727,000, respectively. For the years ended December 31, 2019, 2018 and 2017, interest income which would have been recognized on these loans, if interest had been accrued, was $906,000, $811,000, and $496,000, respectively. Loans more than 90 days past due accruing interest totaled $1,560,000 at December 31, 2019 and $351,000 at December 31, 2018. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

The First Bancorp - 2019 Form 10-K - Page 66

Loans to directors, officers and employees totaled $35,071,000 at December 31, 2019 and $34,566,000 at December 31, 2018. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2019	2018
Balance at beginning of year	$22,149,000	$22,354,000
New loans	521,000	1,341,000
Repayments	(1,536,000)	(1,192,000)
Retired director	—	(354,000)
Balance at end of year	$21,134,000	$22,149,000

Information on the past-due status of loans as of December 31, 2019, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$786,000	$377,000	$611,000	$1,774,000	$371,036,000	$372,810,000	$—
Construction	—	14,000	257,000	271,000	37,813,000	38,084,000	—
Other	2,764,000	465,000	1,799,000	5,028,000	213,745,000	218,773,000	1,464,000
Municipal	—	—	—	—	41,288,000	41,288,000	—
Residential
Term	1,129,000	1,132,000	2,379,000	4,640,000	487,815,000	492,455,000	86,000
Construction	—	—	—	—	14,813,000	14,813,000	—
Home equity line of credit	1,169,000	58,000	1,730,000	2,957,000	89,392,000	92,349,000	—
Consumer	291,000	46,000	10,000	347,000	26,156,000	26,503,000	10,000
Total	$6,139,000	$2,092,000	$6,786,000	$15,017,000	$1,282,058,000	$1,297,075,000	$1,560,000

Information on the past-due status of loans as of December 31, 2018, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,274,000	$—	$777,000	$2,051,000	$351,192,000	$353,243,000	$—
Construction	—	10,000	—	10,000	27,294,000	27,304,000	—
Other	455,000	5,000	120,000	580,000	195,811,000	196,391,000	—
Municipal	—	—	—	—	51,128,000	51,128,000	—
Residential
Term	1,097,000	3,518,000	2,023,000	6,638,000	462,507,000	469,145,000	339,000
Construction	76,000	—	—	76,000	17,667,000	17,743,000	—
Home equity line of credit	2,819,000	419,000	493,000	3,731,000	94,738,000	98,469,000	—
Consumer	237,000	25,000	27,000	289,000	24,571,000	24,860,000	12,000
Total	$5,958,000	$3,977,000	$3,440,000	$13,375,000	$1,224,908,000	$1,238,283,000	$351,000

For all classes, loans are placed on non-accrual status when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may

The First Bancorp - 2019 Form 10-K - Page 67

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

Information on nonaccrual loans as of December 31, 2019 and 2018 is presented in the following table:

As of December 31,	2019	2018
Commercial
Real estate	$1,784,000	$1,226,000
Construction	256,000	—
Other	6,534,000	8,664,000
Municipal	—	—
Residential
Term	5,899,000	4,062,000
Construction	—	—
Home equity line of credit	2,171,000	760,000
Consumer	5,000	15,000
Total	$16,649,000	$14,727,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2019	2018	2017
Average investment in impaired loans	$31,557,000	$31,805,000	$29,108,000
Interest income recognized on impaired loans, all on cash basis	735,000	864,000	784,000

As of December 31,	2019	2018
Balance of impaired loans	$29,274,000	$31,751,000
Less portion for which no allowance for loan losses is allocated	(18,212,000)	(21,030,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$11,062,000	$10,721,000
Portion of allowance for loan losses allocated to the impaired loan balance	$2,213,000	$2,308,000

Impaired loans include troubled debt restructured loans and loans placed on non-accrual. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.

The First Bancorp - 2019 Form 10-K - Page 68

A breakdown of impaired loans by category as of December 31, 2019, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,235,000	$5,492,000	$—	$7,611,000	$228,000
Construction	958,000	970,000	—	936,000	47,000
Other	756,000	786,000	—	965,000	29,000
Municipal	—	—	—	—	—
Residential
Term	10,176,000	11,931,000	—	10,033,000	269,000
Construction	—	—	—	—	—
Home equity line of credit	1,087,000	1,151,000	—	997,000	20,000
Consumer	—	—	—	—	—
	$18,212,000	$20,330,000	$—	$20,542,000	$593,000
With an Allowance Recorded
Commercial
Real estate	$1,074,000	$1,093,000	$251,000	$1,528,000	$60,000
Construction	—	—	—	—	—
Other	6,319,000	6,925,000	1,273,000	6,778,000	—
Municipal	—	—	—	—	—
Residential
Term	2,263,000	2,412,000	237,000	2,424,000	82,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	1,412,000	447,000	283,000	—
Consumer	5,000	6,000	5,000	2,000	—
	$11,062,000	$11,848,000	$2,213,000	$11,015,000	$142,000
Total
Commercial
Real estate	$6,309,000	$6,585,000	$251,000	$9,139,000	$288,000
Construction	958,000	970,000	—	936,000	47,000
Other	7,075,000	7,711,000	1,273,000	7,743,000	29,000
Municipal	—	—	—	—	—
Residential
Term	12,439,000	14,343,000	237,000	12,457,000	351,000
Construction	—	—	—	—	—
Home equity line of credit	2,488,000	2,563,000	447,000	1,280,000	20,000
Consumer	5,000	6,000	5,000	2,000	—
	$29,274,000	$32,178,000	$2,213,000	$31,557,000	$735,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2019 Form 10-K - Page 69

A breakdown of impaired loans by category as of December 31, 2018, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,718,000	$9,161,000	$—	$5,536,000	$380,000
Construction	721,000	721,000	—	762,000	43,000
Other	1,468,000	1,555,000	—	2,037,000	32,000
Municipal	—	—	—	—	—
Residential
Term	9,136,000	10,317,000	—	9,427,000	289,000
Construction	—	—	—	—	—
Home equity line of credit	972,000	1,035,000	—	1,001,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$21,030,000	$22,831,000	$—	$18,776,000	$764,000
With an Allowance Recorded
Commercial
Real estate	$1,042,000	$1,059,000	$260,000	$3,477,000	$42,000
Construction	—	—	—	—	—
Other	7,791,000	8,216,000	1,696,000	7,471,000	5,000
Municipal	—	—	—	—	—
Residential
Term	1,768,000	1,998,000	335,000	1,982,000	53,000
Construction	—	—	—	—	—
Home equity line of credit	120,000	124,000	17,000	99,000	—
Consumer	—	—	—	—	—
	$10,721,000	$11,397,000	$2,308,000	$13,029,000	$100,000
Total
Commercial
Real estate	$9,760,000	$10,220,000	$260,000	$9,013,000	$422,000
Construction	721,000	721,000	—	762,000	43,000
Other	9,259,000	9,771,000	1,696,000	9,508,000	37,000
Municipal	—	—	—	—	—
Residential
Term	10,904,000	12,315,000	335,000	11,409,000	342,000
Construction	—	—	—	—	—
Home equity line of credit	1,092,000	1,159,000	17,000	1,100,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$31,751,000	$34,228,000	$2,308,000	$31,805,000	$864,000

The First Bancorp - 2019 Form 10-K - Page 70

A breakdown of impaired loans by category as of December 31, 2017, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,791,000	$3,996,000	$—	$5,124,000	$164,000
Construction	741,000	741,000	—	62,000	38,000
Other	2,591,000	2,671,000	—	1,908,000	36,000
Municipal	—	—	—	—	—
Residential
Term	9,769,000	10,909,000	—	10,770,000	297,000
Construction	—	—	—	—	—
Home equity line of credit	1,115,000	1,429,000	—	1,351,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$18,023,000	$19,775,000	$—	$19,227,000	$553,000
With an Allowance Recorded
Commercial
Real estate	$3,999,000	$4,116,000	$224,000	$4,460,000	$152,000
Construction	—	—	—	699,000	—
Other	7,327,000	7,371,000	1,309,000	2,584,000	—
Municipal	—	—	—	—	—
Residential
Term	1,979,000	2,144,000	255,000	2,106,000	79,000
Construction	—	—	—	—	—
Home equity line of credit	64,000	67,000	24,000	32,000	—
Consumer	—	—	—	—	—
	$13,369,000	$13,698,000	$1,812,000	$9,881,000	$231,000
Total
Commercial
Real estate	$7,790,000	$8,112,000	$224,000	$9,584,000	$316,000
Construction	741,000	741,000	—	761,000	38,000
Other	9,918,000	10,042,000	1,309,000	4,492,000	36,000
Municipal	—	—	—	—	—
Residential
Term	11,748,000	13,053,000	255,000	12,876,000	376,000
Construction	—	—	—	—	—
Home equity line of credit	1,179,000	1,496,000	24,000	1,383,000	18,000
Consumer	16,000	29,000	—	12,000	—
	$31,392,000	$33,473,000	$1,812,000	$29,108,000	$784,000
The First Bancorp - 2019 Form 10-K - Page 71

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
As of December 31, 2019, the Company had 81 loans with a value of $21,424,000 that have been classified as TDRs. This compares to 76 loans with a value of $25,222,000 classified as TDRs as of December 31, 2018. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$4,836,000	$246,000
Construction	1	701,000	—
Other	8	6,932,000	1,231,000
Municipal	—	—	—
Residential
Term	52	8,472,000	200,000
Construction	—	—	—
Home equity line of credit	3	483,000	—
Consumer	—	—	—
	81	$21,424,000	$1,677,000

The following table shows TDRs by class and the specific reserve as of December 31, 2018:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$8,631,000	$132,000
Construction	1	721,000	—
Other	10	7,298,000	1,276,000
Municipal	—	—	—
Residential
Term	45	8,074,000	160,000
Construction	—	—	—
Home equity line of credit	3	498,000	—
Consumer	—	—	—
	76	$25,222,000	$1,568,000

The First Bancorp - 2019 Form 10-K - Page 72

As of December 31, 2019, 13 of the loans classified as TDRs with a total balance of $1,510,000 were more than 30 days past due. Two of these loans had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	4	371,000	131,000
Municipal	—	—	—
Residential
Term	8	972,000	86,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	13	$1,510,000	$217,000

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

The First Bancorp - 2019 Form 10-K - Page 73

For the year ended December 31, 2019, 11 loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$109,000	$90,000	90,000
Construction	—	—	—	—
Other	1	98,000	98,000	—
Municipal	—	—	—	—
Residential
Term	8	996,000	872,000	72,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	11	$1,203,000	$1,060,000	162,000

For the year ended December 31, 2018, 18 loans were placed in TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as for December 31, 2018.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	9	$1,729,000	$1,727,000	$42,000
Construction	—	—	—	—
Other	6	7,116,000	6,798,000	1,276,000
Municipal	—	—	—	—
Residential
Term	3	520,000	507,000	26,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	18	$9,365,000	$9,032,000	$1,344,000

As of December 31, 2019, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $987,000. As of December 31, 2019, there were 26 loans with an outstanding balance of $8,799,000 that were classified as TDRs and were on non-accrual status, two of which, with an outstanding balance of $350,000, were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2019, there were 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,502,000; this compares to 11 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,131,000 as of December 31, 2018.

The First Bancorp - 2019 Form 10-K - Page 74

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

The First Bancorp - 2019 Form 10-K - Page 75

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2019 and 2018:

As of December 31,	2019	2018
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$251,000	$260,000
Construction	—	—
Other	1,273,000	1,696,000
Municipal	—	—
Residential
Term	237,000	335,000
Construction	—	—
Home equity line of credit	447,000	17,000
Consumer	5,000	—
Total	$2,213,000	$2,308,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$3,491,000	$3,307,000
Construction	365,000	255,000
Other	2,056,000	1,845,000
Municipal	27,000	24,000
Residential
Term	787,000	900,000
Construction	25,000	34,000
Home equity line of credit	631,000	713,000
Consumer	862,000	630,000
Unallocated	1,182,000	1,216,000
Total	$9,426,000	$8,924,000
Total Allowance for Loan Losses
Commercial
Real estate	$3,742,000	$3,567,000
Construction	365,000	255,000
Other	3,329,000	3,541,000
Municipal	27,000	24,000
Residential
Term	1,024,000	1,235,000
Construction	25,000	34,000
Home equity line of credit	1,078,000	730,000
Consumer	867,000	630,000
Unallocated	1,182,000	1,216,000
Total	$11,639,000	$11,232,000

The First Bancorp - 2019 Form 10-K - Page 76

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
A breakdown of the allowance for loan losses as of December 31, 2019 and 2018, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$251,000	$729,000	$2,762,000	$—	$3,742,000
Construction	—	76,000	289,000	—	365,000
Other	1,273,000	430,000	1,626,000	—	3,329,000
Municipal	—	—	27,000	—	27,000
Residential
Term	237,000	153,000	634,000	—	1,024,000
Construction	—	5,000	20,000	—	25,000
Home equity line of credit	447,000	130,000	501,000	—	1,078,000
Consumer	5,000	460,000	402,000	—	867,000
Unallocated	—	—	—	1,182,000	1,182,000
	$2,213,000	$1,983,000	$6,261,000	$1,182,000	$11,639,000

As of December 31, 2018	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$260,000	$742,000	$2,565,000	$—	$3,567,000
Construction	—	57,000	198,000	—	255,000
Other	1,696,000	414,000	1,431,000	—	3,541,000
Municipal	—	—	24,000	—	24,000
Residential
Term	335,000	326,000	574,000	—	1,235,000
Construction	—	12,000	22,000	—	34,000
Home equity line of credit	17,000	263,000	450,000	—	730,000
Consumer	—	271,000	359,000	—	630,000
Unallocated	—	—	—	1,216,000	1,216,000
	$2,308,000	$2,085,000	$5,623,000	$1,216,000	$11,232,000

The First Bancorp - 2019 Form 10-K - Page 77

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
The qualitative portion of the allowance for loan losses was 0.48% of related loans as of December 31, 2019 and 0.45% of related loans as of December 31, 2018. The qualitative portion increased $638,000 between December 31, 2018 and December 31, 2019 due to a mix of factors.
The unallocated component totaled $1,182,000 at December 31, 2019, or 10.2% of the total reserve. This compares to $1,216,000 or 10.8% as of December 31, 2018. Management considers these levels appropriate as they supported general imprecision related to portfolio growth and included considerations of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there may be underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
The allowance for loan losses as a percent of total loans stood at 0.90% as of December 31, 2019, compared to 0.91% of total loans as of December 31, 2018.
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

The First Bancorp - 2019 Form 10-K - Page 78

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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 27.9% of capital at December 31, 2019 are below the regulatory guidance of 100.0% of capital. Construction loans and non- owner-occupied commercial real estate loans are at 123.0% of total capital at December 31, 2019, below the regulatory limit of 300.0% of capital.
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

The First Bancorp - 2019 Form 10-K - Page 79

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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2019:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$4,258,000	$32,000	$4,290,000
2 Above average	12,393,000	794,000	6,187,000	38,290,000	57,664,000
3 Satisfactory	74,709,000	2,305,000	41,527,000	379,000	118,920,000
4 Average	205,510,000	19,017,000	107,389,000	2,587,000	334,503,000
5 Watch	63,582,000	15,488,000	47,152,000	—	126,222,000
6 OAEM	1,160,000	—	1,988,000	—	3,148,000
7 Substandard	15,456,000	480,000	10,272,000	—	26,208,000
8 Doubtful	—	—	—	—	—
Total	$372,810,000	$38,084,000	$218,773,000	$41,288,000	$670,955,000

The First Bancorp - 2019 Form 10-K - Page 80

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2019.

The First Bancorp - 2019 Form 10-K - Page 81

The following tables present allowance for loan losses activity by class, allowance for loan loss balances by class and related loan balances by class for the years ended December 31, 2019, 2018 and 2017:

For the year ended December 31, 2019	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Chargeoffs	89,000	—	179,000	—	445,000	—	69,000	338,000	—	1,120,000
Recoveries	15,000	—	73,000	—	57,000	—	4,000	128,000	—	277,000
Provision (credit)	249,000	110,000	(106,000)	3,000	177,000	(9,000)	413,000	447,000	(34,000)	1,250,000
Ending balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Ending balance specifically evaluated for impairment	$251,000	$—	$1,273,000	$—	$237,000	$—	$447,000	$5,000	$—	$2,213,000
Ending balance collectively evaluated for impairment	$3,491,000	$365,000	$2,056,000	$27,000	$787,000	$25,000	$631,000	$862,000	$1,182,000	$9,426,000
Related loan balances:
Ending balance	$372,810,000	$38,084,000	$218,773,000	$41,288,000	$492,455,000	$14,813,000	$92,349,000	$26,503,000	$—	$1,297,075,000
Ending balance specifically evaluated for impairment	$6,309,000	$958,000	$7,075,000	$—	$12,439,000	$—	$2,488,000	$5,000	$—	$29,274,000
Ending balance collectively evaluated for impairment	$366,501,000	$37,126,000	$211,698,000	$41,288,000	$480,016,000	$14,813,000	$89,861,000	$26,498,000	$—	$1,267,801,000

For the year ended December 31, 2018	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,872,000	$434,000	$3,358,000	$20,000	$1,130,000	$36,000	$692,000	$545,000	$642,000	$10,729,000
Chargeoffs	168,000	—	423,000	—	213,000	—	121,000	348,000	—	1,273,000
Recoveries	52,000	—	40,000	—	64,000	—	24,000	96,000	—	276,000
Provision (credit)	(189,000)	(179,000)	566,000	4,000	254,000	(2,000)	135,000	337,000	574,000	1,500,000
Ending balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Ending balance specifically evaluated for impairment	$260,000	$—	$1,696,000	$—	$335,000	$—	$17,000	$—	$—	$2,308,000
Ending balance collectively evaluated for impairment	$3,307,000	$255,000	$1,845,000	$24,000	$900,000	$34,000	$713,000	$630,000	$1,216,000	$8,924,000
Related loan balances:
Ending balance	$353,243,000	$27,304,000	$196,391,000	$51,128,000	$469,145,000	$17,743,000	$98,469,000	$24,860,000	$—	$1,238,283,000
Ending balance specifically evaluated for impairment	$9,760,000	$721,000	$9,259,000	$—	$10,904,000	$—	$1,092,000	$15,000	$—	$31,751,000
Ending balance collectively evaluated for impairment	$343,483,000	$26,583,000	$187,132,000	$51,128,000	$458,241,000	$17,743,000	$97,377,000	$24,845,000	$—	$1,206,532,000

The First Bancorp - 2019 Form 10-K - Page 82

For the year ended December 31, 2017	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000
Chargeoffs	587,000	—	212,000	—	456,000	—	28,000	335,000	—	1,618,000
Recoveries	—	—	49,000	—	40,000	—	11,000	109,000	—	209,000
Provision (credit)	471,000	38,000	1,741,000	2,000	258,000	(8,000)	(98,000)	212,000	(616,000)	2,000,000
Ending balance	$3,872,000	$434,000	$3,358,000	$20,000	$1,130,000	$36,000	$692,000	$545,000	$642,000	$10,729,000
Ending balance specifically evaluated for impairment	$224,000	$—	$1,309,000	$—	$255,000	$—	$24,000	$—	$—	$1,812,000
Ending balance collectively evaluated for impairment	$3,648,000	$434,000	$2,049,000	$20,000	$875,000	$36,000	$668,000	$545,000	$642,000	$8,917,000
Related loan balances:
Ending balance	$323,809,000	$38,056,000	$181,528,000	$33,391,000	$432,661,000	$17,868,000	$111,302,000	$25,524,000	$—	$1,164,139,000
Ending balance specifically evaluated for impairment	$7,790,000	$741,000	$9,918,000	$—	$11,748,000	$—	$1,179,000	$16,000	$—	$31,392,000
Ending balance collectively evaluated for impairment	$316,019,000	$37,315,000	$171,610,000	$33,391,000	$420,913,000	$17,868,000	$110,123,000	$25,508,000	$—	$1,132,747,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2019	2018
Land	$5,100,000	$4,852,000
Land improvements	1,100,000	1,105,000
Buildings	21,946,000	22,301,000
Equipment	12,858,000	12,461,000
	41,004,000	40,719,000
Less accumulated depreciation	19,699,000	18,663,000
	$21,305,000	$22,056,000

Future minimum receipts under lease agreements at December 31, 2019 for each of the next five years and in the aggregate are:

2020	$129,000
2021	129,000
2022	125,000
2023	41,000
2024	16,000
Thereafter	—
$440,000

The First Bancorp - 2019 Form 10-K - Page 83

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2019	2018
Real estate acquired in settlement of loans	$279,000	$584,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2019	2018	2017
Balance at beginning of year	$—	$53,000	$205,000
Losses charged to allowance	—	(53,000)	(169,000)
Provision charged to operating expenses	—	—	17,000
Balance at end of year	$—	$—	$53,000

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2019	2018	2017
Federal income tax
Current	$3,978,000	$4,407,000	$4,184,000
Deferred	336,000	(492,000)	2,083,000
	4,314,000	3,915,000	6,267,000
State franchise tax	421,000	391,000	345,000
	$4,735,000	$4,306,000	$6,612,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2019	2018	2017
Expected tax expense	$6,355,000	$5,847,000	$9,170,000
Non-taxable income	(1,749,000)	(1,699,000)	(2,625,000)
State franchise tax, net of federal tax benefit	332,000	309,000	224,000
Equity compensation	(45,000)	(55,000)	(83,000)
Tax credits, net of amortization	(85,000)	(85,000)	(88,000)
Change in federal tax rate	—	—	134,000
Other	(73,000)	(11,000)	(120,000)
	$4,735,000	$4,306,000	$6,612,000
The First Bancorp - 2019 Form 10-K - Page 84

Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2019 and 2018 are as follows:

	2019	2018
Allowance for loan losses	$2,444,000	$2,359,000
Accrued pension and post-retirement	926,000	955,000
Unrealized loss on securities available for sale	—	1,343,000
Unrealized loss on securities transferred from available for sale to held to maturity	48,000	52,000
Restricted stock grants	203,000	170,000
Core deposit intangible	21,000	18,000
Investment in flow through entities	55,000	31,000
Other assets	—	24,000
Total deferred tax asset	3,697,000	4,952,000
Net deferred loan costs	(1,669,000)	(1,504,000)
Depreciation	(1,434,000)	(1,300,000)
Unrealized gain on securities available for sale	(972,000)	—
Goodwill	(120,000)	(80,000)
Mortgage servicing rights	(325,000)	(284,000)
Unrealized gain on derivative instruments	(26,000)	(382,000)
Prepaid expense	(205,000)	(159,000)
Total deferred tax liability	(4,751,000)	(3,709,000)
Net deferred tax asset (liability)	$(1,054,000)	$1,243,000

At December 31, 2019, the Company held investments in four limited partnerships with related low income housing tax credits compared to three at December 31, 2018. The tax credits from the investments are estimated at $330,000 and $210,000 for the years ended December 31, 2019 and 2018, respectively, and are recorded as a reduction of income tax expense. Amortization of the investment in the limited partnership totaled $307,000 and $186,000 for the years ended December 31, 2019 and 2018, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,951,000 at December 31, 2019 and $1,408,000 at December 31, 2018, and is recorded in other assets. The Company's total exposure to the limited partnerships was $1,951,000 at December 31, 2019 and $1,408,000 at December 31, 2018, which is comprised of the Company's equity investment in the limited partnerships.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2019.

The First Bancorp - 2019 Form 10-K - Page 85

Note 10. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Certificates of deposit < $100,000	$277,225,000	$372,464,000
Certificates $100,000 to $250,000	345,241,000	162,185,000
Certificates $250,000 and over	67,513,000	56,760,000
	$689,979,000	$591,409,000

At December 31, 2019, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2020	$176,860,000	$330,371,000	$507,231,000
2021	21,055,000	26,236,000	47,291,000
2022	35,923,000	17,932,000	53,855,000
2023	24,687,000	33,493,000	58,180,000
2024	18,549,000	4,722,000	23,271,000
2025 and thereafter	151,000	—	151,000
	$277,225,000	$412,754,000	$689,979,000

Interest on certificates of deposit of $100,000 or more was $6,060,000, $3,038,000, and $2,105,000 in 2019, 2018 and 2017, respectively.

The First Bancorp - 2019 Form 10-K - Page 86

Note 11. Borrowed Funds

Borrowed funds consist of advances from the FHLB and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2019 had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $51,000,000 in credit lines with correspondent banks and a credit facility of $119,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral, which are currently not in use.

Borrowed funds at December 31, 2019 and 2018 have the following range of interest rates and maturity dates:

As of December 31, 2019
Federal Home Loan Bank Advances
2020	1.60% - 1.97%	$137,400,000
2021	1.55%	10,000,000
2022	0.00%	—
2023	0.00%	—
2024	0.00%	105,000
2025 and thereafter	0.00%	—
		147,505,000
Repurchase agreements
Municipal and commercial customers	0.10% - 2.33%	37,450,000
		$184,955,000

As of December 31, 2018
Federal Home Loan Bank Advances
2019	2.25% - 2.58%	$105,000,000
2020	1.60% - 1.97%	55,000,000
2021	1.55%	10,000,000
2024 and thereafter	0.00%	112,000
		170,112,000
Repurchase agreements
Municipal and commercial customers	0.15% - 2.00%	40,205,000
		$210,317,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2019, 2018, and 2017. The expense related to the 401(k) plan was $575,000, $578,000, and $554,000 in 2019, 2018, and 2017, respectively.

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years commencing upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The

The First Bancorp - 2019 Form 10-K - Page 87

expense of these supplemental plans was $165,000 in 2019, $176,000 in 2018, and $219,000 in 2017. As of December 31, 2019 and 2018, the accrued liability of these plans was $2,828,000 and $2,949,000, respectively, and is recorded in other liabilities.

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
The following table sets forth the accumulated post-retirement benefit obligation and funded status:

At December 31,	2019	2018	2017
Change in benefit obligations
Benefit obligation at beginning of year:	$1,599,000	$1,874,000	$1,870,000
Interest cost	66,000	77,000	77,000
Benefits paid	(97,000)	(117,000)	(113,000)
Actuarial (gain) loss	13,000	(235,000)	40,000
Benefit obligation at end of year:	$1,581,000	$1,599,000	$1,874,000
Funded status
Benefit obligation at end of year	$(1,581,000)	$(1,599,000)	$(1,874,000)
Unamortized (gain) loss	(31,000)	(47,000)	186,000
Accrued benefit cost	$(1,612,000)	$(1,646,000)	$(1,688,000)
Weighted average discount rate as of December 31	3.00%	4.25%	4.25%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2019	2018	2017
Components of net periodic benefit cost
Interest cost	$66,000	$77,000	$77,000
Amortization of loss	—	—	—
Other settlement (income) expense	(2,000)	(3,000)	11,000
Net periodic benefit cost	$64,000	$74,000	$88,000
Weighted average discount rate for net periodic cost	3.00%	4.25%	4.25%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2020 is $108,000. For years ending 2021 through 2024, the estimated amount of benefits to be paid is $106,000, $103,000, $101,000 and $107,000, respectively, and the total estimated amount of benefits to be paid for years ended 2025 through 2028 is $496,000. Plan expense for 2020 is estimated to be $64,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2019	2018	Portion to Be Recognized in Income in 2020
Unamortized net actuarial gain (loss)	$31,000	$47,000	$(158,000)
Deferred tax (expense) benefit at 21%	(7,000)	(10,000)	33,000
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$24,000	$37,000	$(125,000)

The First Bancorp - 2019 Form 10-K - Page 88

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.

For the years ended December 31,	2019	2018	2017
Balance at beginning of year	$(5,051,000)	$(2,901,000)	$(935,000)
Unrealized gains (losses) arising during the year	11,247,000	(2,585,000)	(1,763,000)
Reclassification of realized gains during the year	(224,000)	(137,000)	(471,000)
Related deferred taxes	(2,315,000)	572,000	782,000
Reclassification adjustment for effect of enacted tax law changes	—	—	(514,000)
Net change	8,708,000	(2,150,000)	(1,966,000)
Balance at end of year	$3,657,000	$(5,051,000)	$(2,901,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017.

For the years ended December 31,	2019	2018	2017
Balance at beginning of year	$(197,000)	$(174,000)	$(129,000)
Amortization of net unrealized gains (losses)	19,000	(29,000)	(22,000)
Related deferred taxes	(4,000)	6,000	8,000
Reclassification adjustment for effect of enacted tax law changes	—	—	(31,000)
Net change	15,000	(23,000)	(45,000)
Balance at end of year	$(182,000)	$(197,000)	$(174,000)

The following table represents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017.

For the years ended December 31,	2019	2018	2017
Balance at beginning of year	$1,438,000	$1,544,000	$1,163,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the year	(1,697,000)	(134,000)	165,000
Related deferred taxes	356,000	28,000	(58,000)
Reclassification adjustment for effect of enacted tax law changes	—	—	274,000
Net change	(1,341,000)	(106,000)	381,000
Balance at end of year	$97,000	$1,438,000	$1,544,000

The First Bancorp - 2019 Form 10-K - Page 89

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017:

For the years ended December 31,	2019	2018	2017
Unrecognized postretirement benefits at beginning of year	$37,000	$(147,000)	$(102,000)
Change in unamortized net actuarial gain (loss)	(16,000)	233,000	(30,000)
Related deferred taxes	3,000	(49,000)	11,000
Reclassification adjustment for effect of enacted tax law changes	—	—	(26,000)
Net change	(13,000)	184,000	(45,000)
Unrecognized postretirement benefits at end of year	$24,000	$37,000	$(147,000)

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

The First Bancorp - 2019 Form 10-K - Page 90

The details of the interest rate swap agreements are as follows:

					December 31, 2019		December 31, 2018
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value
06/27/16	06/27/21	1-Month USD LIBOR	0.893%	Other Assets	$20,000,000	$199,000	$20,000,000	$763,000
06/28/16	06/28/21	1-Month USD LIBOR	0.940%	Other Assets	30,000,000	278,000	30,000,000	1,110,000
06/05/18	12/05/19	1-Month USD LIBOR	2.466%	Other Assets	—	—	25,000,000	16,000
06/05/18	06/05/20	1-Month USD LIBOR	2.547%	Other Liabilities	25,000,000	(96,000)	25,000,000	(9,000)
06/05/18	12/05/20	1-Month USD LIBOR	2.603%	Other Liabilities	25,000,000	(234,000)	25,000,000	(60,000)
12/05/19	12/05/22	3-Month USD LIBOR	1.779%	Other Liabilities	25,000,000	(98,000)	—	—
08/02/19	08/02/24	1-Month USD Libor	1.590%	Other Liabilities	12,500,000	(11,000)	—	—
08/05/19	08/05/24	1-Month USD Libor	1.420%	Other Assets	12,500,000	85,000	—	—
					$150,000,000	$123,000	$125,000,000	$1,820,000

The Company would reclassify unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings if the interest rate swaps were to become ineffective or the swaps were to terminate. In the next 12 months, the Company does not believe it will be required to reclassify any unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings as a result of ineffectiveness. Amounts paid or received under the swaps are reported in interest expense in the statement of income, and in interest paid in the statement of cash flows.
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
At December 31, 2019 there were two customer loan swap arrangement in place, detailed below:

		December 31, 2019			December 31, 2018
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Liabilities	2	$16,374,000	$(1,205,000)	—	—	—
Receive Fixed, Pay Variable	Other Assets	2	16,374,000	1,205,000	—	—	—
Total		4	$32,748,000	—	—	—	—
Derivative collateral
The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At December 31, 2019, the Bank had posted to the counterparty $3,050,000 of cash as collateral on its swap contracts. The required amount to be pledged was $1,113,000.

The First Bancorp - 2019 Form 10-K - Page 91

Cessation of LIBOR
As discussed in Item 1A Risk Factors, the Company is aware that LIBOR may no longer be published after December 31, 2021. The International Swap and Derivatives Association ("ISDA"), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and replacement rates, including having replacement rates in place before the possible cessation of LIBOR at the end of 2021, and has committed to providing more definitive recommendations later in 2020. The Company intends to continue to monitor these developments closely and expects to pursue the steps ultimately recommended by ISDA to provide for an orderly transition to a post-LIBOR environment. Of the interest rate swap contracts the Company has in place as of December 31, 2019, four contracts carrying a total notional amount of $100 million are set to mature prior to December 31, 2021; three contracts with a total notional amount of $50 million have maturity dates beyond December 31, 2021. The two customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029 and October 1, 2039.

The First Bancorp - 2019 Form 10-K - Page 92

Note 15. Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2019, 52,819 shares had been issued pursuant to these plans, leaving 197,181 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Prior to 2016, the Company had reserved 700,000 shares of its common stock to be made available to directors and employees who elected to participate in the stock purchase or savings investment plans. Sales of stock to directors and employees amounted to 13,408 shares in 2019, 12,138 shares in 2018, and 12,762 shares in 2017.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. The plan was amended in 2018 to reflect changes in its administration. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2019, 278,526 shares have been issued, leaving 321,474 shares available for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 11,242 shares in 2019, 9,524 shares in 2018, and 9,922 shares in 2017.
Proceeds from issuances of common stock under these plans totaled $653,000, $619,000 and $632,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 16. Stock Options and Stock-Based Compensation

At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the "2010 Plan"). This plan reserves 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of our business. Such grants and awards have been and will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2010 Plan will qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2010 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation. The plan expires on April 28, 2020; thus no further grants or awards will be made under this plan after that date.
As of December 31, 2019, 162,892 shares of restricted stock had been granted under the 2010 Plan, of which 65,039 shares remain restricted as of December 31, 2019 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2015	5.0	8,904	0.2
2016	5.0	10,874	1.1
2017	3.0	4,602	0.1
2017	5.0	7,017	2.1
2018	2.0	932	0.1
2018	3.0	5,371	1.1
2018	4.0	2,068	2.0
2018	5.0	6,184	3.0
2019	1.0	1,349	0.1
2019	2.0	1,484	1.1
2019	3.0	16,254	2.1
		65,039	1.3

The compensation cost related to these restricted stock grants was $1,570,000 and will be recognized over the vesting terms of each grant. In 2019, $565,000 of expense was recognized for these restricted shares, leaving $600,000 in unrecognized expense as of December 31, 2019. In 2018, $381,000 of expense was recognized for restricted shares, leaving $678,000 in unrecognized expense as of December 31, 2018.

The First Bancorp - 2019 Form 10-K - Page 93

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted (EPS) for the years ended December 31, 2019, 2018 and 2017:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2019
Net income as reported	$25,525,000
Basic EPS: Income available to common shareholders	25,525,000	10,815,718	$2.36
Effect of dilutive securities: restricted stock		73,591
Diluted EPS: Income available to common shareholders plus assumed conversions	$25,525,000	10,889,309	$2.34
For the year ended December 31, 2018
Net income as reported	$23,536,000
Basic EPS: Income available to common shareholders	23,536,000	10,783,419	$2.18
Effect of dilutive securities: restricted stock		69,055
Diluted EPS: Income available to common shareholders plus assumed conversions	$23,536,000	10,852,474	$2.17
For the year ended December 31, 2017
Net income as reported	$19,588,000
Basic EPS: Income available to common shareholders	19,588,000	10,747,306	$1.82
Effect of dilutive securities: restricted stock		71,712
Diluted EPS: Income available to common shareholders plus assumed conversions	$19,588,000	10,819,018	$1.81

All EPS calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are shares of restricted stock granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted stock was vested at the end of each period.

The First Bancorp - 2019 Form 10-K - Page 94

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The Bank may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2020 will be 2020 earnings plus retained earnings of $26,111,000 from 2019 and 2018.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities available for sale is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. As of December 31, 2019, the Company's capital conservation buffer was 7.19%, and met the fully phased-in 2019 minimum requirement.
As of December 31, 2019, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The First Bancorp - 2019 Form 10-K - Page 95

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2019
Tier 2 capital to	$189,421,000	$99,756,000	$124,695,000
risk-weighted assets	15.19%	8.00%	10.00%
Tier 1 capital to	$177,682,000	$74,817,000	$99,756,000
risk-weighted assets	14.25%	6.00%	8.00%
Common equity Tier 1 capital to	$177,682,000	$56,113,000	$81,052,000
risk-weighted assets	14.25%	4.50%	6.50%
Tier 1 capital to	$177,682,000	$80,385,000	$100,481,000
average assets	8.84%	4.00%	5.00%
As of December 31, 2018
Tier 2 capital to	$175,448,000	$92,892,000	$116,115,000
risk-weighted assets	15.11%	8.00%	10.00%
Tier 1 capital to	$164,116,000	$69,669,000	$92,892,000
risk-weighted assets	14.13%	6.00%	8.00%
Common equity Tier 1 capital to	$164,116,000	$52,252,000	$75,474,000
risk-weighted assets	14.13%	4.50%	6.50%
Tier 1 capital to	$164,116,000	$77,269,000	$96,586,000
average assets	8.51%	4.00%	5.00%

The First Bancorp - 2019 Form 10-K - Page 96

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2019
Tier 2 capital to	$190,412,000	$99,756,000	n/a
risk-weighted assets	15.27%	8.00%	n/a
Tier 1 capital to	$178,773,000	$74,817,000	n/a
risk-weighted assets	14.34%	6.00%	n/a
Common equity Tier 1 capital to	$178,773,000	$56,113,000	n/a
risk-weighted assets	14.34%	4.50%	n/a
Tier 1 capital to	$178,773,000	$80,527,000	n/a
average assets	8.88%	4.00%	n/a
As of December 31, 2018
Tier 2 capital to	$176,349,000	$92,892,000	n/a
risk-weighted assets	15.19%	8.00%	n/a
Tier 1 capital to	$165,117,000	$69,669,000	n/a
risk-weighted assets	14.22%	6.00%	n/a
Common equity Tier 1 capital to	$165,117,000	$52,252,000	n/a
risk-weighted assets	14.22%	4.50%	n/a
Tier 1 capital to	$165,117,000	$76,810,000	n/a
average assets	8.60%	4.00%	n/a

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
Commitments for unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2019, 2018 or 2017.
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

The First Bancorp - 2019 Form 10-K - Page 97

At December 31, 2019 and 2018, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2019	2018
Unused lines, collateralized by residential real estate	$81,193,000	$83,421,000
Other unused commitments	90,186,000	60,033,000
Standby letters of credit	4,496,000	3,590,000
Commitments to extend credit	19,702,000	19,268,000
Total	$195,577,000	$166,312,000

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

At December 31, 2019, the Company had seven outstanding, off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $150,000,000 and an unrealized gain of $97,000, net of tax. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2019, the Bank's derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the two contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of December 31, 2019, the Bank had customer loan swap contracts in place with a total notional value of $32,748,000.

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

The First Bancorp - 2019 Form 10-K - Page 98

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

The First Bancorp - 2019 Form 10-K - Page 99

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019 and 2018.

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$7,398,000	$—	$7,398,000
Mortgage-backed securities	—	326,617,000	—	326,617,000
State and political subdivisions	—	26,505,000	—	26,505,000
Total securities available for sale	—	360,520,000	—	360,520,000
Interest rate swap agreements	—	562,000	—	562,000
Customer loan interest swap agreements	—	1,205,000	—	1,205,000
Total interest rate swap agreements	—	1,767,000	—	1,767,000
Total assets	$—	$362,287,000	$—	$362,287,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$439,000	$—	$439,000
Customer loan interest swap agreements	—	1,205,000	—	1,205,000
Total liabilities	$—	$1,644,000	$—	$1,644,000

The First Bancorp - 2019 Form 10-K - Page 100

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$5,007,000	$—	$5,007,000
Mortgage-backed securities	—	307,693,000	—	307,693,000
State and political subdivisions	—	4,716,000	—	4,716,000
Total securities available for sale	—	317,416,000	—	317,416,000
Interest rate swap agreements	—	1,889,000	—	1,889,000
Total assets	$—	$319,305,000	$—	$319,305,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$69,000	$—	$69,000
Total liabilities	$—	$69,000	$—	$69,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance for losses of $0 at December 31, 2019 and 2018. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $1,916,000 and $2,096,000 at December 31, 2019 and 2018, respectively.

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$279,000	$—	$279,000
Impaired loans	—	6,579,000	—	6,579,000
Total assets	$—	$6,858,000	$—	$6,858,000

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$584,000	$—	$584,000
Impaired loans	—	7,415,000	—	7,415,000
Total assets	$—	$7,999,000	$—	$7,999,000

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

The First Bancorp - 2019 Form 10-K - Page 101

The carrying amounts and estimated fair values for financial instruments as of December 31, 2019 were as follows:

	Carrying	Estimated
As of December 31, 2019	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$281,606,000	$287,045,000	$—	$287,045,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	368,645,000	364,626,000	—	2,000	364,624,000
Construction	37,678,000	37,366,000	—	—	37,366,000
Other	215,068,000	212,548,000	—	5,046,000	207,502,000
Municipal	41,258,000	40,552,000	—	—	40,552,000
Residential
Term	491,315,000	491,359,000	—	577,000	490,782,000
Construction	14,785,000	14,786,000	—	—	14,786,000
Home equity line of credit	91,149,000	90,959,000	—	954,000	90,005,000
Consumer	25,538,000	23,489,000	—	—	23,489,000
Total loans	1,285,436,000	1,275,685,000	—	6,579,000	1,269,106,000
Mortgage servicing rights	1,546,000	2,089,000	—	2,089,000	—
Financial liabilities
Local certificates of deposit	$285,602,000	$281,480,000	—	$281,480,000	—
National certificates of deposit	404,377,000	412,337,000	—	412,337,000	—
Total certificates of deposit deposits	689,979,000	693,817,000	—	693,817,000	—
Repurchase agreements	37,450,000	37,450,000	—	37,450,000	—
Federal Home Loan Bank advances	147,505,000	140,063,000	—	140,063,000	—
Total borrowed funds	184,955,000	177,513,000	—	177,513,000	—

The First Bancorp - 2019 Form 10-K - Page 102

The carrying amounts and estimated fair values for financial instruments as of December 31, 2018 were as follows:

	Carrying	Estimated
As of December 31, 2018	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$255,663,000	$250,900,000	$—	$250,900,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	349,243,000	340,526,000	—	423,000	340,103,000
Construction	27,018,000	26,344,000	—	—	26,344,000
Other	192,420,000	189,842,000	—	6,096,000	183,746,000
Municipal	51,101,000	50,965,000	—	—	50,965,000
Residential
Term	467,760,000	451,323,000	—	793,000	450,530,000
Construction	17,705,000	17,083,000	—	—	17,083,000
Home equity line of credit	97,650,000	95,175,000	—	103,000	95,072,000
Consumer	24,154,000	22,530,000	—	—	22,530,000
Total loans	1,227,051,000	1,193,788,000	—	7,415,000	1,186,373,000
Mortgage servicing rights	1,354,000	2,586,000	—	2,586,000	—
Financial liabilities
Local certificates of deposit	$284,482,000	$281,282,000	$—	$281,282,000	$—
National certificates of deposit	306,927,000	307,508,000	—	307,508,000	—
Total certificates of deposits	591,409,000	588,790,000	—	588,790,000	—
Repurchase agreements	40,205,000	40,161,000	—	40,161,000	—
Federal Home Loan Bank advances	170,112,000	169,240,000	—	169,240,000	—
Total borrowed funds	210,317,000	209,401,000	—	209,401,000	—

Note 21. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2019	2018	2017
Other operating income
ATM and debit card income	$3,956,000	$3,556,000	$3,378,000
Other operating expense
Advertising and marketing expense	$1,174,000	$1,165,000	$1,208,000
Accounting and auditing expenses	828,000	837,000	818,000
ATM and interchange expense	1,176,000	995,000	886,000

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

The First Bancorp - 2019 Form 10-K - Page 103

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2019	2018
Assets
Cash and cash equivalents	$1,028,000	$1,190,000
Dividends receivable	3,200,000	2,950,000
Investment in subsidiary	183,654,000	162,763,000
Premises and equipment	—	2,000
Goodwill	27,559,000	27,559,000
Other assets	337,000	232,000
Total assets	$215,778,000	$194,696,000
Liabilities and shareholders' equity
Dividends payable	$3,270,000	$3,150,000
Other liabilities	—	4,000
Total liabilities	3,270,000	3,154,000
Shareholders' equity
Common stock	109,000	109,000
Additional paid-in capital	63,964,000	62,746,000
Retained earnings	148,435,000	128,687,000
Total shareholders' equity	212,508,000	191,542,000
Total liabilities and shareholders' equity	$215,778,000	$194,696,000

The First Bancorp - 2019 Form 10-K - Page 104

Statements of Income

For the years ended December 31,	2019	2018	2017
Interest and dividends on investments	$—	$—	$15,000
Net securities gains (losses)	—	137,000	(3,000)
Total income	—	137,000	12,000
Occupancy expense	1,000	2,000	5,000
Other operating expense	826,000	652,000	588,000
Total expense	827,000	654,000	593,000
Loss before income taxes and Bank earnings	(827,000)	(517,000)	(581,000)
Applicable income taxes	(230,000)	(164,000)	(187,000)
Loss before Bank earnings	(597,000)	(353,000)	(394,000)
Equity in earnings of Bank
Remitted	12,600,000	11,300,000	11,180,000
Unremitted	13,522,000	12,589,000	8,802,000
Net income	$25,525,000	$23,536,000	$19,588,000

Statements of Cash Flows

For the years ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income	$25,525,000	$23,536,000	$19,588,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,000	—	5,000
Equity compensation expense	565,000	381,000	392,000
(Gain) loss on sale of investments	—	(137,000)	3,000
(Increase) decrease in other assets	(105,000)	81,000	27,000
(Increase) decrease in dividends receivable	(250,000)	(450,000)	1,300,000
Increase (decrease) in dividends payable	120,000	551,000	(1,179,000)
Decrease in other liabilities	(4,000)	—	(3,000)
Unremitted earnings of Bank	(13,522,000)	(12,589,000)	(8,802,000)
Net cash provided by operating activities	12,331,000	11,373,000	11,331,000
Cash flows from investing activities:
Proceeds from sales/maturities of investments	—	459,000	—
Capital expenditures	—	1,000	(4,000)
Net cash provided by (used in) investing activities	—	460,000	(4,000)
Cash flows from financing activities:
Purchase of common stock	(183,000)	(168,000)	(154,000)
Proceeds from sale of common stock	653,000	619,000	632,000
Dividends paid	(12,963,000)	(12,052,000)	(11,460,000)
Net cash used in financing activities	(12,493,000)	(11,601,000)	(10,982,000)
Net increase (decrease) in cash and cash equivalents	(162,000)	232,000	345,000
Cash and cash equivalents at beginning of year	1,190,000	958,000	613,000
Cash and cash equivalents at end of year	$1,028,000	$1,190,000	$958,000
The First Bancorp - 2019 Form 10-K - Page 105

Note 25. New Accounting Pronouncements
The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in 2014 to replace the current plethora of industry-specific rules with a broad, principles-based framework for recognizing and measuring revenue. Due to the complexity of the new pronouncement and the anticipated effort required by entities in many industries to implement ASU No. 2014-09, FASB delayed the effective date. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance to annual reporting periods beginning after December 15, 2017, and all other entities should apply the guidance to annual reporting periods beginning after December 15, 2018. FASB formed a Transition Resource Group to assist it in identifying implementation issues that may require further clarification or amendment to ASU No. 2014-09. As a result of that group’s deliberations, FASB has issued the following amendments, which will be effective concurrently with ASU No. 2014-09: ASU No. 2016-08, Principal versus Agent Considerations, which clarifies whether an entity should record the gross amount of revenue or only its ultimate share when a third party is also involved in providing goods or services to a customer; ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies and simplifies the process for determining whether performance obligations to a customer should be segregated and accounted for individually, and clarifies how the new revenue rules apply to licenses of intellectual property; and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies and simplifies the process of assessing collectability of consideration under a contract, presentation of sales taxes, accounting for noncash consideration received, and certain transitional issues. The new standard does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP. Adoption of ASU No. 2014-09 was made on January 1, 2018 utilizing the modified retrospective approach. The adoption of the ASU did not have a material effect on the Company's consolidated financial statements.
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

The First Bancorp - 2019 Form 10-K - Page 106

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
In April 2019, the FASB issued ASU No. 2019–04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held to maturity (“HTM”) to available for sale (“AFS”) under the transition guidance in ASU 2017-12 would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a

The First Bancorp - 2019 Form 10-K - Page 107

reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. The Company elected to early adopt the amendments to Topic 815 in December 2019. See Note 3 for more information regarding the impact of the transfer of certain HTM debt securities to AFS.

The First Bancorp - 2019 Form 10-K - Page 108

Note 26. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2018Q1	2018Q2	2018Q3	2018Q4	2019Q1	2019Q2	2019Q3	2019Q4
Balance Sheets
Cash and cash equivalents	$16,559	$21,056	$21,649	$19,134	$15,270	$16,918	$21,418	$14,433
Interest-bearing deposits in other banks	280	1,616	51,045	12,079	231	917	16,714	11,310
Investments	562,459	565,125	562,839	573,079	606,495	625,097	625,584	642,126
Restricted equity securities	11,947	12,363	11,586	11,586	8,982	8,982	8,982	8,982
Net loans and loans held for sale	1,177,329	1,213,449	1,233,010	1,227,051	1,253,585	1,237,661	1,252,546	1,285,590
Other assets	103,241	100,352	101,725	101,641	106,782	109,124	107,983	106,355
Total assets	$1,871,815	$1,913,961	$1,981,854	$1,944,570	$1,991,345	$1,998,699	$2,033,227	$2,068,796
Deposits	$1,428,192	$1,416,646	$1,514,911	$1,527,085	$1,606,875	$1,592,956	$1,623,290	$1,650,466
Borrowed funds	244,229	297,455	265,274	210,317	170,419	181,858	181,417	184,955
Other liabilities	18,022	16,556	17,008	15,626	16,264	19,292	20,031	20,867
Shareholders' equity	181,372	183,304	184,661	191,542	197,787	204,593	208,489	212,508
Total liabilities & equity	$1,871,815	$1,913,961	$1,981,854	$1,944,570	$1,991,345	$1,998,699	$2,033,227	$2,068,796
Income and Comprehensive Income Statements
Interest income	$16,451	$17,205	$18,086	$18,801	$19,268	$19,822	$19,904	$19,657
Interest expense	4,042	4,936	5,550	5,806	6,369	6,872	6,678	6,239
Net interest income	12,409	12,269	12,536	12,995	12,899	12,950	13,226	13,418
Provision for loan losses	500	500	333	167	375	250	250	375
Net interest income after provision for loan losses	11,909	11,769	12,203	12,828	12,524	12,700	12,976	13,043
Non-interest income	3,132	3,181	3,034	3,253	3,144	3,605	3,532	3,908
Non-interest expense	8,579	8,176	8,216	8,496	8,398	8,730	9,040	9,004
Income before taxes	6,462	6,774	7,021	7,585	7,270	7,575	7,468	7,947
Income taxes	956	1,040	1,088	1,222	1,114	1,180	1,180	1,261
Net income	$5,506	$5,734	$5,933	$6,363	$6,156	$6,395	$6,288	$6,686
Basic earnings per share	$0.51	$0.53	$0.55	$0.59	$0.57	$0.59	$0.58	$0.62
Diluted earnings per share	$0.51	$0.53	$0.55	$0.58	$0.57	$0.59	$0.58	$0.60
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$(3,309)	$(1,035)	$(1,888)	$4,082	$3,512	$4,289	$936	$(29)
Net unrealized gain (loss) on securities transfered from available for sale to held to maturity	(8)	(7)	(5)	(3)	3	4	1	7
Net unrealized gain (loss) on cash flow hedging derivative instruments	384	138	216	(844)	(465)	(898)	(340)	362
Unrecognized gain (loss) on postretirement benefit costs	—	—	—	184	—	—	—	(13)
Other comprehensive income (loss)	$(2,933)	$(904)	$(1,677)	$3,419	$3,050	$3,395	$597	$327
Comprehensive income	$2,573	$4,830	$4,256	$9,782	$9,206	$9,790	$6,885	$7,013

The First Bancorp - 2019 Form 10-K - Page 109

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). We have also audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
March 6, 2020

The First Bancorp - 2019 Form 10-K - Page 110

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2019, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2019. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ Richard M. Elder
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 6, 2020	March 6, 2020

The First Bancorp - 2019 Form 10-K - Page 111

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2020 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2020 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2020 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2020 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2020 and is incorporated herein by reference.

The First Bancorp - 2019 Form 10-K - Page 112

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
Exhibit 3.5 Conformed Copy of the Company's Bylaws (incorporated by reference to Exhibit 3.5 to the Company's Form 10-K filed March 10, 2017).
Exhibit 3.6 Amendment to the Company's Bylaws (incorporated by reference to Exhibit 3.6 to the Company's Form 8-K filed under item 5.03 on December 20, 2019).
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

The First Bancorp - 2019 Form 10-K - Page 113

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ RICHARD M. ELDER
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 6, 2020	March 6, 2020

/s/ MARK N. ROSBOROUGH	/s/ KATHERINE M. BOYD
Mark N. Rosborough, Director and Chairman of the Board	Katherine M. Boyd, Director
March 6, 2020	March 6, 2020

/s/ ROBERT B. GREGORY	/s/ RENEE W. KELLY
Robert B. Gregory, Director	Renee W. Kelly, Director
March 6, 2020	March 6, 2020

/s/CORNELIUS J. RUSSELL	/s/ STUART G. SMITH
Cornelius J. Russell, Director	Stuart G. Smith, Director
March 6, 2020	March 6, 2020

/s/ BRUCE A. TINDAL	/s/ F. STEPHEN WARD
Bruce A. Tindal, Director	F. Stephen Ward, Director
March 6, 2020	March 6, 2020

The First Bancorp - 2019 Form 10-K - Page 114