Form 10-Q
period 2020-03-31
First Bancorp, Inc /ME/
filed 2020-05-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2020
Common Stock: 10,926,008 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 8
Note 3 – Loans	Page 12
Note 4 – Allowance for Loan Losses	Page 21
Note 5 – Stock-Based Compensation	Page 29
Note 6 – Preferred and Common Stock	Page 30
Note 7 – Earnings Per Share	Page 31
Note 8 – Employee Benefit Plans	Page 31
Note 9 - Other Comprehensive Income (Loss)	Page 33
Note 10 - Financial Derivative Instruments	Page 34
Note 11 – Mortgage Servicing Rights	Page 36
Note 12 – Income Taxes	Page 37
Note 13 - Certificates of Deposit	Page 37
Note 14 – Reclassifications	Page 37
Note 15 – Fair Value Disclosures	Page 37
Note 16 – Impact of Recently Issued Accounting Standards	Page 44
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 46
Forward-Looking Statements	Page 46
Critical Accounting Policies	Page 46
Use of Non-GAAP Financial Measures	Page 47
Executive Summary	Page 49
Net Interest Income	Page 50
Average Daily Balance Sheets	Page 52
Non-Interest Income	Page 53
Non-Interest Expense	Page 53
Income Taxes	Page 53
Investments	Page 53
Impaired Securities	Page 55
Federal Home Loan Bank Stock	Page 56
Loans and Loans Held for Sale	Page 57
Credit Risk Management and Allowance for Loan Losses	Page 59
Non-Performing Loans and Troubled Debt Restructured	Page 63
Impaired Loans	Page 66
Past Due Loans	Page 66
Potential Problem Loans and Loans in Process of Foreclosure	Page 66
Other Real Estate Owned	Page 68
Liquidity Management	Page 68
Deposits	Page 69
Borrowed Funds	Page 69

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2020	2019
Summary of Operations
Interest Income	$20,694	$19,268
Interest Expense	5,776	6,369
Net Interest Income	14,918	12,899
Provision for Loan Losses	400	375
Non-Interest Income	4,221	3,144
Non-Interest Expense	11,043	8,398
Net Income	6,495	6,156
Per Common Share Data
Basic Earnings per Share	$0.60	$0.57
Diluted Earnings per Share	0.60	0.57
Cash Dividends Declared	0.30	0.29
Book Value per Common Share	19.71	18.17
Tangible Book Value per Common Share[2]	16.97	15.42
Market Value	22.00	24.92
Financial Ratios
Return on Average Equity[1]	12.03%	12.78%
Return on Average Tangible Common Equity[1,2]	13.95%	15.09%
Return on Average Assets[1]	1.24%	1.27%
Average Equity to Average Assets	10.30%	9.91%
Average Tangible Equity to Average Assets[2]	8.88%	8.39%
Net Interest Margin Tax-Equivalent[1,2]	3.12%	2.93%
Dividend Payout Ratio	50.00%	50.88%
Allowance for Loan Losses/Total Loans	0.88%	0.91%
Non-Performing Loans to Total Loans	0.75%	1.09%
Non-Performing Assets to Total Assets	0.49%	0.77%
Efficiency Ratio[2]	58.12%	50.45%
At Period End
Total Assets	$2,136,396	$1,991,402
Total Loans	1,344,208	1,264,639
Total Investment Securities	664,514	615,477
Total Deposits	1,644,612	1,606,875
Total Shareholders' Equity	215,257	197,787
1Annualized using a 366-day basis in 2020 and a 365-day basis in 2019.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2020 and 2019 and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
May 8, 2020

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2020	December 31, 2019	March 31, 2019
Assets
Cash and cash equivalents	$21,117,000	$14,433,000	$15,270,000
Interest bearing deposits in other banks	6,047,000	11,310,000	231,000
Securities available for sale	312,928,000	360,520,000	325,276,000
Securities to be held to maturity (fair value of $349,248,000 at March 31, 2020, $287,045,000 at December 31, 2019 and $282,568,000 at March 31, 2019)	341,592,000	281,606,000	281,219,000
Restricted equity securities, at cost	9,994,000	8,982,000	8,982,000
Loans held for sale	561,000	154,000	436,000
Loans	1,344,208,000	1,297,075,000	1,264,639,000
Less allowance for loan losses	11,858,000	11,639,000	11,490,000
Net loans	1,332,350,000	1,285,436,000	1,253,149,000
Accrued interest receivable	9,648,000	7,167,000	9,307,000
Premises and equipment, net	21,156,000	21,305,000	21,767,000
Other real estate owned	316,000	279,000	584,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	50,882,000	47,799,000	45,376,000
Total assets	$2,136,396,000	$2,068,796,000	$1,991,402,000
Liabilities
Demand deposits	$153,477,000	$169,777,000	$148,500,000
NOW deposits	382,307,000	393,569,000	371,305,000
Money market deposits	161,184,000	161,000,000	137,700,000
Savings deposits	236,706,000	236,141,000	236,894,000
Certificates of deposit	710,938,000	689,979,000	712,476,000
Total deposits	1,644,612,000	1,650,466,000	1,606,875,000
Borrowed funds – short term	192,937,000	174,850,000	160,309,000
Borrowed funds – long term	55,103,000	10,105,000	10,110,000
Other liabilities	28,487,000	20,867,000	16,321,000
Total liabilities	1,921,139,000	1,856,288,000	1,793,615,000
Shareholders' equity
Common stock, one cent par value per share	109,000	109,000	109,000
Additional paid-in capital	64,277,000	63,964,000	63,037,000
Retained earnings	147,904,000	144,839,000	135,364,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	7,890,000	3,657,000	(1,539,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(174,000)	(182,000)	(194,000)
Net unrealized (loss) gain on cash flow hedging derivative instruments	(4,773,000)	97,000	973,000
Net unrealized gain on postretirement costs	24,000	24,000	37,000
Total shareholders' equity	215,257,000	212,508,000	197,787,000
Total liabilities & shareholders' equity	$2,136,396,000	$2,068,796,000	$1,991,402,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,921,206	10,899,210	10,884,381
Book value per common share	$19.71	$19.50	$18.17
Tangible book value per common share	$16.97	$16.75	$15.42
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2020	2019
Interest income
Interest and fees on loans (includes tax-exempt income of $310,000 as of March 31, 2020 and $358,000 as of March 31, 2019)	$15,856,000	$14,557,000
Interest on deposits with other banks	74,000	68,000
Interest and dividends on investments (includes tax-exempt income of $1,841,000 as of March 31, 2020 and $1,755,000 as of March 31, 2019)	4,764,000	4,643,000
Total interest income	20,694,000	19,268,000
Interest expense
Interest on deposits	5,186,000	5,577,000
Interest on borrowed funds	590,000	792,000
Total interest expense	5,776,000	6,369,000
Net interest income	14,918,000	12,899,000
Provision for loan losses	400,000	375,000
Net interest income after provision for loan losses	14,518,000	12,524,000
Non-interest income
Investment management and fiduciary income	894,000	773,000
Service charges on deposit accounts	577,000	561,000
Net securities gains	752,000	—
Mortgage origination and servicing income, net of amortization	504,000	296,000
Other operating income	1,494,000	1,514,000
Total non-interest income	4,221,000	3,144,000
Non-interest expense
Salaries and employee benefits	5,025,000	4,410,000
Occupancy expense	713,000	652,000
Furniture and equipment expense	1,116,000	975,000
FDIC insurance premiums	173,000	208,000
Amortization of identified intangibles	11,000	11,000
Other operating expense	4,005,000	2,142,000
Total non-interest expense	11,043,000	8,398,000
Income before income taxes	7,696,000	7,270,000
Income tax expense	1,201,000	1,114,000
NET INCOME	$6,495,000	$6,156,000
Basic earnings per common share	$0.60	$0.57
Diluted earnings per common share	$0.60	$0.57
Other comprehensive income (loss) net of tax
Net unrealized gain on securities available for sale	4,233,000	3,512,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of amortization	8,000	3,000
Net unrealized loss on cash flow hedging derivative instruments	(4,870,000)	(465,000)
Other comprehensive income (loss)	(629,000)	3,050,000
Comprehensive income	$5,866,000	$9,206,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
Net income	—	—	6,156,000	—	6,156,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	3,512,000	3,512,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(465,000)	(465,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	3,000	3,000
Comprehensive income	—	—	6,156,000	3,050,000	9,206,000
Cash dividends declared ($0.29 per share)	—	—	(3,156,000)	—	(3,156,000)
Equity compensation expense	—	123,000	—	—	123,000
Payment to repurchase common stock	(3,804)	—	(96,000)		(96,000)
Issuance of restricted stock	19,087	—	—	—	—
Proceeds from sale of common stock	6,447	168,000	—	—	168,000
Balance at March 31, 2019	10,884,381	$63,146,000	$135,364,000	$(723,000)	$197,787,000

Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
Net income	—	—	6,495,000	—	6,495,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	4,233,000	4,233,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(4,870,000)	(4,870,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	8,000	8,000
Comprehensive income (loss)	—	—	6,495,000	(629,000)	5,866,000
Cash dividends declared ($0.30 per share)	—	—	(3,276,000)	—	(3,276,000)
Equity compensation expense	—	150,000	—	—	150,000
Payment to repurchase common stock	(5,297)	—	(154,000)	—	(154,000)
Issuance of restricted stock	21,595	—	—	—	—
Proceeds from sale of common stock	5,698	163,000	—	—	163,000
Balance at March 31, 2020	10,921,206	$64,386,000	$147,904,000	$2,967,000	$215,257,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net income	$6,495,000	$6,156,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	538,000	449,000
Change in deferred taxes	52,000	203,000
Provision for loan losses	400,000	375,000
Loans originated for resale	(11,637,000)	(4,661,000)
Proceeds from sales and transfers of loans	11,417,000	4,305,000
Net gain on sales of loans	(187,000)	(80,000)
Net gain on sale or call of securities	(752,000)	—
Net amortization of premiums on investments	369,000	261,000
Equity compensation expense	150,000	123,000
Net increase in other assets and accrued interest	(11,811,000)	(6,055,000)
Net increase (decrease) in other liabilities	7,729,000	(435,000)
Net loss on disposal of premises and equipment	—	1,000
Amortization of investment in limited partnership	78,000	77,000
Net acquisition amortization	11,000	11,000
Net cash provided by operating activities	2,852,000	730,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	5,263,000	11,848,000
Proceeds from sales of securities available for sale	68,620,000	—
Proceeds from maturities, payments and calls of securities available for sale	21,890,000	11,622,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	27,275,000	2,804,000
Purchases of securities available for sale	(37,173,000)	(15,325,000)
Purchases of securities to be held to maturity	(87,255,000)	(28,328,000)
Redemption of restricted equity securities	—	2,604,000
Purchase of restricted equity securities	(1,012,000)	—
Net increase in loans	(47,351,000)	(26,473,000)
Capital expenditures	(389,000)	(161,000)
Net cash used by investing activities	(50,132,000)	(41,409,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(26,813,000)	(41,277,000)
Net increase in certificates of deposit	20,959,000	121,067,000
Net increase in short-term borrowings	18,087,000	—
Advances on long-term borrowings	44,998,000	—
Repayment on long-term borrowings	—	(39,898,000)
Payment to repurchase common stock	(154,000)	(96,000)
Proceeds from sale of common stock	163,000	168,000
Dividends paid	(3,276,000)	(3,149,000)
Net cash provided by financing activities	53,964,000	36,815,000
Net increase in cash and cash equivalents	6,684,000	(3,864,000)
Cash and cash equivalents at beginning of period	14,433,000	19,134,000
Cash and cash equivalents at end of period	$21,117,000	$15,270,000
Interest paid	$5,777,000	$6,221,000
Income taxes paid	—	—
Non-cash transactions
Net transfer from loans to other real estate owned	$37,000	$—
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of First National Bank ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2020 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties
Local, U.S., and world governments have encouraged self–isolation to curtail the spread of the global pandemic, coronavirus disease (COVID–19) by mandating the temporary shut–down of business in many sectors and imposing limitations on travel and size and duration of group meetings. Most industries are experiencing disruption to business operations and the impact of reduced consumer spending. There is unprecedented uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any government actions to mitigate them.
The Company’s business, financial condition and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The Bank's primary market is the State of Maine, which relies upon tourism for a significant percentage of its economic activity. COVID-19 is expected to adversely impact the tourism industry to a greater degree than other industries, however, an overall impact of COVID-19 on the Maine economy cannot be assessed with any degree of certainty at this time. In addition to loans, demand for other products and services could be impacted by COVID-19. Depositors and other funding sources may be unwilling to renew certificates of deposit or other types of funding, or may only be willing to do so on terms, including higher interest rates, that are materially less favorable than the Bank has experienced in the recent past. Certain fee based activities such as debit card interchange and wealth management activity, could be impacted due to lower activity or market declines. Accordingly, while management expects this matter is likely to have a negative financial impact on the Company's financial position and results of future operations, such potential impact cannot be reasonably estimated as of the date of this report, May 8, 2020.

Subsequent Events
Events occurring subsequent to March 31, 2020, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$7,500,000	$52,000	$—	$7,552,000
Mortgage-backed securities	276,235,000	9,106,000	(189,000)	285,152,000
State and political subdivisions	19,206,000	1,018,000	—	20,224,000
	$302,941,000	$10,176,000	$(189,000)	$312,928,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,981,000	$207,000	$—	$36,188,000
Mortgage-backed securities	51,142,000	1,392,000	(7,000)	52,527,000
State and political subdivisions	239,719,000	5,819,000	(345,000)	245,193,000
Corporate securities	14,750,000	590,000	—	15,340,000
	$341,592,000	$8,008,000	$(352,000)	$349,248,000
Restricted equity securities
Federal Home Loan Bank Stock	$8,957,000	$—	$—	$8,957,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$9,994,000	$—	$—	$9,994,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$7,500,000	$—	$(102,000)	$7,398,000
Mortgage-backed securities	323,277,000	4,173,000	(833,000)	326,617,000
State and political subdivisions	25,113,000	1,392,000	—	26,505,000
	$355,890,000	$5,565,000	$(935,000)	$360,520,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$32,840,000	$47,000	$(26,000)	$32,861,000
Mortgage-backed securities	14,431,000	450,000	(16,000)	14,865,000
State and political subdivisions	219,585,000	4,936,000	(109,000)	224,412,000
Corporate securities	14,750,000	157,000	—	14,907,000
	$281,606,000	$5,590,000	$(151,000)	$287,045,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$5,000,000	$16,000	$—	$5,016,000
Mortgage-backed securities	317,269,000	1,394,000	(3,240,000)	315,423,000
State and political subdivisions	4,955,000	4,000	(122,000)	4,837,000
	$327,224,000	$1,414,000	$(3,362,000)	$325,276,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$31,155,000	$48,000	$(280,000)	$30,923,000
Mortgage-backed securities	17,560,000	372,000	(146,000)	17,786,000
State and political subdivisions	225,204,000	3,162,000	(1,801,000)	226,565,000
Corporate securities	7,300,000	—	(6,000)	7,294,000
	$281,219,000	$3,582,000	$(2,233,000)	$282,568,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

The following table summarizes the contractual maturities of investment securities at March 31, 2020:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$66,000	$66,000	$1,331,000	$1,337,000
Due in 1 to 5 years	25,221,000	26,159,000	27,854,000	28,361,000
Due in 5 to 10 years	62,462,000	65,032,000	184,037,000	189,214,000
Due after 10 years	215,192,000	221,671,000	128,370,000	130,336,000
	$302,941,000	$312,928,000	$341,592,000	$349,248,000

The following table summarizes the contractual maturities of investment securities at December 31, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$127,000	$127,000	$1,334,000	$1,338,000
Due in 1 to 5 years	36,534,000	36,778,000	25,860,000	26,323,000
Due in 5 to 10 years	93,134,000	95,014,000	179,133,000	182,834,000
Due after 10 years	226,095,000	228,601,000	75,279,000	76,550,000
	$355,890,000	$360,520,000	$281,606,000	$287,045,000

The following table summarizes the contractual maturities of investment securities at March 31, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,429,000	$1,431,000
Due in 1 to 5 years	15,670,000	15,736,000	21,096,000	21,203,000
Due in 5 to 10 years	107,978,000	108,698,000	176,967,000	178,044,000
Due after 10 years	203,576,000	200,842,000	81,727,000	81,890,000
	$327,224,000	$325,276,000	$281,219,000	$282,568,000

At March 31, 2020, securities with a fair value of $208,376,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $214,173,000 as of December 31, 2019 and $189,711,000 at March 31, 2019, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Proceeds from sales of securities	$68,620,000	$—
Gross realized gains	1,098,000	—
Gross realized losses	(346,000)	—
Net gain	$752,000	$—
Related income taxes	$158,000	$—

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2020, there were 70 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 14 had been temporarily impaired for 12 months or more. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of March 31, 2020 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$2,963,000	$(27,000)	$7,424,000	$(169,000)	$10,387,000	$(196,000)
State and political subdivisions	19,556,000	(345,000)	—	—	19,556,000	(345,000)
	$22,519,000	$(372,000)	$7,424,000	$(169,000)	$29,943,000	$(541,000)

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

As of March 31, 2019, there were 291 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 274 had been temporarily impaired for 12 months or more. In the first quarter of 2019, one issuer of securities held in the portfolio was downgraded by a rating agency to less than investment grade. These securities totaled approximately 0.09% of overall state and municipal security holdings and were subsequently sold during the third quarter 2019. Information regarding securities temporarily impaired as of March 31, 2019 is summarized below:

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $174,000, net of tax, at March 31, 2020. This compares to $182,000 and $194,000, net of taxes, at December 31, 2019 and March 31, 2019, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of March 31, 2020 and 2019, and December 31, 2019, the Bank's investment in FHLB stock totaled $8,957,000, $7,945,000 and $7,945,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2020. The Company will continue to monitor its investment in FHLB stock.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of March 31, 2020 and 2019 and at December 31, 2019:

	March 31, 2020		December 31, 2019		March 31, 2019
Commercial
Real estate	$382,753,000	28.5%	$372,810,000	28.7%	$357,760,000	28.3%
Construction	43,913,000	3.3%	38,084,000	3.0%	34,231,000	2.7%
Other	237,896,000	17.7%	218,773,000	16.9%	205,462,000	16.2%
Municipal	43,537,000	3.2%	41,288,000	3.2%	54,246,000	4.3%
Residential
Term	500,971,000	37.3%	492,455,000	37.9%	474,241,000	37.5%
Construction	15,202,000	1.1%	14,813,000	1.2%	18,450,000	1.5%
Home equity line of credit	90,674,000	6.7%	92,349,000	7.1%	95,692,000	7.6%
Consumer	29,262,000	2.2%	26,503,000	2.0%	24,557,000	1.9%
Total	$1,344,208,000	100.0%	$1,297,075,000	100.0%	$1,264,639,000	100.0%

Loan balances include net deferred loan costs of $7,551,000 as of March 31, 2020, $7,419,000 as of December 31, 2019, and $6,878,000 as of March 31, 2019. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $401,555,000 at March 31, 2020, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $296,871,000 at December 31, 2019, and $321,290,000 at March 31, 2019. In addition, commercial, construction and home equity loans totaling $260,703,000 at March 31, 2020, $240,133,000 at December 31, 2019, and $251,591,000 at March 31, 2019, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2020, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,935,000	$2,000	$1,297,000	$4,234,000	$378,519,000	$382,753,000	$22,000
Construction	59,000	—	246,000	305,000	43,608,000	43,913,000	—
Other	1,678,000	295,000	3,895,000	5,868,000	232,028,000	237,896,000	3,536,000
Municipal	—	—	—	—	43,537,000	43,537,000	—
Residential
Term	4,270,000	171,000	3,320,000	7,761,000	493,210,000	500,971,000	192,000
Construction	—	—	—	—	15,202,000	15,202,000	—
Home equity line of credit	1,566,000	264,000	1,481,000	3,311,000	87,363,000	90,674,000	—
Consumer	250,000	18,000	82,000	350,000	28,912,000	29,262,000	20,000
Total	$10,758,000	$750,000	$10,321,000	$21,829,000	$1,322,379,000	$1,344,208,000	$3,770,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2019, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$786,000	$377,000	$611,000	$1,774,000	$371,036,000	$372,810,000	$—
Construction	—	14,000	257,000	271,000	37,813,000	38,084,000	—
Other	2,764,000	465,000	1,799,000	5,028,000	213,745,000	218,773,000	1,464,000
Municipal	—	—	—	—	41,288,000	41,288,000	—
Residential
Term	1,129,000	1,132,000	2,379,000	4,640,000	487,815,000	492,455,000	86,000
Construction	—	—	—	—	14,813,000	14,813,000	—
Home equity line of credit	1,169,000	58,000	1,730,000	2,957,000	89,392,000	92,349,000	—
Consumer	291,000	46,000	10,000	347,000	26,156,000	26,503,000	10,000
Total	$6,139,000	$2,092,000	$6,786,000	$15,017,000	$1,282,058,000	$1,297,075,000	$1,560,000
Information on the past-due status of loans by class of financing receivable as of March 31, 2019, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$282,000	$825,000	$621,000	$1,728,000	$356,032,000	$357,760,000	$—
Construction	47,000	—	286,000	333,000	33,898,000	34,231,000	—
Other	664,000	63,000	303,000	1,030,000	204,432,000	205,462,000	—
Municipal	—	—	—	—	54,246,000	54,246,000	—
Residential
Term	2,659,000	1,153,000	1,434,000	5,246,000	468,995,000	474,241,000	—
Construction	—	—	—	—	18,450,000	18,450,000	—
Home equity line of credit	1,985,000	11,000	369,000	2,365,000	93,327,000	95,692,000	—
Consumer	411,000	163,000	4,000	578,000	23,979,000	24,557,000	4,000
Total	$6,048,000	$2,215,000	$3,017,000	$11,280,000	$1,253,359,000	$1,264,639,000	$4,000

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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of March 31, 2020 and 2019 and at December 31, 2019 is presented in the following table:

	March 31, 2020	December 31, 2019	March 31, 2019
Commercial
Real estate	$1,748,000	$1,784,000	$1,468,000
Construction	246,000	256,000	286,000
Other	457,000	6,534,000	7,067,000
Municipal	—	—	—
Residential
Term	5,615,000	5,899,000	4,211,000
Construction	—	—	—
Home equity line of credit	1,916,000	2,171,000	702,000
Consumer	66,000	5,000	2,000
Total	$10,048,000	$16,649,000	$13,736,000

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

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2020 is presented in the following table:

				For the three months ended March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,162,000	$5,421,000	$—	$5,157,000	$47,000
Construction	246,000	265,000	—	717,000	—
Other	818,000	848,000	—	793,000	3,000
Municipal	—	—	—	—	—
Residential
Term	10,378,000	12,135,000	—	10,015,000	67,000
Construction	—	—	—	—	—
Home equity line of credit	1,232,000	1,306,000	—	1,185,000	4,000
Consumer	—	—	—	—	—
	$17,836,000	$19,975,000	$—	$17,867,000	$121,000
With an Allowance Recorded
Commercial
Real estate	$1,061,000	$1,082,000	$230,000	$1,064,000	$8,000
Construction	701,000	701,000	3,000	234,000	10,000
Other	172,000	194,000	172,000	4,269,000	—
Municipal	—	—	—	—	—
Residential
Term	1,660,000	1,755,000	233,000	1,999,000	13,000
Construction	—	—	—	—	—
Home equity line of credit	996,000	1,002,000	296,000	1,124,000	—
Consumer	67,000	67,000	58,000	26,000	—
	$4,657,000	$4,801,000	$992,000	$8,716,000	$31,000
Total
Commercial
Real estate	$6,223,000	$6,503,000	$230,000	$6,221,000	$55,000
Construction	947,000	966,000	3,000	951,000	10,000
Other	990,000	1,042,000	172,000	5,062,000	3,000
Municipal	—	—	—	—	—
Residential
Term	12,038,000	13,890,000	233,000	12,014,000	80,000
Construction	—	—	—	—	—
Home equity line of credit	2,228,000	2,308,000	296,000	2,309,000	4,000
Consumer	67,000	67,000	58,000	26,000	—
	$22,493,000	$24,776,000	$992,000	$26,583,000	$152,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2019 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,235,000	$5,492,000	$—	$7,611,000	$228,000
Construction	958,000	970,000	—	936,000	47,000
Other	756,000	786,000	—	965,000	29,000
Municipal	—	—	—	—	—
Residential
Term	10,176,000	11,931,000	—	10,033,000	269,000
Construction	—	—	—	—	—
Home equity line of credit	1,087,000	1,151,000	—	997,000	20,000
Consumer	—	—	—	—	—
	$18,212,000	$20,330,000	$—	$20,542,000	$593,000
With an Allowance Recorded
Commercial
Real estate	$1,074,000	$1,093,000	$251,000	$1,528,000	$60,000
Construction	—	—	—	—	—
Other	6,319,000	6,925,000	1,273,000	6,778,000	—
Municipal	—	—	—	—	—
Residential
Term	2,263,000	2,412,000	237,000	2,424,000	82,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	1,412,000	447,000	283,000	—
Consumer	5,000	6,000	5,000	2,000	—
	$11,062,000	$11,848,000	$2,213,000	$11,015,000	$142,000
Total
Commercial
Real estate	$6,309,000	$6,585,000	$251,000	$9,139,000	$288,000
Construction	958,000	970,000	—	936,000	47,000
Other	7,075,000	7,711,000	1,273,000	7,743,000	29,000
Municipal	—	—	—	—	—
Residential
Term	12,439,000	14,343,000	237,000	12,457,000	351,000
Construction	—	—	—	—	—
Home equity line of credit	2,488,000	2,563,000	447,000	1,280,000	20,000
Consumer	5,000	6,000	5,000	2,000	—
	$29,274,000	$32,178,000	$2,213,000	$31,557,000	$735,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2019 is presented in the following table:

				For the three months ended March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,391,000	$8,779,000	$—	$8,741,000	$90,000
Construction	1,007,000	1,007,000	—	817,000	12,000
Other	709,000	734,000	—	1,207,000	6,000
Municipal	—	—	—	—	—
Residential
Term	8,926,000	10,345,000	—	9,007,000	68,000
Construction	—	—	—	—	—
Home equity line of credit	1,009,000	1,071,000	—	976,000	5,000
Consumer	—	—	—	—	—
	$20,042,000	$21,936,000	$—	$20,748,000	$181,000
With an Allowance Recorded
Commercial
Real estate	$1,566,000	$1,583,000	$233,000	$1,215,000	$26,000
Construction	—	—	—	—	—
Other	6,944,000	7,315,000	1,485,000	7,511,000	—
Municipal	—	—	—	—	—
Residential
Term	1,993,000	2,131,000	348,000	1,845,000	17,000
Construction	—	—	—	—	—
Home equity line of credit	21,000	25,000	7,000	29,000	—
Consumer	2,000	2,000	2,000	1,000	—
	$10,526,000	$11,056,000	$2,075,000	$10,601,000	$43,000
Total
Commercial
Real estate	$9,957,000	$10,362,000	$233,000	$9,956,000	$116,000
Construction	1,007,000	1,007,000	—	817,000	12,000
Other	7,653,000	8,049,000	1,485,000	8,718,000	6,000
Municipal	—	—	—	—	—
Residential
Term	10,919,000	12,476,000	348,000	10,852,000	85,000
Construction	—	—	—	—	—
Home equity line of credit	1,030,000	1,096,000	7,000	1,005,000	5,000
Consumer	2,000	2,000	2,000	1,000	—
	$30,568,000	$32,992,000	$2,075,000	$31,349,000	$224,000

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
As of March 31, 2020, the Company had 81 loans with a balance of $14,968,000 that have been classified as TDRs. This compares to 81 loans with a balance of $21,424,000 and 80 loans with a balance of $25,386,000 classified as TDRs as of December 31, 2019 and March 31, 2019, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of March 31, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	16	$4,688,000	$225,000
Construction	1	701,000	3,000
Other	7	779,000	131,000
Municipal	—	—	—
Residential
Term	54	8,321,000	197,000
Construction	—	—	—
Home equity line of credit	3	479,000	—
Consumer	—	—	—
	81	$14,968,000	$556,000
The following table shows TDRs by class and the specific reserve as of December 31, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$4,836,000	$246,000
Construction	1	701,000	—
Other	8	6,932,000	1,231,000
Municipal	—	—	—
Residential
Term	52	8,472,000	200,000
Construction	—	—	—
Home equity line of credit	3	483,000	—
Consumer	—	—	—
	81	$21,424,000	$1,677,000

The following table shows TDRs by class and the specific reserve as of March 31, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$8,583,000	$107,000
Construction	1	721,000	—
Other	10	7,257,000	1,275,000
Municipal	—	—	—
Residential
Term	49	8,331,000	225,000
Construction	—	—	—
Home equity line of credit	3	494,000	—
Consumer	—	—	—
	80	$25,386,000	$1,607,000

As of March 31, 2020, 22 of the loans classified as TDRs with a total balance of $3,622,000 were more than 30 days past due. Of these loans, one had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	2	$618,000	$—
Construction	—	—	—
Other	4	540,000	131,000
Municipal	—	—	—
Residential
Term	15	2,297,000	24,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	22	$3,622,000	$155,000

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

For the three months ended March 31, 2020, two loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	235,000	190,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	2	$235,000	$190,000	$—

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

As of March 31, 2020, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $978,000. There were also 24 loans with an outstanding balance of $2,525,000 that were classified as TDRs and on non-accrual status, of which two loans with an outstanding balance of $350,000 were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of March 31, 2020, there were 15 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $2,284,000. This compares to 10 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,101,000 as of March 31, 2019.
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
A breakdown of the allowance for loan losses as of March 31, 2020, December 31, 2019, and March 31, 2019, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2020	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$230,000	$687,000	$2,945,000	$—	$3,862,000
Construction	3,000	80,000	341,000	—	424,000
Other	172,000	426,000	1,829,000	—	2,427,000
Municipal	—	—	29,000	—	29,000
Residential
Term	233,000	300,000	693,000	—	1,226,000
Construction	—	10,000	22,000	—	32,000
Home equity line of credit	296,000	168,000	548,000	—	1,012,000
Consumer	58,000	228,000	439,000	—	725,000
Unallocated	—	—	—	2,121,000	2,121,000
	$992,000	$1,899,000	$6,846,000	$2,121,000	$11,858,000

As of December 31, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$251,000	$729,000	$2,762,000	$—	$3,742,000
Construction	—	76,000	289,000	—	365,000
Other	1,273,000	430,000	1,626,000	—	3,329,000
Municipal	—	—	27,000	—	27,000
Residential
Term	237,000	153,000	634,000	—	1,024,000
Construction	—	5,000	20,000	—	25,000
Home equity line of credit	447,000	130,000	501,000	—	1,078,000
Consumer	5,000	460,000	402,000	—	867,000
Unallocated	—	—	—	1,182,000	1,182,000
	$2,213,000	$1,983,000	$6,261,000	$1,182,000	$11,639,000

As of March 31, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$233,000	$790,000	$2,609,000	$—	$3,632,000
Construction	—	76,000	249,000	—	325,000
Other	1,485,000	452,000	1,493,000	—	3,430,000
Municipal	—	—	25,000	—	25,000
Residential
Term	348,000	182,000	584,000	—	1,114,000
Construction	—	7,000	23,000	—	30,000
Home equity line of credit	7,000	158,000	465,000	—	630,000
Consumer	2,000	290,000	368,000	—	660,000
Unallocated	—	—	—	1,644,000	1,644,000
	$2,075,000	$1,955,000	$5,816,000	$1,644,000	$11,490,000
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
The qualitative portion of the allowance for loan losses was 0.51% of related loans as of March 31, 2020, compared to 0.48% of related loans as of December 31, 2019. The qualitative portion increased $585,000 between December 31, 2019 and March 31, 2020 due to a mix of factors, including initial macroeconomic impacts of the COVID-19 pandemic.
The unallocated component of the allowance totaled $2,121,000 at March 31, 2020, or 17.9% of the total reserve. This compares to $1,182,000 or 10.2% as of December 31, 2019. The change supports general imprecision related to portfolio growth and supports general economic uncertainty resulting from the COVID-19 pandemic. The beginnings of COVID-19's impact upon the economy are captured in several factors considered in the qualitative portion of the reserve, however the depth and duration of the economic impact is unknown. Consequently, it is likely that there are underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses, supporting an increase in the unallocated component.
The allowance for loan losses as a percent of total loans stood at 0.88% as of March 31, 2020, 0.90% at December 31, 2019 and 0.91% as of March 31, 2019.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 30.6% of capital are below the regulatory guidance limit of 100.0% of capital at March 31, 2020. Construction loans and non-owner-occupied commercial real estate loans are at 126.5% of total capital, below the regulatory limit of 300.0% of capital at March 31, 2020.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2020:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$4,559,000	$28,000	$4,587,000
2 Above Average	10,222,000	842,000	5,933,000	40,340,000	57,337,000
3 Satisfactory	83,905,000	1,873,000	40,255,000	372,000	126,405,000
4 Average	203,263,000	26,029,000	131,664,000	2,797,000	363,753,000
5 Watch	68,618,000	14,702,000	46,357,000	—	129,677,000
6 OAEM	1,834,000	—	2,824,000	—	4,658,000
7 Substandard	14,911,000	467,000	6,304,000	—	21,682,000
8 Doubtful	—	—	—	—	—
Total	$382,753,000	$43,913,000	$237,896,000	$43,537,000	$708,099,000

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2019:

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2020.

The following table presents allowance for loan losses activity by class for the three months ended March 31, 2020, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2020:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2020
Beginning balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Charge offs	—	—	—	—	2,000	—	153,000	100,000	—	255,000
Recoveries	—	—	20,000	—	10,000	—	1,000	43,000	—	74,000
Provision (credit)	120,000	59,000	(922,000)	2,000	194,000	7,000	86,000	(85,000)	939,000	400,000
Ending balance	$3,862,000	$424,000	$2,427,000	$29,000	$1,226,000	$32,000	$1,012,000	$725,000	$2,121,000	$11,858,000
Allowance for loan losses as of March 31, 2020
Ending balance specifically evaluated for impairment	$230,000	$3,000	$172,000	$—	$233,000	$—	$296,000	$58,000	$—	$992,000
Ending balance collectively evaluated for impairment	$3,632,000	$421,000	$2,255,000	$29,000	$993,000	$32,000	$716,000	$667,000	$2,121,000	$10,866,000
Related loan balances as of March 31, 2020
Ending balance	$382,753,000	$43,913,000	$237,896,000	$43,537,000	$500,971,000	$15,202,000	$90,674,000	$29,262,000	$—	$1,344,208,000
Ending balance specifically evaluated for impairment	$6,223,000	$947,000	$990,000	$—	$12,038,000	$—	$2,228,000	$67,000	$—	$22,493,000
Ending balance collectively evaluated for impairment	$376,530,000	$42,966,000	$236,906,000	$43,537,000	$488,933,000	$15,202,000	$88,446,000	$29,195,000	$—	$1,321,715,000

The following table presents allowance for loan losses activity by class for the year ended December 31, 2019 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2019:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2019
Beginning balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Charge offs	89,000	—	179,000	—	445,000	—	69,000	338,000	—	1,120,000
Recoveries	15,000	—	73,000	—	57,000	—	4,000	128,000	—	277,000
Provision (credit)	249,000	110,000	(106,000)	3,000	177,000	(9,000)	413,000	447,000	(34,000)	1,250,000
Ending balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Allowance for loan losses as of December 31, 2019
Ending balance specifically evaluated for impairment	$251,000	$—	$1,273,000	$—	$237,000	$—	$447,000	$5,000	$—	$2,213,000
Ending balance collectively evaluated for impairment	$3,491,000	$365,000	$2,056,000	$27,000	$787,000	$25,000	$631,000	$862,000	$1,182,000	$9,426,000
Related loan balances as of December 31, 2019
Ending balance	$372,810,000	$38,084,000	$218,773,000	$41,288,000	$492,455,000	$14,813,000	$92,349,000	$26,503,000	$—	$1,297,075,000
Ending balance specifically evaluated for impairment	$6,309,000	$958,000	$7,075,000	$—	$12,439,000	$—	$2,488,000	$5,000	$—	$29,274,000
Ending balance collectively evaluated for impairment	$366,501,000	$37,126,000	$211,698,000	$41,288,000	$480,016,000	$14,813,000	$89,861,000	$26,498,000	$—	$1,267,801,000

The following table presents allowance for loan losses activity by class for the three months ended March 31, 2019, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2019:

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

Note 5 – Stock-Based Compensation
At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the "2010 Plan"). This reserves 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of the Company. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2010 Plan will qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2010 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation.

As of March 31, 2020, 184,487 shares of restricted stock had been granted under the 2010 Plan, of which 71,374 shares remain restricted as of March 31, 2020 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2015	5.0	527	0.3
2016	5.0	10,874	0.8
2017	5.0	7,017	1.8
2018	3.0	5,371	0.9
2018	4.0	2,068	1.8
2018	5.0	6,184	2.8
2019	2.0	1,484	0.8
2019	3.0	16,254	1.8
2020	1.0	2,309	0.8
2020	2.0	694	1.8
2020	3.0	18,592	2.8
		71,374	2.0

The compensation cost related to these restricted stock grants is $1,785,000 and is recognized over the vesting terms of each grant. In the three months ended March 31, 2020, $150,000 of expense was recognized for these restricted shares, leaving $1,087,000 in unrecognized expense as of March 31, 2020. In the three months ended March 31, 2019, $123,000 of expense was recognized for restricted shares, leaving $1,046,000 in unrecognized expense as of March 31, 2019.
The 2010 Plan expired on April 28, 2020. At the 2020 Annual Meeting, shareholders approved the 2020 Equity Incentive Plan (the "2020 Plan"). The 2020 Plan reserves 400,000 shares of common stock of the Company for issuance in connection with stock options, restricted stock awards and other equity based awards for the same purpose and under the same terms as the 2010 Plan. No awards have been granted to date under the 2020 Plan.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $163,000 and $168,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2020 and 2019:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2020
Net income as reported	$6,495,000
Basic EPS: Income available to common shareholders	6,495,000	10,844,600	$0.60
Effect of dilutive securities: restricted stock		69,753
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,495,000	10,914,353	$0.60
For the three months ended March 31, 2019
Net income as reported	$6,156,000
Basic EPS: Income available to common shareholders	6,156,000	10,802,782	$0.57
Effect of dilutive securities: restricted stock		73,953
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,156,000	10,876,735	$0.57

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2019. The amount for 2020 has not been established. The expense related to the 401(k) plan was $255,000 and $185,000 for the three months ended March 31, 2020 and 2019, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $40,000 for the three months ended March 31, 2020 and 2019. As of March 31, 2020, the associated accrued liability included in other liabilities in the balance sheet was $2,772,000 compared to $2,828,000 and $2,894,000 at December 31, 2019 and March 31, 2019, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$1,581,000	$1,599,000
Interest cost	16,000	17,000
Benefits paid	(27,000)	(28,000)
Benefit obligation at end of period	$1,570,000	$1,588,000
Funded status
Benefit obligation at end of period	$(1,570,000)	$(1,588,000)
Unamortized gain	(31,000)	(47,000)
Accrued benefit cost at end of period	$(1,601,000)	$(1,635,000)

The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2020	2019
Components of net periodic benefit cost
Interest cost	$16,000	$17,000
Net periodic benefit cost	$16,000	$17,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	March 31, 2020	December 31, 2019	March 31, 2019
Unamortized net actuarial gain	$31,000	$31,000	$47,000
Deferred tax expense	(7,000)	(7,000)	(10,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$24,000	$24,000	$37,000

A weighted average discount rate of 3.00% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2020 are $108,000. Plan expense for 2020 is estimated to be $64,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019
Balance at beginning of period	$3,657,000	$(5,051,000)
Unrealized gains arising during the period	6,109,000	4,446,000
Reclassification of net realized gains during the period	(752,000)	—
Related deferred taxes	(1,124,000)	(934,000)
Net change	4,233,000	3,512,000
Balance at end of period	$7,890,000	$(1,539,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019
Balance at beginning of period	$(182,000)	$(197,000)
Amortization of net unrealized gains	10,000	4,000
Related deferred taxes	(2,000)	(1,000)
Net change	8,000	3,000
Balance at end of period	$(174,000)	$(194,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019
Balance at beginning of period	$97,000	$1,438,000
Unrealized losses on cash flow hedging derivatives arising during the period	(6,165,000)	(589,000)
Related deferred taxes	1,295,000	124,000
Net change	(4,870,000)	(465,000)
Balance at end of period	$(4,773,000)	$973,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019
Unrecognized postretirement benefits at beginning of period	$24,000	$37,000
Amortization of unrecognized transition obligation	—	—
Change in unamortized net actuarial gain (loss)	—	—
Related deferred taxes	—	—
Unrecognized postretirement benefits at end of period	$24,000	$37,000

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

The details of the interest rate swap agreements are as follows:

					March 31, 2020		December 31, 2019		March 31, 2019
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
06/05/2018	12/05/2019	1-Month USD LIBOR	2.466%	Other Liabilities	$—	$—	$—	$—	$25,000,000	$(7,000)
06/27/2016	06/27/2021	1-Month USD LIBOR	0.893%	Other (Liabilities) Assets	20,000,000	(151,000)	20,000,000	199,000	20,000,000	586,000
06/28/2016	06/28/2021	1-Month USD LIBOR	0.940%	Other (Liabilities) Assets	30,000,000	(244,000)	30,000,000	278,000	30,000,000	847,000
06/05/2018	06/05/2020	1-Month USD LIBOR	2.547%	Other Liabilities	—	—	25,000,000	(96,000)	25,000,000	(57,000)
06/05/2018	12/05/2020	1-Month USD LIBOR	2.603%	Other Liabilities	—	—	25,000,000	(234,000)	25,000,000	(137,000)
12/05/2019	12/05/2022	3-Month USD LIBOR	1.779%	Other Liabilities	—	—	25,000,000	(98,000)	—	—
08/02/2019	08/02/2024	1-Month USD LIBOR	1.590%	Other Liabilities	12,500,000	(663,000)	12,500,000	(11,000)	—	—
08/05/2019	08/05/2024	1-Month USD LIBOR	1.420%	Other (Liabilities) Assets	12,500,000	(571,000)	12,500,000	85,000	—	—
02/12/2020	02/12/2023	3-Month USD LIBOR	1.486%	Other Liabilities	25,000,000	(748,000)	—	—	—	—
02/12/2020	02/12/2024	3-Month USD LIBOR	1.477%	Other Liabilities	25,000,000	(972,000)	—	—	—	—
06/28/2021	06/28/2026	1-Month USD LIBOR	1.158%	Other Liabilities	50,000,000	(1,569,000)	—	—	—	—
03/13/2020	03/13/2025	3-Month USD LIBOR	0.855%	Other Liabilities	25,000,000	(463,000)	—	—	—	—
03/13/2020	03/13/2030	3-Month USD LIBOR	1.029%	Other Liabilities	20,000,000	(661,000)	—	—	—	—
					$220,000,000	$(6,042,000)	$150,000,000	$123,000	$125,000,000	1,232,000

During the first quarter of 2020, the Bank took advantage of market opportunities to restructure several interest rate swap positions and extend funding at favorable interest rates; one-time charges totaling $1.76 million were incurred and expensed in the quarter in connection with the restructuring. The Company would reclassify unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings if the interest rate swaps were to become ineffective or the swaps were to terminate. In the next 12 months, the Company does not believe it will be required to reclassify any unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings as a result of ineffectiveness or swap termination. Amounts paid or received under the swaps are reported in interest expense in the statement of income, and in interest paid in the statement of cash flows.

Customer loan derivatives
The Bank will enter into interest rate swaps with qualified commercial customers. Through these arrangements, the Bank is able to provide a means for a loan customer to obtain a long-term fixed rate, while it simultaneously contracts with an approved, highly-rated, third-party financial institution as counterparty to swap the fixed rate for a variable rate. Such loan level arrangements are not designated as hedges for accounting purposes, and are recorded at fair value in the Company’s consolidated balance sheet.

At March 31, 2020 there were two customer loan swap arrangements in place, detailed below:

		March 31, 2020			December 31, 2019			March 31, 2019
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Liabilities	2	$16,394,000	$(3,280,000)	2	$16,374,000	$(1,205,000)	—	$—	$—
Receive Fixed, Pay Variable	Other Assets	2	16,394,000	3,280,000	2	16,374,000	1,205,000	—	—	—
Total		4	$32,588,000	$—	4	$32,748,000	$—	—	$—	$—

Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At March 31, 2020, the Bank posted to the counterparty $3,100,000 of cash and $10,000,000 in securities as collateral on its swap contracts. The required amount to be pledged was $9,322,000.
Cessation of LIBOR
The Company is aware that LIBOR may no longer be published after December 31, 2021. The International Swap and Derivatives Association ("ISDA"), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and replacement rates, including having replacement rates in place before the possible cessation of LIBOR at the end of 2021, and has committed to providing more definitive recommendations later in 2020. The Bank intends to continue to monitor these developments closely and expects to pursue the steps ultimately recommended by ISDA to provide for an orderly transition to a post-LIBOR environment. Of the interest rate swap contracts the Bank has in place as of March 31, 2020, two contracts carrying a total notional amount of $50 million are set to mature prior to December 31, 2021; seven contracts with a total notional amount of $170 million have maturity dates beyond December 31, 2021. The two customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029 and October 1, 2039.
Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2020, the prepayment assumption using the PSA model was 209, which translates into an anticipated prepayment rate of 12.54%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2020 and 2019, servicing rights capitalized totaled $129,000 and $58,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2020 and 2019 were $66,000 and $56,000, respectively. The fair value of servicing rights was $2,126,000, $2,089,000 and $2,410,000 at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. The Bank serviced loans for others totaling $268,077,000, $266,173,000 and $260,553,000 at March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2020	December 31, 2019	March 31, 2019
Mortgage servicing rights	$6,269,000	$6,140,000	$5,776,000
Accumulated amortization	(4,660,000)	(4,594,000)	(4,420,000)
	$1,609,000	$1,546,000	$1,356,000

Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2016 through 2019.

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2020 and 2019, and at December 31, 2019:

	March 31, 2020	December 31, 2019	March 31, 2019
Certificates of deposit < $100,000	$274,621,000	$277,225,000	$398,689,000
Certificates $100,000 to $250,000	364,530,000	345,241,000	238,429,000
Certificates $250,000 and over	71,787,000	67,513,000	75,358,000
	$710,938,000	$689,979,000	$712,476,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2020 and 2019, and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020, December 31, 2019 and March 31, 2019.

	At March 31, 2020
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$7,552,000	$—	$7,552,000
Mortgage-backed securities	—	285,152,000	—	285,152,000
State and political subdivisions	—	20,224,000	—	20,224,000
Total securities available for sale	—	312,928,000	—	312,928,000
Customer loan interest swap agreements	—	3,280,000	—	3,280,000
Total interest rate swap agreements	$—	$3,280,000	$—	$3,280,000
Total assets	$—	$316,208,000	$—	$316,208,000

	At March 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$9,322,000	$—	$9,322,000
Total liabilities	$—	$9,322,000	$—	$9,322,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$7,398,000	$—	$7,398,000
Mortgage-backed securities	—	326,617,000	—	326,617,000
State and political subdivisions	—	26,505,000	—	26,505,000
Total securities available for sale	—	360,520,000	—	360,520,000
Interest rate swap agreements	—	562,000	—	562,000
Customer loan interest swap agreements	—	1,205,000		1,205,000
Total interest rate swap agreements		1,767,000		1,767,000
Total assets	$—	$362,287,000	$—	$362,287,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$439,000	$—	$439,000
Customer loan interest swap agreements		$1,205,000		$1,205,000
Total liabilities	$—	$1,644,000	$—	$1,644,000

	At March 31, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$—	$5,016,000	$—	$5,016,000
Mortgage-backed securities	—	315,423,000	—	315,423,000
State and political subdivisions	—	4,837,000	—	4,837,000
Total securities available for sale	—	325,276,000	—	325,276,000
Interest rate swap agreements	—	1,433,000	—	1,433,000
Total assets	$—	$326,709,000	$—	$326,709,000

	At March 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$201,000	$—	$201,000
Total liabilities	$—	$201,000	$—	$201,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $0 at March 31, 2020, 2019 and December 31, 2019. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $706,000, $1,916,000 and $1,822,000 at March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

	At March 31, 2020
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$316,000	$—	$316,000
Impaired loans	—	1,051,000	—	1,051,000
Total assets	$—	$1,367,000	$—	$1,367,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$279,000	$—	$279,000
Impaired loans	—	6,579,000	—	6,579,000
Total assets	$—	$6,858,000	$—	$6,858,000

	At March 31, 2019
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$584,000	$—	$584,000
Impaired loans	—	6,519,000	—	6,519,000
Total assets	$—	$7,103,000	$—	$7,103,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2020 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$341,592,000	$349,248,000	$—	$349,248,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	378,049,000	371,916,000	—	7,000	371,909,000
Construction	43,397,000	42,693,000	—	—	42,693,000
Other	234,940,000	233,411,000	—	—	233,411,000
Municipal	43,502,000	41,909,000	—	—	41,909,000
Residential
Term	499,478,000	503,098,000	—	335,000	502,763,000
Construction	15,163,000	15,304,000	—	—	15,304,000
Home equity line of credit	89,442,000	89,407,000	—	700,000	88,707,000
Consumer	28,379,000	26,933,000	—	9,000	26,924,000
Total loans	1,332,350,000	1,324,671,000	—	1,051,000	1,323,620,000
Mortgage servicing rights	1,609,000	2,126,000	—	2,126,000	—
Financial liabilities
Local certificates of deposit	$290,440,000	$290,886,000	$—	$290,886,000	$—
National certificates of deposit	420,498,000	429,110,000	—	429,110,000	—
Total certificates of deposits	710,938,000	719,996,000	—	719,996,000	—
Repurchase agreements	37,937,000	37,494,000	—	37,494,000	—
Federal Home Loan Bank advances	210,103,000	211,228,000	—	211,228,000	—
Total borrowed funds	248,040,000	248,722,000	—	248,722,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2019 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$281,606,000	$287,045,000	$—	$287,045,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	368,645,000	364,626,000	—	2,000	364,624,000
Construction	37,678,000	37,366,000	—	—	37,366,000
Other	215,068,000	212,548,000	—	5,046,000	207,502,000
Municipal	41,258,000	40,552,000	—	—	40,552,000
Residential
Term	491,315,000	491,359,000	—	577,000	490,782,000
Construction	14,785,000	14,786,000	—	—	14,786,000
Home equity line of credit	91,149,000	90,959,000	—	954,000	90,005,000
Consumer	25,538,000	23,489,000	—	—	23,489,000
Total loans	1,285,436,000	1,275,685,000	—	6,579,000	1,269,106,000
Mortgage servicing rights	1,546,000	2,089,000	—	2,089,000	—
Financial liabilities
Local certificates of deposit	$285,602,000	$281,480,000	$—	$281,480,000	$—
National certificates of deposit	404,377,000	412,337,000	—	412,337,000	—
Total deposits	689,979,000	693,817,000	—	693,817,000	—
Repurchase agreements	37,450,000	37,450,000	—	37,450,000	—
Federal Home Loan Bank advances	147,505,000	140,063,000	—	140,063,000	—
Total borrowed funds	184,955,000	177,513,000	—	177,513,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2019 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$281,219,000	$282,568,000	$—	$282,568,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	353,521,000	347,398,000	—	422,000	346,976,000
Construction	33,852,000	33,266,000	—	—	33,266,000
Other	201,459,000	199,700,000	—	5,458,000	194,242,000
Municipal	54,217,000	53,179,000	—	—	53,179,000
Residential
Term	472,941,000	463,150,000	—	625,000	462,525,000
Construction	18,415,000	18,034,000	—	—	18,034,000
Home equity line of credit	94,957,000	92,834,000	—	14,000	92,820,000
Consumer	23,787,000	22,124,000	—	—	22,124,000
Total loans	1,253,149,000	1,229,685,000	—	6,519,000	1,223,166,000
Mortgage servicing rights	1,356,000	2,410,000	—	2,410,000	—
Financial liabilities
Local certificates of deposit	293,980,000	293,325,000	—	293,325,000	—
National certificates of deposit	418,496,000	419,285,000	—	419,285,000	—
Total certificates of deposits	712,476,000	712,610,000	—	712,610,000	—
Repurchase agreements	30,309,000	30,276,000	—	30,276,000	—
Federal Home Loan Bank advances	140,110,000	139,565,000	—	139,565,000	—
Total borrowed funds	170,419,000	169,841,000	—	169,841,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU was to be effective for all SEC registrants for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019 FASB voted to finalize a proposal issued in August 2019 under which the effective implementation date was changed for SEC registrants meeting the definition of a Smaller Reporting Company to fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company qualifies as a Smaller Reporting Company. It continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements, and continues to anticipates that it may have a material impact upon adoption. The Bank has formed an implementation committee for ASU No. 2016-13. To date, committee members have participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and have chosen a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. The Bank is in the late stages of implementing this software and plans to run incurred loss and current expected credit models in parallel until adoption of ASU No. 2016-13.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). The ASU was effective for the Company on January 1, 2020 and will be applied prospectively. Implementation of this ASU did not have a material effect on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and

Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption for the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it did not have a material impact on the Company’s consolidated financial statements.
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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, uncertainties with respect to the duration, nature, and extent of the COVID-19 pandemic and its consequences, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC, may result in these differences, as well as the "Risk Factors" in Part II, Item 1A listed below. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total which, as adjusted, increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2020 and 2019.

	For the three months ended March 31,
Dollars in thousands	2020	2019
Net interest income as presented	$14,918	$12,899
Effect of tax-exempt income	572	562
Net interest income, tax equivalent	$15,490	$13,461
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

	For the three months ended March 31,
Dollars in thousands	2020	2019
Non-interest expense, as presented	$11,043	$8,398
Net interest income, as presented	14,918	12,899
Effect of tax-exempt interest income	572	562
Non-interest income, as presented	4,221	3,144
Effect of non-interest tax-exempt income	41	41
Net securities gains	(752)	—
Adjusted net interest income plus non-interest income	$19,000	$16,646
Non-GAAP efficiency ratio	58.12%	50.45%
GAAP efficiency ratio	57.70%	52.35%
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

The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the three months ended March 31,
Dollars in thousands	2020	2019
Average shareholders' equity as presented	$217,130	$195,405
Less average intangible assets	(29,931)	(29,974)
Average tangible shareholders' common equity	$187,199	$165,431

Executive Summary
Net income for the three months ended March 31, 2020 was $6.5 million, up $339,000 or 5.5% from the same period in 2019. Earnings per common share on a fully diluted basis were $0.60 for the three months ended March 31, 2020, up $0.03 or 5.3% from the $0.57 posted for the same period in 2019.
Against a backdrop of unprecedented challenges brought about by the outbreak of the coronavirus disease (COVID-19), the Company posted strong operating results during the first quarter of 2020. Earning asset growth was again a driving factor in the Company's performance, as was growth in non-interest income. Earning assets increased $55.8 million in the first quarter and are $135.2 million or 7.1% higher than a year ago. The Bank also took advantage of market opportunities to restructure several interest rate swap positions and extend funding at favorable interest rates. Based upon the strength of the Company's earnings, a dividend of 30 cents per share was declared in the first quarter, representing a payout to our shareholders of 50.00% of net income for the period. While first quarter results were not significantly impacted by the consequences of COVID-19, the Company does expect more severe impacts in the second quarter and beyond, the duration of which cannot be reasonably measured at this time.
Net interest income on a tax-equivalent basis was up $2.0 million or 15.1% in the three months ended March 31, 2020 compared to the same period in 2019. This increase is attributable to growth in earning assets, improved margins, and the recovery of interest on resolved problem loans. The tax equivalent net interest margin in the first quarter of 2020 was 3.12%, up from 2.93% in the first quarter of 2019.
Non-interest income for the three months ended March 31, 2020 was $4.2 million, up $1.1 million or 34.3%, from the three months ended March 31, 2019. Income was up year-over-year in all major categories, including a 15.7% increase in investment management income and a 70.3% increase in mortgage banking revenue.
Non-interest expense for the three months ended March 31, 2020 was $11.0 million, up $2.6 million or 31.5% from the three months ended March 31, 2019. The year-to-year change was impacted primarily by charges taken to restructure interest rate swap positions, which totaled $1.8 million.
Asset quality improved in the first quarter, largely due to the resolution of a large commercial credit that was a non-performing asset for several years. Non-performing assets stood at 0.49% of total assets as of March 31, 2020 - down from 0.77% of total assets as of March 31, 2019 and 0.82% as of December 31, 2019. Total past-due loans were 1.62% of total loans as of March 31, 2020, up from 1.16% of total loans as of December 31, 2019 and 0.89% as of March 31, 2019.
The provision for loan losses for the first three months of 2020 was $400,000, up from the $375,000 provisioned in the same period in 2019. Net loan chargeoffs for the three months ended March 31, 2020 were $181,000 or 0.05% of average loans on an annualized basis. This was up slightly from net chargeoffs of $117,000 or 0.04% of average loans on an annualized basis for the three months ended March 31, 2019. The allowance for loan losses increased $219,000 between December 31, 2019 and March 31, 2020, and is 0.88% of loans outstanding as of March 31, 2020, in-line with 0.90% and 0.91% of loans outstanding at December 31, 2019 and March 31, 2019, respectively.
The Company's balance sheet continued to expand in the first three months of 2020 as total assets increased $67.6 million or 3.3% year-to-date. The loan portfolio increased $47.1 million or 3.6% in the three months ended March 31, 2020 and $79.6 million or 6.3% from a year ago. Loan growth in the first quarter of 2020 was centered in the commercial loan portfolio, which was up $34.9 million and in residential mortgages which increased $8.9 million. The investment portfolio has increased $13.4 million year-to-date and increased $49.0 million or 8.0% from a year ago. On the liability side of the balance sheet, low-cost deposits have decreased $27.0 million or 3.4% year-to-date, in-line with our normal seasonal deposit flow pattern. Year-over-year, low-cost deposits increased $15.8 million or 2.1%. Local certificates of deposit ("CDs") increased $4.8 million and wholesale CDs increased $16.1 million year-to-date. Lower interest rates resulted in borrowed funds becoming the favored vehicle to support earning asset growth, increasing $63.1 million in the first quarter and $77.6 million year-over-year.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 15.08% as of March 31, 2020, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.

The Company's operating ratios remain good, with a return on average tangible common equity of 13.95% for the three months ended March 31, 2020 compared to 15.09% for the same period in 2019. Based upon December 31, 2019 data, our return on average tangible common equity was in the top 16% of all banks in the UBPR peer group, which had an average return on equity of 11.30%. Our efficiency ratio continues to be an important component in our overall performance and stood at 58.12% for the three months ended March 31, 2020 compared to 50.45% for the same period in 2019, due to charges taken to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio in the first quarter of 2020 would have been 48.49%.

Net Interest Income
Total interest income of $20.7 million for the three months ended March 31, 2020 was an increase of $1.4 million or 7.4% compared to total interest income of $19.3 million for the same period of 2019. Total interest expense of $5.8 million for the three months ended March 31, 2020 was a decrease of $593,000 or 9.3% compared to total interest expense for the three months ended March 31, 2019. As a result, net interest income of $14.9 million for the three months ended March 31, 2020 was an increase of $2.0 million or 15.7% compared to net interest income of $12.9 million for the same period ended March 31, 2019. This increase is attributable to growth in earning assets, improved margins, and the recovery of interest on resolved problem loans. The Company's net interest margin on a tax-equivalent basis for the three months ended March 31, 2020 was 3.12%, up from 2.93% in the first quarter of 2019. Tax-exempt interest income amounted to $2.2 million for the three months ended March 31, 2020 and $2.1 million for the same period of 2019.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2020 and 2019. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the three months ended
	March 31, 2020		March 31, 2019
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$74	1.43%	$68	2.64%
Investments	5,253	3.25%	5,110	3.46%
Loans held for sale	5	5.99%	3	6.34%
Loans	15,934	4.84%	14,649	4.74%
Total interest income	21,266	4.29%	19,830	4.32%
Interest expense
Deposits	5,186	1.37%	5,577	1.60%
Other borrowings	590	1.23%	792	1.61%
Total interest expense	5,776	1.36%	6,369	1.60%
Net interest income	$15,490		$13,461
Interest rate spread		2.93%		2.72%
Net interest margin		3.12%		2.93%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2020 compared to 2019. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the three months ended March 31, 2020 compared to 2019
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$68	$(31)	$(31)	$6
Investment securities	430	(264)	(22)	144
Loans held for sale	2	—	(1)	1
Loans	834	427	24	1,285
Change in interest income	1,334	132	(30)	1,436
Interest expense
Deposits	420	(754)	(57)	(391)
Other borrowings	(28)	(180)	6	(202)
Change in interest expense	392	(934)	(51)	(593)
Change in net interest income	$942	$1,066	$21	$2,029
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2020 and 2019.

	For the three months ended
Dollars in thousands	March 31, 2020	March 31, 2019
Assets
Cash and cash equivalents	$17,336	$15,630
Interest-bearing deposits in other banks	20,845	10,436
Securities available for sale	337,096	322,257
Securities to be held to maturity	303,439	266,726
Restricted equity securities, at cost	9,096	10,164
Loans held for sale	336	192
Loans	1,323,612	1,252,353
Allowance for loan losses	(11,747)	(11,303)
Net loans	1,311,865	1,241,050
Accrued interest receivable	7,943	7,589
Premises and equipment	21,279	21,984
Other real estate owned	310	584
Goodwill	29,805	29,805
Other assets	47,902	44,965
Total Assets	$2,107,252	$1,971,382

Liabilities & Shareholders' Equity
Demand deposits	$161,273	$151,382
NOW deposits	382,150	369,299
Money market deposits	164,985	144,009
Savings deposits	235,678	237,835
Certificates of deposit	734,544	659,910
Total deposits	1,678,630	1,562,435
Borrowed funds – short term	127,881	189,852
Borrowed funds – long term	65,103	10,110
Dividends payable	791	1,156
Other liabilities	17,717	12,424
Total Liabilities	1,890,122	1,775,977
Shareholders' Equity:
Common stock	109	109
Additional paid-in capital	64,080	62,854
Retained earnings	148,425	135,635
Net unrealized gain (loss) on securities available for sale	5,751	(4,389)
Net unrealized loss on securities transferred from available for sale to held to maturity	(179)	(196)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(1,080)	1,355
Net unrealized gain on postretirement benefit costs	24	37
Total Shareholders' Equity	217,130	195,405
Total Liabilities & Shareholders' Equity	$2,107,252	$1,971,382

Non-Interest Income
Non-interest income of $4.2 million for the three months ended March 31, 2020 is an increase of $1.1 million compared to the same period in 2019. Income was up year-over-year in all major categories, including a 15.7% increase in investment management income and a 70.3% increase in mortgage banking revenue. Net gains on securities sold contributed $752,000 to non-interest income in the quarter.
Non-Interest Expense
Non-interest expense of $11.0 million for the three months ended March 31, 2020 is an increase of 31.5% or $2.6 million compared to non-interest expense of $8.4 million for the same period in 2019. The year-to-year change was impacted primarily by charges taken to restructure interest rate swap positions, which totaled $1.8 million. Other period to period changes included employee expenses which increased $615,000 or 13.9% from the prior year, and furniture & equipment expense up $141,000 or 14.5%. The Company's efficiency ratio stood at 58.12% for the three months ended March 31, 2020, up from 50.45% for the same period in 2019. In the absence of the swap restructure charges, the non-GAAP efficiency ratio in the first quarter of 2020 would have been 48.49%.
Income Taxes
Income taxes on operating earnings were $1.2 million for the three months ended March 31, 2020, up $87,000 from the same period in 2019.
Investments
The Company's investment portfolio increased by $13.4 million between December 31, 2019 and March 31, 2020. As of March 31, 2020, mortgage-backed securities had a carrying value of $336.3 million and a fair value of $337.7 million. Of this total, securities with a fair value of $138.7 million or 41.1% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $199.0 million or 58.9% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $174,000 at March 31, 2020. This compares to $182,000 and $194,000, net of taxes, at December 31, 2019 and March 31, 2019, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2020 and 2019 and December 31, 2019.

Dollars in thousands	March 31, 2020	December 31, 2019	March 31, 2019
Securities available for sale
U.S. Government-sponsored agencies	$7,552	$7,398	$5,016
Mortgage-backed securities	285,152	326,617	315,423
State and political subdivisions	20,224	26,505	4,837
	$312,928	$360,520	$325,276
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,981	$32,840	$31,155
Mortgage-backed securities	51,142	14,431	17,560
State and political subdivisions	239,719	219,585	225,204
Corporate securities	14,750	14,750	7,300
	$341,592	$281,606	$281,219
Restricted equity securities
Federal Home Loan Bank Stock	$8,957	$7,945	$7,945
Federal Reserve Bank Stock	1,037	1,037	1,037
	$9,994	$8,982	$8,982
Total securities	$664,514	$651,108	$615,477

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2020. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	17,168	2.88%
Due after 10 years	7,552	2.99%	18,813	2.86%
Total	7,552	2.99%	35,981	2.87%
Mortgage-Backed Securities
Due in 1 year or less	66	3.43%	13	85.49%
Due in 1 to 5 years	26,159	2.82%	6,697	2.51%
Due in 5 to 10 years	55,420	2.85%	13,555	2.95%
Due after 10 years	203,507	2.68%	30,877	2.56%
Total	285,152	2.72%	51,142	2.68%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,318	5.53%
Due in 1 to 5 years	—	0.00%	16,407	5.67%
Due in 5 to 10 years	9,612	4.81%	143,314	4.54%
Due after 10 years	10,612	5.36%	78,680	4.23%
Total	20,224	5.10%	239,719	4.52%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	4,750	4.91%
Due in 5 to 10 years	—	0.00%	10,000	5.11%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	14,750	5.05%
	$312,928	2.88%	$341,592	4.09%
Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at March 31, 2020 amounted to $541,000, or 0.09% of the amortized cost of the total securities portfolio. At December 31, 2019, this amount was $1.1 million, or 0.18% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of March 31, 2020, the Company had temporarily impaired securities with a fair value of $29.9 million and unrealized losses of $541,000, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $7.4 million as of March 31, 2020, compared with $19.0 million at December 31, 2019. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2020:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$2,963	$(27)	$7,424	$(169)	$10,387	$(196)
State and political subdivisions	19,556	(345)	—	—	19,556	(345)
	$22,519	$(372)	$7,424	$(169)	$29,943	$(541)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2020, there were no unrealized losses on these securities compared to $128,000 unrealized losses as of December 31, 2019. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at March 31, 2020.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2020, there were $196,000 of unrealized losses on these securities compared with $849,000 at December 31, 2019. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2020 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2020. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2020, there were $345,000 of unrealized losses on these securities compared to $109,000 at December 31, 2019. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At March 31, 2020, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2020 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2020.
Corporate securities. As of March 31, 2020 and December 31, 2019, there were no unrealized losses on these securities. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2020, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2020, the Bank's investment in FHLB stock totaled $9.0 million. This compares to $7.9 million as of December 31, 2019 and March 31, 2019. FHLB stock is a non-

marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through March 31, 2020. The Company will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2020, the Bank had $561,000 in loans held for sale. This compares to $154,000 loans held for sale at December 31, 2019 and $436,000 in loans held for sale at March 31, 2019. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first three months of 2020, with total loans at $1.34 billion at March 31, 2020, up $47.1 million or 3.6% from total loans of $1.30 billion at December 31, 2019. Commercial loans increased $34.9 million or 5.5% between December 31, 2019 and March 31, 2020, municipal loans increased $2.2 million or 5.4%, residential term loans increased $8.5 million and home equity lines of credit decreased $1.7 million.
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
Commercial construction loans consist of loans to finance construction in a mix of owner- and non-owner occupied commercial real estate properties. Commercial construction loans typically have a construction phase of less than two years, followed by a repayment phase. Payment structures during the construction period are typically on an interest only basis, although principal payments may be established depending on the type of construction project being financed. During the construction phase, commercial construction loans are primarily paid by cash flow generated from the construction project or other operating cash flows from the borrower or guarantors, if applicable. At the end of the construction period, loan repayment typically comes from a third party source in the event that the Company will not be providing permanent term financing. Collateral valuation and loan-to-value guidelines follow those for commercial real estate loans.
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
Construction loans, both commercial and residential, at 30.6% of capital are well under the regulatory guidance of 100.0% of capital at March 31, 2020. Construction loans and non-owner-occupied commercial real estate loans are at 126.5% of total capital, well under the regulatory guidance of 300.0% of capital at March 31, 2020.
The following table summarizes the loan portfolio, by class, at March 31, 2020 and 2019 and December 31, 2019.

Dollars in thousands	March 31, 2020		December 31, 2019		March 31, 2019
Commercial
Real estate	$382,753	28.5%	$372,810	28.7%	$357,760	28.3%
Construction	43,913	3.3%	38,084	3.0%	34,231	2.7%
Other	237,896	17.7%	218,773	16.9%	205,462	16.2%
Municipal	43,537	3.2%	41,288	3.2%	54,246	4.3%
Residential
Term	500,971	37.3%	492,455	37.9%	474,241	37.5%
Construction	15,202	1.1%	14,813	1.2%	18,450	1.5%
Home equity line of credit	90,674	6.7%	92,349	7.1%	95,692	7.6%
Consumer	29,262	2.2%	26,503	2.0%	24,557	1.9%
Total loans	$1,344,208	100.0%	$1,297,075	100.0%	$1,264,639	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2020.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$380	$20,688	$37,819	$323,866	$382,753
Construction	253	7,125	2,333	34,202	43,913
Other	7,243	90,906	68,873	70,874	237,896
Municipal	24	24,123	11,165	8,225	43,537
Residential
Term	—	8,953	25,706	466,312	500,971
Construction	—	479	—	14,723	15,202
Home equity line of credit	24	827	466	89,357	90,674
Consumer	7,572	6,427	4,030	11,233	29,262
Total loans	$15,496	$159,528	$150,392	$1,018,792	$1,344,208

The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2020.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$190,716	14.2%	$192,037	14.3%	$382,753	28.5%
Construction	36,372	2.7%	7,541	0.6%	43,913	3.3%
Other	173,640	12.9%	64,256	4.8%	237,896	17.7%
Municipal	42,454	3.1%	1,083	0.1%	43,537	3.2%
Residential
Term	403,373	30.0%	97,598	7.3%	500,971	37.3%
Construction	15,202	1.0%	—	0.1%	15,202	1.1%
Home equity line of credit	1,817	0.1%	88,857	6.6%	90,674	6.7%
Consumer	22,194	1.7%	7,068	0.5%	29,262	2.2%
Total loans	$885,768	65.7%	$458,440	34.3%	$1,344,208	100.0%

Loan Concentrations
As of March 31, 2020, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.
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
Appropriateness of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the appropriateness of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The appropriateness of the allowance for loan losses is assessed by an allocation process whereby specific reserve allocations are made against certain adversely classified loans, and general reserve allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, are considered by Management in determining the appropriateness of the allowance for loan losses.
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

Commercial
Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate. Our process for evaluating commercial loans includes performing updates on loans that we have rated for credit risk. Our non-performing commercial loans are generally reviewed individually to determine impairment, accrual status, and the need for specific reserves. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors applied to the portfolio or segments of the portfolio may include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, the direction of risk rating movements, policy exception levels, and delinquency levels; these qualitative factors are also considered in connection with the unallocated portion of our allowance for loan losses.
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

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. In response to the consequences of COVID-19 we have increased the rigor and frequency of our loan portfolio monitoring and borrower contact, particularly within those industry groups thought to be most vulnerable, including the lodging, restaurant and hospitality sectors; as additional information becomes available, an increase to our Allowance for Loan Losses is likely. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan- specific or qualitative metrics the Company uses to estimate its allowance for loan losses.

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31,

2020, impaired loans with specific reserves totaled $4.7 million and the amount of such reserves was $1.0 million. This compares to impaired loans with specific reserves of $11.1 million at December 31, 2019 and the amount of such reserves was $2.2 million. Several impaired loans at December 31, 2019 were paid off during the quarter ended March 31, 2020, accounting for $6.8 million of the decrease in impaired loans and $1.2 million of the reduction in the specific reserve.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2020 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of March 31, 2020 and 2019 and December 31, 2019. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2020		December 31, 2019		March 31, 2019
Commercial
Real estate	$3,862	28.5%	$3,742	28.7%	$3,632	28.3%
Construction	424	3.3%	365	3.0%	325	2.7%
Other	2,427	17.7%	3,329	16.9%	3,430	16.2%
Municipal	29	3.2%	27	3.2%	25	4.3%
Residential
Term	1,226	37.2%	1,024	37.9%	1,114	37.5%
Construction	32	1.2%	25	1.2%	30	1.5%
Home equity line of credit	1,012	6.7%	1,078	7.1%	630	7.6%
Consumer	725	2.2%	867	2.0%	660	1.9%
Unallocated	2,121	—%	1,182	—%	1,644	—%
Total	$11,858	100.0%	$11,639	100.0%	$11,490	100.0%

The allowance for loan losses totaled $11.9 million at March 31, 2020, compared to $11.6 million as of December 31, 2019 and $11.5 million as of March 31, 2019. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $1.2 million in the first three months of 2020 from $2.2 million at December 31, 2019 to $1.0 million at March 31, 2020. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $84,000 in the first three months of 2020. The portion of the reserve based on qualitative factors increased $585,000 in the first three months of 2020 due to a mix of factors, including initial macroeconomic impacts of the COVID-19 pandemic. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the change in unallocated reserves from $1.2 million, or 10.2% of the total reserve at December 31, 2019, to $2.1 million, or 17.9% as of March 31, 2020, supports general imprecision related to portfolio growth and supports general economic uncertainty resulting from the COVID-19 pandemic. The beginnings of COVID-19's impact upon the economy are captured in several factors considered in the qualitative portion of the reserve, however the depth and duration of the economic impact is unknown. Consequently, it is likely that there are underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses, supporting an increase in the unallocated component.

A breakdown of the allowance for loan losses as of March 31, 2020, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$230	$687	$2,945	$—	$3,862
Construction	3	80	341	—	424
Other	172	426	1,829	—	2,427
Municipal	—	—	29	—	29
Residential
Term	233	300	693	—	1,226
Construction	—	10	22	—	32
Home equity line of credit	296	168	548	—	1,012
Consumer	58	228	439	—	725
Unallocated	—	—	—	2,121	2,121
	$992	$1,899	$6,846	$2,121	$11,858
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $400,000 for the first three months of 2020 and $375,000 the first three months of 2019. Net chargeoffs were $181,000 in the first three months of 2020, up from $117,000 in the first three months of 2019. Our allowance as a percentage of outstanding loans was 0.88% as of March 31, 2020, slightly down from 0.90% as of December 31, 2019, and down from 0.91% as of March 31, 2019.

The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019:

Dollars in thousands	March 31, 2020	December 31, 2019	March 31, 2019
Balance at the beginning of year	$11,639	$11,232	$11,232
Loans charged off:
Commercial
Real estate	—	89	—
Construction	—	—	—
Other	—	179	1
Municipal	—	—	—
Residential
Term	2	445	49
Construction	—	—	—
Home equity line of credit	153	69	38
Consumer	100	338	63
Total	255	1,120	151
Recoveries on loans previously charged off
Commercial
Real estate	—	15	8
Construction	—	—	—
Other	20	73	1
Municipal	—	—	—
Residential
Term	10	57	3
Construction	—	—	—
Home equity line of credit	1	4	1
Consumer	43	128	21
Total	74	277	34
Net loans charged off	181	843	117
Provision for loan losses	400	1,250	375
Balance at end of period	$11,858	$11,639	$11,490
Ratio of net loans charged off to average loans outstanding[1]	0.05%	0.07%	0.04%
Ratio of allowance for loan losses to total loans outstanding	0.88%	0.90%	0.91%
1 Annualized using a 366-day basis for 2020 and a 365-day basis for 2019.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.75% at March 31, 2020 compared to 1.28% at December 31, 2019 and 1.09% at March 31, 2019. The following table shows the distribution of nonperforming loans by class as of March 31, 2020 and 2019 and December 31, 2019:

Dollars in thousands	March 31, 2020	December 31, 2019	March 31, 2019
Commercial
Real estate	$1,748	$1,784	$1,468
Construction	246	256	286
Other	457	6,534	7,067
Municipal	—	—	—
Residential
Term	5,615	5,899	4,211
Construction	—	—	—
Home equity line of credit	1,916	2,171	702
Consumer	66	5	2
Total nonperforming loans	$10,048	$16,649	$13,736
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2020, loans 90 or more days past due and still accruing interest totaled $3.8 million, compared to $1.6 million at December 31, 2019 and $4,000 at March 31, 2019. The year-to-date increase in loans 90 days or more past due and still accruing as of March 31, 2020, was due primarily to one loan in the amount of $1.9 million.

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
As of March 31, 2020, we had 81 loans with a balance of $15.0 million that have been restructured. This compares to 81 loans with a balance of $21.4 million and 80 loans with a balance of $25.4 million classified as TDRs as of December 31, 2019 and March 31, 2019, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2019 and March 31, 2020:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2019	81	$21,424
Added in 2020	2	190
Loans paid off in 2020	(2)	(6,234)
Repayments in 2020	—	(412)
Total at March 31, 2020	81	$14,968

As of March 31, 2020, 50 loans with an aggregate balance of $10.7 million were performing under the modified terms, seven loans with an aggregate balance of $1.7 million were more than 30 days past due and accruing and 24 loans with an aggregate balance of $2.5 million were on nonaccrual. As a percentage of aggregate outstanding balance, 71.5% were performing under the modified terms, 11.6% were more than 30 days past due and accruing and 16.9% were on nonaccrual. The performance status of all TDRs as of March 31, 2020, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$3,857	$618	$213	$4,688
Construction	701	—	—	701
Other	239	293	247	779
Municipal	—	—	—	—
Residential
Term	5,600	823	1,898	8,321
Construction	—	—	—	—
Home equity line of credit	312	—	167	479
Consumer	—	—	—	—
	$10,709	$1,734	$2,525	$14,968
Percent of balance	71.5%	11.6%	16.9%	100.0%
Number of loans	50	7	24	81
Associated specific reserve	$314.6	$0.4	$241	$556

Residential TDRs (including home equity lines of credit) as of March 31, 2020 included 57 loans with an aggregate balance of $8.8 million, and the modifications granted fell into five major categories. Loans totaling $5.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.1 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $498,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Rate concessions were granted on loans totaling $1.8 million. Loans with an aggregate balance of $1.0 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of March 31, 2020 were comprised of 24 loans with a balance of $6.2 million. Of this total, six loans with an aggregate balance of $1.4 million had an extended period of interest-only payments, deferring the start of principal repayment. Three loans with an aggregate balance of $1.6 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Eight loans with an aggregate balance of $1.1 million had a deferral of payment. The remaining seven loans with an aggregate balance of $2.1 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of March 31, 2020, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.0 million. There were also 24 loans with an outstanding balance of $2.5 million that were classified as TDRs and on non-accrual status, of which two loans with an outstanding balance of $350,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $22.5 million at March 31, 2020, and have decreased $6.8 million from December 31, 2019. There were 151 impaired loans at March 31, 2020 up from 150 loans at December 31, 2019. Impaired commercial loans decreased $6.2 million between December 31, 2019 and March 31, 2020. The specific allowance for impaired commercial loans decreased from $1.5 million at December 31, 2019 to $405,000 as of March 31, 2020, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2019 to March 31, 2020, impaired residential loans decreased $401,000 and impaired home equity lines of credit decreased $260,000.
The following table sets forth impaired loans as of March 31, 2020 and 2019 and December 31, 2019:

Dollars in thousands	March 31, 2020	December 31, 2019	March 31, 2019
Commercial
Real estate	$6,223	$6,309	$9,957
Construction	947	958	1,007
Other	990	7,075	7,653
Municipal	—	—	—
Residential
Term	12,038	12,439	10,919
Construction	—	—	—
Home equity line of credit	2,228	2,488	1,030
Consumer	67	5	2
Total	$22,493	$29,274	$30,568
Past Due Loans
The Bank's overall loan delinquency ratio was 1.62% at March 31, 2020 compared to 1.16% at December 31, 2019 and 0.89% at March 31, 2019. Loans 90 days delinquent and accruing increased from $1,560,000 at December 31, 2019 to $3,770,000 as of March 31, 2020 due primarily to one loan in the amount of $1.9 million. The following table sets forth loan delinquencies as of March 31, 2020 and 2019 and December 31, 2019:

Dollars in thousands	March 31, 2020	December 31, 2019	March 31, 2019
Commercial
Real estate	$4,234	$1,774	$1,728
Construction	305	271	333
Other	5,868	5,028	1,030
Municipal	—	—	—
Residential
Term	7,761	4,640	5,246
Construction	—	—	—
Home equity line of credit	3,311	2,957	2,365
Consumer	350	347	578
Total	$21,829	$15,017	$11,280
Loans 30-89 days past due to total loans	0.86%	0.63%	0.65%
Loans 90+ days past due and accruing to total loans	0.28%	0.12%	0.00%
Loans 90+ days past due on non-accrual to total loans	0.49%	0.40%	0.24%
Total past due loans to total loans	1.62%	1.16%	0.89%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2020, there were eleven potential problem loans with a balance of $1.9 million or 0.14% of total loans. This compares to nine loans with a balance of $1.3 million or 0.10% of total loans at December 31, 2019.
As of March 31, 2020, there were 17 loans in the process of foreclosure with a total balance of $3.0 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
The Bank’s written policies and procedures for foreclosures, along with implementation of same, are subject to annual review by its internal audit provider.  The scope of this review includes loans held in portfolio and loans serviced for others.  There were no issues requiring management attention in the most recent review.  Servicing for others includes loans sold to Freddie Mac, Fannie Mae, and the Federal Home Loan Bank of Boston through its Mortgage Partnership Finance (MPF) program.  The Bank follows the published guidelines of each investor.  Loans serviced for Freddie Mac and Fannie Mae have been sold without recourse, and the Bank has no liability for these loans in the event of foreclosure.  A de minimis volume of loans has been sold to and serviced for MPF to date.  The Bank retains a second loss layer credit enhancement obligation; no losses have been recorded on this credit enhancement obligation since the Bank started selling loans to MPF in 2013.

COVID-19 Impact on Loan Portfolio
The Company is actively working with borrowers impacted by the COVID-19 outbreak. As of May 8, 2020 a total of 747 loan modification requests have been completed in conformance with inter-agency guidance issued in March, representing $201.7 million in loan balances, or approximately 15.0% of the overall loan portfolio. First National Bank is a designated SBA preferred lender and has processed 1,445 Paycheck Protection Program loan requests totaling $105.4 million in funds disbursed to qualified small businesses to date. At this point in time the impact of the consequences of COVID-19 upon borrowers and ultimately the Company's loan portfolio metrics cannot be reasonably estimated or ascertained. The State of Maine, where most of the Bank's customers reside and/or operate has issued guidelines for a gradual re-opening of the economy, however, the guidelines are fluid and as of this writing maintain limits on public gatherings above certain size limits. Also unknown is the willingness of the general public to participate in the typical activities of a summer and fall tourism season even if business operations were allowed to return to normal.
As of March 31, 2020 approximately 8.5% of the Company’s loan portfolio consisted of hospitality or restaurant industry borrowers, considered amongst the most impacted by COVID-19. Stress testing of credits and frequent contact with borrowers is ongoing in these segments. To date 42 COVID-19 related loan modifications have been completed within the hospitality and restaurant segments representing $48.5 million in loan balances, or 42.6% of total hospitality and restaurant industry loans.
The Company is also actively monitoring activity on open credit lines. The utilization rate of commercial credit lines increased from an average of 55.6% in the first quarter of 2019 to an average of 61.5% in the first quarter of 2020; average utilization of home equity credit lines decreased slightly from 52.3% to 51.6% over these same periods. There was no meaningful variance in the month-end March 2020 utilization rates from the first quarter 2020 average in either commercial or home equity lines.

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2020 there were three properties owned with an OREO balance of $316,000, compared to December 31, 2019 when there were two properties owned with an OREO balance of $279,000 and March 31, 2019 when there were five properties owned with an OREO balance of $584,000. There were no allowance losses in any period.
The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2020	December 31, 2019	March 31, 2019
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	316	279	584
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$316	$279	$584
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$—	$—	$—
Net Value
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	316	279	584
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$316	$279	$584
Liquidity Management
As of March 31, 2020, the Bank had primary sources of liquidity of $844.3 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $349.7 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 79.7% of total average assets in the first three months of 2020. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first three months of 2020, total deposits decreased by $5.9 million or 0.4% from December 31, 2019 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $27.0 million or 3.4% in the first three months of 2020, money market deposits increased $184,000 or 0.1%, and certificates of deposit increased $21.0 million or 3.0%. Between March 31, 2019 and March 31, 2020, total deposits increased by $37.7 million or 2.3%. Low-cost deposits increased by $15.8 million or 2.1%, money market accounts increased $23.5 million or 17.1%, and certificates of deposit decreased $1.5 million or 0.2%. The decrease in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2020, borrowed funds increased $63.1 million or 34.1% from December 31, 2019. Between March 31, 2019 and March 31, 2020, borrowed funds increased by $77.6 million or 45.5%. Lower interest rates on borrowings resulted in borrowed funds becoming the favored vehicle to support earning asset growth.
Shareholders' Equity
Shareholders' equity as of March 31, 2020 was $215.3 million, compared to $212.5 million as of December 31, 2019 and $197.8 million as of March 31, 2019. The Company's earnings in the first three months of 2020, net of dividends declared, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" now stands at $7.9 million as of March 31, 2020 compared to $3.7 million as of December 31, 2019. The net unrealized loss on cash flow hedging derivative instruments now stands at $4.8 million, compared to the $97,000 gain as of December 31, 2019.
A cash dividend of $0.30 per share was declared in the first quarter of 2020. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 50.00% for the first three months of 2020 compared to 50.88% for the same period in 2019. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2020 is this year's net income plus $26.1 million.
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
The Company met each of the well-capitalized ratio guidelines at March 31, 2020. The following tables indicate the capital ratios for the Bank and the Company at March 31, 2020 and December 31, 2019.

As of March 31, 2020	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.74%	14.06%	14.06%	14.99%
Company	8.78%	14.16%	14.16%	15.08%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2019	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.84%	14.25%	14.25%	15.19%
Company	8.88%	14.34%	14.34%	15.27%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

During the first quarter of 2020, the Bank took advantage of market opportunities to restructure several interest rate swap positions and extend funding at favorable interest rates. At March 31, 2020, the Bank had nine outstanding off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $220.0 million and an unrealized loss of $4.8 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At March 31, 2020, the Bank's derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the two contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of March 31, 2020, the Bank had customer loan swap contracts in place with a total notional value of $32.6 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2020:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$248,040	$182,937	$10,000	$55,103	$—
Operating leases	66	16	33	17	—
Certificates of deposit	710,938	510,070	138,949	61,919	—
Total	$959,044	$693,023	$148,982	$117,039	$—
Total loan commitments and unused lines of credit	$183,049	$183,049	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2020 was -5.08% of total assets compared to -5.96% of total assets at December 31, 2019. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2020, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$76,340	$125,844	$255,451	$196,885
Restricted stock, at cost	8,957	—	—	1,037
Loans held for sale	—	—	—	561
Loans	422,729	195,264	537,612	188,603
Other interest-earning assets	—	24,275	—	—
Non-rate-sensitive assets	14,331	—	—	88,507
Total assets	522,357	345,383	793,063	475,593
Interest-bearing deposits	521,333	267,409	201,441	539,462
Borrowed funds	145,000	35,000	30,103	—
Non-rate-sensitive liabilities and equity	1,900	5,700	34,100	354,948
Total liabilities and equity	668,233	308,109	265,644	894,410
Period gap	$(145,876)	$37,274	$527,419	$(418,817)
Percent of total assets	(6.83)%	1.74%	24.69%	(19.60)%
Cumulative gap (current)	$(145,876)	$(108,602)	$418,817	$—
Percent of total assets	(6.83)%	(5.08)%	19.60%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.6% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 1.0% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 3.2% in a falling-rate scenario, and lower than that earned in a stable rate environment by 5.7% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2020 and December 31, 2019 is presented in the following table:

Changes in Net Interest Income	March 31, 2020	December 31, 2019
Year 1
Projected change if rates decrease by 1.0%	-0.6%	0.2%
Projected change if rates increase by 2.0%	-1.0%	-4.3%
Year 2
Projected change if rates decrease by 1.0%	-3.2%	-0.9%
Projected change if rates increase by 2.0%	-5.7%	-10.1%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2020, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2020, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. In response the the COVID-19 pandemic, the Federal Open Market Committee in March 2020 lowered its short-term benchmark interest rate by 150 basis points to a range of 0.00% to 0.25%. Management expects that short-term interest rates are likely to remain in this range for at least the next several quarters, and believes that the current level of interest rate risk is acceptable.
Cessation of LIBOR
The Company is aware that LIBOR may no longer be published after December 31, 2021. The International Swap and Derivatives Association ("ISDA"), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and replacement rates, including having replacement rates in place before the possible cessation of LIBOR at the end of 2021, and has committed to providing more definitive recommendations later in 2020. The Company intends to continue to monitor these developments closely and expects to pursue the steps ultimately recommended by ISDA to provide for an orderly transition to a post-LIBOR environment. Of the interest rate swap contracts the Bank has in place as of March 31, 2020, two contracts carrying a total notional amount of $50 million are set to mature prior to December 31, 2021; seven contracts with a total notional amount of $170 million have maturity dates beyond December 31, 2021. The two customer loan swap contracts have maturity dates of December 19, 2029 and October 1, 2039.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2020, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

The Company's Form 10-K for the year ended December 31, 2019 provides information on risk factors at that time and mentions the potential economic consequences associated with the COVID-19 outbreak. Since the 10-K was published, the COVID-19 outbreak has evolved into a worldwide pandemic with a myriad of adverse impacts upon society as a whole. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, Federal, State and Local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate.
The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operations. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees contracting COVID-19

•	unavailability of key personnel necessary to conduct our business activities

•	disruption resulting from having a majority of employees work remotely

•	sustained closures of our branch lobbies

•	declines in demand for loans and other banking services

•	reduced consumer spending due to job losses or other impacts of the virus

•	adverse conditions in financial markets may have a negative impact on our investment portfolio

•	decline in credit quality of our loan portfolio leading to increased provisions for loan losses

•	declines in the value of loan collateral, including residential and commercial real estate

•	decline in the liquidity of borrowers and guarantors impairing their ability to honor financial commitments

•	actions of governmental entities to limit business activities

The significant contribution of tourism to the State of Maine's overall economy, and the Company's primary market areas in particular, may result in a disproportionate effect relative to other regions. These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the three months ended March 31, 2020:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2020	3,491	29.33	—	—
February 2020	1,806	28.47	—	—
March 2020	—	—	—	—
	5,297	$28.83	—	—

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
Exhibit 23.1 Consent of Independent Registered Public Accounting firm on Form 10-K filed on March 6, 2020.
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

Date: May 8, 2020

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: May 8, 2020