Form 10-Q
period 2020-06-30
First Bancorp, Inc /ME/
filed 2020-08-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2020
Common Stock: 10,939,909 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarter ended June 30,
except for per share amounts	2020	2019	2020	2019
Summary of Operations
Interest Income	$39,480	$39,090	$18,786	$19,822
Interest Expense	10,071	13,241	4,295	6,872
Net Interest Income	29,409	25,849	14,491	12,950
Provision for Loan Losses	2,750	625	2,350	250
Non-Interest Income	8,822	6,749	4,601	3,605
Non-Interest Expense	19,960	17,128	8,917	8,730
Net Income	13,064	12,551	6,569	6,395
Per Common Share Data
Basic Earnings per Share	$1.20	$1.16	$0.61	$0.59
Diluted Earnings per Share	1.20	1.15	0.60	0.59
Cash Dividends Declared	0.61	0.59	0.31	0.30
Book Value per Common Share	19.81	18.79	19.81	18.79
Tangible Book Value per Common Share[2]	17.07	16.04	17.07	16.04
Market Value	21.70	26.85	21.70	26.85
Financial Ratios
Return on Average Equity[1]	12.07%	12.76%	12.11%	12.74%
Return on Average Tangible Common Equity[1,2]	13.99%	15.03%	14.03%	14.96%
Return on Average Assets[1]	1.21%	1.27%	1.18%	1.28%
Average Equity to Average Assets	10.02%	9.99%	9.75%	10.07%
Average Tangible Equity to Average Assets[2]	8.64%	8.48%	8.41%	8.58%
Net Interest Margin Tax-Equivalent[1,2]	2.99%	2.90%	2.86%	2.88%
Dividend Payout Ratio	50.83%	50.86%	50.82%	50.85%
Allowance for Loan Losses/Total Loans	0.97%	0.92%	0.97%	0.92%
Non-Performing Loans to Total Loans	0.57%	1.23%	0.57%	1.23%
Non-Performing Assets to Total Assets	0.41%	0.83%	0.41%	0.83%
Efficiency Ratio[2]	52.13%	50.63%	46.23%	50.80%
At Period End
Total Assets	$2,267,124	$1,998,699	$2,267,124	$1,998,699
Total Loans	1,451,623	1,249,132	1,451,623	1,249,132
Total Investment Securities	664,007	634,079	664,007	634,079
Total Deposits	1,740,121	1,592,956	1,740,121	1,592,956
Total Shareholders' Equity	216,584	204,593	216,584	204,593
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2020 and 2019 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
August 7, 2020

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2020	December 31, 2019	June 30, 2019
Assets
Cash and cash equivalents	$22,143,000	$14,433,000	$16,918,000
Interest bearing deposits in other banks	21,907,000	11,310,000	917,000
Securities available for sale	311,500,000	360,520,000	322,570,000
Securities to be held to maturity (fair value of $352,225,000 at June 30, 2020, $287,045,000 at December 31, 2019 and $308,075,000 at June 30, 2019)	341,962,000	281,606,000	302,527,000
Restricted equity securities, at cost	10,545,000	8,982,000	8,982,000
Loans held for sale	4,950,000	154,000	—
Loans	1,451,623,000	1,297,075,000	1,249,132,000
Less allowance for loan losses	14,110,000	11,639,000	11,471,000
Net loans	1,437,513,000	1,285,436,000	1,237,661,000
Accrued interest receivable	11,055,000	7,167,000	9,966,000
Premises and equipment, net	20,712,000	21,305,000	21,045,000
Other real estate owned	851,000	279,000	289,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	54,181,000	47,799,000	48,019,000
Total assets	$2,267,124,000	$2,068,796,000	$1,998,699,000
Liabilities
Demand deposits	$217,377,000	$169,777,000	$147,771,000
NOW deposits	432,407,000	393,569,000	363,092,000
Money market deposits	169,984,000	161,000,000	128,180,000
Savings deposits	263,720,000	236,141,000	236,915,000
Certificates of deposit	656,633,000	689,979,000	716,998,000
Total deposits	1,740,121,000	1,650,466,000	1,592,956,000
Borrowed funds – short term	223,703,000	174,850,000	171,749,000
Borrowed funds – long term	55,102,000	10,105,000	10,109,000
Other liabilities	31,614,000	20,867,000	19,292,000
Total liabilities	2,050,540,000	1,856,288,000	1,794,106,000
Shareholders' equity
Common stock, one cent par value per share	109,000	109,000	109,000
Additional paid-in capital	64,601,000	63,964,000	63,319,000
Retained earnings	151,083,000	144,839,000	138,493,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available for sale	7,100,000	3,657,000	2,750,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(146,000)	(182,000)	(190,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(6,187,000)	97,000	75,000
Net unrealized gain on postretirement costs	24,000	24,000	37,000
Total shareholders' equity	216,584,000	212,508,000	204,593,000
Total liabilities & shareholders' equity	$2,267,124,000	$2,068,796,000	$1,998,699,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,933,428	10,899,210	10,890,236
Book value per common share	$19.81	$19.50	$18.79
Tangible book value per common share	$17.07	$16.75	$16.04
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarter ended June 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans (includes tax-exempt income of $608,000 YTD June 30, 2020 and $705,000 YTD June 30, 2019)	$30,015,000	$29,457,000	$14,159,000	$14,900,000
Interest on deposits with other banks	79,000	97,000	5,000	29,000
Interest and dividends on investments (includes tax-exempt income of $3,733,000 YTD June 30, 2020 and $3,625,000 YTD June 30, 2019)	9,386,000	9,536,000	4,622,000	4,893,000
Total interest income	39,480,000	39,090,000	18,786,000	19,822,000
Interest expense
Interest on deposits	8,747,000	11,756,000	3,561,000	6,179,000
Interest on borrowed funds	1,324,000	1,485,000	734,000	693,000
Total interest expense	10,071,000	13,241,000	4,295,000	6,872,000
Net interest income	29,409,000	25,849,000	14,491,000	12,950,000
Provision for loan losses	2,750,000	625,000	2,350,000	250,000
Net interest income after provision for loan losses	26,659,000	25,224,000	12,141,000	12,700,000
Non-interest income
Investment management and fiduciary income	1,803,000	1,637,000	909,000	864,000
Service charges on deposit accounts	882,000	1,170,000	305,000	609,000
Net securities gains	1,179,000	—	427,000	—
Mortgage origination and servicing income, net of amortization	1,888,000	651,000	1,384,000	355,000
Other operating income	3,070,000	3,291,000	1,576,000	1,777,000
Total non-interest income	8,822,000	6,749,000	4,601,000	3,605,000
Non-interest expense
Salaries and employee benefits	9,687,000	8,833,000	4,662,000	4,423,000
Occupancy expense	1,408,000	1,287,000	695,000	635,000
Furniture and equipment expense	2,254,000	2,000,000	1,138,000	1,025,000
FDIC insurance premiums	359,000	439,000	186,000	231,000
Amortization of identified intangibles	22,000	22,000	11,000	11,000
Other operating expense	6,230,000	4,547,000	2,225,000	2,405,000
Total non-interest expense	19,960,000	17,128,000	8,917,000	8,730,000
Income before income taxes	15,521,000	14,845,000	7,825,000	7,575,000
Income tax expense	2,457,000	2,294,000	1,256,000	1,180,000
NET INCOME	$13,064,000	$12,551,000	$6,569,000	$6,395,000
Basic earnings per common share	$1.20	$1.16	$0.61	$0.59
Diluted earnings per common share	$1.20	$1.15	$0.60	$0.59
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	$3,443,000	$7,801,000	$(790,000)	$4,289,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of amortization	36,000	7,000	28,000	4,000
Net unrealized loss on cash flow hedging derivative instruments	(6,284,000)	(1,363,000)	(1,414,000)	(898,000)
Other comprehensive gain (loss)	(2,805,000)	6,445,000	(2,176,000)	3,395,000
Comprehensive income	$10,259,000	$18,996,000	$4,393,000	$9,790,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
Net income	—	—	12,551,000	—	12,551,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	7,801,000	7,801,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(1,363,000)	(1,363,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	7,000	7,000
Comprehensive income	—	—	12,551,000	6,445,000	18,996,000
Cash dividends declared ($0.59 per share)	—	—	(6,424,000)	—	(6,424,000)
Equity compensation expense	—	244,000	—	—	244,000
Payment to repurchase common stock	(4,104)	—	(94,000)		(94,000)
Issuance of restricted stock	19,087	—	—	—	—
Proceeds from sale of common stock	12,602	329,000	—	—	329,000
Balance at June 30, 2019	10,890,236	$63,428,000	$138,493,000	$2,672,000	$204,593,000

Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
Net income	—	—	13,064,000	—	13,064,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	3,443,000	3,443,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(6,284,000)	(6,284,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	36,000	36,000
Comprehensive income (loss)	—	—	13,064,000	(2,805,000)	10,259,000
Cash dividends declared ($0.61 per share)	—	—	(6,666,000)	—	(6,666,000)
Equity compensation expense	—	312,000	—	—	312,000
Payment to repurchase common stock	(5,297)	—	(154,000)	—	(154,000)
Issuance of restricted stock	25,845	—	—	—	—
Proceeds from sale of common stock	13,670	325,000	—	—	325,000
Balance at June 30, 2020	10,933,428	$64,710,000	$151,083,000	$791,000	$216,584,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net income	$13,064,000	$12,551,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,071,000	898,000
Change in deferred taxes	(412,000)	151,000
Provision for loan losses	2,750,000	625,000
Loans originated for resale	(51,496,000)	(5,316,000)
Proceeds from sales and transfers of loans	47,660,000	5,507,000
Net gain on sales of loans	(960,000)	(191,000)
Net gain on sale or call of securities	(1,179,000)	—
Net amortization of premiums on investments	831,000	506,000
Net gain on sale of other real estate owned	29,000	(107,000)
Equity compensation expense	312,000	244,000
Net increase in other assets and accrued interest	(17,880,000)	(10,606,000)
Net increase in other liabilities	11,264,000	1,599,000
Net (gain) loss on disposal of premises and equipment	(3,000)	333,000
Amortization of investment in limited partnership	156,000	154,000
Net acquisition amortization	22,000	22,000
Net cash provided by operating activities	5,229,000	6,370,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(10,597,000)	11,162,000
Proceeds from sales of securities available for sale	70,869,000	—
Proceeds from maturities, payments and calls of securities available for sale	49,294,000	25,801,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	47,754,000	6,534,000
Proceeds from sales of other real estate owned	193,000	402,000
Purchases of securities available for sale	(66,660,000)	(21,646,000)
Purchases of securities to be held to maturity	(107,842,000)	(53,329,000)
Redemption of restricted equity securities	—	2,604,000
Purchase of restricted equity securities	(1,563,000)	—
Net increase in loans	(155,621,000)	(11,235,000)
Capital expenditures	(475,000)	(220,000)
Net cash used by investing activities	(174,648,000)	(39,927,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	123,001,000	(59,718,000)
Net increase (decrease) in certificates of deposit	(33,346,000)	125,589,000
Net increase in short-term borrowings	48,853,000	—
Advances on long-term borrowings	44,997,000	—
Repayment on long-term borrowings	—	(28,459,000)
Payment to repurchase common stock	(154,000)	(94,000)
Proceeds from sale of common stock	325,000	329,000
Dividends paid	(6,547,000)	(6,306,000)
Net cash provided by financing activities	177,129,000	31,341,000
Net increase (decrease) in cash and cash equivalents	7,710,000	(2,216,000)
Cash and cash equivalents at beginning of period	14,433,000	19,134,000
Cash and cash equivalents at end of period	$22,143,000	$16,918,000
Interest paid	$10,317,000	$13,018,000
Income taxes paid	2,261,000	2,090,000
Non-cash transactions
Net transfer from loans to other real estate owned	$794,000	$—
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

Risks and Uncertainties
The impact of the coronavirus disease (COVID-19) continues to cause disruption and uncertainty in the local, national, and world economies. To curtail spread of the virus, governments at all levels have encouraged social distancing and many have imposed restrictions on travel and group meetings, and/or mandated shut-downs of all but essential businesses. The pace of re-opening varies across the United States, and certain locations have reimposed restrictions after experiencing increases in infection rates. Much of the unprecedented uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any government actions to mitigate them initially experienced in the first quarter of 2020 has continued in the second quarter and early stages of the the third quarter.
The Company’s business, financial condition and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The Bank's primary market is the State of Maine, which relies upon tourism for a significant percentage of its economic activity. COVID-19 is expected to adversely impact the tourism industry to a greater degree than other industries, however, it remains the case that an assessment of the impact cannot be completed with a high degree of certainty at this time. In addition to loans, demand for other products and services could be impacted by COVID-19. Depositors and other funding sources may be unwilling to renew certificates of deposit or other types of funding, or may only be willing to do so on terms, including higher interest rates, that are materially less favorable than the Bank has experienced in the recent past. Certain fee based activities such as service charges, interchange revenues, and wealth management activity, could be impacted due to lower activity or market declines. Accordingly, while management expects this matter to likely have a negative financial impact on the Company's financial position and results of future operations, such potential impact cannot be reasonably estimated as of the date of this report, August 7, 2020.

Subsequent Events
Events occurring subsequent to June 30, 2020, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$15,500,000	$68,000	$(12,000)	$15,556,000
Mortgage-backed securities	267,805,000	7,937,000	(251,000)	275,491,000
State and political subdivisions	19,208,000	1,245,000	—	20,453,000
	$302,513,000	$9,250,000	$(263,000)	$311,500,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$31,144,000	$177,000	$—	$31,321,000
Mortgage-backed securities	50,983,000	1,089,000	(52,000)	52,020,000
State and political subdivisions	245,085,000	8,492,000	(32,000)	253,545,000
Corporate securities	14,750,000	589,000	—	15,339,000
	$341,962,000	$10,347,000	$(84,000)	$352,225,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,508,000	$—	$—	$9,508,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,545,000	$—	$—	$10,545,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$7,500,000	$—	$(102,000)	$7,398,000
Mortgage-backed securities	323,277,000	4,173,000	(833,000)	326,617,000
State and political subdivisions	25,113,000	1,392,000	—	26,505,000
	$355,890,000	$5,565,000	$(935,000)	$360,520,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$32,840,000	$47,000	$(26,000)	$32,861,000
Mortgage-backed securities	14,431,000	450,000	(16,000)	14,865,000
State and political subdivisions	219,585,000	4,936,000	(109,000)	224,412,000
Corporate securities	14,750,000	157,000	—	14,907,000
	$281,606,000	$5,590,000	$(151,000)	$287,045,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$5,000,000	$12,000	$—	$5,012,000
Mortgage-backed securities	309,133,000	4,249,000	(757,000)	312,625,000
State and political subdivisions	4,955,000	14,000	(36,000)	4,933,000
	$319,088,000	$4,275,000	$(793,000)	$322,570,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,995,000	$88,000	$—	$36,083,000
Mortgage-backed securities	16,569,000	500,000	(33,000)	17,036,000
State and political subdivisions	236,213,000	5,331,000	(460,000)	241,084,000
Corporate securities	13,750,000	122,000	—	13,872,000
	$302,527,000	$6,041,000	$(493,000)	$308,075,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

The following table summarizes the contractual maturities of investment securities at June 30, 2020:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$584,000	$573,000	$1,860,000	$1,863,000
Due in 1 to 5 years	26,736,000	27,310,000	32,303,000	33,367,000
Due in 5 to 10 years	63,422,000	65,575,000	179,877,000	185,994,000
Due after 10 years	211,771,000	218,042,000	127,922,000	131,001,000
	$302,513,000	$311,500,000	$341,962,000	$352,225,000

The following table summarizes the contractual maturities of investment securities at December 31, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$127,000	$127,000	$1,334,000	$1,338,000
Due in 1 to 5 years	36,534,000	36,778,000	25,860,000	26,323,000
Due in 5 to 10 years	93,134,000	95,014,000	179,133,000	182,834,000
Due after 10 years	226,095,000	228,601,000	75,279,000	76,550,000
	$355,890,000	$360,520,000	$281,606,000	$287,045,000

The following table summarizes the contractual maturities of investment securities at June 30, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$268,000	$269,000	$1,337,000	$1,339,000
Due in 1 to 5 years	21,771,000	21,976,000	21,857,000	22,026,000
Due in 5 to 10 years	102,117,000	104,238,000	186,409,000	189,984,000
Due after 10 years	194,932,000	196,087,000	92,924,000	94,726,000
	$319,088,000	$322,570,000	$302,527,000	$308,075,000
At June 30, 2020, securities with a fair value of $245,917,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $214,173,000 as of December 31, 2019 and $190,725,000 at June 30, 2019, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,		For the quarter ended June 30,
	2020	2019	2020	2019
Proceeds from sales of securities	$79,469,000	$—	$10,849,000	$—
Gross realized gains	1,526,000	—	428,000	—
Gross realized losses	(347,000)	—	(1,000)	—
Net gain	$1,179,000	$—	$427,000	$—
Related income taxes	$248,000	$—	$90,000	$—

Sales include 28 municipal securities sold in the second quarter of 2020 that had been designated as Held to Maturity. Proceeds from these sales totaled $8,600,000 against a cumulative book value of $8,313,000 resulting in a net realized gain of $268,000. The economic potential impact of COVID-19 is considered to be an isolated and unusual event that could not be reasonably anticipated as outlined in Accounting Standards Codification (ASC) Section 320-10-25. Management conducted a review of its municipal bond portfolio in conjunction with risk mitigation efforts related to the onset of the COVID-19 virus; the intent of the review was to identify investment exposures with lower relative credit ratings, locales with perceived above average economic risk, municipal entities with reliance upon sales tax or income tax revenue, or any combination of these factors. Each of the sold positions met one or more of the criteria.
Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2020, there were 52 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 11 had been temporarily impaired for 12 months or more. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of June 30, 2020 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,988,000	$(12,000)	$—	$—	$7,988,000	$(12,000)
Mortgage-backed securities	28,116,000	(160,000)	4,771,000	(143,000)	32,887,000	(303,000)
State and political subdivisions	7,623,000	(32,000)	—	—	7,623,000	(32,000)
	$43,727,000	$(204,000)	$4,771,000	$(143,000)	$48,498,000	$(347,000)

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

As of June 30, 2019, there were 133 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 127 had been temporarily impaired for 12 months or more. In the first quarter of 2019, one issuer of securities held in the portfolio was downgraded by a rating agency to less than investment grade. These securities totaled approximately 0.06% of overall state and municipal security holdings and were subsequently sold during the third quarter 2019.
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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $146,000, net of tax, at June 30, 2020. This compares to $182,000 and $190,000, net of taxes, at December 31, 2019 and June 30, 2019, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of June 30, 2020 and 2019, and December 31, 2019, the Bank's investment in FHLB stock totaled $9,508,000, $7,945,000 and $7,945,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2020. The Company will continue to monitor its investment in FHLB stock.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of June 30, 2020 and 2019 and at December 31, 2019:

	June 30, 2020		December 31, 2019		June 30, 2019
Commercial
Real estate	$397,155,000	27.4%	$372,810,000	28.7%	$359,581,000	28.8%
Construction	47,169,000	3.2%	38,084,000	3.0%	32,785,000	2.6%
Other	327,967,000	22.6%	218,773,000	16.9%	205,910,000	16.5%
Municipal	49,644,000	3.4%	41,288,000	3.2%	36,113,000	2.9%
Residential
Term	499,693,000	34.4%	492,455,000	37.9%	481,349,000	38.5%
Construction	14,707,000	1.1%	14,813,000	1.2%	13,239,000	1.1%
Home equity line of credit	87,019,000	6.0%	92,349,000	7.1%	94,763,000	7.6%
Consumer	28,269,000	1.9%	26,503,000	2.0%	25,392,000	2.0%
Total	$1,451,623,000	100.0%	$1,297,075,000	100.0%	$1,249,132,000	100.0%
Loan balances include net deferred loan costs of $4,866,000 as of June 30, 2020, $7,419,000 as of December 31, 2019, and $7,124,000 as of June 30, 2019. The decrease in net deferred loan costs year-over-year and year-to-date is attributable to PPP loans originated during the second quarter of 2020. These loans generated gross origination fee income of $3,730,000 and deferred loan costs of $283,000; during the quarter a net of $356,000 was recognized in interest income. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $399,525,000 at June 30, 2020, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $296,871,000 at December 31, 2019, and $312,568,000 at June 30, 2019. In addition, commercial, construction and home equity loans totaling $264,343,000 at June 30, 2020, $240,133,000 at December 31, 2019, and $239,481,000 at June 30, 2019, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2020, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$134,000	$76,000	$1,048,000	$1,258,000	$395,897,000	$397,155,000	$—
Construction	—	—	—	—	47,169,000	47,169,000	—
Other	172,000	11,000	1,741,000	1,924,000	326,043,000	327,967,000	1,464,000
Municipal	—	—	—	—	49,644,000	49,644,000	—
Residential
Term	270,000	1,413,000	1,850,000	3,533,000	496,160,000	499,693,000	—
Construction	—	—	—	—	14,707,000	14,707,000	—
Home equity line of credit	896,000	145,000	1,540,000	2,581,000	84,438,000	87,019,000	—
Consumer	146,000	106,000	9,000	261,000	28,008,000	28,269,000	4,000
Total	$1,618,000	$1,751,000	$6,188,000	$9,557,000	$1,442,066,000	$1,451,623,000	$1,468,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from Troubled Debt Restructure (TDR) designation. The Company actively worked with borrowers impacted by the COVID-19 outbreak and as of June 30, 2020 a total of 867 loan modification requests had been completed in conformance with the Interagency Statement issued in March, representing $239,484,000 in loan balances, or approximately 16.5% of the overall loan portfolio. These loans have not been classified as TDRs and are not included as past due in any loan delinquency data so long as the modified terms are met.

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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of June 30, 2020 and 2019 and at December 31, 2019 is presented in the following table:

	June 30, 2020	December 31, 2019	June 30, 2019
Commercial
Real estate	$1,245,000	$1,784,000	$1,532,000
Construction	232,000	256,000	261,000
Other	323,000	6,534,000	7,014,000
Municipal	—	—	—
Residential
Term	4,685,000	5,899,000	5,892,000
Construction	—	—	—
Home equity line of credit	1,854,000	2,171,000	694,000
Consumer	5,000	5,000	—
Total	$8,344,000	$16,649,000	$15,393,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2020 is presented in the following table:

				For the six months ended June 30, 2020		For the quarter ended June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$4,757,000	$5,013,000	$—	$4,975,000	$84,000	$4,794,000	$37,000
Construction	233,000	257,000	—	475,000	—	234,000	—
Other	713,000	737,000	—	787,000	13,000	781,000	10,000
Municipal	—	—	—	—	—	—	—
Residential
Term	8,293,000	9,620,000	—	9,746,000	92,000	9,478,000	25,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,299,000	1,362,000	—	1,207,000	8,000	1,228,000	4,000
Consumer	—	—	—	—	—	—	—
	$15,295,000	$16,989,000	$—	$17,190,000	$197,000	$16,515,000	$76,000
With an Allowance Recorded
Commercial
Real estate	$992,000	$1,015,000	$199,000	$1,034,000	$21,000	$1,004,000	$13,000
Construction	701,000	701,000	20,000	468,000	17,000	701,000	7,000
Other	140,000	159,000	132,000	2,213,000	—	157,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	2,018,000	2,047,000	269,000	1,900,000	36,000	1,800,000	23,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	862,000	862,000	292,000	1,038,000	—	951,000	—
Consumer	5,000	5,000	5,000	15,000	—	5,000	—
	$4,718,000	$4,789,000	$917,000	$6,668,000	$74,000	$4,618,000	$43,000
Total
Commercial
Real estate	$5,749,000	$6,028,000	$199,000	$6,009,000	$105,000	$5,798,000	$50,000
Construction	934,000	958,000	20,000	943,000	17,000	935,000	7,000
Other	853,000	896,000	132,000	3,000,000	13,000	938,000	10,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,311,000	11,667,000	269,000	11,646,000	128,000	11,278,000	48,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	2,161,000	2,224,000	292,000	2,245,000	8,000	2,179,000	4,000
Consumer	5,000	5,000	5,000	15,000	—	5,000	—
	$20,013,000	$21,778,000	$917,000	$23,858,000	$271,000	$21,133,000	$119,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2019 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,235,000	$5,492,000	$—	$7,611,000	$228,000
Construction	958,000	970,000	—	936,000	47,000
Other	756,000	786,000	—	965,000	29,000
Municipal	—	—	—	—	—
Residential
Term	10,176,000	11,931,000	—	10,033,000	269,000
Construction	—	—	—	—	—
Home equity line of credit	1,087,000	1,151,000	—	997,000	20,000
Consumer	—	—	—	—	—
	$18,212,000	$20,330,000	$—	$20,542,000	$593,000
With an Allowance Recorded
Commercial
Real estate	$1,074,000	$1,093,000	$251,000	$1,528,000	$60,000
Construction	—	—	—	—	—
Other	6,319,000	6,925,000	1,273,000	6,778,000	—
Municipal	—	—	—	—	—
Residential
Term	2,263,000	2,412,000	237,000	2,424,000	82,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	1,412,000	447,000	283,000	—
Consumer	5,000	6,000	5,000	2,000	—
	$11,062,000	$11,848,000	$2,213,000	$11,015,000	$142,000
Total
Commercial
Real estate	$6,309,000	$6,585,000	$251,000	$9,139,000	$288,000
Construction	958,000	970,000	—	936,000	47,000
Other	7,075,000	7,711,000	1,273,000	7,743,000	29,000
Municipal	—	—	—	—	—
Residential
Term	12,439,000	14,343,000	237,000	12,457,000	351,000
Construction	—	—	—	—	—
Home equity line of credit	2,488,000	2,563,000	447,000	1,280,000	20,000
Consumer	5,000	6,000	5,000	2,000	—
	$29,274,000	$32,178,000	$2,213,000	$31,557,000	$735,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2019 is presented in the following table:

				For the six months ended June 30, 2019		For the quarter ended June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,230,000	$7,510,000	$—	$8,273,000	$183,000	$7,805,000	$93,000
Construction	982,000	990,000	—	903,000	23,000	990,000	11,000
Other	949,000	978,000	—	1,034,000	14,000	862,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,004,000	11,689,000	—	9,571,000	139,000	10,136,000	71,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,000,000	1,065,000	—	989,000	10,000	1,002,000	5,000
Consumer	—	—	—	—	—	—	—
	$20,165,000	$22,232,000	$—	$20,770,000	$369,000	$20,795,000	$188,000
With an Allowance Recorded
Commercial
Real estate	$1,731,000	$1,742,000	$196,000	$1,446,000	$49,000	$1,677,000	$23,000
Construction	—	—	—	—	—	—	—
Other	6,633,000	7,022,000	1,320,000	7,144,000	—	6,778,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	2,632,000	2,813,000	305,000	2,031,000	36,000	2,217,000	19,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	19,000	24,000	9,000	24,000	—	20,000	—
Consumer	—	—	—	1,000	—	1,000	—
	$11,015,000	$11,601,000	$1,830,000	$10,646,000	$85,000	$10,693,000	$42,000
Total
Commercial
Real estate	$8,961,000	$9,252,000	$196,000	$9,719,000	$232,000	$9,482,000	$116,000
Construction	982,000	990,000	—	903,000	23,000	990,000	11,000
Other	7,582,000	8,000,000	1,320,000	8,178,000	14,000	7,640,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	12,636,000	14,502,000	305,000	11,602,000	175,000	12,353,000	90,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,019,000	1,089,000	9,000	1,013,000	10,000	1,022,000	5,000
Consumer	—	—	—	1,000	—	1,000	—
	$31,180,000	$33,833,000	$1,830,000	$31,416,000	$454,000	$31,488,000	$230,000

Troubled Debt Restructured
A "TDR" constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and
•The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of June 30, 2020, the Company had 78 loans with a balance of $14,013,000 that have been classified as TDRs. This compares to 81 loans with a balance of $21,424,000 and 83 loans with a balance of $24,454,000 classified as TDRs as of December 31, 2019 and June 30, 2019, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of June 30, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	16	$4,585,000	$194,000
Construction	1	701,000	20,000
Other	7	777,000	131,000
Municipal	—	—	—
Residential
Term	51	7,477,000	198,000
Construction	—	—	—
Home equity line of credit	3	473,000	—
Consumer	—	—	—
	78	$14,013,000	$543,000
The following table shows TDRs by class and the specific reserve as of December 31, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$4,836,000	$246,000
Construction	1	701,000	—
Other	8	6,932,000	1,231,000
Municipal	—	—	—
Residential
Term	52	8,472,000	200,000
Construction	—	—	—
Home equity line of credit	3	483,000	—
Consumer	—	—	—
	81	$21,424,000	$1,677,000

The following table shows TDRs by class and the specific reserve as of June 30, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	19	$7,624,000	$192,000
Construction	1	721,000	—
Other	9	7,185,000	1,275,000
Municipal	—	—	—
Residential
Term	51	8,433,000	224,000
Construction	—	—	—
Home equity line of credit	3	491,000	—
Consumer	—	—	—
	83	$24,454,000	$1,691,000
As of June 30, 2020, 11 of the loans classified as TDRs with a total balance of $1,479,000 were more than 30 days past due. Of these loans, one had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	3	247,000	131,000
Municipal	—	—	—
Residential
Term	7	1,066,000	—
Construction	—	—	—
Home equity line of credit	1	166,000	—
Consumer	—	—	—
	11	$1,479,000	$131,000

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
For the six months ended June 30, 2020, two loans were placed on TDR status. The following table shows these TDRs, net of principle deductions of $2,000, by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	235,000	188,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	2	$235,000	$188,000	$—

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

For the quarter ended June 30, 2020, no loans were place on TDR status.

For the quarter ended June 30, 2019, four loans were place on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$111,000	$100,000	$100,000
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	234,000	161,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	4	$345,000	$261,000	$100,000

As of June 30, 2020, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $965,000. There were also 23 loans with an outstanding balance of $2,345,000 that were classified as TDRs and on non-accrual status, of which two loans with an outstanding balance of $431,000 were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of June 30, 2020, there were 15 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $2,028,000. This compares to 11 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,231,000 as of June 30, 2019.

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
Residential Real Estate Construction - Residential construction loans are impacted by factors similar to those for residential real estate term loans in addition to risks related to contractor financial capacity and ability to complete a project within acceptable time frames and within budget.
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
A breakdown of the allowance for loan losses as of June 30, 2020, December 31, 2019, and June 30, 2019, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2020	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$199,000	$631,000	$3,681,000	$—	$4,511,000
Construction	20,000	74,000	430,000	—	524,000
Other	132,000	521,000	3,036,000	—	3,689,000
Municipal	—	—	110,000	—	110,000
Residential
Term	269,000	285,000	1,707,000	—	2,261,000
Construction	—	9,000	55,000	—	64,000
Home equity line of credit	292,000	99,000	893,000	—	1,284,000
Consumer	5,000	195,000	458,000	—	658,000
Unallocated	—	—	—	1,009,000	1,009,000
	$917,000	$1,814,000	$10,370,000	$1,009,000	$14,110,000

As of December 31, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$251,000	$729,000	$2,762,000	$—	$3,742,000
Construction	—	76,000	289,000	—	365,000
Other	1,273,000	430,000	1,626,000	—	3,329,000
Municipal	—	—	27,000	—	27,000
Residential
Term	237,000	153,000	634,000	—	1,024,000
Construction	—	5,000	20,000	—	25,000
Home equity line of credit	447,000	130,000	501,000	—	1,078,000
Consumer	5,000	460,000	402,000	—	867,000
Unallocated	—	—	—	1,182,000	1,182,000
	$2,213,000	$1,983,000	$6,261,000	$1,182,000	$11,639,000

As of June 30, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$196,000	$789,000	$2,624,000	$—	$3,609,000
Construction	—	72,000	237,000	—	309,000
Other	1,320,000	457,000	1,504,000	—	3,281,000
Municipal	—	—	25,000	—	25,000
Residential
Term	305,000	197,000	604,000	—	1,106,000
Construction	—	6,000	17,000	—	23,000
Home equity line of credit	9,000	156,000	468,000	—	633,000
Consumer	—	279,000	370,000	—	649,000
Unallocated	—	—	—	1,836,000	1,836,000
	$1,830,000	$1,956,000	$5,849,000	$1,836,000	$11,471,000
Qualitative adjustment factors are taken into consideration when determining reserve estimates. These adjustment factors are based upon Management's evaluation of various current conditions, including those listed below.
•General economic conditions.
•Credit quality trends with emphasis on loan delinquencies, nonaccrual levels and classified loans.
•Recent loss experience in particular segments of the portfolio.
•Loan volumes and concentrations, including changes in mix.
•Other factors, including changes in quality of the loan origination; loan policy changes; changes in credit risk management processes; Bank regulatory and external loan review examination results.
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
The qualitative portion of the allowance for loan losses was 0.71% of related loans as of June 30, 2020, compared to 0.48% of related loans as of December 31, 2019. The qualitative portion increased $4,109,000 between December 31, 2019 and June 30, 2020 due to a mix of factors. These included initial impacts of the COVID-19 pandemic on various macroeconomic measures used in the qualitative model, as well as top down and unit level analysis of the loan portfolio for factors such as COVID-19 related modifications and industry segments particularly vulnerable to social distancing.
The unallocated component of the allowance totaled $1,009,000 at June 30, 2020, or 7.2% of the total reserve. This compares to $1,182,000 or 10.2% as of December 31, 2019. While year to date growth in the qualitative portion of the reserve directionally reflects potential impacts of COVID-19 on the loan portfolio, it remains likely that there are other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance. This uncertainty along with general imprecision related to portfolio growth supports the continued inclusion of an unallocated component.
The allowance for loan losses as a percent of total loans stood at 0.97% as of June 30, 2020, 0.90% at December 31, 2019 and 0.92% as of June 30, 2019.
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

Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 31.1% of capital are below the regulatory guidance limit of 100.0% of capital at June 30, 2020. Construction loans and non-owner-occupied commercial real estate loans are at 125.8% of total capital, below the regulatory limit of 300.0% of capital at June 30, 2020.
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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2020:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$3,893,000	$27,000	$3,920,000
2 Above Average	9,390,000	1,288,000	4,213,000	46,371,000	61,262,000
3 Satisfactory	85,033,000	1,972,000	140,125,000	369,000	227,499,000
4 Average	218,270,000	25,716,000	123,909,000	2,877,000	370,772,000
5 Watch	67,527,000	17,748,000	46,855,000	—	132,130,000
6 OAEM	2,714,000	—	2,692,000	—	5,406,000
7 Substandard	14,221,000	445,000	6,280,000	—	20,946,000
8 Doubtful	—	—	—	—	—
Total	$397,155,000	$47,169,000	$327,967,000	$49,644,000	$821,935,000
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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2020.
The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2020, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2020:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2020
Beginning balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Charge offs	—	—	17,000	—	46,000	—	153,000	201,000	—	417,000
Recoveries	—	—	20,000	—	26,000	—	19,000	73,000	—	138,000
Provision (credit)	769,000	159,000	357,000	83,000	1,257,000	39,000	340,000	(81,000)	(173,000)	2,750,000
Ending balance	$4,511,000	$524,000	$3,689,000	$110,000	$2,261,000	$64,000	$1,284,000	$658,000	$1,009,000	$14,110,000
For the three months ended June 30, 2020
Beginning balance	$3,862,000	$424,000	$2,427,000	$29,000	$1,226,000	$32,000	$1,012,000	$725,000	$2,121,000	$11,858,000
Charge offs	—	—	17,000	—	44,000	—	—	101,000	—	162,000
Recoveries	—	—	—	—	16,000	—	18,000	30,000	—	64,000
Provision (credit)	649,000	100,000	1,279,000	81,000	1,063,000	32,000	254,000	4,000	(1,112,000)	2,350,000
Ending balance	$4,511,000	$524,000	$3,689,000	$110,000	$2,261,000	$64,000	$1,284,000	$658,000	$1,009,000	$14,110,000
Allowance for loan losses as of June 30, 2020
Ending balance specifically evaluated for impairment	$199,000	$20,000	$132,000	$—	$269,000	$—	$292,000	$5,000	$—	$917,000
Ending balance collectively evaluated for impairment	$4,312,000	$504,000	$3,557,000	$110,000	$1,992,000	$64,000	$992,000	$653,000	$1,009,000	$13,193,000
Related loan balances as of June 30, 2020
Ending balance	$397,155,000	$47,169,000	$327,967,000	$49,644,000	$499,693,000	$14,707,000	$87,019,000	$28,269,000	$—	$1,451,623,000
Ending balance specifically evaluated for impairment	$5,749,000	$934,000	$853,000	$—	$10,311,000	$—	$2,161,000	$5,000	$—	$20,013,000
Ending balance collectively evaluated for impairment	$391,406,000	$46,235,000	$327,114,000	$49,644,000	$489,382,000	$14,707,000	$84,858,000	$28,264,000	$—	$1,431,610,000

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

Note 5 – Stock-Based Compensation
At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the "2010 Plan"). This reserved 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of the Company. Such grants and awards were structured in a manner that did not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2010 Plan qualified for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2010 Plan qualified as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and satisfied NASDAQ guidelines relating to equity compensation. The 2010 Plan expired on April 28, 2020, leaving 215,513 shares not issued.
At the 2020 Annual Meeting, shareholders approved the 2020 Equity Incentive Plan (the "2020 Plan"). This reserves 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of the Company. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2020 Plan qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2020 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation.
As of June 30, 2020, 184,487 shares of restricted stock had been granted under the 2010 Plan and 4,250 shares under the 2020 Plan, of which 75,624 shares remain restricted as of June 30, 2020 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2015	5.0	527	0.1
2016	5.0	10,874	0.6
2017	5.0	7,017	1.6
2018	3.0	5,371	0.6
2018	4.0	2,068	1.5
2018	5.0	6,184	2.5
2019	2.0	1,484	0.6
2019	3.0	16,254	1.6
2020	1.0	4,309	0.8
2020	2.0	694	1.6
2020	3.0	20,842	2.6
		75,624	1.8
The compensation cost related to these nonvested restricted stock grants is $1,957,000 and is recognized over the vesting terms of each grant. In the six months ended June 30, 2020, $312,000 of expense was recognized for these restricted shares, leaving $1,003,000 in unrecognized expense as of June 30, 2020. In the six months ended June 30, 2019, $244,000 of expense was recognized for restricted shares, leaving $921,000 in unrecognized expense as of June 30, 2019.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $325,000 and $329,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2020 and 2019:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2020
Net income as reported	$13,064,000
Basic EPS: Income available to common shareholders	13,064,000	10,849,869	$1.20
Effect of dilutive securities: restricted stock		71,638
Diluted EPS: Income available to common shareholders plus assumed conversions	$13,064,000	10,921,507	$1.20
For the six months ended June 30, 2019
Net income as reported	$12,551,000
Basic EPS: Income available to common shareholders	12,551,000	10,807,579	$1.16
Effect of dilutive securities: restricted stock		74,769
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,551,000	10,882,348	$1.15

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended June 30, 2020 and 2019:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2020
Net income as reported	$6,569,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	6,569,000	10,855,139	$0.61
Effect of dilutive securities: restricted stock		73,522
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,569,000	10,928,661	$0.60
For the quarter ended June 30, 2019
Net income as reported	$6,395,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	6,395,000	10,812,323	$0.59
Effect of dilutive securities: restricted stock		75,577
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,395,000	10,887,900	$0.59

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2019. The Company adopted the safe harbor form of 401(k) plan for 2020 and will follow safe harbor guidelines when determining the level of discretionary contribution. The expense related to the 401(k) plan was $453,000 and $322,000 for the six months ended June 30, 2020 and 2019, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $79,000 for the six months ended June 30, 2020 and 2019. As of June 30, 2020, the associated accrued liability included in other liabilities in the balance sheet was $2,764,000 compared to $2,828,000 and $2,887,000 at December 31, 2019 and June 30, 2019, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the six months ended June 30,
	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$1,581,000	$1,599,000
Interest cost	32,000	33,000
Benefits paid	(54,000)	(56,000)
Benefit obligation at end of period	$1,559,000	$1,576,000
Funded status
Benefit obligation at end of period	$(1,559,000)	$(1,576,000)
Unamortized gain	(31,000)	(47,000)
Accrued benefit cost at end of period	$(1,590,000)	$(1,623,000)

The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarter ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost
Interest cost	$32,000	$33,000	$16,000	$17,000
Net periodic benefit cost	$32,000	$33,000	$16,000	$17,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	June 30, 2020	December 31, 2019	June 30, 2019
Unamortized net actuarial gain	$31,000	$31,000	$47,000
Deferred tax expense	(7,000)	(7,000)	(10,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$24,000	$24,000	$37,000

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the six months and quarter ended June 30, 2020 and 2019.

	For the six months ended June 30,		For the quarter ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$3,657,000	$(5,051,000)	$7,890,000	$(1,539,000)
Unrealized gains (losses) arising during the period	5,537,000	9,875,000	(572,000)	5,429,000
Reclassification of net realized gains during the period	(1,179,000)	—	(427,000)	—
Related deferred taxes	(915,000)	(2,074,000)	209,000	(1,140,000)
Net change	3,443,000	7,801,000	(790,000)	4,289,000
Balance at end of period	$7,100,000	$2,750,000	$7,100,000	$2,750,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the six months and quarter ended June 30, 2020 and 2019.

	For the six months ended June 30,		For the quarter ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$(182,000)	$(197,000)	$(174,000)	$(194,000)
Amortization of net unrealized gains	45,000	9,000	35,000	5,000
Related deferred taxes	(9,000)	(2,000)	(7,000)	(1,000)
Net change	36,000	7,000	28,000	4,000
Balance at end of period	$(146,000)	$(190,000)	$(146,000)	$(190,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the six months and quarter ended June 30, 2020 and 2019.

	For the six months ended June 30,		For the quarter ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$97,000	$1,438,000	$(4,773,000)	$973,000
Unrealized losses on cash flow hedging derivatives arising during the period	(7,955,000)	(1,725,000)	(1,790,000)	(1,136,000)
Related deferred taxes	1,671,000	362,000	376,000	238,000
Net change	(6,284,000)	(1,363,000)	(1,414,000)	(898,000)
Balance at end of period	$(6,187,000)	$75,000	$(6,187,000)	$75,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the six months and quarter ended June 30, 2020 and 2019.

	For the six months ended June 30,		For the quarter ended June 30,
	2020	2019	2020	2019
Unrecognized postretirement benefits at beginning of period	$24,000	$37,000	$24,000	$37,000
Amortization of unrecognized transition obligation	—	—	—	—
Change in unamortized net actuarial gain (loss)	—	—	—	—
Related deferred taxes	—	—	—	—
Unrecognized postretirement benefits at end of period	$24,000	$37,000	$24,000	$37,000

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

The details of the interest rate swap agreements are as follows:

					June 30, 2020		December 31, 2019		June 30, 2019
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
06/05/2018	12/05/2019	1-Month USD LIBOR	2.466%	Other Liabilities	$—	$—	$—	$—	$25,000,000	$(45,000)
06/27/2016	06/27/2021	1-Month USD LIBOR	0.893%	Other (Liabilities) Assets	20,000,000	(150,000)	20,000,000	199,000	20,000,000	300,000
06/28/2016	06/28/2021	1-Month USD LIBOR	0.940%	Other (Liabilities) Assets	30,000,000	(238,000)	30,000,000	278,000	30,000,000	423,000
06/05/2018	06/05/2020	1-Month USD LIBOR	2.547%	Other Liabilities	—	—	25,000,000	(96,000)	25,000,000	(160,000)
06/05/2018	12/05/2020	1-Month USD LIBOR	2.603%	Other Liabilities	—	—	25,000,000	(234,000)	25,000,000	(313,000)
12/05/2019	12/05/2022	3-Month USD LIBOR	1.779%	Other Liabilities	—	—	25,000,000	(98,000)	25,000,000	(110,000)
08/02/2019	08/02/2024	1-Month USD LIBOR	1.590%	Other Liabilities	12,500,000	(736,000)	12,500,000	(11,000)	—	—
08/05/2019	08/05/2024	1-Month USD LIBOR	1.420%	Other (Liabilities) Assets	12,500,000	(649,000)	12,500,000	85,000	—	—
02/12/2020	02/12/2023	3-Month USD LIBOR	1.486%	Other Liabilities	25,000,000	(841,000)	—	—	—	—
02/12/2020	02/12/2024	3-Month USD LIBOR	1.477%	Other Liabilities	25,000,000	(1,124,000)	—	—	—	—
06/28/2021	06/28/2026	1-Month USD LIBOR	1.158%	Other Liabilities	50,000,000	(2,119,000)	—	—	—	—
03/13/2020	03/13/2025	3-Month USD LIBOR	0.855%	Other Liabilities	25,000,000	(659,000)	—	—	—	—
03/13/2020	03/13/2030	3-Month USD LIBOR	1.029%	Other Liabilities	20,000,000	(811,000)	—	—	—	—
04/07/2020	04/07/2023	3-Month USD Libor	0.599%	Other Liabilities	20,000,000	(210,000)	—	—	—	—
04/07/2020	04/07/2024	3-Month USD Libor	0.643%	Other Liabilities	20,000,000	(295,000)	—	—	—	—
					$260,000,000	$(7,832,000)	$150,000,000	$123,000	$150,000,000	$95,000

During the first quarter of 2020, the Bank took advantage of market opportunities to restructure several interest rate swap positions and extend funding at favorable interest rates; one-time charges totaling $1.76 million were incurred and expensed in the first quarter of 2020 in connection with the restructuring. The Company would reclassify unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings if the interest rate swaps were to become ineffective or the swaps were to terminate. In the next 12 months, the Company does not believe it will be required to reclassify any unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings as a result of ineffectiveness or swap termination. Amounts paid or received under the swaps are reported in interest expense in the consolidated statement of income, and in interest paid in the consolidated statement of cash flows.

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
At June 30, 2020 there were three customer loan swap arrangements in place, detailed below:

		June 30, 2020			December 31, 2019			June 30, 2019
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Liabilities	3	$24,921,000	$(3,613,000)	2	$16,374,000	$(1,205,000)	1	$12,914,000	$991,000
Receive Fixed, Pay Variable	Other Assets	3	24,921,000	3,613,000	2	16,374,000	1,205,000	1	12,904,000	(991,000)
Total		6	$49,842,000	$—	4	$32,748,000	$—	2	$25,818,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At June 30, 2020, the Bank posted to the counterparty $3,100,000 of cash and $10,000,000 in securities as collateral on its swap contracts. The required amount to be pledged was $9,322,000.
Cessation of LIBOR
The Company is aware that LIBOR may no longer be published after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee (ARRC) to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate (SOFR) as a replacement for LIBOR. The International Swap and Derivatives Association (ISDA), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and replacement rates, including having replacement rates in place before the possible cessation of LIBOR at the end of 2021, and has committed to providing more definitive recommendations later in 2020. The Company has formed a working group to address the change away from LIBOR. Management intends to continue to monitor developments from ARRC and ISDA closely, and expects to pursue the steps ultimately recommended to provide for an orderly transition to a post-LIBOR environment. Of the interest rate swap contracts the Bank has in place as of June 30, 2020, two contracts carrying a total notional amount of $50 million are set to mature prior to December 31, 2021; nine contracts with a total notional amount of $210 million have maturity dates beyond December 31, 2021. The three customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029, July 1, 2035 and October 1, 2039.

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2020, the prepayment assumption using the PSA model was 321, which translates into an anticipated prepayment rate of 19.26%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2020 and 2019, servicing rights capitalized totaled $464,000 and $128,000, respectively. Servicing rights amortized for the six-month periods ended June 30, 2020 and 2019 were $135,000 and $114,000, respectively. The fair value of servicing rights was $1,777,000, $2,089,000 and $2,087,000 at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. The Bank serviced loans for others totaling $287,987,000, $266,173,000 and $259,889,000 at June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2020	December 31, 2019	June 30, 2019
Mortgage servicing rights	$6,603,000	$6,140,000	$5,846,000
Accumulated amortization	(4,729,000)	(4,594,000)	(4,478,000)
	$1,874,000	$1,546,000	$1,368,000
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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2020 and 2019, and at December 31, 2019:

	June 30, 2020	December 31, 2019	June 30, 2019
Certificates of deposit < $100,000	$269,353,000	$277,225,000	$377,806,000
Certificates $100,000 to $250,000	322,613,000	345,241,000	268,296,000
Certificates $250,000 and over	64,667,000	67,513,000	70,896,000
	$656,633,000	$689,979,000	$716,998,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2020 and 2019, and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020, December 31, 2019 and June 30, 2019.

	At June 30, 2020
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$15,556,000	$—	$15,556,000
Mortgage-backed securities	—	275,491,000	—	275,491,000
State and political subdivisions	—	20,453,000	—	20,453,000
Total securities available for sale	—	311,500,000	—	311,500,000
Customer loan interest swap agreements	—	3,613,000	—	3,613,000
Total interest rate swap agreements	—	3,613,000	—	3,613,000
Total assets	$—	$315,113,000	$—	$315,113,000

	At June 30, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$7,832,000	$—	$7,832,000
Customer loan interest swap agreements	—	3,613,000	—	3,613,000
Total liabilities	$—	$11,445,000	$—	$11,445,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$7,398,000	$—	$7,398,000
Mortgage-backed securities	—	326,617,000	—	326,617,000
State and political subdivisions	—	26,505,000	—	26,505,000
Total securities available for sale	—	360,520,000	—	360,520,000
Interest rate swap agreements	—	562,000	—	562,000
Customer loan interest swap agreements	—	1,205,000	—	1,205,000
Total interest rate swap agreements	—	1,767,000	—	1,767,000
Total assets	$—	$362,287,000	$—	$362,287,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$439,000	$—	$439,000
Customer loan interest swap agreements	—	1,205,000	—	1,205,000
Total liabilities	$—	$1,644,000	$—	$1,644,000

	At June 30, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$—	$5,012,000	$—	$5,012,000
Mortgage-backed securities	—	312,625,000	—	312,625,000
State and political subdivisions	—	4,933,000	—	4,933,000
Total securities available for sale	—	322,570,000	—	322,570,000
Interest rate swap agreements	—	723,000	—	723,000
Customer loan interest swap agreements	—	991,000	—	991,000
Total interest swap agreements	—	1,714,000	—	1,714,000
Total assets	$—	$324,284,000	$—	$324,284,000

	At June 30, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$628,000	$—	$628,000
Customer loan interest swap agreements	—	991,000	—	991,000
Total liabilities	$—	$1,619,000	$—	$1,619,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $0 at June 30, 2020, 2019 and December 31, 2019. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $623,000, $1,916,000 and $1,893,000 at June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

	At June 30, 2020
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$851,000	$—	$851,000
Impaired loans	—	753,000	—	753,000
Total assets	$—	$1,604,000	$—	$1,604,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$279,000	$—	$279,000
Impaired loans	—	6,579,000	—	6,579,000
Total assets	$—	$6,858,000	$—	$6,858,000

	At June 30, 2019
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$289,000	$—	$289,000
Impaired loans	—	6,693,000	—	6,693,000
Total assets	$—	$6,982,000	$—	$6,982,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2020 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$341,962,000	$352,225,000	$—	$352,225,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	392,296,000	389,956,000	—	12,000	389,944,000
Construction	46,605,000	46,327,000	—	—	46,327,000
Other	323,994,000	321,575,000	—	8,000	321,567,000
Municipal	49,526,000	48,791,000	—	—	48,791,000
Residential
Term	497,258,000	503,574,000	—	163,000	503,411,000
Construction	14,638,000	14,709,000	—	—	14,709,000
Home equity line of credit	85,636,000	85,635,000	—	570,000	85,065,000
Consumer	27,560,000	25,512,000	—	—	25,512,000
Total loans	1,437,513,000	1,436,079,000	—	753,000	1,435,326,000
Mortgage servicing rights	1,874,000	1,777,000	—	1,777,000	—
Financial liabilities
Local certificates of deposit	$269,054,000	$272,305,000	$—	$272,305,000	$—
National certificates of deposit	387,579,000	429,110,000	—	429,110,000	—
Total certificates of deposits	656,633,000	701,415,000	—	701,415,000	—
Repurchase agreements	61,103,000	61,399,000	—	61,399,000	—
Federal Home Loan Bank and Federal Reserve Bank borrowings	217,702,000	218,644,000	—	218,644,000	—
Total borrowed funds	278,805,000	280,043,000	—	280,043,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2019 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$281,606,000	$287,045,000	$—	$287,045,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	368,645,000	364,626,000	—	2,000	364,624,000
Construction	37,678,000	37,366,000	—	—	37,366,000
Other	215,068,000	212,548,000	—	5,046,000	207,502,000
Municipal	41,258,000	40,552,000	—	—	40,552,000
Residential
Term	491,315,000	491,359,000	—	577,000	490,782,000
Construction	14,785,000	14,786,000	—	—	14,786,000
Home equity line of credit	91,149,000	90,959,000	—	954,000	90,005,000
Consumer	25,538,000	23,489,000	—	—	23,489,000
Total loans	1,285,436,000	1,275,685,000	—	6,579,000	1,269,106,000
Mortgage servicing rights	1,546,000	2,089,000	—	2,089,000	—
Financial liabilities
Local certificates of deposit	$285,602,000	$281,480,000	$—	$281,480,000	$—
National certificates of deposit	404,377,000	412,337,000	—	412,337,000	—
Total deposits	689,979,000	693,817,000	—	693,817,000	—
Repurchase agreements	37,450,000	37,450,000	—	37,450,000	—
Federal Home Loan Bank advances	147,505,000	140,063,000	—	140,063,000	—
Total borrowed funds	184,955,000	177,513,000	—	177,513,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2019 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$302,527,000	$308,075,000	$—	$308,075,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	355,285,000	350,390,000	—	622,000	349,768,000
Construction	32,417,000	31,970,000	—	—	31,970,000
Other	202,004,000	200,804,000	—	5,315,000	195,489,000
Municipal	36,083,000	35,825,000	—	—	35,825,000
Residential
Term	480,032,000	475,560,000	—	745,000	474,815,000
Construction	13,212,000	13,089,000	—	—	13,089,000
Home equity line of credit	94,009,000	93,260,000	—	11,000	93,249,000
Consumer	24,619,000	22,917,000	—	—	22,917,000
Total loans	1,237,661,000	1,223,815,000	—	6,693,000	1,217,122,000
Mortgage servicing rights	1,368,000	2,087,000	—	2,087,000	—
Financial liabilities
Local certificates of deposit	$281,903,000	$283,746,000	$—	$283,746,000	$—
National certificates of deposit	435,095,000	436,682,000	—	436,682,000	—
Total certificates of deposits	716,998,000	720,428,000	—	720,428,000	—
Repurchase agreements	40,954,000	40,912,000	—	40,912,000	—
Federal Home Loan Bank advances	140,904,000	139,880,000	—	139,880,000	—
Total borrowed funds	181,858,000	180,792,000	—	180,792,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU was to be effective for all SEC registrants for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019 FASB voted to finalize a proposal issued in August 2019 under which the effective implementation date was changed for SEC registrants meeting the definition of a Smaller Reporting Company to fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company qualifies as a Smaller Reporting Company. It continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements, and continues to anticipate that it may have a material impact upon adoption. The Bank has formed an implementation committee for ASU No. 2016-13. To date, committee members have participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and have chosen a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. The Bank is in the late stages of implementing this software and plans to run incurred loss and current expected credit models in parallel until adoption of ASU No. 2016-13.
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2020	2019	2020	2019
Net interest income as presented	$29,409	$25,849	$14,491	$12,950
Effect of tax-exempt income	1,154	1,151	582	589
Net interest income, tax equivalent	$30,563	$27,000	$15,073	$13,539
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2020	2019	2020	2019
Non-interest expense, as presented	$19,960	$17,128	$8,917	$8,730
Net interest income, as presented	29,409	25,849	14,491	12,950
Effect of tax-exempt interest income	1,154	1,151	582	589
Non-interest income, as presented	8,822	6,749	4,601	3,605
Effect of non-interest tax-exempt income	83	83	41	41
Net securities gains	(1,179)	—	(427)	—
Adjusted net interest income plus non-interest income	$38,289	$33,832	$19,288	$17,185
Non-GAAP efficiency ratio	52.13%	50.63%	46.23%	50.80%
GAAP efficiency ratio	52.21%	52.54%	46.71%	52.73%
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

The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2020	2019	2020	2019
Average shareholders' equity as presented	$217,661	$198,411	$218,191	$201,384
Less average intangible assets	(29,925)	(29,968)	(29,934)	(29,978)
Average tangible shareholders' common equity	$187,736	$168,443	$188,257	$171,406

Executive Summary
Net income for the six months ended June 30, 2020 was $13.1 million, up $513,000 or 4.1% from the same period in 2019. Earnings per common share on a fully diluted basis were $1.20 for the six months ended June 30, 2020, up $0.05 or 4.3% from the $1.15 posted for the same period in 2019. For the quarter ended June 30, 2020, net income was $6.6 million, up $174,000 or 2.7% from the same period in 2019. Earnings per common share on a fully diluted basis were $0.60 for the quarter ended June 30, 2020, up $0.01 or 1.7% from the $0.59 posted in 2019. Compared to the first quarter of 2020, net income was up 74,000 or 1.1% and earnings per common share on a fully diluted basis were level with the prior quarter.
Despite the ongoing operational and business climate challenges brought about by the coronavirus disease (COVID-19), the Company posted strong operating results during the second quarter of 2020. Net income of $6.6 million was achieved by successes across all business lines. Growth in earning assets combined with stable interest rate margins led to a $1.5 million, or 11.9%, increase in net interest income before loan loss provision. Non-interest revenue increased, year-over-year, driven largely by a surge in mortgage refinance activity. Also of note was further asset quality improvement. Based upon the strength of the Company's earnings, a dividend of 31 cents per share was declared in the second quarter, representing a payout to our shareholders of 50.83% of net income for the period.
Net interest income on a tax-equivalent basis was up $3.6 million or 13.2% in the six months ended June 30, 2020 compared to the same period in 2019. This increase is attributable to growth in earning assets, stable interest rate margins and the recovery of interest on resolved problem loans during the first quarter of 2020. The tax equivalent net interest margin as of June 30, 2020, was 2.99%, up from 2.90% for the same period in 2019. For the quarter ended June 30, 2020, net interest income on a tax-equivalent basis increased $1.5 million or 11.3% compared to the same period in 2019, with the net interest margin down a modest two basis points to 2.86%.
Non-interest income for the six months ended June 30, 2020 was $8.8 million, up $2.1 million or 30.7%, from the six months ended June 30, 2019. Strong refinance volume led to mortgage banking revenue increasing $1.2 million or 190.0%. Revenue at First National Wealth Management increased $166,000 and net gains on securities added $1.2 million, while service charge income and other income were both negatively impacted by lower transaction volume related to COVID-19.
Non-interest expense for the six months ended June 30, 2020 was $20.0 million, up $2.8 million or 16.5% from the six months ended June 30, 2019. The year-to-year change was impacted by charges taken during the first quarter of 2020, to restructure interest rate swap positions, as well as increases in employee expenses and furniture and equipment expense.
Asset quality continued to trend positively in the second quarter. Non-performing assets stood at 0.41% of total assets as of June 30, 2020 - down from 0.83% of total assets as of June 30, 2019 and 0.82% as of December 31, 2019. Total past-due loans were 0.66% of total loans as of June 30, 2020, down from 1.16% of total loans as of December 31, 2019 and 0.98% as of June 30, 2019.
The provision for loan losses for the first six months of 2020 was $2.8 million, up from the $625,000 provisioned in the same period in 2019. Despite continued improvement in non-performing asset levels, continued positive charge-off metrics, and lower levels of past due loans, the uncertainties resulting from COVID-19 led management to substantially increase the second quarter provision based upon the potential impact of current economic conditions to borrowers. Net loan chargeoffs for the six months ended June 30, 2020 were $278,000 or 0.04% of average loans on an annualized basis. This was down from net chargeoffs of $386,000 or 0.06% of average loans on an annualized basis for the six months ended June 30, 2019. The allowance for loan losses increased $2.5 million between December 31, 2019 and June 30, 2020, and now stands at 0.97% of loans outstanding as of June 30, 2020, up from 0.90% and 0.92% of loans outstanding at December 31, 2019 and June 30, 2019, respectively.
The Company's balance sheet continued to expand in the first six months of 2020 as total assets increased $198.3 million or 9.6% year-to-date. The loan portfolio increased $154.5 million or 11.9% in the six months ended June 30, 2020 and $202.5 million or 16.2% from a year ago. Loan growth in the second quarter of 2020 was centered in the commercial loan portfolio, which was up $107.4 million due primarily to Payroll Protection Program (PPP) loan originations, with over $95 million in loans granted to Maine small businesses. Second quarter loan growth outside of PPP was tempered by COVID-19 which caused a slowdown of the local and national economy.The investment portfolio has increased $12.9 million year-to-date and increased $29.9 million or 4.7% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $114.0 million or 14.3% year-to-date, with much of the growth attributable to various economic stimulus programs, including proceeds of PPP loans, being deposited back to the Bank. Year-over-year, low-cost deposits increased $165.7 million or 22.2%. Local certificates of deposit ("CDs") decreased $12.6 million and wholesale CDs decreased $20.7 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 15.03% as of June 30, 2020, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios remain good, with a return on average tangible common equity of 13.99% for the six months ended June 30, 2020 compared to 15.03% for the same period in 2019. Based upon March 31, 2020 data, our return on average tangible common equity was in the top 12% of all banks in the UBPR peer group, which had an average return on equity of 8.78%. Our efficiency ratio continues to be an important component in our overall performance and stood at 52.13% for the six months ended June 30, 2020 compared to 50.63% for the same period in 2019. The Company's efficiency ratio was elevated in the first quarter of 2020 due to charges taken to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for the first six months of 2020 would have been 47.35%.
Net Interest Income
Total interest income of $39.5 million for the six months ended June 30, 2020 was an increase of $390,000 or 1.0% compared to total interest income of $39.1 million for the same period of 2019. Total interest expense of $10.1 million for the six months ended June 30, 2020 was a decrease of $3.2 million or 23.9% compared to total interest expense for the six months ended June 30, 2019. As a result, net interest income of $29.4 million for the six months ended June 30, 2020 was an increase of $3.6 million or 13.8% compared to net interest income of $25.8 million for the same period ended June 30, 2019. This increase is attributable to growth in earning assets, stable margins, and the recovery of interest on resolved problem loans during the first quarter of 2020. The Company's net interest margin on a tax-equivalent basis for the six months ended June 30, 2020 was 2.99%, up from 2.90% for the first six months of 2019. Tax-exempt interest income amounted to $4.3 million for the six months ended June 30, 2020 and 2019.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months ended June 30, 2020 and 2019. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the six months ended
	June 30, 2020		June 30, 2019
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$79	0.68%	$97	2.49%
Investments	10,378	3.17%	10,500	3.45%
Loans held for sale	24	3.13%	4	3.79%
Loans	30,153	4.42%	29,640	4.77%
Total interest income	40,634	3.97%	40,241	4.33%
Interest expense
Deposits	8,747	1.17%	11,756	1.65%
Other borrowings	1,324	1.08%	1,485	1.58%
Total interest expense	10,071	1.16%	13,241	1.64%
Net interest income	$30,563		$27,000
Interest rate spread		2.81%		2.69%
Net interest margin		2.99%		2.90%

	For the quarters ended
	June 30, 2020		June 30, 2019
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$5	0.08%	$29	2.30%
Investments	5,125	3.09%	5,390	3.44%
Loans held for sale	19	2.78%	2	3.41%
Loans	14,219	4.02%	14,990	4.79%
Total interest-earning assets	19,368	3.68%	20,411	4.34%
Interest expense
Deposits	3,561	0.96%	6,179	1.70%
Other borrowings	734	0.98%	693	1.55%
Total interest expense	4,295	0.96%	6,872	1.68%
Net interest income	$15,073		$13,539
Interest rate spread		2.72%		2.66%
Net interest margin		2.86%		2.88%

Interest income in the second quarter of 2020 included a net $356,000 in origination fees recognized on PPP loans; as of June 30, 2020 net unrecognized PPP origination fees totaled $3.1 million. No such fees were recognized in 2019 or in the first quarter of 2020.

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2020 compared to 2019. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the six months ended June 30, 2020 compared to 2019
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$193	$(71)	$(140)	$(18)
Investment securities	755	(818)	(59)	(122)
Loans held for sale	25	(1)	(4)	20
Loans	2,819	(2,106)	(200)	513
Change in interest income	3,792	(2,996)	(403)	393
Interest expense
Deposits	578	(3,419)	(168)	(3,009)
Other borrowings	450	(469)	(142)	(161)
Change in interest expense	1,028	(3,888)	(310)	(3,170)
Change in net interest income	$2,764	$892	$(93)	$3,563
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2020 compared to 2019
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$115	$(28)	$(111)	$(24)
Investment securities	326	(557)	(34)	(265)
Loans held for sale	21	—	(4)	17
Loans	1,998	(2,443)	(326)	(771)
Change in interest income	2,460	(3,028)	(475)	(1,043)
Interest expense
Deposits	150	(2,702)	(66)	(2,618)
Other borrowings	470	(256)	(173)	41
Change in interest expense	620	(2,958)	(239)	(2,577)
Change in net interest income	$1,840	$(70)	$(236)	$1,534

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters ended June 30, 2020 and 2019.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Assets
Cash and cash equivalents	$18,318	$15,516	$20,214	$15,634
Interest-bearing deposits in other banks	23,456	7,850	25,153	5,063
Securities available for sale	323,731	324,017	310,366	325,757
Securities to be held to maturity	324,522	280,600	345,604	294,322
Restricted equity securities, at cost	10,104	9,569	11,112	8,982
Loans held for sale	1,540	213	2,745	235
Loans	1,372,445	1,253,234	1,421,277	1,254,105
Allowance for loan losses	(11,989)	(11,415)	(12,231)	(11,526)
Net loans	1,360,456	1,241,819	1,409,046	1,242,579
Accrued interest receivable	8,738	8,190	9,533	8,785
Premises and equipment	21,153	21,810	21,026	21,637
Other real estate owned	366	545	422	507
Goodwill	29,805	29,805	29,805	29,805
Other assets	50,648	45,275	53,399	45,579
Total Assets	$2,172,837	$1,985,209	$2,238,425	$1,998,885

Liabilities & Shareholders' Equity
Demand deposits	$180,170	$148,755	$199,037	$146,399
NOW deposits	402,438	366,217	422,726	363,169
Money market deposits	165,213	137,617	165,442	131,296
Savings deposits	244,049	236,476	252,421	235,133
Certificates of deposit	693,418	694,277	652,324	728,025
Total deposits	1,685,288	1,583,342	1,691,950	1,604,022
Borrowed funds – short term	192,248	179,561	246,366	169,383
Borrowed funds – long term	54,854	10,109	54,854	10,109
Dividends payable	795	1,136	800	1,116
Other liabilities	21,991	12,650	26,264	12,871
Total Liabilities	1,955,176	1,786,798	2,020,234	1,797,501
Shareholders' Equity:
Common stock	109	109	109	109
Additional paid-in capital	64,233	62,997	64,385	63,139
Retained earnings	150,066	137,147	151,707	138,643
Net unrealized gain (loss) on securities available for sale	6,686	(2,594)	7,620	(819)
Net unrealized loss on securities transferred from available for sale to held to maturity	(174)	(194)	(168)	(193)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(3,283)	909	(5,486)	468
Net unrealized gain on postretirement benefit costs	24	37	24	37
Total Shareholders' Equity	217,661	198,411	218,191	201,384
Total Liabilities & Shareholders' Equity	$2,172,837	$1,985,209	$2,238,425	$1,998,885

Non-Interest Income
Non-interest income of $8.8 million for the six months ended June 30, 2020 is an increase of $2.1 million compared to the same period in 2019. Strong refinance volume led to mortgage banking revenue increasing $1.2 million or 190.0%. Revenue at First National Wealth Management increased $166,000 and net gains on securities added $1.2 million, while service charge income and other income were both negatively impacted by lower transaction volume related to COVID-19. Non-interest income of $4.6 million for the quarter ended June 30, 2020 is an increase of $996,000 compared to the same period in 2019, due to the reasons mentioned above.
Non-Interest Expense
Non-interest expense of $20.0 million for the six months ended June 30, 2020 is an increase of 16.5% or $2.8 million compared to non-interest expense of $17.1 million for the same period in 2019. The year-to-year change was impacted by charges taken during the first quarter of 2020 to restructure interest rate swap positions, as well as increases in employee expenses and furniture and equipment expense. The Company's non-GAAP efficiency ratio stood at 52.13% for the six months ended June 30, 2020, up from 50.63% for the same period in 2019. The ratio was elevated in the first quarter of 2020 due to charges taken to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for the first six months of 2020 would have been 47.35%. Non-interest expense of $8.9 million for the quarter ended June 30, 2020 is an increase of 2.1% compared to non-interest expense of $8.7 million for the same period in 2019 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $2.5 million for the six months ended June 30, 2020, up $163,000 from the same period in 2019.
Investments
The Company's investment portfolio increased by $12.9 million between December 31, 2019 and June 30, 2020. As of June 30, 2020, mortgage-backed securities had a carrying value of $326.5 million and a fair value of $327.5 million. Of this total, securities with a fair value of $142.3 million or 43.4% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $185.3 million or 56.6% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $146,000 at June 30, 2020. This compares to $182,000 and $190,000, net of taxes, at December 31, 2019 and June 30, 2019, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2020 and 2019 and December 31, 2019.

Dollars in thousands	June 30, 2020	December 31, 2019	June 30, 2019
Securities available for sale
U.S. Government-sponsored agencies	$15,556	$7,398	$5,012
Mortgage-backed securities	275,491	326,617	312,625
State and political subdivisions	20,453	26,505	4,933
	$311,500	$360,520	$322,570
Securities to be held to maturity
U.S. Government-sponsored agencies	$31,144	$32,840	$35,995
Mortgage-backed securities	50,983	14,431	16,569
State and political subdivisions	245,085	219,585	236,213
Corporate securities	14,750	14,750	13,750
	$341,962	$281,606	$302,527
Restricted equity securities
Federal Home Loan Bank Stock	$9,508	$7,945	$7,945
Federal Reserve Bank Stock	1,037	1,037	1,037
	$10,545	$8,982	$8,982
Total securities	$664,007	$651,108	$634,079

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2020. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	23,146	2.75%
Due after 10 years	15,556	2.48%	7,998	2.88%
Total	15,556	2.48%	31,144	2.79%
Mortgage-Backed Securities
Due in 1 year or less	573	0.80%	8	43.28%
Due in 1 to 5 years	27,310	2.79%	5,681	2.51%
Due in 5 to 10 years	54,134	2.57%	15,343	2.78%
Due after 10 years	193,474	2.54%	29,951	2.66%
Total	275,491	2.57%	50,983	2.69%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,102	5.51%
Due in 1 to 5 years	—	0.00%	16,622	5.57%
Due in 5 to 10 years	11,441	4.87%	137,388	4.55%
Due after 10 years	9,012	5.39%	89,973	4.08%
Total	20,453	5.10%	245,085	4.45%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.75%
Due in 1 to 5 years	—	0.00%	10,000	5.43%
Due in 5 to 10 years	—	0.00%	4,000	4.72%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	14,750	5.05%
	$311,500	2.73%	$341,962	4.06%

Held To Maturity Sales
During the second quarter of 2020, 28 municipal securities were sold that had been designated as Held to Maturity. Proceeds from these sales totaled $8.6 million against a cumulative book value of $8.3 million resulting in a net realized gain of $268,000. The potential economic impact of COVID-19 is considered to be an isolated and unusual event that could not be reasonably anticipated as outlined in ASC Section 320-10-25. Management conducted a review of its municipal bond portfolio in conjunction with risk mitigation efforts related to the onset of the COVID-19 virus; the intent of the review was to identify investment exposures with lower relative credit ratings, locales with perceived above average economic risk, municipal entities with reliance upon sales tax or income tax revenue, or any combination of these factors. Each of the sold positions met one or more of the criteria.
Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at June 30, 2020 amounted to $347,000, or 0.06% of the amortized cost of the total securities portfolio. At December 31, 2019, this amount was $1.1 million, or 0.18% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of June 30, 2020, the Company had temporarily impaired securities with a fair value of $48.5 million and unrealized losses of $347,000, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $4.8 million as of June 30, 2020, compared with $19.0 million at December 31, 2019. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2020:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,988	$(12)	$—	$—	$7,988	$(12)
Mortgage-backed securities	28,116	(160)	4,771	(143)	32,887	(303)
State and political subdivisions	7,623	(32)	—	—	7,623	(32)
	$43,727	$(204)	$4,771	$(143)	$48,498	$(347)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2020, there were $12,000 unrealized losses on these securities compared to $128,000 unrealized losses as of December 31, 2019. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at June 30, 2020.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2020, there were $303,000 of unrealized losses on these securities compared with $849,000 at December 31, 2019. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2020 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2020. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2020, there were $32,000 of unrealized losses on these securities compared to $109,000 at December 31, 2019. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At June 30, 2020, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2020 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2020.

Corporate securities. As of June 30, 2020 and December 31, 2019, there were no unrealized losses on these securities. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2020, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2020, the Bank's investment in FHLB stock totaled $9.5 million. This compares to $7.9 million as of December 31, 2019 and June 30, 2019. FHLB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through June 30, 2020. The Company will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2020, the Bank had $5.0 million in loans held for sale. This compares to $154,000 loans held for sale at December 31, 2019 and no loans held for sale at June 30, 2019. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first six months of 2020, with total loans at $1.45 billion at June 30, 2020, up $154.5 million or 11.9% from total loans of $1.30 billion at December 31, 2019. Commercial loans increased $142.6 million or 22.7% between December 31, 2019 and June 30, 2020, municipal loans increased $8.4 million or 20.2%, residential term loans increased $7.2 million and home equity lines of credit decreased $5.3 million. Loans made under the U.S. Small Business Adminstration's Payroll Protection Program (PPP) added $96.0 million to commercial loans in the second quarter of 2020.
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
Construction loans, both commercial and residential, at 31.1% of capital are well under the regulatory guidance of 100.0% of capital at June 30, 2020. Construction loans and non-owner-occupied commercial real estate loans are at 125.8% of total capital, well under the regulatory guidance of 300.0% of capital at June 30, 2020.
The following table summarizes the loan portfolio, by class, at June 30, 2020 and 2019 and December 31, 2019.

Dollars in thousands	June 30, 2020		December 31, 2019		June 30, 2019
Commercial
Real estate	$397,155	27.4%	$372,810	28.7%	$359,581	28.8%
Construction	47,169	3.2%	38,084	3.0%	32,785	2.6%
Other	327,967	22.6%	218,773	16.9%	205,910	16.5%
Municipal	49,644	3.4%	41,288	3.2%	36,113	2.9%
Residential
Term	499,693	34.4%	492,455	37.9%	481,349	38.5%
Construction	14,707	1.1%	14,813	1.2%	13,239	1.1%
Home equity line of credit	87,019	6.0%	92,349	7.1%	94,763	7.6%
Consumer	28,269	1.9%	26,503	2.0%	25,392	2.0%
Total loans	$1,451,623	100.0%	$1,297,075	100.0%	$1,249,132	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2020.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$151	$24,289	$37,894	$334,821	$397,155
Construction	202	7,814	2,670	36,483	47,169
Other	864	187,033	74,370	65,700	327,967
Municipal	3,250	24,970	10,621	10,803	49,644
Residential
Term	—	9,105	39,427	451,161	499,693
Construction	—	614	—	14,093	14,707
Home equity line of credit	—	624	522	85,873	87,019
Consumer	7,783	6,418	7,478	6,590	28,269
Total loans	$12,250	$260,867	$172,982	$1,005,524	$1,451,623

The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2020.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$266,387	18.4%	$130,768	9.0%	$397,155	27.4%
Construction	42,808	2.9%	4,361	0.3%	47,169	3.2%
Other	273,163	18.8%	54,804	3.8%	327,967	22.6%
Municipal	48,729	3.3%	915	0.1%	49,644	3.4%
Residential
Term	416,256	28.7%	83,437	5.7%	499,693	34.4%
Construction	14,707	1.0%	—	0.1%	14,707	1.1%
Home equity line of credit	1,657	0.1%	85,362	5.9%	87,019	6.0%
Consumer	20,854	1.4%	7,415	0.5%	28,269	1.9%
Total loans	$1,084,561	74.7%	$367,062	25.4%	$1,451,623	100.0%

Loan Concentrations
As of June 30, 2020, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. In response to the consequences of COVID-19, we have increased the rigor and frequency of our loan portfolio monitoring and borrower contact, particularly within those industry groups thought to be most vulnerable, including the lodging, restaurant and hospitality sectors; as additional information becomes available, an increase to our Allowance for Loan Losses is likely. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan- specific or qualitative metrics the Company uses to estimate its allowance for loan losses.

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2020, impaired loans with specific reserves totaled $4.7 million and the amount of such reserves was $917,000. This compares to impaired loans with specific reserves of $11.1 million at December 31, 2019 and the amount of such reserves was $2.2 million. Several impaired loans at December 31, 2019 were paid off or otherwise resolved in the six months ended June 30, 2020, accounting for the $9.3 million decrease in impaired loans and the $1.3 million reduction in specific reserves.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2020 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of June 30, 2020 and 2019 and December 31, 2019. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2020		December 31, 2019		June 30, 2019
Commercial
Real estate	$4,511	27.4%	$3,742	28.7%	$3,609	28.8%
Construction	524	3.2%	365	3.0%	309	2.6%
Other	3,689	22.6%	3,329	16.9%	3,281	16.5%
Municipal	110	3.4%	27	3.2%	25	2.9%
Residential
Term	2,261	34.4%	1,024	37.9%	1,106	38.5%
Construction	64	1.1%	25	1.2%	23	1.1%
Home equity line of credit	1,284	6.0%	1,078	7.1%	633	7.6%
Consumer	658	1.9%	867	2.0%	649	2.0%
Unallocated	1,009	—%	1,182	—%	1,836	—%
Total	$14,110	100.0%	$11,639	100.0%	$11,471	100.0%
The allowance for loan losses totaled $14.1 million at June 30, 2020, compared to $11.6 million as of December 31, 2019 and $11.5 million as of June 30, 2019. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $1.3 million in the first six months of 2020 from $2.2 million at December 31, 2019 to $917,000 at June 30, 2020. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $169,000 in the first six months of 2020. The portion of the reserve based on qualitative factors increased $4.1 million in the first six months of 2020 due to a mix of factors. These included initial impacts of the COVID-19 pandemic on various macroeconomic measures used in the qualitative model, as well as top down and unit level analysis of the loan portfolio for factors such as COVID-19 related modifications and industry segments particularly vulnerable to social distancing. Unallocated reserves of $1.2 million, or 10.2% of the total reserve at December 31, 2019, decreased to $1.0 million, or 7.2% as of June 30, 2020. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the unallocated portion of the reserve at June 30, 2020 adequately addresses general imprecision related to loan portfolio growth, along with other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance.

A breakdown of the allowance for loan losses as of June 30, 2020, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$199	$631	$3,681	$—	$4,511
Construction	20	74	430	—	524
Other	132	521	3,036	—	3,689
Municipal	—	—	110	—	110
Residential
Term	269	285	1,707	—	2,261
Construction	—	9	55	—	64
Home equity line of credit	292	99	893	—	1,284
Consumer	5	195	458	—	658
Unallocated	—	—	—	1,009	1,009
	$917	$1,814	$10,370	$1,009	$14,110
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $2.8 million for the first six months of 2020 and $625,000 the first six months of 2019. Net chargeoffs were $279,000 in the first six months of 2020, down from $386,000 in the first six months of 2019. Our allowance as a percentage of outstanding loans was 0.97% as of June 30, 2020, up from 0.90% as of December 31, 2019, and 0.92% as of June 30, 2019.

The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019:

Dollars in thousands	June 30, 2020	December 31, 2019	June 30, 2019
Balance at the beginning of year	$11,639	$11,232	$11,232
Loans charged off:
Commercial
Real estate	—	89	53
Construction	—	—	—
Other	17	179	109
Municipal	—	—	—
Residential
Term	46	445	93
Construction	—	—	—
Home equity line of credit	153	69	38
Consumer	201	338	187
Total	417	1,120	480
Recoveries on loans previously charged off
Commercial
Real estate	—	15	13
Construction	—	—	—
Other	20	73	2
Municipal	—	—	—
Residential
Term	26	57	6
Construction	—	—	—
Home equity line of credit	19	4	2
Consumer	73	128	71
Total	138	277	94
Net loans charged off	279	843	386
Provision for loan losses	2,750	1,250	625
Balance at end of period	$14,110	$11,639	$11,471
Ratio of net loans charged off to average loans outstanding[1]	0.04%	0.07%	0.06%
Ratio of allowance for loan losses to total loans outstanding	0.97%	0.90%	0.92%
1 Annualized using a 366-day basis for 2020 and a 365-day basis for 2019.
In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, including effects of the COVID-19 pandemic.

COVID-19 Impact on Loan Portfolio
The Company is actively working with borrowers impacted by the COVID-19 outbreak. As of June 30, 2020, a total of 867 loan modification requests have been completed in conformance with the Interagency Statement on Loan Modifications and Reporting issued March 23, 2020 and/or Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, representing $239.5 million in loan balances, or approximately 16.5% of the overall loan portfolio. None of these modifications are classified as Troubled Debt Restructures, are not included in past due loan totals so long as modified terms are met, and continue to accrue interest.

First National Bank is a designated SBA preferred lender and had processed 1,618 Paycheck Protection Program loan requests totaling $96.0 million in funds disbursed to qualified small businesses as of June 30, 2020.
The ultimate impact of the consequences of COVID-19 upon borrowers and ultimately the Company's loan portfolio metrics remains difficult to estimate or ascertain. The State of Maine, where most of the Bank's customers reside and/or operate has gradually re-opened its economy, however, quarantines for visitors from most states and limits on the size of public gatherings remain in place.
As of June 30, 2020 approximately 8.7% of the Company’s loan portfolio consisted of hospitality or restaurant industry borrowers, considered amongst the most impacted by COVID-19. As of June 30, 2020, 83 COVID-19 related loan modifications have been completed within the hospitality and restaurant segments representing $64.8 million in loan balances, or 51.5% of total hospitality and restaurant industry loans.
The Company regularly monitors activity on open credit lines and to date credit line utilization has not increased as a result of COVID-19's impact on the economy. Commercial credit line balances decreased in the second quarter of 2020 with an average utilization rate of 51.0%, down from an average utilization rate of 61.5% in the first quarter of 2020 and down from an average of 56.8% in the second quarter of 2019. Home equity line of credit balances also decreased in the second quarter of 2020 resulting in an average utilization rate for the quarter of 51.1%, down slightly from 51.6% in the first quarter of 2020 and down from 52.2% in the second quarter of 2020.
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
Generally, when a loan becomes 90 days past due it is evaluated for collateral dependency based upon the most recent appraisal or other evaluation method. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs, or, in certain situations, the difference between the loan balance and the collateral value less selling costs is written off. Concurrently, a new appraisal or valuation may be ordered, depending on collateral type, currency of the most recent valuation, the size of the loan, and other factors appropriate to the loan. Upon receipt and acceptance of the new valuation, the loan may have an additional specific reserve or write down based on the updated collateral value. On an ongoing basis, appraisals or valuations may be done periodically on collateral dependent nonperforming loans and an additional specific reserve or write down will be made, if appropriate, based on the new collateral value.
Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on nonaccrual loans are applied to the principal balance of the loan.
Nonperforming loans, expressed as a percentage of total loans, totaled 0.57% at June 30, 2020 compared to 1.28% at December 31, 2019 and 1.23% at June 30, 2019. The following table shows the distribution of nonperforming loans by class as of June 30, 2020 and 2019 and December 31, 2019:

Dollars in thousands	June 30, 2020	December 31, 2019	June 30, 2019
Commercial
Real estate	$1,245	$1,784	$1,532
Construction	232	256	261
Other	323	6,534	7,014
Municipal	—	—	—
Residential
Term	4,685	5,899	5,892
Construction	—	—	—
Home equity line of credit	1,854	2,171	694
Consumer	5	5	—
Total nonperforming loans	$8,344	$16,649	$15,393
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2020, loans 90 or more days past due and still accruing interest totaled $1.5 million, compared to $1.6 million at December 31, 2019 and $672,000 at June 30, 2019.

Troubled Debt Restructured
A troubled debt restructured ("TDR") constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and
•The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of June 30, 2020, we had 78 loans with a balance of $14.0 million that have been restructured. This compares to 81 loans with a balance of $21.4 million and 83 loans with a balance of $24.5 million classified as TDRs as of December 31, 2019 and June 30, 2019, respectively.
The following table shows the activity in loans classified as TDRs between December 31, 2019 and June 30, 2020:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2019	81	$21,424
Added in 2020	2	190
Principal reduction on loans added in 2020		(2)
Net added in 2020		188
Loans paid off in 2020	(5)	(6,234)
Repayments in 2020	—	(1,365)
Total at June 30, 2020	78	$14,013

As of June 30, 2020, 53 loans with an aggregate balance of $11.3 million were performing under the modified terms, two loans with an aggregate balance of $334,000 were more than 30 days past due and accruing and 23 loans with an aggregate balance of $2.3 million were on nonaccrual. As a percentage of aggregate outstanding balance, 80.9% were performing under the modified terms, 2.4% were more than 30 days past due and accruing and 16.7% were on nonaccrual. The performance status of all TDRs as of June 30, 2020, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$4,504	$—	$81	$4,585
Construction	701	—	—	701
Other	530	—	247	777
Municipal	—	—	—	—
Residential
Term	5,292	334	1,851	7,477
Construction	—	—	—	—
Home equity line of credit	307	—	166	473
Consumer	—	—	—	—
	$11,334	$334	$2,345	$14,013
Percent of balance	80.9%	2.4%	16.7%	100.0%
Number of loans	53	2	23	78
Associated specific reserve	$318	$—	$225	$543

Residential TDRs (including home equity lines of credit) as of June 30, 2020 included 54 loans with an aggregate balance of $8.0 million, and the modifications granted fell into five major categories. Loans totaling $5.3 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $2.9 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $491,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Rate concessions were granted on loans totaling $1.6 million. Loans with an aggregate balance of $868,000 were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of June 30, 2020 were comprised of 24 loans with a balance of $6.0 million. Of this total, six loans with an aggregate balance of $1.3 million had an extended period of interest-only payments, deferring the start of principal repayment. Three loans with an aggregate balance of $1.6 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Eight loans with an aggregate balance of $1.1 million had a deferral of payment. The remaining seven loans with an aggregate balance of $2.0 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of June 30, 2020, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.0 million. There were also 23 loans with an outstanding balance of $2.3 million that were classified as TDRs and on non-accrual status, of which two loans with an outstanding balance of $431,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $20.0 million at June 30, 2020, and have decreased $9.3 million from December 31, 2019. There were 143 impaired loans at June 30, 2020 down from 150 loans at December 31, 2019. Impaired commercial loans decreased $6.8 million between December 31, 2019 and June 30, 2020. The specific allowance for impaired commercial loans decreased from $1.5 million at December 31, 2019 to $351,000 as of June 30, 2020, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2019 to June 30, 2020, impaired residential loans decreased $2.1 million and impaired home equity lines of credit decreased $327,000.

The following table sets forth impaired loans as of June 30, 2020 and 2019 and December 31, 2019:

Dollars in thousands	June 30, 2020	December 31, 2019	June 30, 2019
Commercial
Real estate	$5,749	$6,309	$8,961
Construction	934	958	982
Other	853	7,075	7,582
Municipal	—	—	—
Residential
Term	10,311	12,439	12,636
Construction	—	—	—
Home equity line of credit	2,161	2,488	1,019
Consumer	5	5	—
Total	$20,013	$29,274	$31,180

Past Due Loans
The Bank's overall loan delinquency ratio was 0.66% at June 30, 2020 compared to 1.16% at December 31, 2019 and 0.98% at June 30, 2019. Loans 90 days delinquent and accruing decreased from $1.6 million at December 31, 2019 to $1.5 million as of June 30, 2020. The following table sets forth loan delinquencies as of June 30, 2020 and 2019 and December 31, 2019:

Dollars in thousands	June 30, 2020	December 31, 2019	June 30, 2019
Commercial
Real estate	$1,258	$1,774	$1,068
Construction	—	271	15
Other	1,924	5,028	2,295
Municipal	—	—	—
Residential
Term	3,533	4,640	7,279
Construction	—	—	—
Home equity line of credit	2,581	2,957	1,242
Consumer	261	347	375
Total	$9,557	$15,017	$12,274
Loans 30-89 days past due to total loans	0.23%	0.63%	0.55%
Loans 90+ days past due and accruing to total loans	0.10%	0.12%	0.05%
Loans 90+ days past due on non-accrual to total loans	0.33%	0.40%	0.37%
Total past due loans to total loans	0.66%	1.16%	0.98%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2020, there were two potential problem loans with a balance of $61,000 or 0.004% of total loans. This compares to nine loans with a balance of $1.3 million or 0.10% of total loans at December 31, 2019.
As of June 30, 2020, there were 17 loans in the process of foreclosure with a total balance of $2.5 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2020 there were five properties owned with an OREO balance of $851,000, compared to December 31, 2019 when there were two properties owned with an OREO balance of $279,000 and June 30, 2019 when there were three properties owned with an OREO balance of $289,000. There were no allowance losses in any period.

The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2020	December 31, 2019	June 30, 2019
Carrying Value
Commercial
Real estate	$221	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	630	279	289
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$851	$279	$289
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$—	$—	$—
Net Value
Commercial
Real estate	$221	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	630	279	289
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$851	$279	$289

Liquidity Management
As of June 30, 2020, the Bank had primary sources of liquidity of $889.7 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $344.8 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 77.6% of total average assets in the first six months of 2020. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with two correspondent banks and availability through the Federal Reserve Bank Borrower in Custody program. In the second quarter of 2020 the Bank enrolled in the Paycheck Protection Program Liquidity Facility (PPPLF) offered by the Federal Reserve Bank of Boston. PPPLF offers the ability to obtain advances dollar for dollar against the value of pledged PPP loans. The facility will be available to draw upon until December 31, 2020; no PPPLF advances have been taken to date.
Deposits
During the first six months of 2020, total deposits increased by $89.7 million or 5.4% from December 31, 2019 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $114.0 million or 14.3% in the first six months of 2020, money market deposits increased $9.0 million or 5.6%, and certificates of deposit decreased $33.3 million or 4.8%. Between June 30, 2019 and June 30, 2020, total deposits increased by $147.2 million or 9.2%. Low-cost deposits increased by $165.7 million or 22.2%, money market accounts increased $41.8 million or 32.6%, and certificates of deposit decreased $60.4 million or 8.4%. The increase in low-cost deposits and further utilization of borrowed funds allowed for a decrease in higher cost Certificates of Deposit.
Borrowed Funds
The Company uses funding from the Federal Home Loan Bank of Boston (FHLB), the Federal Reserve Bank of Boston (FRB) and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2020, borrowed funds increased $93.9 million or 50.7% from December 31, 2019. Between June 30, 2019 and June 30, 2020, borrowed funds increased by $96.9 million or 53.3%. Factors in the year-to-date and year-to-year increases include a $50 million short term advance from the FRB Discount Window in the first quarter of 2020, subsequently renewed, and an increase of $24 million in repurchase agreement balances in the second quarter of 2020.
Shareholders' Equity
Shareholders' equity as of June 30, 2020 was $216.6 million, compared to $212.5 million as of December 31, 2019 and $204.6 million as of June 30, 2019. The Company's earnings in the first six months of 2020, net of dividends declared, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" now stands at $7.1 million as of June 30, 2020 compared to $3.7 million as of December 31, 2019. The net unrealized loss on cash flow hedging derivative instruments now stands at $6.2 million, compared to the $97,000 gain as of December 31, 2019.
A cash dividend of $0.31 per share was declared in the second quarter of 2020. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 50.83% for the first six months of 2020 compared to 50.86% for the same period in 2019. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2020 is this year's net income plus $26.1 million.
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
The Company met each of the well-capitalized ratio guidelines at June 30, 2020. The following tables indicate the capital ratios for the Bank and the Company at June 30, 2020 and December 31, 2019.

As of June 30, 2020	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.38%	13.86%	13.86%	14.93%
Company	8.42%	13.96%	13.96%	15.03%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2019	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.84%	14.25%	14.25%	15.19%
Company	8.88%	14.34%	14.34%	15.27%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The Bank maintains and annually updates a capital plan over a five year horizon; the capital plan was updated in the second quarter of 2020. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status. To further validate its internal results, the Bank engaged a third party consultant during the second quarter of 2020 to conduct credit stress tests on its loan portfolio under six scenarios. Three of the scenarios emulated the Federal Reserve's Dodd Frank Act Stress Tests (DFAST), two were pandemic scenarios developed in response to COVID-19 by a leading forecasting firm, and a final severe Coronavirus pandemic scenario developed by the consultant. The consultant's report applied projected credit losses over a thirteen quarter horizon to the Bank's capital position with immediate effect. In each of the six scenarios the Bank remained well capitalized.

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
During the first quarter of 2020, the Bank took advantage of market opportunities to restructure several interest rate swap positions and extend funding at favorable interest rates. At June 30, 2020, the Bank had 11 outstanding off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $260.0 million and an unrealized loss of $6.2 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At June 30, 2020, the Bank's derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the three contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of June 30, 2020, the Bank had customer loan swap contracts in place with a total notional value of $49.8 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2020:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$278,805	$223,703	$—	$55,102	$—
Operating leases	63	16	33	14	—
Certificates of deposit	656,633	457,379	161,688	37,566	—
Total	$935,501	$681,098	$161,721	$92,682	$—
Total loan commitments and unused lines of credit	$219,397	$219,397	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2020 was 1.08% of total assets compared to -5.96% of total assets at December 31, 2019. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2020, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$88,203	$164,188	$230,886	$170,185
Restricted stock, at cost	9,508	—	—	1,037
Loans held for sale	—	—	—	4,950
Loans	465,720	266,976	535,575	183,352
Other interest-earning assets	3,288	24,431	—	—
Non-rate-sensitive assets	26,447	—	—	92,378
Total assets	593,166	455,595	766,461	451,902
Interest-bearing deposits	546,165	253,950	200,049	584,761
Borrowed funds	140,000	22,600	55,101	—
Non-rate-sensitive liabilities and equity	33,822	27,825	34,100	368,751
Total liabilities and equity	719,987	304,375	289,250	953,512
Period gap	$(126,821)	$151,220	$477,211	$(501,610)
Percent of total assets	(5.59)%	6.67%	21.05%	(22.13)%
Cumulative gap (current)	$(126,821)	$24,399	$501,610	$—
Percent of total assets	(5.59)%	1.08%	22.13%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.1% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.1% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 3.2% in a falling-rate scenario, and lower than that earned in a stable rate environment by 2.8% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2020 and December 31, 2019 is presented in the following table:

Changes in Net Interest Income	June 30, 2020	December 31, 2019
Year 1
Projected change if rates decrease by 1.0%	-0.1%	0.2%
Projected change if rates increase by 2.0%	-0.1%	-4.3%
Year 2
Projected change if rates decrease by 1.0%	-3.2%	-0.9%
Projected change if rates increase by 2.0%	-2.8%	-10.1%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2020, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2020, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. In response the the COVID-19 pandemic, the Federal Open Market Committee in March 2020 lowered its short-term benchmark interest rate by 150 basis points to a range of 0.00% to 0.25%. Management expects that short-term interest rates are likely to remain in this range for at least the next several quarters, and believes that the current level of interest rate risk is acceptable.

Cessation of LIBOR
The Company is aware that LIBOR may no longer be published after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee (ARRC) to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate (SOFR) as a replacement for LIBOR. The International Swap and Derivatives Association (ISDA), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and replacement rates, including having replacement rates in place before the possible cessation of LIBOR at the end of 2021, and has committed to providing more definitive recommendations later in 2020. The Company has formed a working group to address the change away from LIBOR. Management intends to continue to monitor developments from ARRC and ISDA closely, and expects to pursue the steps ultimately recommended to provide for an orderly transition to a post-LIBOR environment. Of the interest rate swap contracts the Bank has in place as of June 30, 2020, two contracts carrying a total notional amount of $50 million are set to mature prior to December 31, 2021; nine contracts with a total notional amount of $210 million have maturity dates beyond December 31, 2021. The three customer loan swap contracts have maturity dates of December 19, 2029, July 1, 2035 and October 1, 2039.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2020, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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
The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operations. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•employees contracting COVID-19
•unavailability of key personnel necessary to conduct our business activities
•disruption resulting from having a majority of employees work remotely
•repeated or sustained closures of our branch lobbies
•declines in demand for loans and other banking services
•reduced consumer spending due to job losses or other impacts of the virus
•adverse conditions in financial markets may have a negative impact on our investment portfolio
•adverse economic conditions result in a slowdown in municipal tax collections potentially impacting municipal loans, investment and deposit balances
•decline in credit quality of our loan portfolio leading to increased provisions for loan losses
•declines in the value of loan collateral, including residential and commercial real estate
•decline in the liquidity of borrowers and guarantors impairing their ability to honor financial commitments
•actions of governmental entities to limit business activities

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the six months ended June 30, 2020:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2020	3,491	29.33	—	—
February 2020	1,806	28.47	—	—
March 2020	—	—	—	—
April 2020	—	—	—	—
May 2020	—	—	—	—
June 2020	—	—	—	—
	5,297	$28.83	—	—

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

Date: August 7, 2020

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: August 7, 2020