Form 10-Q
period 2020-09-30
First Bancorp, Inc /ME/
filed 2020-11-06
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2020
Common Stock: 10,947,662 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarter ended September 30,
except for per share amounts	2020	2019	2020	2019
Summary of Operations
Interest Income	$57,986	$58,994	$18,506	$19,904
Interest Expense	13,832	19,919	3,761	6,678
Net Interest Income	44,154	39,075	14,745	13,226
Provision for Loan Losses	4,550	875	1,800	250
Non-Interest Income	13,627	10,281	4,805	3,532
Non-Interest Expense	29,236	26,168	9,276	9,040
Net Income	20,159	18,839	7,095	6,288
Per Common Share Data
Basic Earnings per Share	$1.86	$1.74	$0.65	$0.58
Diluted Earnings per Share	1.84	1.73	0.65	0.58
Cash Dividends Declared	0.92	0.89	0.31	0.30
Book Value per Common Share	20.05	19.13	20.05	19.13
Tangible Book Value per Common Share[2]	17.32	16.39	17.32	16.39
Market Value	21.07	27.49	21.07	27.49
Financial Ratios
Return on Average Equity[1]	12.32%	12.49%	12.80%	11.99%
Return on Average Tangible Common Equity[1,2]	14.27%	14.67%	14.81%	14.01%
Return on Average Assets[1]	1.22%	1.26%	1.24%	1.24%
Average Equity to Average Assets	9.89%	10.11%	9.65%	10.33%
Average Tangible Equity to Average Assets[2]	8.54%	8.61%	8.34%	8.84%
Net Interest Margin Tax-Equivalent[1,2]	2.93%	2.90%	2.82%	2.88%
Dividend Payout Ratio	49.46%	51.15%	47.69%	51.72%
Allowance for Loan Losses/Total Loans	1.07%	0.93%	1.07%	0.93%
Non-Performing Loans to Total Loans	0.63%	1.33%	0.63%	1.33%
Non-Performing Assets to Total Assets	0.43%	0.84%	0.43%	0.84%
Efficiency Ratio[2]	50.00%	51.12%	45.97%	52.08%
At Period End
Total Assets	$2,296,626	$2,033,227	$2,296,626	$2,033,227
Total Loans	1,436,646	1,263,459	1,436,646	1,263,459
Total Investment Securities	682,647	634,566	682,647	634,566
Total Deposits	1,763,059	1,623,290	1,763,059	1,623,290
Total Shareholders' Equity	219,440	208,489	219,440	208,489
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2020 and 2019 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
November 6, 2020

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	September 30, 2020	December 31, 2019	September 30, 2019
Assets
Cash and cash equivalents	$22,742,000	$14,433,000	$21,418,000
Interest bearing deposits in other banks	48,111,000	11,310,000	16,714,000
Securities available for sale	340,140,000	360,520,000	326,798,000
Securities to be held to maturity (fair value of $342,062,000 at September 30, 2020, $287,045,000 at December 31, 2019 and $306,647,000 at September 30, 2019)	331,962,000	281,606,000	298,786,000
Restricted equity securities, at cost	10,545,000	8,982,000	8,982,000
Loans held for sale	6,387,000	154,000	852,000
Loans	1,436,646,000	1,297,075,000	1,263,459,000
Less allowance for loan losses	15,371,000	11,639,000	11,765,000
Net loans	1,421,275,000	1,285,436,000	1,251,694,000
Accrued interest receivable	10,249,000	7,167,000	7,636,000
Premises and equipment, net	27,110,000	21,305,000	21,232,000
Other real estate owned	777,000	279,000	279,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	47,523,000	47,799,000	49,031,000
Total assets	$2,296,626,000	$2,068,796,000	$2,033,227,000
Liabilities
Demand deposits	$248,444,000	$169,777,000	$171,623,000
NOW deposits	492,223,000	393,569,000	400,514,000
Money market deposits	156,948,000	161,000,000	148,689,000
Savings deposits	275,513,000	236,141,000	240,691,000
Certificates of deposit	589,931,000	689,979,000	661,773,000
Total deposits	1,763,059,000	1,650,466,000	1,623,290,000
Borrowed funds – short term	228,687,000	174,850,000	171,310,000
Borrowed funds – long term	55,100,000	10,105,000	10,107,000
Other liabilities	30,340,000	20,867,000	20,031,000
Total liabilities	2,077,186,000	1,856,288,000	1,824,738,000
Shareholders' equity
Common stock, one cent par value per share	109,000	109,000	109,000
Additional paid-in capital	64,943,000	63,964,000	63,602,000
Retained earnings	154,783,000	144,839,000	141,509,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available for sale	5,520,000	3,657,000	3,686,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(139,000)	(182,000)	(189,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(5,800,000)	97,000	(265,000)
Net unrealized gain on postretirement costs	24,000	24,000	37,000
Total shareholders' equity	219,440,000	212,508,000	208,489,000
Total liabilities & shareholders' equity	$2,296,626,000	$2,068,796,000	$2,033,227,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,942,959	10,899,210	10,896,331
Book value per common share	$20.05	$19.50	$19.13
Tangible book value per common share	$17.32	$16.75	$16.39
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans (includes tax-exempt income of $899,000 YTD September 30, 2020 and $1,001,000 YTD September 30, 2019)	$44,124,000	$44,450,000	$14,109,000	$14,993,000
Interest on deposits with other banks	87,000	145,000	8,000	48,000
Interest and dividends on investments (includes tax-exempt income of $5,649,000 YTD September 30, 2020 and $5,480,000 YTD September 30, 2019)	13,775,000	14,399,000	4,389,000	4,863,000
Total interest income	57,986,000	58,994,000	18,506,000	19,904,000
Interest expense
Interest on deposits	11,613,000	17,739,000	2,866,000	5,983,000
Interest on borrowed funds	2,219,000	2,180,000	895,000	695,000
Total interest expense	13,832,000	19,919,000	3,761,000	6,678,000
Net interest income	44,154,000	39,075,000	14,745,000	13,226,000
Provision for loan losses	4,550,000	875,000	1,800,000	250,000
Net interest income after provision for loan losses	39,604,000	38,200,000	12,945,000	12,976,000
Non-interest income
Investment management and fiduciary income	2,712,000	2,459,000	909,000	822,000
Service charges on deposit accounts	1,257,000	1,747,000	375,000	577,000
Net securities gains	1,179,000	15,000	—	15,000
Mortgage origination and servicing income, net of amortization	3,802,000	1,227,000	1,914,000	576,000
Other operating income	4,677,000	4,833,000	1,607,000	1,542,000
Total non-interest income	13,627,000	10,281,000	4,805,000	3,532,000
Non-interest expense
Salaries and employee benefits	14,719,000	13,698,000	5,032,000	4,865,000
Occupancy expense	2,117,000	1,931,000	709,000	644,000
Furniture and equipment expense	3,438,000	2,969,000	1,184,000	969,000
FDIC insurance premiums	548,000	439,000	189,000	—
Amortization of identified intangibles	32,000	32,000	10,000	10,000
Other operating expense	8,382,000	7,099,000	2,152,000	2,552,000
Total non-interest expense	29,236,000	26,168,000	9,276,000	9,040,000
Income before income taxes	23,995,000	22,313,000	8,474,000	7,468,000
Income tax expense	3,836,000	3,474,000	1,379,000	1,180,000
NET INCOME	$20,159,000	$18,839,000	$7,095,000	$6,288,000
Basic earnings per common share	$1.86	$1.74	$0.65	$0.58
Diluted earnings per common share	$1.84	$1.73	$0.65	$0.58
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	$1,863,000	$8,737,000	$(1,580,000)	$936,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of amortization	43,000	8,000	7,000	1,000
Net unrealized gain (loss) on cash flow hedging derivative instruments	(5,897,000)	(1,703,000)	387,000	(340,000)
Other comprehensive gain (loss)	(3,991,000)	7,042,000	(1,186,000)	597,000
Comprehensive income	$16,168,000	$25,881,000	$5,909,000	$6,885,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
Net income	—	—	18,839,000	—	18,839,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,737,000	8,737,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(1,703,000)	(1,703,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	8,000	8,000
Comprehensive income	—	—	18,839,000	7,042,000	25,881,000
Cash dividends declared ($0.89 per share)	—	—	(9,694,000)	—	(9,694,000)
Equity compensation expense	—	368,000	—	—	368,000
Payment to repurchase common stock	(4,179)	—	(96,000)		(96,000)
Issuance of restricted stock	19,087	—	—	—	—
Proceeds from sale of common stock	18,772	488,000	—	—	488,000
Balance at September 30, 2019	10,896,331	$63,711,000	$141,509,000	$3,269,000	$208,489,000

Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
Net income	—	—	20,159,000	—	20,159,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,863,000	1,863,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax		—	—	(5,897,000)	(5,897,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax		—	—	43,000	43,000
Comprehensive income (loss)	—	—	20,159,000	(3,991,000)	16,168,000
Cash dividends declared ($0.92 per share)	—	—	(10,058,000)	—	(10,058,000)
Equity compensation expense	—	482,000	—	—	482,000
Payment to repurchase common stock	(5,447)	—	(157,000)	—	(157,000)
Issuance of restricted stock	27,345	—	—	—	—
Proceeds from sale of common stock	21,851	497,000	—	—	497,000
Balance at September 30, 2020	10,942,959	$65,052,000	$154,783,000	$(395,000)	$219,440,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net income	$20,159,000	$18,839,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,670,000	1,398,000
Change in deferred taxes	(24,000)	232,000
Provision for loan losses	4,550,000	875,000
Loans originated for resale	(53,772,000)	(14,177,000)
Proceeds from sales and transfers of loans	49,941,000	13,732,000
Net gain on sales of loans	(2,402,000)	(407,000)
Net gain on sale or call of securities	(1,179,000)	(15,000)
Net amortization of premiums on investments	1,425,000	752,000
Net (gain) loss on sale of other real estate owned	5,000	(113,000)
Provision for losses on other real estate owned	45,000	—
Equity compensation expense	482,000	368,000
Net increase in other assets and accrued interest	(9,757,000)	(9,743,000)
Net increase in other liabilities	9,579,000	2,036,000
Net (gain) loss on disposal of premises and equipment	(3,000)	386,000
Amortization of investment in limited partnership	313,000	230,000
Net acquisition amortization	32,000	32,000
Net cash provided by operating activities	21,064,000	14,425,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(36,801,000)	(4,635,000)
Proceeds from sales of securities available for sale	70,869,000	3,835,000
Proceeds from maturities, payments and calls of securities available for sale	90,809,000	51,633,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	62,916,000	17,963,000
Proceeds from sales of other real estate owned	279,000	418,000
Purchases of securities available for sale	(139,353,000)	(54,553,000)
Purchases of securities to be held to maturity	(113,052,000)	(61,051,000)
Redemption of restricted equity securities	—	2,604,000
Purchase of restricted equity securities	(1,563,000)	—
Net increase in loans	(141,216,000)	(25,518,000)
Capital expenditures	(7,475,000)	(960,000)
Proceeds from disposal of premises and equipment	3,000	—
Net cash used by investing activities	(214,584,000)	(70,264,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	212,641,000	25,821,000
Net increase (decrease) in certificates of deposit	(100,048,000)	70,384,000
Net increase in short-term borrowings	53,837,000	—
Advances on long-term borrowings	55,000,000	—
Repayment on long-term borrowings	(10,005,000)	(28,900,000)
Payment to repurchase common stock	(157,000)	(96,000)
Proceeds from sale of common stock	497,000	488,000
Dividends paid	(9,936,000)	(9,574,000)
Net cash provided by financing activities	201,829,000	58,123,000
Net increase in cash and cash equivalents	8,309,000	2,284,000
Cash and cash equivalents at beginning of period	14,433,000	19,134,000
Cash and cash equivalents at end of period	$22,742,000	$21,418,000

	For the nine months ended
	September 30, 2020	September 30, 2019
Interest paid	$14,066,000	$19,858,000
Income taxes paid	3,917,000	3,390,000
Non-cash transactions
Net transfer from loans to other real estate owned	$827,000	$—
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

Risks and Uncertainties
The impact of the coronavirus disease (COVID-19) continues to cause disruption and uncertainty in the local, national, and world economies. To curtail spread of the virus, governments at all levels have encouraged social distancing and many have imposed restrictions on travel and group meetings, and/or mandated shut-downs of all but essential businesses. The pace of re-opening varies across the United States, and some locations have considered or proceeded with reimposed restrictions after experiencing increases in infection rates. Much of the unprecedented uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any government actions to mitigate them initially experienced in the first two quarters of 2020 has continued in the third quarter and early stages of the the fourth quarter.
The Company’s business, financial condition and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The Bank's primary market is the State of Maine, which relies upon tourism for a significant percentage of its economic activity. COVID-19 has adversely impacted the tourism industry to a greater degree than other industries, however, it remains the case that an assessment of the impact cannot be completed with a high degree of certainty at this time. In addition to loans, demand for other products and services could be impacted by COVID-19. Depositors and other funding sources may be unwilling to renew certificates of deposit or other types of funding, or may only be willing to do so on terms, including higher interest rates, that are materially less favorable than the Bank has experienced in the recent past. Certain fee based activities such as service charges, interchange revenues, and wealth management activity, could be impacted due to lower activity or market declines. Accordingly, while management expects this matter may have a negative impact on the Company's financial position and results of future operations, the materiality of such potential impact cannot be reasonably estimated as of the date of this report, November 6, 2020.

Subsequent Events
Events occurring subsequent to September 30, 2020, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$27,545,000	$180,000	$(228,000)	$27,497,000
Mortgage-backed securities	270,336,000	6,737,000	(649,000)	276,424,000
State and political subdivisions	35,271,000	1,240,000	(292,000)	36,219,000
	$333,152,000	$8,157,000	$(1,169,000)	$340,140,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$26,146,000	$294,000	$—	$26,440,000
Mortgage-backed securities	43,414,000	844,000	(119,000)	44,139,000
State and political subdivisions	245,152,000	8,660,000	(69,000)	253,743,000
Corporate securities	17,250,000	490,000	—	17,740,000
	$331,962,000	$10,288,000	$(188,000)	$342,062,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,508,000	$—	$—	$9,508,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,545,000	$—	$—	$10,545,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$7,500,000	$—	$(102,000)	$7,398,000
Mortgage-backed securities	323,277,000	4,173,000	(833,000)	326,617,000
State and political subdivisions	25,113,000	1,392,000	—	26,505,000
	$355,890,000	$5,565,000	$(935,000)	$360,520,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$32,840,000	$47,000	$(26,000)	$32,861,000
Mortgage-backed securities	14,431,000	450,000	(16,000)	14,865,000
State and political subdivisions	219,585,000	4,936,000	(109,000)	224,412,000
Corporate securities	14,750,000	157,000	—	14,907,000
	$281,606,000	$5,590,000	$(151,000)	$287,045,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$317,553,000	$5,327,000	$(690,000)	$322,190,000
State and political subdivisions	4,580,000	28,000	—	4,608,000
	$322,133,000	$5,355,000	$(690,000)	$326,798,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$32,840,000	$93,000	$—	$32,933,000
Mortgage-backed securities	15,584,000	502,000	(16,000)	16,070,000
State and political subdivisions	236,612,000	7,136,000	(48,000)	243,700,000
Corporate securities	13,750,000	194,000	—	13,944,000
	$298,786,000	$7,925,000	$(64,000)	$306,647,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

The following table summarizes the contractual maturities of investment securities at September 30, 2020:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$7,097,000	$7,159,000	$2,454,000	$2,462,000
Due in 1 to 5 years	23,789,000	24,260,000	32,595,000	33,683,000
Due in 5 to 10 years	58,430,000	60,086,000	176,400,000	182,370,000
Due after 10 years	243,836,000	248,635,000	120,513,000	123,547,000
	$333,152,000	$340,140,000	$331,962,000	$342,062,000

The following table summarizes the contractual maturities of investment securities at December 31, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$127,000	$127,000	$1,334,000	$1,338,000
Due in 1 to 5 years	36,534,000	36,778,000	25,860,000	26,323,000
Due in 5 to 10 years	93,134,000	95,014,000	179,133,000	182,834,000
Due after 10 years	226,095,000	228,601,000	75,279,000	76,550,000
	$355,890,000	$360,520,000	$281,606,000	$287,045,000

The following table summarizes the contractual maturities of investment securities at September 30, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$189,000	$189,000	$1,241,000	$1,245,000
Due in 1 to 5 years	36,304,000	36,703,000	23,460,000	23,920,000
Due in 5 to 10 years	91,242,000	93,419,000	184,234,000	188,811,000
Due after 10 years	194,398,000	196,487,000	89,851,000	92,671,000
	$322,133,000	$326,798,000	$298,786,000	$306,647,000
At September 30, 2020, securities with a fair value of $285,253,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $214,173,000 as of December 31, 2019 and $216,903,000 at September 30, 2019, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2020 and 2019:

	For the nine months ended September 30,		For the quarter ended September 30,
	2020	2019	2020	2019
Proceeds from sales of securities	$79,469,000	$4,725,000	$—	$4,725,000
Gross realized gains	1,526,000	82,000	—	82,000
Gross realized losses	(347,000)	(67,000)	—	(67,000)
Net gain	$1,179,000	$15,000	$—	$15,000
Related income taxes	$248,000	$3,000	$—	$3,000

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
Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2020, there were 75 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 10 had been temporarily impaired for 12 months or more. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of September 30, 2020 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$16,817,000	$(228,000)	$—	$—	$16,817,000	$(228,000)
Mortgage-backed securities	79,816,000	(654,000)	4,216,000	(114,000)	84,032,000	(768,000)
State and political subdivisions	19,201,000	(361,000)	—	—	19,201,000	(361,000)
	$115,834,000	$(1,243,000)	$4,216,000	$(114,000)	$120,050,000	$(1,357,000)

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

As of September 30, 2019, there were 60 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 29 had been temporarily impaired for 12 months or more. In the first quarter of 2019, one issuer of securities held in the portfolio was downgraded by a rating agency to less than investment grade. These securities totaled approximately 0.13% of overall state and municipal security holdings and were subsequently sold during the third quarter 2019.
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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $139,000, net of tax, at September 30, 2020. This compares to $182,000 and $189,000, net of taxes, at December 31, 2019 and September 30, 2019, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of September 30, 2020 and 2019, and December 31, 2019, the Bank's investment in FHLB stock totaled $9,508,000, $7,945,000 and $7,945,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2020. The Company will continue to monitor its investment in FHLB stock.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of September 30, 2020 and 2019 and at December 31, 2019:

	September 30, 2020		December 31, 2019		September 30, 2019
Commercial
Real estate	$407,128,000	28.3%	$372,810,000	28.7%	$368,165,000	29.1%
Construction	52,038,000	3.6%	38,084,000	3.0%	37,242,000	2.9%
Other	309,297,000	21.5%	218,773,000	16.9%	201,859,000	16.0%
Municipal	44,110,000	3.1%	41,288,000	3.2%	36,522,000	2.9%
Residential
Term	497,667,000	34.6%	492,455,000	37.9%	485,490,000	38.4%
Construction	16,101,000	1.2%	14,813,000	1.2%	14,118,000	1.1%
Home equity line of credit	82,982,000	5.8%	92,349,000	7.1%	94,144,000	7.5%
Consumer	27,323,000	1.9%	26,503,000	2.0%	25,919,000	2.1%
Total	$1,436,646,000	100.0%	$1,297,075,000	100.0%	$1,263,459,000	100.0%
Loan balances include net deferred loan costs of $5,323,000 as of September 30, 2020, $7,419,000 as of December 31, 2019, and $7,181,000 as of September 30, 2019. The decrease in net deferred loan costs year-over-year and year-to-date is attributable to PPP loans originated during the second and third quarters of 2020. These loans generated gross origination fee income of $3,797,000 and deferred loan costs of $299,000; year-to-date a net of $788,000 in PPP fees was recognized in interest income. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $379,387,000 at September 30, 2020, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $296,871,000 at December 31, 2019, and $308,163,000 at September 30, 2019. In addition, commercial, construction and home equity loans totaling $271,905,000 at September 30, 2020, $240,133,000 at December 31, 2019, and $254,076,000 at September 30, 2019, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2020, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,397,000	$58,000	$454,000	$2,909,000	$404,219,000	$407,128,000	$—
Construction	—	—	80,000	80,000	51,958,000	52,038,000	—
Other	547,000	258,000	1,871,000	2,676,000	306,621,000	309,297,000	1,464,000
Municipal	—	—	—	—	44,110,000	44,110,000	—
Residential
Term	2,550,000	357,000	1,602,000	4,509,000	493,158,000	497,667,000	—
Construction	—	—	—	—	16,101,000	16,101,000	—
Home equity line of credit	868,000	65,000	1,392,000	2,325,000	80,657,000	82,982,000	—
Consumer	219,000	28,000	30,000	277,000	27,046,000	27,323,000	30,000
Total	$6,581,000	$766,000	$5,429,000	$12,776,000	$1,423,870,000	$1,436,646,000	$1,494,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from Troubled Debt Restructure (TDR) designation. The Company actively worked with borrowers impacted by the COVID-19 outbreak and as of September 30, 2020, a total of 996 loan modification requests for interest-only payments or deferred payments had been completed in conformance with the Interagency Statement or CARES Act, representing $279,700,000 in loan balances, or approximately 20.8% of the loan portfolio excluding PPP balances. One of these modifications of de minimis amount has been classified as a Troubled Debt Restructure since being modified. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest.

As of September 30, 2020, loans totaling $81.0 million, or 6.0% of all loans, remained in either their original modification or a subsequent modification. Modification statuses by portfolio segment are summarized below:

Commercial/Municipal Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	34	6.0%	$6,031,000	3.0%
Subsequent Modification	41	7.0%	20,443,000	9.0%
Still in Original Modification	55	9.0%	30,188,000	13.0%
Out of Modification	452	78.0%	171,407,000	75.0%
Total	582	100.0%	$228,069,000	100.0%

Residential Real Estate Modifications
	Units	Percentage	Balance	Percentage
Paid Off	17	5.0%	$3,102,000	6.0%
Subsequent Modification	97	28.0%	13,857,000	27.0%
Still in Original Modification	125	35.0%	15,565,000	31.0%
Out of Modification	111	32.0%	17,949,000	36.0%
Total	350	100.0%	$50,473,000	100.0%

Consumer Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	8	13.0%	$95,000	9.0%
Subsequent Modification	—	—%	—	—%
Still in Original Modification	52	81.0%	967,000	86.0%
Out of Modification	4	6.0%	58,000	5.0%
Total	64	100.0%	$1,120,000	100.0%

Information on the past-due status of loans by class of financing receivable as of December 31, 2019, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$786,000	$377,000	$611,000	$1,774,000	$371,036,000	$372,810,000	$—
Construction	—	14,000	257,000	271,000	37,813,000	38,084,000	—
Other	2,764,000	465,000	1,799,000	5,028,000	213,745,000	218,773,000	1,464,000
Municipal	—	—	—	—	41,288,000	41,288,000	—
Residential
Term	1,129,000	1,132,000	2,379,000	4,640,000	487,815,000	492,455,000	86,000
Construction	—	—	—	—	14,813,000	14,813,000	—
Home equity line of credit	1,169,000	58,000	1,730,000	2,957,000	89,392,000	92,349,000	—
Consumer	291,000	46,000	10,000	347,000	26,156,000	26,503,000	10,000
Total	$6,139,000	$2,092,000	$6,786,000	$15,017,000	$1,282,058,000	$1,297,075,000	$1,560,000

Information on the past-due status of loans by class of financing receivable as of September 30, 2019, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$305,000	$233,000	$661,000	$1,199,000	$366,966,000	$368,165,000	$—
Construction	14,000	279,000	—	293,000	36,949,000	37,242,000	—
Other	35,000	289,000	339,000	663,000	201,196,000	201,859,000	—
Municipal	—	—	—	—	36,522,000	36,522,000	—
Residential
Term	650,000	767,000	3,806,000	5,223,000	480,267,000	485,490,000	—
Construction	—	—	—	—	14,118,000	14,118,000	—
Home equity line of credit	693,000	306,000	868,000	1,867,000	92,277,000	94,144,000	—
Consumer	234,000	317,000	18,000	569,000	25,350,000	25,919,000	18,000
Total	$1,931,000	$2,191,000	$5,692,000	$9,814,000	$1,253,645,000	$1,263,459,000	$18,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of September 30, 2020 and 2019 and at December 31, 2019 is presented in the following table:

	September 30, 2020	December 31, 2019	September 30, 2019
Commercial
Real estate	$1,771,000	$1,784,000	$1,807,000
Construction	307,000	256,000	256,000
Other	503,000	6,534,000	6,871,000
Municipal	—	—	—
Residential
Term	4,467,000	5,899,000	6,840,000
Construction	—	—	—
Home equity line of credit	2,063,000	2,171,000	1,078,000
Consumer	—	5,000	6,000
Total	$9,111,000	$16,649,000	$16,858,000
Impaired loans include TDR loans and loans placed on non-accrual. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.

A breakdown of impaired loans by class of financing receivable as of and for the periods ended September 30, 2020 is presented in the following table:

				For the nine months ended September 30, 2020		For the quarter ended September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,730,000	$4,528,000	$—	$4,673,000	$117,000	$4,068,000	$33,000
Construction	308,000	337,000	—	402,000	—	256,000	—
Other	862,000	887,000	—	796,000	19,000	814,000	6,000
Municipal	—	—	—	—	—	—	—
Residential
Term	7,783,000	9,058,000	—	9,173,000	123,000	8,024,000	31,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,478,000	1,551,000	—	1,284,000	10,000	1,438,000	2,000
Consumer	—	—	—	—	—	—	—
	$14,161,000	$16,361,000	$—	$16,328,000	$269,000	$14,600,000	$72,000
With an Allowance Recorded
Commercial
Real estate	$1,023,000	$1,047,000	$135,000	$1,032,000	$32,000	$1,027,000	$11,000
Construction	701,000	701,000	19,000	546,000	25,000	701,000	8,000
Other	161,000	183,000	128,000	1,523,000	—	143,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	2,399,000	2,466,000	204,000	2,002,000	63,000	2,207,000	27,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	886,000	886,000	403,000	981,000	1,000	870,000	1,000
Consumer	10,000	10,000	1,000	10,000	—	3,000	—
	$5,180,000	$5,293,000	$890,000	$6,094,000	$121,000	$4,951,000	$47,000
Total
Commercial
Real estate	$4,753,000	$5,575,000	$135,000	$5,705,000	$149,000	$5,095,000	$44,000
Construction	1,009,000	1,038,000	19,000	948,000	25,000	957,000	8,000
Other	1,023,000	1,070,000	128,000	2,319,000	19,000	957,000	6,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,182,000	11,524,000	204,000	11,175,000	186,000	10,231,000	58,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	2,364,000	2,437,000	403,000	2,265,000	11,000	2,308,000	3,000
Consumer	10,000	10,000	1,000	10,000	—	3,000	—
	$19,341,000	$21,654,000	$890,000	$22,422,000	$390,000	$19,551,000	$119,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2019 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,235,000	$5,492,000	$—	$7,611,000	$228,000
Construction	958,000	970,000	—	936,000	47,000
Other	756,000	786,000	—	965,000	29,000
Municipal	—	—	—	—	—
Residential
Term	10,176,000	11,931,000	—	10,033,000	269,000
Construction	—	—	—	—	—
Home equity line of credit	1,087,000	1,151,000	—	997,000	20,000
Consumer	—	—	—	—	—
	$18,212,000	$20,330,000	$—	$20,542,000	$593,000
With an Allowance Recorded
Commercial
Real estate	$1,074,000	$1,093,000	$251,000	$1,528,000	$60,000
Construction	—	—	—	—	—
Other	6,319,000	6,925,000	1,273,000	6,778,000	—
Municipal	—	—	—	—	—
Residential
Term	2,263,000	2,412,000	237,000	2,424,000	82,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	1,412,000	447,000	283,000	—
Consumer	5,000	6,000	5,000	2,000	—
	$11,062,000	$11,848,000	$2,213,000	$11,015,000	$142,000
Total
Commercial
Real estate	$6,309,000	$6,585,000	$251,000	$9,139,000	$288,000
Construction	958,000	970,000	—	936,000	47,000
Other	7,075,000	7,711,000	1,273,000	7,743,000	29,000
Municipal	—	—	—	—	—
Residential
Term	12,439,000	14,343,000	237,000	12,457,000	351,000
Construction	—	—	—	—	—
Home equity line of credit	2,488,000	2,563,000	447,000	1,280,000	20,000
Consumer	5,000	6,000	5,000	2,000	—
	$29,274,000	$32,178,000	$2,213,000	$31,557,000	$735,000

A breakdown of impaired loans by class of financing receivable as of and for the periods ended September 30, 2019 is presented in the following table:

				For the nine months ended September 30, 2019		For the quarter ended September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,332,000	$7,630,000	$—	$7,929,000	$266,000	$7,242,000	$83,000
Construction	978,000	990,000	—	929,000	35,000	980,000	12,000
Other	892,000	930,000	—	997,000	22,000	921,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,664,000	12,305,000	—	9,877,000	202,000	10,487,000	63,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	827,000	883,000	—	965,000	16,000	917,000	6,000
Consumer	—	—	—	—	—	—	—
	$20,693,000	$22,738,000	$—	$20,697,000	$541,000	$20,547,000	$172,000
With an Allowance Recorded
Commercial
Real estate	$1,717,000	$1,732,000	$258,000	$1,538,000	$72,000	$1,721,000	$23,000
Construction	—	—	—	—	—	—	—
Other	6,440,000	6,949,000	1,275,000	6,918,000	1,000	6,465,000	1,000
Municipal	—	—	—	—	—	—	—
Residential
Term	2,782,000	3,121,000	337,000	2,306,000	61,000	2,858,000	25,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	571,000	590,000	184,000	99,000	—	248,000	—
Consumer	6,000	6,000	6,000	1,000	—	2,000	—
	$11,516,000	$12,398,000	$2,060,000	$10,862,000	$134,000	$11,294,000	$49,000
Total
Commercial
Real estate	$9,049,000	$9,362,000	$258,000	$9,467,000	$338,000	$8,963,000	$106,000
Construction	978,000	990,000	—	929,000	35,000	980,000	12,000
Other	7,332,000	7,879,000	1,275,000	7,915,000	23,000	7,386,000	9,000
Municipal	—	—	—	—	—	—	—
Residential
Term	13,446,000	15,426,000	337,000	12,183,000	263,000	13,345,000	88,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,398,000	1,473,000	184,000	1,064,000	16,000	1,165,000	6,000
Consumer	6,000	6,000	6,000	1,000	—	2,000	—
	$32,209,000	$35,136,000	$2,060,000	$31,559,000	$675,000	$31,841,000	$221,000

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
As of September 30, 2020, the Company had 78 loans with a balance of $13,390,000 that have been classified as TDRs. This compares to 81 loans with a balance of $21,424,000 and 82 loans with a balance of $24,281,000 classified as TDRs as of December 31, 2019 and September 30, 2019, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of September 30, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	16	$4,054,000	$130,000
Construction	1	701,000	19,000
Other	6	729,000	92,000
Municipal	—	—	—
Residential
Term	51	7,430,000	153,000
Construction	—	—	—
Home equity line of credit	3	466,000	—
Consumer	1	10,000	1,000
	78	$13,390,000	$395,000
The following table shows TDRs by class and the specific reserve as of December 31, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$4,836,000	$246,000
Construction	1	701,000	—
Other	8	6,932,000	1,231,000
Municipal	—	—	—
Residential
Term	52	8,472,000	200,000
Construction	—	—	—
Home equity line of credit	3	483,000	—
Consumer	—	—	—
	81	$21,424,000	$1,677,000

The following table shows TDRs by class and the specific reserve as of September 30, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	19	$7,559,000	$249,000
Construction	1	721,000	—
Other	7	6,951,000	1,232,000
Municipal	—	—	—
Residential
Term	52	8,563,000	202,000
Construction	—	—	—
Home equity line of credit	3	487,000	—
Consumer	—	—	—
	82	$24,281,000	$1,683,000

As of September 30, 2020, 15 of the loans classified as TDRs with a total balance of $2,814,000 were more than 30 days past due. Of these loans, two had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	3	$1,472,000	$—
Construction	—	—	—
Other	4	424,000	92,000
Municipal	—	—	—
Residential
Term	6	743,000	—
Construction	—	—	—
Home equity line of credit	1	165,000	—
Consumer	1	10,000	1,000
	15	$2,814,000	$93,000

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
For the nine months ended September 30, 2020, three loans were placed on TDR status. The following table shows these TDRs, by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	235,000	187,000	23,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	1	10,000	10,000	1,000
	3	$245,000	$197,000	$24,000

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
For the quarter ended September 30, 2020, one loan was placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	—	—	—	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	1	10,000	10,000	1,000
	1	$10,000	$10,000	$1,000

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

As of September 30, 2020, Management is aware of eight loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $911,000. There were also 22 loans with an outstanding balance of $3,159,000 that were classified as TDRs and on non-accrual status, of which two loans with an outstanding balance of $430,000 were in the process of foreclosure.

Residential Mortgage Loans in Process of Foreclosure
As of September 30, 2020, there were 17 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $2,083,000. This compares to 15 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,649,000 as of September 30, 2019.

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
A breakdown of the allowance for loan losses as of September 30, 2020, December 31, 2019, and September 30, 2019, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2020	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$135,000	$686,000	$3,940,000	$—	$4,761,000
Construction	19,000	87,000	501,000	—	607,000
Other	128,000	521,000	2,993,000	—	3,642,000
Municipal	—	—	139,000	—	139,000
Residential
Term	204,000	275,000	2,037,000	—	2,516,000
Construction	—	10,000	71,000	—	81,000
Home equity line of credit	403,000	79,000	975,000	—	1,457,000
Consumer	1,000	168,000	423,000	—	592,000
Unallocated	—	—	—	1,576,000	1,576,000
	$890,000	$1,826,000	$11,079,000	$1,576,000	$15,371,000

As of December 31, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$251,000	$729,000	$2,762,000	$—	$3,742,000
Construction	—	76,000	289,000	—	365,000
Other	1,273,000	430,000	1,626,000	—	3,329,000
Municipal	—	—	27,000	—	27,000
Residential
Term	237,000	153,000	634,000	—	1,024,000
Construction	—	5,000	20,000	—	25,000
Home equity line of credit	447,000	130,000	501,000	—	1,078,000
Consumer	5,000	460,000	402,000	—	867,000
Unallocated	—	—	—	1,182,000	1,182,000
	$2,213,000	$1,983,000	$6,261,000	$1,182,000	$11,639,000

As of September 30, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$258,000	$792,000	$2,745,000	$—	$3,795,000
Construction	—	79,000	274,000	—	353,000
Other	1,275,000	436,000	1,509,000	—	3,220,000
Municipal	—	—	26,000	—	26,000
Residential
Term	337,000	185,000	615,000	—	1,137,000
Construction	—	5,000	18,000	—	23,000
Home equity line of credit	184,000	155,000	485,000	—	824,000
Consumer	6,000	285,000	389,000	—	680,000
Unallocated	—	—	—	1,707,000	1,707,000
	$2,060,000	$1,937,000	$6,061,000	$1,707,000	$11,765,000
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
The qualitative portion of the allowance for loan losses was 0.77% of related loans as of September 30, 2020, compared to 0.48% of related loans as of December 31, 2019. The qualitative portion increased $4,818,000 between December 31, 2019 and September 30, 2020 due to a mix of factors. These included the impacts of the COVID-19 pandemic on various macroeconomic measures used in the qualitative model, as well as analysis of the loan portfolio conducted under both top down and unit level approaches for factors such as levels of credit extended to industry segments particularly vulnerable to social distancing, and performance of COVID-19 related modifications .
The unallocated component of the allowance totaled $1,576,000 at September 30, 2020, or 10.3% of the total reserve. This compares to $1,182,000 or 10.2% as of December 31, 2019. While year to date growth in the qualitative portion of the reserve directionally reflects potential impacts of COVID-19 on the loan portfolio, it remains likely that there are other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance. This uncertainty along with general imprecision related to portfolio growth experienced year-to-date supports the continued inclusion of an unallocated component.
The allowance for loan losses as a percent of total loans stood at 1.07% as of September 30, 2020, 0.90% at December 31, 2019 and 0.93% as of September 30, 2019.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 33.4% of capital are below the regulatory guidance limit of 100.0% of capital at September 30, 2020. Construction loans and non-owner-occupied commercial real estate loans are at 129.4% of total capital, below the regulatory limit of 300.0% of capital at September 30, 2020.
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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2020:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,251,000	$23,000	$2,274,000
2 Above Average	8,492,000	1,627,000	5,361,000	42,262,000	57,742,000
3 Satisfactory	84,178,000	3,145,000	140,360,000	369,000	228,052,000
4 Average	230,954,000	27,907,000	107,552,000	1,456,000	367,869,000
5 Watch	68,565,000	18,919,000	46,211,000	—	133,695,000
6 OAEM	2,028,000	—	1,291,000	—	3,319,000
7 Substandard	12,911,000	440,000	6,271,000	—	19,622,000
8 Doubtful	—	—	—	—	—
Total	$407,128,000	$52,038,000	$309,297,000	$44,110,000	$812,573,000
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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2020.
The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2020, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2020:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2020
Beginning balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Charge offs	532,000	—	24,000	—	46,000	—	153,000	238,000	—	993,000
Recoveries	—	—	24,000	—	31,000	—	20,000	100,000	—	175,000
Provision (credit)	1,551,000	242,000	313,000	112,000	1,507,000	56,000	512,000	(137,000)	394,000	4,550,000
Ending balance	$4,761,000	$607,000	$3,642,000	$139,000	$2,516,000	$81,000	$1,457,000	$592,000	$1,576,000	$15,371,000
For the three months ended September 30, 2020
Beginning balance	$4,511,000	$524,000	$3,689,000	$110,000	$2,261,000	$64,000	$1,284,000	$658,000	$1,009,000	$14,110,000
Charge offs	532,000	—	7,000	—	—	—	—	37,000	—	576,000
Recoveries	—	—	4,000	—	5,000	—	1,000	27,000	—	37,000
Provision (credit)	782,000	83,000	(44,000)	29,000	250,000	17,000	172,000	(56,000)	567,000	1,800,000
Ending balance	$4,761,000	$607,000	$3,642,000	$139,000	$2,516,000	$81,000	$1,457,000	$592,000	$1,576,000	$15,371,000
Allowance for loan losses as of September 30, 2020
Ending balance specifically evaluated for impairment	$135,000	$19,000	$128,000	$—	$204,000	$—	$403,000	$1,000	$—	$890,000
Ending balance collectively evaluated for impairment	$4,626,000	$588,000	$3,514,000	$139,000	$2,312,000	$81,000	$1,054,000	$591,000	$1,576,000	$14,481,000
Related loan balances as of September 30, 2020
Ending balance	$407,128,000	$52,038,000	$309,297,000	$44,110,000	$497,667,000	$16,101,000	$82,982,000	$27,323,000	$—	$1,436,646,000
Ending balance specifically evaluated for impairment	$4,753,000	$1,009,000	$1,023,000	$—	$10,182,000	$—	$2,364,000	$10,000	$—	$19,341,000
Ending balance collectively evaluated for impairment	$402,375,000	$51,029,000	$308,274,000	$44,110,000	$487,485,000	$16,101,000	$80,618,000	$27,313,000	$—	$1,417,305,000

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
As of September 30, 2020, 184,487 shares of restricted stock had been granted under the 2010 Plan and 5,750 shares under the 2020 Plan, of which 76,597 shares remain restricted as of September 30, 2020 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2016	5.0	10,874	0.3
2017	5.0	7,017	1.3
2018	3.0	5,371	0.4
2018	4.0	2,068	1.3
2018	5.0	6,184	2.3
2019	2.0	1,484	0.3
2019	3.0	16,254	1.3
2020	1.0	5,809	0.5
2020	2.0	694	1.3
2020	3.0	20,842	2.3
		76,597	1.5
The compensation cost related to these nonvested restricted stock grants is $1,978,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2020, $482,000 of expense was recognized for these restricted shares, leaving $864,000 in unrecognized expense as of September 30, 2020. In the nine months ended September 30, 2019, $368,000 of expense was recognized for restricted shares, leaving $797,000 in unrecognized expense as of September 30, 2019.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $497,000 and $488,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2020 and 2019:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2020
Net income as reported	$20,159,000
Basic EPS: Income available to common shareholders	20,159,000	10,854,384	$1.86
Effect of dilutive securities: restricted stock		73,285
Diluted EPS: Income available to common shareholders plus assumed conversions	$20,159,000	10,927,669	$1.84
For the nine months ended September 30, 2019
Net income as reported	$18,839,000
Basic EPS: Income available to common shareholders	18,839,000	10,811,233	$1.74
Effect of dilutive securities: restricted stock		75,013
Diluted EPS: Income available to common shareholders plus assumed conversions	$18,839,000	10,886,246	$1.73

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended September 30, 2020 and 2019:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2020
Net income as reported	$7,095,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	7,095,000	10,863,315	$0.65
Effect of dilutive securities: restricted stock		76,544
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,095,000	10,939,859	$0.65
For the quarter ended September 30, 2019
Net income as reported	$6,288,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	6,288,000	10,818,423	$0.58
Effect of dilutive securities: restricted stock		75,493
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,288,000	10,893,916	$0.58

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2019. The Company adopted the safe harbor form of 401(k) plan for 2020 and will follow safe harbor guidelines when determining the level of discretionary contribution. The expense related to the 401(k) plan was $653,000 and $464,000 for the nine months ended September 30, 2020 and 2019, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $119,000 for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the associated accrued liability included in other liabilities in the balance sheet was $2,708,000 compared to $2,828,000 and $2,831,000 at December 31, 2019 and September 30, 2019, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$1,581,000	$1,599,000
Interest cost	48,000	50,000
Benefits paid	(81,000)	(85,000)
Benefit obligation at end of period	$1,548,000	$1,564,000
Funded status
Benefit obligation at end of period	$(1,548,000)	$(1,564,000)
Unamortized gain	(31,000)	(47,000)
Accrued benefit cost at end of period	$(1,579,000)	$(1,611,000)

The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarter ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost
Interest cost	$48,000	$50,000	$16,000	$17,000
Net periodic benefit cost	$48,000	$50,000	$16,000	$17,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	September 30, 2020	December 31, 2019	September 30, 2019
Unamortized net actuarial gain	$31,000	$31,000	$47,000
Deferred tax expense	(7,000)	(7,000)	(10,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$24,000	$24,000	$37,000

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2020 and 2019.

	For the nine months ended September 30,		For the quarter ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$3,657,000	$(5,051,000)	$7,100,000	$2,750,000
Unrealized gains (losses) arising during the period	3,537,000	11,074,000	(2,000,000)	1,199,000
Reclassification of net realized gains during the period	(1,179,000)	(15,000)	—	(15,000)
Related deferred taxes	(495,000)	(2,322,000)	420,000	(248,000)
Net change	1,863,000	8,737,000	(1,580,000)	936,000
Balance at end of period	$5,520,000	$3,686,000	$5,520,000	$3,686,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2020 and 2019.

	For the nine months ended September 30,		For the quarter ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$(182,000)	$(197,000)	$(146,000)	$(190,000)
Amortization of net unrealized gains	54,000	10,000	9,000	1,000
Related deferred taxes	(11,000)	(2,000)	(2,000)	—
Net change	43,000	8,000	7,000	1,000
Balance at end of period	$(139,000)	$(189,000)	$(139,000)	$(189,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2020 and 2019.

	For the nine months ended September 30,		For the quarter ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$97,000	$1,438,000	$(6,187,000)	$75,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	(7,465,000)	(2,156,000)	490,000	(430,000)
Related deferred taxes	1,568,000	453,000	(103,000)	90,000
Net change	(5,897,000)	(1,703,000)	387,000	(340,000)
Balance at end of period	$(5,800,000)	$(265,000)	$(5,800,000)	$(265,000)

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2020 and 2019.

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

The details of the interest rate swap agreements are as follows:

					September 30, 2020		December 31, 2019		September 30, 2019
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
06/05/2018	12/05/2019	1-Month USD LIBOR	2.466%	Other Liabilities	$—	$—	$—	$—	$25,000,000	$(23,000)
06/27/2016	06/27/2021	1-Month USD LIBOR	0.893%	Other (Liabilities) Assets	20,000,000	(112,000)	20,000,000	199,000	20,000,000	214,000
06/28/2016	06/28/2021	1-Month USD LIBOR	0.940%	Other (Liabilities) Assets	30,000,000	(179,000)	30,000,000	278,000	30,000,000	296,000
06/05/2018	06/05/2020	1-Month USD LIBOR	2.547%	Other Liabilities	—	—	25,000,000	(96,000)	25,000,000	(140,000)
06/05/2018	12/05/2020	1-Month USD LIBOR	2.603%	Other Liabilities	—	—	25,000,000	(234,000)	25,000,000	(300,000)
12/05/2019	12/05/2022	3-Month USD LIBOR	1.779%	Other Liabilities	—	—	25,000,000	(98,000)	25,000,000	(217,000)
08/02/2019	08/02/2024	1-Month USD LIBOR	1.590%	Other Liabilities	12,500,000	(692,000)	12,500,000	(11,000)	12,500,000	(133,000)
08/05/2019	08/05/2024	1-Month USD LIBOR	1.420%	Other (Liabilities) Assets	12,500,000	(611,000)	12,500,000	85,000	12,500,000	(32,000)
02/12/2020	02/12/2023	3-Month USD LIBOR	1.486%	Other Liabilities	25,000,000	(762,000)	—	—	—	—
02/12/2020	02/12/2024	3-Month USD LIBOR	1.477%	Other Liabilities	25,000,000	(1,044,000)	—	—	—	—
06/28/2021	06/28/2026	1-Month USD LIBOR	1.158%	Other Liabilities	50,000,000	(2,162,000)	—	—	—	—
03/13/2020	03/13/2025	3-Month USD LIBOR	0.855%	Other Liabilities	25,000,000	(621,000)	—	—	—	—
03/13/2020	03/13/2030	3-Month USD LIBOR	1.029%	Other Liabilities	20,000,000	(690,000)	—	—	—	—
04/07/2020	04/07/2023	3-Month USD Libor	0.599%	Other Liabilities	20,000,000	(194,000)	—	—	—	—
04/07/2020	04/07/2024	3-Month USD Libor	0.643%	Other Liabilities	20,000,000	(275,000)	—	—	—	—
					$260,000,000	$(7,342,000)	$150,000,000	$123,000	$175,000,000	$(335,000)

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
At September 30, 2020, there were four customer loan swap arrangements in place, detailed below:

		September 30, 2020			December 31, 2019			September 30, 2019
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Liabilities	4	$28,541,000	$(3,311,000)	2	$16,374,000	$(1,205,000)	1	$12,914,000	$(1,643,000)
Receive Fixed, Pay Variable	Other Assets	4	28,541,000	3,311,000	2	16,374,000	1,205,000	1	12,914,000	1,643,000
Total		8	$57,082,000	$—	4	$32,748,000	$—	2	$25,828,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At September 30, 2020, the Bank posted to the counterparty $3,100,000 of cash and $10,000,000 in securities as collateral on its swap contracts. The required amount to be pledged was $9,322,000.
Cessation of LIBOR
The Company is aware that LIBOR may no longer be published after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee (ARRC) to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate (SOFR) as a replacement for LIBOR. The International Swap and Derivatives Association (ISDA), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and replacement rates, including having replacement rates in place before the possible cessation of LIBOR at the end of 2021, and has committed to providing more definitive recommendations later in 2020. The Company has formed a working group to address the change away from LIBOR. Management intends to continue to monitor developments from ARRC and ISDA closely, and expects to pursue the steps ultimately recommended to provide for an orderly transition to a post-LIBOR environment. Of the interest rate swap contracts the Bank has in place as of September 30, 2020, two contracts carrying a total notional amount of $50 million are set to mature prior to December 31, 2021; nine contracts with a total notional amount of $210 million have maturity dates beyond December 31, 2021. The four customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, July 1, 2035 and October 1, 2039.

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2020, the prepayment assumption using the PSA model was 323, which translates into an anticipated prepayment rate of 19.38%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2020 and 2019, servicing rights capitalized totaled $926,000 and $267,000, respectively. Servicing rights amortized for the nine-months periods ended September 30, 2020 and 2019 were $252,000 and $170,000, respectively. The fair value of servicing rights was $2,013,000, $2,089,000 and $2,083,000 at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. The Bank serviced loans for others totaling $321,813,000, $266,173,000 and $261,685,000 at September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

The Bank recorded an impairment reserve as of September 30, 2020 for strata with a fair value lower than cost. Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2020	December 31, 2019	September 30, 2019
Mortgage servicing rights	$7,066,000	$6,140,000	$5,985,000
Accumulated amortization	(4,846,000)	(4,594,000)	(4,534,000)
Amortized Cost	2,220,000	1,546,000	1,451,000
Impairment reserve	(258,000)	—	—
Carrying Value	$1,962,000	$1,546,000	$1,451,000
Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2017 through 2019.

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2020 and 2019, and at December 31, 2019:

	September 30, 2020	December 31, 2019	September 30, 2019
Certificates of deposit < $100,000	$252,461,000	$277,225,000	$319,292,000
Certificates $100,000 to $250,000	269,881,000	345,241,000	278,050,000
Certificates $250,000 and over	67,589,000	67,513,000	64,431,000
	$589,931,000	$689,979,000	$661,773,000

Note 14 – Reclassifications
Certain items from the prior year were reclassified in the consolidated financial statements to conform with the current year presentation. These do not have a material impact on the consolidated balance sheet or statement of income and comprehensive income presentations.

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2020 and 2019, and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020, December 31, 2019 and September 30, 2019.

	At September 30, 2020
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$27,497,000	$—	$27,497,000
Mortgage-backed securities	—	276,424,000	—	276,424,000
State and political subdivisions	—	36,219,000	—	36,219,000
Total securities available for sale	—	340,140,000	—	340,140,000
Customer loan interest swap agreements	—	3,311,000	—	3,311,000
Total interest rate swap agreements	—	3,311,000	—	3,311,000
Total assets	$—	$343,451,000	$—	$343,451,000

	At September 30, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$7,342,000	$—	$7,342,000
Customer loan interest swap agreements	—	3,311,000	—	3,311,000
Total liabilities	$—	$10,653,000	$—	$10,653,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$7,398,000	$—	$7,398,000
Mortgage-backed securities	—	326,617,000	—	326,617,000
State and political subdivisions	—	26,505,000	—	26,505,000
Total securities available for sale	—	360,520,000	—	360,520,000
Interest rate swap agreements	—	562,000	—	562,000
Customer loan interest swap agreements	—	1,205,000	—	1,205,000
Total interest rate swap agreements	—	1,767,000	—	1,767,000
Total assets	$—	$362,287,000	$—	$362,287,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$439,000	$—	$439,000
Customer loan interest swap agreements	—	1,205,000	—	1,205,000
Total liabilities	$—	$1,644,000	$—	$1,644,000

	At September 30, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$322,190,000	$—	$322,190,000
State and political subdivisions	—	4,608,000	—	4,608,000
Total securities available for sale	—	326,798,000	—	326,798,000
Interest rate swap agreements	—	510,000	—	510,000
Customer loan interest swap agreements	—	1,643,000	—	1,643,000
Total interest swap agreements	—	2,153,000	—	2,153,000
Total assets	$—	$328,951,000	$—	$328,951,000

	At September 30, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$845,000	$—	$845,000
Customer loan interest swap agreements	—	1,643,000	—	1,643,000
Total liabilities	$—	$2,488,000	$—	$2,488,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $258,000 at September 30,

2020 and $0 at December 31, 2019 and September 30, 2019. Other real estate owned is presented net of an allowance of $45,000 at September 30, 2020 and $0 at December 31, 2019 and September 30, 2019. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $633,000, $1,916,000 and $1,763,000 at September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

	At September 30, 2020
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,013,000	$—	$2,013,000
Other real estate owned	—	777,000	—	777,000
Impaired loans	—	789,000	—	789,000
Total assets	$—	$3,579,000	$—	$3,579,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,089,000	$—	$2,089,000
Other real estate owned	—	279,000	—	279,000
Impaired loans	—	6,579,000	—	6,579,000
Total assets	$—	$8,947,000	$—	$8,947,000

	At September 30, 2019
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,083,000	$—	$2,083,000
Other real estate owned	—	279,000	—	279,000
Impaired loans	—	7,143,000	—	7,143,000
Total assets	$—	$9,505,000	$—	$9,505,000

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
The carrying amount and estimated fair values for financial instruments as of September 30, 2020 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$331,962,000	$342,062,000	$—	$342,062,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	401,822,000	406,575,000	—	13,000	406,562,000
Construction	51,362,000	51,970,000	—	—	51,970,000
Other	305,239,000	302,600,000	—	33,000	302,567,000
Municipal	43,955,000	44,203,000	—	—	44,203,000
Residential
Term	494,864,000	505,357,000	—	277,000	505,080,000
Construction	16,011,000	16,178,000	—	—	16,178,000
Home equity line of credit	81,359,000	80,160,000	—	457,000	79,703,000
Consumer	26,663,000	24,686,000	—	9,000	24,677,000
Total loans	1,421,275,000	1,431,729,000	—	789,000	1,430,940,000
Mortgage servicing rights	2,220,000	2,013,000	—	2,013,000	—
Financial liabilities
Local certificates of deposit	$253,863,000	$255,553,000	$—	$255,553,000	$—
National certificates of deposit	336,068,000	343,022,000	—	343,022,000	—
Total certificates of deposits	589,931,000	598,575,000	—	598,575,000	—
Repurchase agreements	66,087,000	55,085,000	—	55,085,000	—
Federal Home Loan Bank and Federal Reserve Bank borrowings	217,700,000	197,527,000	—	197,527,000	—
Total borrowed funds	283,787,000	252,612,000	—	252,612,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2019 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$281,606,000	$287,045,000	$—	$287,045,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	368,645,000	364,626,000	—	2,000	364,624,000
Construction	37,678,000	37,366,000	—	—	37,366,000
Other	215,068,000	212,548,000	—	5,046,000	207,502,000
Municipal	41,258,000	40,552,000	—	—	40,552,000
Residential
Term	491,315,000	491,359,000	—	577,000	490,782,000
Construction	14,785,000	14,786,000	—	—	14,786,000
Home equity line of credit	91,149,000	90,959,000	—	954,000	90,005,000
Consumer	25,538,000	23,489,000	—	—	23,489,000
Total loans	1,285,436,000	1,275,685,000	—	6,579,000	1,269,106,000
Mortgage servicing rights	1,546,000	2,089,000	—	2,089,000	—
Financial liabilities
Local certificates of deposit	$285,602,000	$281,480,000	$—	$281,480,000	$—
National certificates of deposit	404,377,000	412,337,000	—	412,337,000	—
Total deposits	689,979,000	693,817,000	—	693,817,000	—
Repurchase agreements	37,450,000	37,450,000	—	37,450,000	—
Federal Home Loan Bank advances	147,505,000	140,063,000	—	140,063,000	—
Total borrowed funds	184,955,000	177,513,000	—	177,513,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2019 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$298,786,000	$306,647,000	$—	$306,647,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	363,725,000	360,061,000	—	622,000	359,439,000
Construction	36,829,000	36,458,000	—	—	36,458,000
Other	198,093,000	196,674,000	—	5,142,000	191,532,000
Municipal	36,492,000	36,192,000	—	—	36,192,000
Residential
Term	484,160,000	482,121,000	—	992,000	481,129,000
Construction	14,091,000	14,032,000	—	—	14,032,000
Home equity line of credit	93,180,000	90,289,000	—	387,000	89,902,000
Consumer	25,124,000	23,318,000	—	—	23,318,000
Total loans	1,251,694,000	1,239,145,000	—	7,143,000	1,232,002,000
Mortgage servicing rights	1,451,000	2,083,000	—	2,083,000	—
Financial liabilities
Local certificates of deposit	$283,119,000	$285,598,000	$—	$285,598,000	$—
National certificates of deposit	378,654,000	379,995,000	—	379,995,000	—
Total certificates of deposits	661,773,000	665,593,000	—	665,593,000	—
Repurchase agreements	41,310,000	40,004,000	—	40,004,000	—
Federal Home Loan Bank advances	140,107,000	140,008,000	—	140,008,000	—
Total borrowed funds	181,417,000	180,012,000	—	180,012,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU was to be effective for all SEC registrants for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, FASB voted to finalize a proposal issued in August 2019 under which the effective implementation date was changed for SEC registrants meeting the definition of a Smaller Reporting Company to fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company qualifies as a Smaller Reporting Company. It continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements, and continues to anticipate that it may have a material impact upon adoption. The Bank has formed an implementation committee for ASU No. 2016-13. To date, committee members have participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and have chosen a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. The Bank is in the late stages of implementing this software and plans to run incurred loss and current expected credit models in parallel until adoption of ASU No. 2016-13.
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

Note 17 – Commitment
On September 3, 2020, the Bank entered into a Branch Purchase & Assumption Agreement with Bangor Savings Bank (BSB) to acquire a branch location in Belfast, ME currently owned and operated by Damariscotta Bank & Trust (DB&T); BSB has an agreement in place to purchase DB&T.
The acquisition will be the Bank's first branch location in Waldo County, and is expected to add $16.5 million in deposits and $23.5 million in loans to its balance sheet. The final value of the transaction is estimated to be $24.8 million which includes the loans, an assignment of a ground lease, leasehold improvements, furniture and equipment, and the premium paid for the deposits. The Bank has received regulatory approval for the purchase, and the transaction is expected to be closed in the fourth quarter. A copy of the Agreement is included as Exhibit 10.4.

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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2020	2019	2020	2019
Net interest income as presented	$44,154	$39,075	$14,745	$13,226
Effect of tax-exempt income	1,741	1,723	586	572
Net interest income, tax equivalent	$45,895	$40,798	$15,331	$13,798
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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2020	2019	2020	2019
Non-interest expense, as presented	$29,236	$26,168	$9,276	$9,040
Net interest income, as presented	44,154	39,075	14,745	13,226
Effect of tax-exempt interest income	1,741	1,723	586	572
Non-interest income, as presented	13,627	10,281	4,805	3,532
Effect of non-interest tax-exempt income	124	124	41	41
Net securities gains	(1,179)	(15)	—	(15)
Adjusted net interest income plus non-interest income	$58,467	$51,188	$20,177	$17,356
Non-GAAP efficiency ratio	50.00%	51.12%	45.97%	52.08%
GAAP efficiency ratio	50.60%	53.02%	47.45%	53.94%

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

The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2020	2019	2020	2019
Average shareholders' equity as presented	$218,603	$201,655	$220,465	$208,040
Less average intangible assets	(29,920)	(29,963)	(29,934)	(29,978)
Average tangible shareholders' common equity	$188,683	$171,692	$190,531	$178,062

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2020	2019	2020	2019
Net Income, as presented	$20,159	$18,839	$7,095	$6,288
Add: provision for loan losses	4,550	875	1,800	250
Add: income taxes	3,836	3,474	1,379	1,180
Pre-Tax, pre-provision net income	$28,545	$23,188	$10,274	$7,718

Executive Summary
Net income for the nine months ended September 30, 2020 was $20.2 million, up $1.3 million or 7.0% from the same period in 2019. Earnings per common share on a fully diluted basis were $1.84 for the nine months ended September 30, 2020, up $0.11 or 6.4% from the $1.73 posted for the same period in 2019. For the quarter ended September 30, 2020, net income was $7.1 million, up $807,000 or 12.8% from the same period in 2019. Earnings per common share on a fully diluted basis were $0.65 for the quarter ended September 30, 2020, up $0.07 or 12.1% from the $0.58 posted in 2019. Compared to the second quarter of 2020, net income was up $526,000 or 8.0% and earnings per common share on a fully diluted basis were $0.65, up $0.05 from the prior quarter.
The Company posted record operating results during the third quarter of 2020 despite the continued operational and business climate challenges brought about by the coronavirus disease (COVID-19). Net income of $7.1 million was achieved via an increase in net interest income before loan loss provision, continued strong non-interest revenue and controlled operating expenses. Asset quality remained stable as improvements noted over the first two quarters of 2020 were sustained. Based upon the strength of the Company's earnings, a dividend of 31 cents per share was declared in the third quarter, representing a payout to our shareholders of 47.69 of net income for the period.
Net interest income on a tax-equivalent basis was up $5.1 million or 12.5% in the nine months ended September 30, 2020 compared to the same period in 2019. This increase is attributable to growth in earning assets, stable interest rate margins and the recovery of interest on resolved problem loans during the first quarter of 2020. The tax equivalent net interest margin for the nine months ended September 30, 2020, was 2.93%, up from 2.90% for the same period in 2019. For the quarter ended September 30, 2020, net interest income on a tax-equivalent basis increased $1.5 million or 11.1% compared to the same period in 2019, with the net interest margin down six basis points to 2.82%.
Non-interest income for the nine months ended September 30, 2020 was $13.6 million, up $3.3 million or 32.5%, from the nine months ended September 30, 2019. Strong demand for both purchase and refinance loans led to mortgage banking revenue increasing $2.6 million or 209.9%. Revenue at First National Wealth Management increased $253,000 and net gains on securities added $1.2 million, while service charge income and other income were both negatively impacted by lower transaction volume related to COVID-19.
Non-interest expense for the nine months ended September 30, 2020 was $29.2 million, up $3.1 million or 11.7% from the nine months ended September 30, 2019. The year-to-year change was impacted by charges taken during the first quarter of 2020, to restructure interest rate swap positions, as well as increases in employee expenses and furniture and equipment expense.
Asset quality held steady in the third quarter. Non-performing assets stood at 0.43% of total assets as of September 30, 2020, down from 0.84% of total assets as of September 30, 2019 and 0.82% as of December 31, 2019. Total past-due loans were 0.89% of total loans as of September 30, 2020, down from 1.16% of total loans as of December 31, 2019 and up from 0.78% as of September 30, 2019.
The provision for loan losses for the first nine months of 2020 was $4.6 million, up from the $875,000 provisioned in the same period in 2019. Despite year-to-date improvement in non-performing asset levels, continued positive charge-off metrics, and stable levels of past due loans, the uncertainties resulting from COVID-19 led management to provision at elevated levels in the second and third quarters based upon the potential impact of current economic conditions to borrowers. Net loan chargeoffs for the nine months ended September 30, 2020 were $817,000 or 0.08% of average loans on an annualized basis. This was up from net chargeoffs of $342,000 or 0.04% of average loans on an annualized basis for the nine months ended September 30, 2019. The allowance for loan losses increased $3.7 million between December 31, 2019 and September 30, 2020, and now stands at 1.07% of loans outstanding as of September 30, 2020, up from 0.90% and 0.93% of loans outstanding at December 31, 2019 and September 30, 2019, respectively.
The Company's balance sheet continued to expand in the first nine months of 2020 as total assets increased $227.8 million or 11.0% year-to-date. The loan portfolio increased $139.6 million or 10.8% in the nine months ended September 30, 2020 and $173.2 million or 13.7% from a year ago. Loan growth year to date has been centered in commercial real estate and construction loans, up $48.3 million, and other commercial loans, up $90.5 million. Other commercial loans include Payroll Protection Program (PPP) loan balances of $97.3 million. Overall loan balances were down $15.0 million in the third quarter, the result of payoffs of large individual credits in the other commercial loans segment of the portfolio. The investment portfolio has increased $31.5 million year-to-date and increased $48.1 million or 7.6% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $216.7 million or 27.1% year-to-date, with much of the growth attributable to various economic stimulus programs, including proceeds of PPP loans, being deposited back to the Bank. Year-over-year, low-cost deposits increased $203.4 million or 25.0%. Local certificates of deposit ("CDs") decreased $29.3 million and wholesale CDs decreased $70.8 million year-to-date.
Remaining well capitalized is a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 15.44% as of September 30, 2020, solidly above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios remain good, with a return on average tangible common equity of 14.27% for the nine months ended September 30, 2020 compared to 14.67% for the same period in 2019. Based upon June 30, 2020 data, our return on average tangible common equity was in the top 17% of all banks in the UBPR peer group, which had an average return on equity of 9.79%. Our non-GAAP efficiency ratio continues to be an important component in our overall performance and stood at 50.00% for the nine months ended September 30, 2020 compared to 51.12% for the same period in 2019. The Company's efficiency ratio was elevated in the first quarter of 2020 due to charges taken to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for the first nine months of 2020 would have been 46.87%.
Net Interest Income
Total interest income of $58.0 million for the nine months ended September 30, 2020 was a decrease of $1.0 million or 1.7% compared to total interest income of $59.0 million for the same period of 2019. Total interest expense of $13.8 million for the nine months ended September 30, 2020 was a decrease of $6.1 million or 30.6% compared to total interest expense for the nine months ended September 30, 2019. As a result, net interest income of $44.2 million for the nine months ended September 30, 2020 was an increase of $5.1 million or 13.0% compared to net interest income of $39.1 million for the same period ended September 30, 2019. This increase is attributable to growth in earning assets, stable margins, and the recovery of interest on resolved problem loans during the first quarter of 2020. The Company's net interest margin on a tax-equivalent basis for the nine months ended September 30, 2020 was 2.93%, up from 2.90% for the first nine months of 2019. Tax-exempt interest income amounted to $6.5 million for the nine months ended September 30, 2020 and 2019.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months ended September 30, 2020 and 2019. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the nine months ended
	September 30, 2020		September 30, 2019
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$87	0.46%	$145	2.34%
Investments	15,277	3.07%	15,856	3.42%
Loans held for sale	25	1.24%	4	1.77%
Loans	44,338	4.23%	44,712	4.76%
Total interest income	59,727	3.81%	60,717	4.31%
Interest expense
Deposits	11,613	1.03%	17,739	1.65%
Other borrowings	2,219	1.15%	2,180	1.55%
Total interest expense	13,832	1.04%	19,919	1.64%
Net interest income	$45,895		$40,798
Interest rate spread		2.77%		2.67%
Net interest margin		2.93%		2.90%

	For the quarters ended
	September 30, 2020		September 30, 2019
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$8	0.12%	$48	2.09%
Investments	4,898	2.88%	5,356	3.36%
Loans held for sale	19	1.51%	2	1.66%
Loans	14,167	3.88%	15,070	4.75%
Total interest-earning assets	19,092	3.52%	20,476	4.27%
Interest expense
Deposits	2,866	0.75%	5,983	1.65%
Other borrowings	895	1.27%	695	1.50%
Total interest expense	3,761	0.83%	6,678	1.63%
Net interest income	$15,331		$13,798
Interest rate spread		2.69%		2.64%
Net interest margin		2.82%		2.88%

Interest income includes $788,000 in net origination fees recognized year-to-date attributable to PPP loans; as of September 30, 2020, net unrecognized PPP origination fees totaled $2.7 million. No such fees were recognized in 2019 or in the first quarter of 2020.

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2020 compared to 2019. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the nine months ended September 30, 2020 compared to 2019
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$299	$(117)	$(240)	$(58)
Investment securities	1,128	(1,594)	(113)	(579)
Loans held for sale	32	(1)	(10)	21
Loans	5,146	(4,950)	(570)	(374)
Change in interest income	6,605	(6,662)	(933)	(990)
Interest expense
Deposits	911	(6,693)	(344)	(6,126)
Other borrowings	824	(570)	(215)	39
Change in interest expense	1,735	(7,263)	(559)	(6,087)
Change in net interest income	$4,870	$601	$(374)	$5,097
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2020 compared to 2019
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$86	$(45)	$(81)	$(40)
Investment securities	373	(777)	(54)	(458)
Loans held for sale	19	—	(2)	17
Loans	2,327	(2,798)	(432)	(903)
Change in interest income	2,805	(3,620)	(569)	(1,384)
Interest expense
Deposits	329	(3,266)	(180)	(3,117)
Other borrowings	370	(111)	(59)	200
Change in interest expense	699	(3,377)	(239)	(2,917)
Change in net interest income	$2,106	$(243)	$(330)	$1,533

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2020 and 2019.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Assets
Cash and cash equivalents	$19,336	$16,462	$24,995	$18,325
Interest-bearing deposits in other banks	25,386	8,283	25,558	9,133
Securities available for sale	321,834	324,001	318,080	323,969
Securities to be held to maturity	332,467	287,051	348,185	299,742
Restricted equity securities, at cost	10,252	9,371	10,545	8,982
Loans held for sale	2,701	302	4,998	477
Loans	1,399,539	1,255,089	1,453,139	1,258,738
Allowance for loan losses	(12,850)	(11,477)	(14,552)	(11,597)
Net loans	1,386,689	1,243,612	1,438,587	1,247,141
Accrued interest receivable	9,144	8,105	9,947	7,936
Premises and equipment	20,971	21,529	20,611	20,978
Other real estate owned	527	457	845	282
Goodwill	29,805	29,805	29,805	29,805
Other assets	51,482	45,896	53,131	47,124
Total Assets	$2,210,594	$1,994,874	$2,285,287	$2,013,894

Liabilities & Shareholders' Equity
Demand deposits	$198,196	$153,824	$234,898	$163,803
NOW deposits	419,334	365,925	452,758	365,352
Money market deposits	165,465	137,988	165,964	138,717
Savings deposits	253,110	237,707	271,035	240,129
Certificates of deposit	673,005	695,504	631,581	697,913
Total deposits	1,709,110	1,590,948	1,756,236	1,605,914
Borrowed funds – short term	203,385	177,459	225,897	173,318
Borrowed funds – long term	55,097	10,107	55,097	10,107
Dividends payable	813	1,160	848	1,207
Other liabilities	23,586	13,545	26,744	15,308
Total Liabilities	1,991,991	1,793,219	2,064,822	1,805,854
Shareholders' Equity:
Common stock	109	109	109	109
Additional paid-in capital	64,396	63,138	64,720	63,416
Retained earnings	151,752	138,646	155,087	141,594
Net unrealized gain (loss) on securities available for sale	6,772	(652)	6,942	3,169
Net unrealized loss on securities transferred from available for sale to held to maturity	(163)	(192)	(143)	(187)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(4,287)	569	(6,274)	(98)
Net unrealized gain on postretirement benefit costs	24	37	24	37
Total Shareholders' Equity	218,603	201,655	220,465	208,040
Total Liabilities & Shareholders' Equity	$2,210,594	$1,994,874	$2,285,287	$2,013,894

Non-Interest Income
Non-interest income of $13.6 million for the nine months ended September 30, 2020 is an increase of $3.3 million compared to the same period in 2019. Strong purchase and refinance volume led to mortgage banking revenue increasing $2.6 million or 209.9%. Revenue at First National Wealth Management increased $253,000 and net gains on securities added $1.2 million, while service charge income and other income were both negatively impacted by lower transaction volume related to COVID-19. Non-interest income of $4.8 million for the quarter ended September 30, 2020 is an increase of $1.3 compared to the same period in 2019, due primarily to mortgage banking revenue.
Non-Interest Expense
Non-interest expense of $29.2 million for the nine months ended September 30, 2020 is an increase of 11.7% or $3.1 million compared to non-interest expense of $26.2 million for the same period in 2019. The year-to-year change was impacted by charges taken during the first quarter of 2020 to restructure interest rate swap positions, as well as increases in employee expenses and furniture and equipment expense. The Company's non-GAAP efficiency ratio stood at 50.00% for the nine months ended September 30, 2020, down from 51.12% for the same period in 2019. The ratio was elevated in the first quarter of 2020 due to charges taken to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for the first nine months of 2020 would have been 46.87%. Non-interest expense of $9.3 million for the quarter ended September 30, 2020 is an increase of 2.6% compared to non-interest expense of $9.0 million for the same period in 2019 due to the reasons mentioned above along with the application of FDIC assessment credits in third quarter of 2019.
Income Taxes
Income taxes on operating earnings were $3.8 million for the nine months ended September 30, 2020, up $362,000 from the same period in 2019.
Investments
The Company's investment portfolio increased by $31.5 million between December 31, 2019 and September 30, 2020. As of September 30, 2020, mortgage-backed securities had a carrying value of $319.8 million and a fair value of $320.6 million. Of this total, securities with a fair value of $122.3 million or 38.1% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $198.3 million or 61.9% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $139,000 at September 30, 2020. This compares to $182,000 and $189,000, net of taxes, at December 31, 2019 and September 30, 2019, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2020 and 2019 and December 31, 2019.

Dollars in thousands	September 30, 2020	December 31, 2019	September 30, 2019
Securities available for sale
U.S. Government-sponsored agencies	$27,497	$7,398	$—
Mortgage-backed securities	276,424	326,617	322,190
State and political subdivisions	36,219	26,505	4,608
	$340,140	$360,520	$326,798
Securities to be held to maturity
U.S. Government-sponsored agencies	$26,146	$32,840	$32,840
Mortgage-backed securities	43,414	14,431	15,584
State and political subdivisions	245,152	219,585	236,612
Corporate securities	17,250	14,750	13,750
	$331,962	$281,606	$298,786
Restricted equity securities
Federal Home Loan Bank Stock	$9,508	$7,945	$7,945
Federal Reserve Bank Stock	1,037	1,037	1,037
	$10,545	$8,982	$8,982
Total securities	$682,647	$651,108	$634,566

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2020. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	6,964	1.14%	18,147	2.74%
Due after 10 years	20,533	2.36%	7,999	2.88%
Total	27,497	2.05%	26,146	2.78%
Mortgage-Backed Securities
Due in 1 year or less	7,159	3.03%	—	0.00%
Due in 1 to 5 years	24,260	2.47%	7,963	1.76%
Due in 5 to 10 years	42,412	2.54%	13,149	2.74%
Due after 10 years	202,593	2.13%	22,302	2.52%
Total	276,424	2.24%	43,414	2.45%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,704	5.52%
Due in 1 to 5 years	—	0.00%	14,632	5.44%
Due in 5 to 10 years	10,710	4.91%	138,604	4.54%
Due after 10 years	25,509	4.04%	90,212	4.05%
Total	36,219	4.30%	245,152	4.42%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.75%
Due in 1 to 5 years	—	0.00%	10,000	5.43%
Due in 5 to 10 years	—	0.00%	6,500	4.92%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	17,250	5.08%
	$340,140	2.45%	$331,962	4.07%

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
Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at September 30, 2020 amounted to $1.4 million, or 0.21% of the amortized cost of the total securities portfolio. At December 31, 2019, this amount was $1.1 million, or 0.18% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of September 30, 2020, the Company had temporarily impaired securities with a fair value of $120.1 million and unrealized losses of $1.4 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $4.2 million as of September 30, 2020, compared with $19.0 million at December 31, 2019. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2020:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated	Unrealized Losses	Fair Value (Estimated	Unrealized Losses
U.S. Government-sponsored agencies	$16,817	$(228)	$—	$—	$16,817	$(228)
Mortgage-backed securities	79,816	(654)	4,216	(114)	84,032	(768)
State and political subdivisions	19,201	(361)	—	—	19,201	(361)
	$115,834	$(1,243)	$4,216	$(114)	$120,050	$(1,357)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2020, there were $228,000 unrealized losses on these securities compared to $128,000 unrealized losses as of December 31, 2019. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at September 30, 2020.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2020, there were $768,000 of unrealized losses on these securities compared with $849,000 at December 31, 2019. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2020 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2020. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2020, there were $361,000 of unrealized losses on these securities compared to $109,000 at December 31, 2019. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At September 30, 2020, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2020 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2020.
Corporate securities. As of September 30, 2020 and December 31, 2019, there were no unrealized losses on these securities. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2020, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2020, the Bank's investment in FHLB stock totaled $9.5 million. This compares to $7.9 million as of December 31, 2019 and September 30, 2019. FHLB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through September 30, 2020. The Company will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2020, the Bank had $6.4 million in loans held for sale. This compares to $154,000 loans held for sale at December 31, 2019 and $852,000 loans held for sale at September 30, 2019. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first nine months of 2020, with total loans at $1.44 billion at September 30, 2020, up $139.6 million or 10.8% from total loans of $1.30 billion at December 31, 2019. Commercial loans increased $138.8 million or 22.0% between December 31, 2019 and September 30, 2020, municipal loans increased $2.8 million or 6.8%, residential term loans increased $5.2 million and home equity lines of credit decreased $9.4 million. Loans made under the U.S. Small Business Administration's Payroll Protection Program (PPP) added $96.0 million to commercial loans in the second quarter of 2020, and $1.3 million in the third quarter.
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
Construction loans, both commercial and residential, at 33.4% of capital are well under the regulatory guidance of 100.0% of capital at September 30, 2020. Construction loans and non-owner-occupied commercial real estate loans are at 129.4% of total capital, well under the regulatory guidance of 300.0% of capital at September 30, 2020.
The following table summarizes the loan portfolio, by class, at September 30, 2020 and 2019 and December 31, 2019.

Dollars in thousands	September 30, 2020		December 31, 2019		September 30, 2019
Commercial
Real estate	$407,128	28.3%	$372,810	28.7%	$368,165	29.1%
Construction	52,038	3.6%	38,084	3.0%	37,242	2.9%
Other	309,297	21.5%	218,773	16.9%	201,859	16.0%
Municipal	44,110	3.1%	41,288	3.2%	36,522	2.9%
Residential
Term	497,667	34.6%	492,455	37.9%	485,490	38.4%
Construction	16,101	1.2%	14,813	1.2%	14,118	1.1%
Home equity line of credit	82,982	5.8%	92,349	7.1%	94,144	7.5%
Consumer	27,323	1.9%	26,503	2.0%	25,919	2.1%
Total loans	$1,436,646	100.0%	$1,297,075	100.0%	$1,263,459	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2020.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$909	$22,798	$41,625	$341,796	$407,128
Construction	423	7,396	2,632	41,587	52,038
Other	1,095	169,112	74,046	65,044	309,297
Municipal	—	22,922	11,158	10,030	44,110
Residential
Term	100	9,380	45,879	442,308	497,667
Construction	—	319	—	15,782	16,101
Home equity line of credit	—	631	506	81,845	82,982
Consumer	7,443	6,655	7,227	5,998	27,323
Total loans	$9,970	$239,213	$183,073	$1,004,390	$1,436,646
The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2020.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$284,566	19.8%	$122,562	8.5%	$407,128	28.3%
Construction	48,235	3.3%	3,803	0.3%	52,038	3.6%
Other	260,539	18.1%	48,758	3.4%	309,297	21.5%
Municipal	43,224	3.0%	886	0.1%	44,110	3.1%
Residential
Term	421,326	29.3%	76,341	5.3%	497,667	34.6%
Construction	16,101	1.1%	—	0.1%	16,101	1.2%
Home equity line of credit	1,904	0.1%	81,078	5.7%	82,982	5.8%
Consumer	20,375	1.4%	6,948	0.5%	27,323	1.9%
Total loans	$1,096,270	76.1%	$340,376	23.9%	$1,436,646	100.0%

Loan Concentrations
As of September 30, 2020, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2020, impaired loans with specific reserves totaled $5.2 million and the amount of such reserves was $890,000. This compares to impaired loans with specific reserves of $11.1 million at December 31, 2019 and the amount of such reserves was $2.2 million. Several impaired loans at December 31, 2019 were paid off or otherwise resolved in the nine months ended September 30, 2020, accounting for the $5.9 million decrease in impaired loans and the $1.3 million reduction in specific reserves.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2020 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of September 30, 2020 and 2019 and December 31, 2019. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2020		December 31, 2019		September 30, 2019
Commercial
Real estate	$4,761	28.3%	$3,742	28.7%	$3,795	29.1%
Construction	607	3.6%	365	3.0%	353	2.9%
Other	3,642	21.5%	3,329	16.9%	3,220	16.0%
Municipal	139	3.1%	27	3.2%	26	2.9%
Residential
Term	2,516	34.6%	1,024	37.9%	1,137	38.4%
Construction	81	1.2%	25	1.2%	23	1.1%
Home equity line of credit	1,457	5.8%	1,078	7.1%	824	7.5%
Consumer	592	1.9%	867	2.0%	680	2.1%
Unallocated	1,576	—%	1,182	—%	1,707	—%
Total	$15,371	100.0%	$11,639	100.0%	$11,765	100.0%

The allowance for loan losses totaled $15.4 million at September 30, 2020, compared to $11.6 million as of December 31, 2019 and $11.8 million as of September 30, 2019. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $1.3 million in the first nine months of 2020 from $2.2 million at December 31, 2019 to $890,000 at September 30, 2020. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $157,000 in the first nine months of 2020. The portion of the reserve based on qualitative factors increased $4.8 million in the first nine months of 2020 due to a mix of factors. These included initial impacts of the COVID-19 pandemic on various macroeconomic measures used in the qualitative model, as well as top down and unit level analysis of the loan portfolio for factors such as COVID-19 related modifications and industry segments particularly vulnerable to social distancing. Unallocated reserves of $1.2 million, or 10.2% of the total reserve at December 31, 2019, increased to $1.6 million, or 10.3% as of September 30, 2020. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the unallocated portion of the reserve at September 30, 2020 adequately addresses general imprecision related to loan portfolio growth, along with other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance.

A breakdown of the allowance for loan losses as of September 30, 2020, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$135	$686	$3,940	$—	$4,761
Construction	19	87	501	—	607
Other	128	521	2,993	—	3,642
Municipal	—	—	139	—	139
Residential
Term	204	275	2,037	—	2,516
Construction	—	10	71	—	81
Home equity line of credit	403	79	975	—	1,457
Consumer	1	168	423	—	592
Unallocated	—	—	—	1,576	1,576
	$890	$1,826	$11,079	$1,576	$15,371

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $4.6 million for the first nine months of 2020 and $875,000 the first nine months of 2019. Net charge-offs were $818,000 in the first nine months of 2020, up from $342,000 in the first nine months of 2019. Our allowance as a percentage of outstanding loans was 1.07% as of September 30, 2020, up from 0.90% as of December 31, 2019, and 0.93% as of September 30, 2019.

The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019:

Dollars in thousands	September 30, 2020	December 31, 2019	September 30, 2019
Balance at the beginning of year	$11,639	$11,232	$11,232
Loans charged off:
Commercial
Real estate	532	89	53
Construction	—	—	—
Other	24	179	123
Municipal	—	—	—
Residential
Term	46	445	93
Construction	—	—	—
Home equity line of credit	153	69	38
Consumer	238	338	235
Total	993	1,120	542
Recoveries on loans previously charged off
Commercial
Real estate	—	15	15
Construction	—	—	—
Other	24	73	70
Municipal	—	—	—
Residential
Term	31	57	10
Construction	—	—	—
Home equity line of credit	20	4	3
Consumer	100	128	102
Total	175	277	200
Net loans charged off	818	843	342
Provision for loan losses	4,550	1,250	875
Balance at end of period	$15,371	$11,639	$11,765
Ratio of net loans charged off to average loans outstanding[1]	0.08%	0.07%	0.04%
Ratio of allowance for loan losses to total loans outstanding	1.07%	0.90%	0.93%
1 Annualized using a 366-day basis for 2020 and a 365-day basis for 2019.

In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, including effects of the COVID-19 pandemic.

COVID-19 Impact on Loan Portfolio
The Company is actively working with borrowers impacted by the COVID-19 outbreak. As of September 30, 2020, a total of 966 loan modification requests for interest-only payments or deferred payments have been completed in conformance with the Interagency Statement on Loan Modifications and Reporting issued March 23, 2020 and/or Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, representing $279.7 million in loan balances, or approximately 20.8% of the overall loan portfolio. One of these modifications of a de minimis amount has been classified as a Troubled Debt

Restructure since being modified. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest.
As of September 30, 2020, loans totaling $81.0 remained in their original modification or had had a subsequent modification, representing 6.0% of the overall portfolio. Refer to Note 4 of the financial statements for further detail.
First National Bank is a designated SBA preferred lender and had processed 1,710 Paycheck Protection Program (PPP) loan requests totaling $97.3 million in funds disbursed to qualified small businesses as of September 30, 2020. The Bank is now actively working with these PPP borrowers to process applications for forgiveness per PPP guidelines.
The impact of the consequences of COVID-19 upon borrowers and ultimately the Company's loan portfolio metrics remains difficult to estimate or ascertain. The State of Maine, where most of the Bank's customers reside and/or operate businesses has gradually re-opened its economy. Impacts upon economic activity has been mixed with some sectors, such as residential real estate and outdoor recreation, performing strongly while others such as hospitality and indoor dining have been negatively impacted. Quarantines for visitors from many states and limits on the size of public gatherings remain in place. As of September 30, 2020, approximately 9% of the Company’s loan portfolio consisted of hospitality or restaurant industry borrowers, considered amongst the most impacted by COVID-19.
The Company regularly monitors activity on open credit lines and has not observed increased utilization related to COVID-19. Commercial credit line balances decreased $19.4 million in the third quarter of 2020 following the payoff of a large participation credit. The average utilization rate in the third quarter was 42.3%, down from an average utilization rate of 51.0% in the second quarter of 2020 and down from an average of 54.2% in the third quarter of 2019. Home equity line of credit balances decreased $4.5 million in the third quarter of 2020 resulting in an average utilization rate for the quarter of 49.4%, down slightly from 51.1% in the second quarter of 2020 and down from 51.9% in the third quarter of 2020.
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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.63% at September 30, 2020 compared to 1.28% at December 31, 2019 and 1.33% at September 30, 2019. The following table shows the distribution of nonperforming loans by class as of September 30, 2020 and 2019 and December 31, 2019:

Dollars in thousands	September 30, 2020	December 31, 2019	September 30, 2019
Commercial
Real estate	$1,771	$1,784	$1,807
Construction	307	256	256
Other	503	6,534	6,871
Municipal	—	—	—
Residential
Term	4,467	5,899	6,840
Construction	—	—	—
Home equity line of credit	2,063	2,171	1,078
Consumer	—	5	6
Total nonperforming loans	$9,111	$16,649	$16,858
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2020, loans 90 or more days past due and still accruing interest totaled $1.5 million, compared to $1.6 million at December 31, 2019 and $18,000 at September 30, 2019.

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
As of September 30, 2020, we had 78 loans with a balance of $13.4 million that have been restructured. This compares to 81 loans with a balance of $21.4 million and 82 loans with a balance of $24.3 million classified as TDRs as of December 31, 2019 and September 30, 2019, respectively.
The following table shows the activity in loans classified as TDRs between December 31, 2019 and September 30, 2020:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2019	81	$21,424
Added in 2020	3	197
Loans paid off in 2020	(6)	(7,000)
Repayments in 2020	—	(1,231)
Total at September 30, 2020	78	$13,390

As of September 30, 2020, 51 loans with an aggregate balance of $9.5 million were performing under the modified terms, five loans with an aggregate balance of $703,000 were more than 30 days past due and accruing and 22 loans with an aggregate balance of $3.2 million were on nonaccrual. As a percentage of aggregate outstanding balance, 71.2% were performing under the modified terms, 5.3% were more than 30 days past due and accruing and 23.6% were on nonaccrual. The performance status of all TDRs as of September 30, 2020, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$2,505	$477	$1,072	$4,054
Construction	701	—	—	701
Other	305	216	208	729
Municipal	—	—	—	—
Residential
Term	5,716	—	1,714	7,430
Construction	—	—	—	—
Home equity line of credit	301	—	165	466
Consumer	—	10	—	10
	$9,528	$703	$3,159	$13,390
Percent of balance	71.2%	5.3%	23.6%	100.0%
Number of loans	51	5	22	78
Associated specific reserve	$285	$2	$108	$395

Residential TDRs (including home equity lines of credit) as of September 30, 2020 included 54 loans with an aggregate balance of $7.9 million, and the modifications granted fell into five major categories. Loans totaling $5.3 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $2.9 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $483,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Rate concessions were granted on loans totaling $1.6 million. Loans with an aggregate balance of $854,000 were involved in bankruptcy. Certain residential TDRs had more than one modification.
Consumer TDR's as of September 30, 2020 included one loan with a balance of $10,000 due to an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford.
Commercial TDRs as of September 30, 2020 were comprised of 23 loans with a balance of $5.5 million. Of this total, six loans with an aggregate balance of $1.3 million had an extended period of interest-only payments, deferring the start of principal repayment. Five loans with an aggregate balance of $1.2 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Six loans with an aggregate balance of $937,000 had a deferral of payment. The remaining six loans with an aggregate balance of $2.0 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of September 30, 2020, Management is aware of eight loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $911,000. There were also 22 loans with an outstanding balance of $3.2 million that were classified as TDRs and on non-accrual status, of which two loans with an outstanding balance of $430,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $19.3 million at September 30, 2020, and have decreased $9.9 million from December 31, 2019. There were 145 impaired loans at September 30, 2020 down from 150 loans at December 31, 2019. Impaired commercial loans decreased $7.6 million between December 31, 2019 and September 30, 2020. The specific allowance for impaired commercial loans decreased from $1.5 million at December 31, 2019 to $282,000 as of September 30, 2020, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2019 to September 30, 2020, impaired residential loans decreased $2.3 million and impaired home equity lines of credit decreased $124,000.

The following table sets forth impaired loans as of September 30, 2020 and 2019 and December 31, 2019:

Dollars in thousands	September 30, 2020	December 31, 2019	September 30, 2019
Commercial
Real estate	$4,753	$6,309	$9,049
Construction	1,009	958	978
Other	1,023	7,075	7,332
Municipal	—	—	—
Residential
Term	10,182	12,439	13,446
Construction	—	—	—
Home equity line of credit	2,364	2,488	1,398
Consumer	10	5	6
Total	$19,341	$29,274	$32,209

Past Due Loans
The Bank's overall loan delinquency ratio was 0.89% at September 30, 2020 compared to 1.16% at December 31, 2019 and 0.78% at September 30, 2019. Loans 90 days delinquent and accruing decreased from $1.6 million at December 31, 2019 to $1.5 million as of September 30, 2020. The following table sets forth loan delinquencies as of September 30, 2020 and 2019 and December 31, 2019:

Dollars in thousands	September 30, 2020	December 31, 2019	September 30, 2019
Commercial
Real estate	$2,909	$1,774	$1,199
Construction	80	271	293
Other	2,676	5,028	663
Municipal	—	—	—
Residential
Term	4,509	4,640	5,223
Construction	—	—	—
Home equity line of credit	2,325	2,957	1,867
Consumer	277	347	569
Total	$12,776	$15,017	$9,814
Loans 30-89 days past due to total loans	0.51%	0.63%	0.33%
Loans 90+ days past due and accruing to total loans	0.10%	0.12%	0.00%
Loans 90+ days past due on non-accrual to total loans	0.27%	0.40%	0.45%
Total past due loans to total loans	0.89%	1.16%	0.78%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2020, there were nine potential problem loans with a balance of $1.4 million or 0.09% of total loans. This compares to nine loans with a balance of $1.3 million or 0.10% of total loans at December 31, 2019.
As of September 30, 2020, there were 19 loans in the process of foreclosure with a total balance of $2.6 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2020, there were five properties owned with an OREO balance of $777,000, net of an allowance for losses of $45,000, compared to December 31, 2019 and September 30, 2019 when there were two properties owned with an OREO balance of $279,000, with no allowance for loan losses.

The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2020	December 31, 2019	September 30, 2019
Carrying Value
Commercial
Real estate	$222	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	600	279	279
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$822	$279	$279
Related Allowance
Commercial
Real estate	$45	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$45	$—	$—
Net Value
Commercial
Real estate	$177	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	600	279	279
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$777	$279	$279

Liquidity Management
As of September 30, 2020, the Bank had primary sources of liquidity of $938.7 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $390.0 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 77.3% of total average assets in the first nine months of 2020. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with two correspondent banks and availability through the Federal Reserve Bank Borrower in Custody program. In the second quarter of 2020, the Bank enrolled in the Paycheck Protection Program Liquidity Facility (PPPLF) offered by the Federal Reserve Bank of Boston. PPPLF offers the ability to obtain advances dollar for dollar against the value of pledged PPP loans. The facility will be available to draw upon until December 31, 2020; no PPPLF advances have been taken to date.
Deposits
During the first nine months of 2020, total deposits increased by $112.6 million or 6.8% from December 31, 2019 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $216.7 million or 27.1% in the first nine months of 2020, money market deposits decreased $4.1 million or 2.5%, and certificates of deposit decreased $100.0 million or 14.5%. Between September 30, 2019 and September 30, 2020, total deposits increased by $139.8 million or 8.6%. Low-cost deposits increased by $203.4 million or 25.0%, money market accounts increased $8.3 million or 5.6%, and certificates of deposit decreased $71.8 million or 10.9%. The increase in low-cost deposits and further utilization of borrowed funds allowed for a decrease in higher cost Certificates of Deposit.
Borrowed Funds
The Company uses funding from the Federal Home Loan Bank of Boston (FHLB), the Federal Reserve Bank of Boston (FRB) and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2020, borrowed funds increased $98.8 million or 53.4% from December 31, 2019. Between September 30, 2019 and September 30, 2020, borrowed funds increased by $102.4 million or 56.4%. Factors in the year-to-date and year-to-year increases include a $50 million short term advance from the FRB Discount Window in the first quarter of 2020, subsequently renewed, and an increase of $28.2 million in repurchase agreement balances over the second and third quarters of 2020.
Shareholders' Equity
Shareholders' equity as of September 30, 2020 was $219.4 million, compared to $212.5 million as of December 31, 2019 and $208.5 million as of September 30, 2019. The Company's earnings in the first nine months of 2020, net of dividends declared, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" now stands at $5.5 million as of September 30, 2020 compared to $3.7 million as of December 31, 2019. The net unrealized loss on cash flow hedging derivative instruments now stands at $5.8 million, compared to the $97,000 gain as of December 31, 2019.
A cash dividend of $0.31 per share was declared in the third quarter of 2020. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 49.46% for the first nine months of 2020 compared to 51.15% for the same period in 2019. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2020 is this year's net income plus $26.1 million.
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
The Company met each of the well-capitalized ratio guidelines at September 30, 2020. The following tables indicate the capital ratios for the Bank and the Company at September 30, 2020 and December 31, 2019.

As of September 30, 2020	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.38%	14.17%	14.17%	15.33%
Company	8.42%	14.28%	14.28%	15.44%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2019	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.84%	14.25%	14.25%	15.19%
Company	8.88%	14.34%	14.34%	15.27%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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
During the first quarter of 2020, the Bank took advantage of market opportunities to restructure several interest rate swap positions and extend funding at favorable interest rates. At September 30, 2020, the Bank had 11 outstanding off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $260.0 million and an unrealized loss of $5.8 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30,

2020, the Bank's derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of September 30, 2020, the Bank had four loan swap agreements in place with a total notional value of $57.1 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2020:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$283,787	$228,687	$—	$55,100	$—
Operating leases	59	16	33	10	—
Certificates of deposit	589,931	444,041	113,861	32,029	—
Total	$873,777	$672,744	$113,894	$87,139	$—
Total loan commitments and unused lines of credit	$243,639	$243,639	$—	$—	$—
In addition to the above, on September 3, 2020 the Bank entered into a Branch Purchase & Assumption Agreement with Bangor Savings Bank (BSB) to acquire a branch location in Belfast, ME currently owned and operated by Damariscotta Bank & Trust (DB&T); BSB has an agreement in place to purchase DB&T.

The acquisition will be the Bank's first branch location in Waldo County, and is expected to add $16.5 million in deposits and $23.5 million in loans to its balance sheet. The final value of the transaction is estimated to be $24.8 million which includes the loans, an assignment of a ground lease, leasehold improvements, furniture and equipment, and the premium paid for the deposits. The Bank has received regulatory approval for the purchase, and the transaction is expected to be closed in the fourth quarter. A copy of the Agreement is included as Exhibit 10.4.

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2020 was 7.30% of total assets compared to -5.96% of total assets at December 31, 2019. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2020, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$102,310	$158,315	$231,740	$179,737
Restricted stock, at cost	9,508	—	—	1,037
Loans held for sale	—	—	—	6,387
Loans	450,874	261,548	516,756	207,468
Other interest-earning assets	3,100	24,587	—	—
Non-rate-sensitive assets	53,567	—	—	89,692
Total assets	619,359	444,450	748,496	484,321
Interest-bearing deposits	459,145	292,547	147,522	681,160
Borrowed funds	90,000	22,600	55,100	50,000
Non-rate-sensitive liabilities and equity	6,767	25,166	34,100	432,519
Total liabilities and equity	555,912	340,313	236,722	1,163,679
Period gap	$63,447	$104,137	$511,774	$(679,358)
Percent of total assets	2.76%	4.53%	22.28%	(29.58)%
Cumulative gap (current)	$63,447	$167,584	$679,358	$—
Percent of total assets	2.76%	7.30%	29.58%	—%

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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.4% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and increase by approximately 0.8% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 3.0% in a falling-rate scenario, and higher than that earned in a stable rate environment by 0.9% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2020 and December 31, 2019 is presented in the following table:

Changes in Net Interest Income	September 30, 2020	December 31, 2019
Year 1
Projected change if rates decrease by 1.0%	-0.4%	0.2%
Projected change if rates increase by 2.0%	0.8%	-4.3%
Year 2
Projected change if rates decrease by 1.0%	-3.0%	-0.9%
Projected change if rates increase by 2.0%	0.9%	-10.1%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2020, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2020, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. In response the the COVID-19 pandemic, the Federal Open Market Committee in March 2020 lowered its short-term benchmark interest rate by 150 basis points to a range of 0.00% to 0.25%. Management expects that short-term interest rates are likely to remain in this range for at least the next several quarters, and believes that the current level of interest rate risk is acceptable.

Cessation of LIBOR
The Company is aware that LIBOR may no longer be published after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee (ARRC) to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate (SOFR) as a replacement for LIBOR. The International Swap and Derivatives Association (ISDA), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and replacement rates, including having replacement rates in place before the possible cessation of LIBOR at the end of 2021, and has committed to providing more definitive recommendations later in 2020. The Company has formed a working group to address the change away from LIBOR. Management intends to continue to monitor developments from ARRC and ISDA closely, and expects to pursue the steps ultimately recommended to provide for an orderly transition to a post-LIBOR environment. Of the interest rate swap contracts the Bank has in place as of September 30, 2020, two contracts carrying a total notional amount of $50 million are set to mature prior to December 31, 2021; nine contracts with a total notional amount of $210 million have maturity dates beyond December 31, 2021. The four customer loan swap contracts have maturity dates of December 19, 2029, August 21, 2030, July 1, 2035 and October 1, 2039.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2020, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

The Company's Form 10-K for the year ended December 31, 2019 provides information on risk factors at that time and mentions the potential economic consequences associated with the COVID-19 outbreak. Since the 10-K was published, the COVID-19 outbreak has evolved into a worldwide pandemic with a myriad of adverse impacts upon society as a whole. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, Federal, State and Local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The initial restrictions and other consequences of the pandemic resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail sales, travel, hospitality and food and beverage industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate. Restrictions have been at least partially lifted nationally and within the Company's operating footprint with some level of economic recovery resulting. An increase in virus spread or infection rates could result in restrictions being re-implemented with further negative impact to economic activity.
The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operations. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•employees contracting COVID-19
•unavailability of key personnel necessary to conduct our business activities
•disruption resulting from having a significant percentage of employees work remotely
•repeated or sustained closures of our branch lobbies
•declines in demand for loans and other banking services
•reduced consumer spending due to job losses or other impacts of the virus
•adverse conditions in financial markets may have a negative impact on our investment portfolio
•adverse economic conditions result in a slowdown in municipal tax collections potentially impacting municipal loans, investments, and deposit balances
•decline in credit quality of our loan portfolio leading to increased provisions for loan losses
•declines in the value of loan collateral, including residential and commercial real estate
•decline in the liquidity of borrowers and guarantors impairing their ability to honor financial commitments
•actions of governmental entities to limit business activities

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2020:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2020	3,491	29.33	—	—
February 2020	1,806	28.47	—	—
March 2020	—	—	—	—
April 2020	—	—	—	—
May 2020	—	—	—	—
June 2020	—	—	—	—
July 2020	—	—	—	—
August 2020	150	20.73	—	—
September 2020	—	—	—	—
	5,447	$26.18	—	—

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
Exhibit 10.4 Branch Purchase and Assumption Agreement between the Bank and Bangor Savings Bank for the purchase of a bank branch, loans and deposits at 1 Belmont Ave, Belfast, Maine, attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2020.
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

Date: November 6, 2020

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: November 6, 2020