Form 10-K
period 2020-12-31
First Bancorp, Inc /ME/
filed 2021-03-05
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2020

Commission File Number 0-26589

THE FIRST BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Maine	01-0404322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

223 Main Street	Damariscotta	Maine	04543
(Address of principal executive offices)			(Zip code)

(207) 563-3195
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None
Common Stock

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. (Check one):

☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☒ Smaller reporting company
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

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
Common Stock: $222,030,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2021
Common Stock: 10,984,439 shares

Documents Incorporated By Reference:
Proxy Statement for the Annual Meeting of Shareholders
to be held on April 28, 2021

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
On December 11, 2020, the Bank completed the purchase of a branch at 1B Belmont Avenue in Belfast, Maine, from Bangor Savings Bank ("Bangor Savings"). The branch is one of six branches Bangor Savings acquired from Damariscotta Bank & Trust Company ("DB&T"), and this branch was divested by Bangor Savings to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank acquired approximately $23 million in loans and assumed approximately $19 million in deposits. The transaction value was approximately $25.2 million consisting of the loans, building, equipment, core deposit intangible, and goodwill.
As of December 31, 2020, the Company's securities consisted of one class of common stock. At that date, there were 10,950,289 shares of common stock outstanding.
The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank's capital stock consists of one class of common stock, of which 290,069 shares, par value $2.50 per share, are issued and outstanding. All of the Bank's common stock is owned by the Company.
The Bank emphasizes personal service, and its customers are primarily small businesses and individuals to whom the Bank offers a wide variety of services, including deposit accounts and consumer, commercial and mortgage loans. The Bank has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank's market area is subject to modest seasonal fluctuations with lower deposits in the winter and spring and higher deposits in the summer and fall. This fluctuation is predictable and has not had a materially adverse effect on the Bank.
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

The First Bancorp - 2020 Form 10-K - Page 1

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
The First Bancorp - 2020 Form 10-K - Page 2

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted on July 21, 2010, resulted in broad changes to the U.S. financial system and was the most significant financial reform legislation enacted since the 1930s. The ultimate impact of the Dodd-Frank Act continues to evolve ten years since its passage, but it has affected, and we expect it will continue to affect, most of our business in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital and liquidity. A number of reforms to the Dodd-Frank Act were included in S.2155, passed in May 2018, however most were targeted for financial institutions smaller than the Company.
The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB concentrated much of its initial rule-making efforts on mortgage lending related topics required under the Act, including ability-to-repay, qualified mortgage standards, mortgage servicing standards, loan originator compensation, high-cost mortgage requirements and appraisal and escrow requirements for higher priced mortgage loans. In October 2015, TILA RESPA Integrated Disclosure (TRID) requirements went into effect to enhance the disclosures provided by lenders to mortgage loan applicants. In 2018, new rules went into effect for the Home Mortgage Disclosure Act (HMDA), expanding its scope and data reporting requirements. While the general tenor of the CFPB was toned down over the past four years, a new administration may place greater emphasis on consumer protection; we expect that the CFPB will remain focused on the exercise of its rule-making authority through its own examination practices or those of the prudential regulators.
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

Privacy
The FDIC, the OCC and other regulatory agencies have published privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal
The First Bancorp - 2020 Form 10-K - Page 3

information to non-affiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most non-affiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

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

The Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002 ("SOX") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the types of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. SOX's principal provisions, many of which have been implemented through regulations released and policies and rules adopted by the securities exchanges in 2003 and 2004, provide for and include, among other things:
•The creation of an independent accounting oversight board;
•Auditor independence provisions which restrict non-audit services that accountants may provide to clients;
•Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;
•The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;
•An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company's independent auditors;
•Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
•Requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC), and if not, why not;
•Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during certain blackout periods;
•A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on non-preferential terms and in compliance with bank regulatory requirements;
•Disclosure of a code of ethics and filing a Form 8-K in the event of a change or waiver of such code; and
•A range of enhanced penalties for fraud and other violations.

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
The First Bancorp - 2020 Form 10-K - Page 4

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
On December 31, 2020, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 14.82% and 13.66%, respectively, and its Leverage Capital Ratio was 8.49%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Basel III Capital Requirements
In December 2010, the Basel Committee on Bank Supervision (the "BCBS") finalized a set of international guidelines for determining regulatory capital known as "Basel III." These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The Basel III guidelines:
•raised the quality of capital so that banks will be better able to absorb losses on a going concern basis;
•increased the risk coverage of the capital framework, specifically for trading activities, securitizations, exposures to off-balance sheet vehicles, and counterparty credit exposures arising from derivatives;
•raised the level of minimum capital requirements;
•established an international leverage ratio;
•developed capital buffers; and
The First Bancorp - 2020 Form 10-K - Page 5

•raised standards for the supervisory review process (Pillar 2) and public disclosures (Pillar 3).
In June 2013, the U.S. banking regulators finalized rulemaking to implement the BCBS capital guidelines for U.S. banks, including, among other things:
•implement in the United States the Basel III regulatory capital reforms, including those that revise the definition of capital, increase minimum capital ratios, and introduce a minimum Tier 1 common equity ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Tier 1 common equity ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk;
•revise "Basel I" rules for calculating risk-weighted assets to enhance risk sensitivity;
•modify the existing Basel II advanced approaches rules for calculating risk-weighted assets to implement Basel III; and
•comply with the Dodd-Frank Act provision prohibiting reliance on external credit ratings to support certain investment decisions.
The U.S. banking regulators also approved a final rule to implement changes to the market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities.
The Company's Tier 1 common equity ratio of 13.66% exceeded the fully phased-in minimum ratio of 7.00% by 6.66 percentage points at December 31, 2020.
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
The First Bancorp - 2020 Form 10-K - Page 6

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
The Bank is subject to deposit insurance assessments to maintain the DIF; these assessments are based on its assets. To determine its deposit insurance assessment base, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. On May 20, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks (generally those banks with less than $10 billion of assets that have been insured for at least five years). The rule takes a risk based approach, utilizing the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect financial and operational risks that a bank may face, as one component of the assessment calculation along with seven additional metrics including capital adequacy, asset quality, earnings, brokered deposit reliance, and assets growth rate. Each of the seven metrics and a weighted average of CAMELS component ratings is multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments. Assessment rates for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points, after adjustments. Assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments. Assessment rates specific to the Bank are calculated quarterly based upon its balance sheet and performance metrics as of the prior quarter end. The FDIC has the power to adjust deposit insurance assessment rates at any time, and the Company is not able to predict the amount or timing of any adjustment.
The Federal Deposit Insurance Act ("FDIA"), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, establishes a minimum reserve ratio of the DIF to estimated insured deposits of 1.15% prior to September 2020 and 1.35% thereafter. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets. To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposed a 4.5 basis points surcharge on the quarterly insurance assessments of large banks, which became effective on July 1, 2016. The surcharge continued through September 30, 2018, when the reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio of 1.35%. Small banks, such as the Bank, were not required to pay the surcharge. To offset the effect of the increase in the reserve ratio on small banks, those banks received credits for the portion of their assessments that helped to raise the reserve ratio from 1.15% to 1.35%. Credits were to be applied automatically to reduce a small bank’s regular assessment in each quarter that the reserve ratio is at least 1.38%, up to the entire amount of the credit or assessment. For the Bank, credits began to be applied in the third quarter of 2019, and the last of the credits were applied in the first quarter of 2020.
Brokered Deposits and Pass-Through Deposit Insurance Limitations
Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from its primary federal banking regulator. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See "Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Industry regulators have recently published changes to the definition of brokered deposits; the Company has reviewed new standards and believes it will have no impact upon its business. The Bank currently accepts brokered deposits.

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
The First Bancorp - 2020 Form 10-K - Page 7

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

Employees
At December 31, 2020, the Company had 255 employees and full-time equivalency of 250 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income insurance, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

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

The First Bancorp - 2020 Form 10-K - Page 8

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
Risk Associated With Our Business
Our operations, business, and financial condition have been and may continue to be impacted by the COVID-19 pandemic.
The COVID-19 outbreak which evolved into a worldwide pandemic has had a myriad of adverse impacts upon society as a whole. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, Federal, State and Local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The initial restrictions and other consequences of the pandemic resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail sales, travel, hospitality and food and beverage industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate. Restrictions have been at least partially lifted nationally and within the Company's operating footprint with some level of economic recovery resulting. While progress towards vaccination has been made, an increase in virus spread or infection rates, or the emergence of new variants of the virus could result in restrictions being re-implemented with further negative impact to economic activity.
The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, Federal Reserve action to lower the Federal Funds rate, may negatively affect our interest income and, therefore, earnings, financial condition and results of operations. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

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

The First Bancorp - 2020 Form 10-K - Page 9

Our loan portfolio includes commercial, commercial real estate and commercial construction loans that may have higher risks than other types of loans.
Our commercial, commercial real estate, and commercial construction loans at December 31, 2020 and 2019 were $783.7 million and $629.7 million, or 53.0% and 48.6% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders (such as the bank) with a high concentration or a high growth rate of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, the potential illiquidity of the real estate collateral securing such losses, and the increased difficulty of evaluating and monitoring these types of loans.
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
The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If, as a result of general economic conditions, previously incorrect assumptions or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional provision expenses. In addition, regulatory agencies review the Bank's allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Finally, our industry is the midst of a methodology change in the calculation of the allowance for loan losses. The incurred loss model presently in use will be replaced by a current expected credit loss model (“CECL”). The effective implementation date of CECL for the Company had been January 1, 2020. In October 2019, the Financial Accounting Standards Board ("FASB") approved an amendment to ASU 2016-13, the CECL standard, whereby the effective date of ASU 2016-13 was delayed for companies that qualify as a Smaller Reporting Companies ("SRC"). The Company qualifies as an SRC and as such our effective implementation date for CECL is now January 1, 2023. Given the delay, the Company opted not to complete its calculation of a formal estimate of any adjustment to the level of the allowance to meet the CECL standard. Sufficient progress towards a formal estimate was made to lead us to conclude that it continues to be likely that an increase in the level will be necessary. As allowed by CECL implementation rules, any such day one increase will be a one-time capital event with an option to phase-in over three years for regulatory capital purposes, and is not presently expected to materially and adversely impact the Company’s earnings upon adoption.
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

The First Bancorp - 2020 Form 10-K - Page 10

The Maine foreclosure process can be lengthy and add additional losses for the Bank.
Residential foreclosures in Maine occur through the judicial system. Under ideal circumstances, it can take as little as six months to foreclose on a Maine property; however, if the borrower contests the foreclosure or the court delays the foreclosure, the process may take up to two years, or longer in some instances. In 2009, the Maine Legislature passed "An Act to Preserve Home Ownership and Stabilize the Economy by Preventing Unnecessary Foreclosures." This law provides for mediation of foreclosure of residential mortgages and borrowers may choose mediation in which parties must attend mediation sessions and evaluate foreclosure alternatives in good faith. This law also provides that issues such as reinstatement of the mortgage, modification of the loan and restructuring of the mortgage debt are to be addressed at these mediation sessions. In response to the COVID-19 pandemic the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was passed in March 2020. Included in the CARES Act was a moratorium against new foreclosure actions on federally related residential mortgage loans. The State of Maine extended this foreclosure moratorium to all residential mortgage loans in the State; the moratorium is expected to remain in place until at least June 30, 2021. Given the uncertain timeframe related to foreclosure in Maine, the Bank can incur additional legal fees and other costs, such as payment of property taxes and insurance, if the foreclosure process is extended. In addition, the value of the property may further decline if the borrower fails to maintain the property in good order or market conditions worsen during this extended period.
Our level of troubled debt restructured ("TDR") remains somewhat elevated.
We work with homeowners and other borrowers who face difficulty on a case by case basis. In each case when a loan is modified, Management determines it is in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. In response to the COVID-19 pandemic, banking regulators released guidance in March 2020 that allowed qualifying loan modifications to be exempt from TDR status. Subsequently the CARES Act extended similar exemptions to TDR reporting for qualified loan modifications.
As of December 31, 2020, there were 74 loans with an outstanding balance of $11.5 million that have been restructured. This compares to 81 loans with a value of $21.4 million as of December 31, 2019. As of December 31, 2020, 50 loans with an aggregate balance of $9.2 million were performing under the modified terms, two loans with an aggregate balance $105,000 were more than 30 days past due and accruing and 22 loans with an aggregate balance of $2.2 million were on nonaccrual. As a percentage of aggregate outstanding balances, 79.9% were performing under the modified terms, 0.9% were more than 30 days past due and accruing and 19.2% were on nonaccrual. Although a large percentage of TDRs are performing, the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations. In the absence of the March 2020 interagency guidance and or the CARES Act, the quantity of loans subject to TDR status is likely to have been materially higher.
Changes in interest rates could adversely affect our net interest income and profitability.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect
•our ability to originate loans and obtain deposits;
•the fair value of our financial assets and liabilities; and
•the average duration of our loans and securities that are collateralized by mortgages.
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

The First Bancorp - 2020 Form 10-K - Page 11

The value of our investment portfolio may be negatively affected by changes in interest rates and disruptions in securities markets.
Volatile market conditions may detrimentally affect the value of securities held in our portfolio due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise, extending the average life of the bonds. As of December 31, 2020, we had $313.4 million and $365.6 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, rising interest rates, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
Illiquidity could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit renewals or rollovers, secured or unsecured borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry or the economy in general, or could be available only under terms which are unacceptable to us. We rely primarily on commercial and retail deposits and, to a lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank of Boston (the "FHLB") and other secured and unsecured borrowings to fund our operations. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, changes in market interest rates or increased competition for funding within our market. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources less favorable and may make it difficult for us to sell securities when needed to provide additional liquidity. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized", we will be unable to continue to roll over or renew brokered funds, and the interest rate we pay on deposits would be subject to restrictions. As a result, there is a risk that our cost of funding will increase or we will not have sufficient funds to meet our obligations when they become due.
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
The First Bancorp - 2020 Form 10-K - Page 12

A decline in real estate values in our primary market area could adversely impact results of operations and financial condition.
Most of the Bank's lending is in Mid-Coast and Eastern Maine. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in this area of Northern New England could have a material adverse impact on the quality of the Bank's loan portfolio, and could result in a decline in the demand for our products and services and, accordingly, could negatively impact our results of operations. Such a decline in economic conditions could impair borrowers' ability to pay outstanding principal and interest on loans when due and, consequently, adversely affect the cash flows of our business. The Bank's loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in the Bank's portfolio is located in Mid-Coast and Eastern Maine. Conditions in the real estate market in which the collateral for the Bank's loans is located strongly influence the level of the Bank's non-performing loans and results of operations.
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
We face the risk that the design of our controls and procedures, including those intended to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or may be circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Although Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures, the Company's systems of internal controls, disclosure controls and corporate governance policies and procedures are inherently limited. The inherent limitations of our system of internal controls include the use of judgment in decision-making that can be faulty; breakdowns can occur because of human error; and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on the Company's business, results of operations or financial condition. While the Company is not aware of any such events, remediation of any identified limitations may be ineffective in improving internal controls.
We continually encounter technological change that may be difficult (costly) to keep up with.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry, and increased costs due to efforts to keep pace with change, could have a material adverse effect
The First Bancorp - 2020 Form 10-K - Page 13

on us. To date, there has been no material adverse effect on our business or operations due to failure of keeping pace with technological change.
We are subject to security, transactional and operational risks relating to the use of technology that could damage our reputation and our business.
We rely heavily on communications and information systems to conduct our business, serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have in place policies and procedures, security applications and fraud mitigation applications designed to prevent or limit the effect of failure, interruption, fraud attack or security breach of or affecting our information systems, there can be no assurance that any such failures, interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately and promptly addressed. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, possibly through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability and/or substantial remediation or recovery costs, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. To date, there has been no material adverse effect on our business or operations due to these risks.
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

We also have risk related to data or security breaches affecting other companies. Under Federal banking regulations, if a consumer’s debit card is compromised, the liability for unauthorized transactions falls primarily on the issuing financial institution, not on the consumer or the company which experienced the data or security breach. Since the introduction of EMV or Chip cards, we have had the ability to charge back fraudulent transactions to the acquiring merchant if that merchant does not have an EMV capable terminal.  In the normal course of business the Bank issues EMV/Chip debit cards to its customers to keep this risk as low as possible.  However fraud can still occur online or using fallback transactions, creating potential risk for this type of liability.
We are subject to claims and litigation that may impact our earnings and/or our reputation.
From time to time, customers, vendors or other parties may make claims and take legal action against us. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect the market perception of the Bank and its products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. We maintain reserves for certain
The First Bancorp - 2020 Form 10-K - Page 14

claims when deemed appropriate based upon our assessment that a loss is probable, consistent with applicable accounting guidance. At any given time we may have legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of and risk associated with these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to changes to the consumer protection laws provided for by the Dodd-Frank Act, the creation of the CFPB, and the uncertainty as to whether federal pre-emption of certain state consumer laws remains intact for federally chartered financial institutions like the Bank. A weakening of federal pre-emption could increase our compliance and operational costs and risks since the Bank is a national bank, and we could face new state and local regulation and enforcement activity. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we face the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves or insurance coverage, and/or any damage to our reputation from such claims and legal actions, could have a material adverse effect on us.
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers, clients, investors and highly-skilled management and employees is impacted by our reputation. Significant harm to our reputation can arise from adverse financial market developments, employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, and the activities of our clients, customers and counterparties, including vendors and cyber attacks. Actions by the financial services industry generally or by certain members or individuals in the industry could also significantly adversely affect our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.
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

The onset of COVID-19 in the United States quickly plunged the US economy into its first recession since the Great Recession of 2008-2009. COVID-19 resulted in a broad-based economic slowdown as government at all levels implemented measures to protect public health that resulted in curtailment of activity across many sectors of the general economy. Unemployment initially rose to record levels and despite some improvement has remained elevated even after unprecedented levels of monetary stimulus from the Federal Reserve and fiscal stimulus from the Federal government. While there is optimism regarding the recent introduction of vaccines to prevent COVID-19, uncertainty remains regarding the ultimate economic impact of COVID-19 and the response to the pandemic.

To date the impact of COVID-19 on our loan portfolio has been limited, but uncertainty remains. Despite the beginning of widespread vaccination administration, it is anticipated that some form of governmental restrictions will remain in effect for some time in 2021, and that consumer behavior will continue to be affected, possibly resulting in adverse financial impacts for business in our market area, including some of our borrowers. The cumulative effects of COVID-19 lasting well over a year (including two warm weather seasons) could cause businesses, including some of our borrowers, to suffer losses or to fail, with consequent negative impacts on our loan portfolio, and our operating results. Similar future disruptions, particularly those that impact the State of Maine's tourism and hospitality industries, or negative events in the financial markets cause adverse changes in payment patterns, leading to increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. As the severity level of any disruption increases, it is more likely to exacerbate the adverse effects of difficult market conditions on us and others in the financial services industry.

The First Bancorp - 2020 Form 10-K - Page 15

Economic risks are not limited to the United States.
Negative economic events in other parts of the world may have a negative impact on the US economy. The impact of the COVID-19 pandemic is worldwide. The European Union (“EU”), where negative interest rates remain prevalent, has been hit hard by the virus outbreak with fewer stimulus options available to the European Central Bank ("ECB") to assist its general economy. Asian countries have generally been impacted to a lesser extent than the US or EU to date, but have nevertheless experienced a slowdown in the pace of economic growth. A sustained slowdown in the EU or strategic Asian countries, including China, could have negative implications for the both the global and US economies. Geopolitical disruptions could also threaten the global economy. The United Kingdom's (UK) break from the EU in January 2021 created new trading rules among its many implications, the impact of which are not currently known. The new presidential administration in the US could bring with it a new stance on tariffs or global trade in general. A severe market reaction to any of the foregoing could have a material adverse effect on our liquidity, financial condition, results of operations, and ability to meet regulatory requirements.

Reforms to London Interbank Offered Rate ("LIBOR") and other potential replacement indices or alternatives, and related uncertainty, may adversely affect our business, financial condition or results of operations.

In July 2017, the U.K. Financial Conduct Authority announced that after 2021 it will no longer require banks to submit rates for LIBOR. This announcement, along with other changes in the interbank lending markets, has resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate benchmarks. The U.S Federal Reserve formed the Alternative Reference Rate Committee ("ARRC") to develop a LIBOR alternative. ARRC has recommended the Secured Overnight Funding Rate ("SOFR") as a replacement for LIBOR, and a market for SOFR based transactions is developing along with related protocols. In November 2020, the administrator of LIBOR announced that it would cease to publish one week and two month US Dollar (USD) LIBOR settings immediately after December 31, 2021, and remaining USD LIBOR tenors after June 30, 2023. Without endorsing a specific alternative, US banking regulators have issued guidance stating that new contracts should utilize a reference rate other than LIBOR or contain robust fallback language that clearly defines an alternative reference rate after LIBOR's discontinuation. The ultimate impact of the likely transition away from LIBOR is uncertain, and the potential or actual discontinuance of benchmark quotes may have a material, adverse effect on the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including our hedge contracts, or our financial condition or results of operations. In addition, we cannot assure that we and other market participants will adequately be prepared for a discontinuation of LIBOR or other benchmarks, and such discontinuation may have an unpredictable impact on our contracts and/or cause significant disruption to financial markets that are relevant to our business, which may have a material, adverse effect on our financial condition or results of operations.
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
The Dodd-Frank Act has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The CFPB has broad rule-making authority for a wide range of consumer protection matters that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB's authority to prescribe rules governing the provision of consumer financial products and services could result in rules and regulations that reduce the profitability of such products or services, or impose new disclosure or substantive requirements on us that could increase the cost to us of providing such products and services. The Dodd-Frank Act also weakens the federal pre-emption rules that have been applicable to national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws, which could increase our operating costs.

The First Bancorp - 2020 Form 10-K - Page 16

Basel III Capital Rules may limit future activity.
In June 2013 the Federal Reserve Board finalized rules that substantially amended the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Phase-in of the rules started in 2015 and was completed in 2019. The Company and Bank complied with the fully phased requirements well in advance of the completion date and continued to do so as of December 31, 2020.
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
Although our common stock is traded on the NASDAQ Global Select market and is part of the Russell 2000 Index, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2020, the average monthly trading volume of our common stock was 335,239 shares, or approximately 3.07% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
The price of our common stock may fluctuate.
The price of our common stock on the NASDAQ Global Select Market constantly changes. Price fluctuations may or may not track the general direction of equity markets, and could be significant. We expect the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and significant changes in prices. Our common stock price can fluctuate as a result of many factors which are beyond our control, including:

•quarterly fluctuations in our operating and financial results;
•operating results that vary from the expectations of investors;
•changes in expectations as to our future financial performance, including financial estimates;
•events negatively impacting the financial services industry which result in a general decline for the industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general domestic economic and market conditions; and
•declines in bank stock prices driven by macro-economic concerns.
In addition, recently the stock market generally has experienced extreme price and volume fluctuations, and industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, actual or anticipated interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.
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
The First Bancorp - 2020 Form 10-K - Page 17

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
Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including:
•potential exposure to unknown or contingent liabilities of the target;
•exposure to potential asset quality issues of the target;
•difficulty and expense of integrating the operations and personnel of the target;
•potential disruption to our business;
•potential diversion of Management's time and attention;
•the possible loss of key employees and customers of the target;
•difficulty in estimating the value of the assets and liabilities of the target; and
•potential changes in banking or tax laws or regulations that may affect the target.
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

ITEM 1B. Unresolved Staff Comments

None

The First Bancorp - 2020 Form 10-K - Page 18

ITEM 2. Properties

The principal office of the Company and the Bank is located in Damariscotta, Maine. The Bank operates 17 full-service banking offices in five counties in the Mid-Coast, Eastern and Down East regions of Maine:

Lincoln County	Knox County	Waldo County	Hancock County	Washington County
Boothbay Harbor	Camden	Belfast (acquired 12/2020)	Bar Harbor	Eastport
Damariscotta	Rockland Park Street		Blue Hill	Calais
Waldoboro	Rockland Union Street	Penobscot County	Ellsworth
Wiscasset	Rockport	Bangor	Northeast Harbor
Southwest Harbor

First National Wealth Management, the investment management and trust division of the Bank, operates from our locations in Bangor, Bar Harbor, Ellsworth and Damariscotta. The Bank also maintains an Operations Center in Damariscotta. The Company owns all of its locations except for the land under the Southwest Harbor drive-up facility and the land under the Belfast branch. Long-term land leases are in place for the Southwest Harbor and Belfast locations. The Company also owns undeveloped land in Belfast. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The last transaction in the Company's stock on NASDAQ during 2020 was on December 31 at $25.40 per share. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.

The First Bancorp - 2020 Form 10-K - Page 19

Repurchase of Shares and Use of Proceeds

The Company made the following repurchases of its common stock during the year ended December 31, 2020:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2020	3,491	$29.33	—	—
February 2020	1,806	28.47	—	—
March 2020	—	—	—	—
April 2020	—	—	—	—
May 2020	—	—	—	—
June 2020	—	—	—	—
July 2020	—	—	—	—
August 2020	150	20.73	—	—
September 2020	—	—	—	—
October 2020	—	—	—	—
November 2020	—	—	—	—
December 2020	—	—	—	—
	5,447	$26.18	—	—

Unregistered Sales of Equity Securities

None

The First Bancorp - 2020 Form 10-K - Page 20

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category
Equity compensation plans approved by security holders	—	$—	394,250
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	394,250

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

	2015	2016	2017	2018	2019	2020
FNLC	100.00	168.78	143.97	144.25	173.28	152.52
S&P 500	100.00	111.95	136.38	130.39	171.44	202.97
NASD Bank	100.00	137.97	145.50	121.98	151.71	140.33

The First Bancorp - 2020 Form 10-K - Page 21

ITEM 6. No Required Information

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
The Company generates almost all of its revenues from the Bank, which was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank, which has seventeen offices along coastal and eastern Maine, emphasizes personal service to the communities it serves, concentrating primarily on small businesses and individuals.
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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, uncertainties with respect to the nature, the extent and the duration of the COVID-19 pandemic and its consequences (including in our market areas or affecting our customers such as protracted adverse effects on the tourism and hospitality industries), and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this annual report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

The First Bancorp - 2020 Form 10-K - Page 22

Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, fair value of securities, goodwill, the valuation of mortgage servicing rights, and other-than-temporary impairment on securities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amounts derived from Management's estimates and assumptions under different assumptions or conditions.
Allowance for Loan Losses. Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolio, quality trends as measured by key indicators, prior loan loss experience in major portfolio segments, local and national business and economic conditions, the results of any stress testing undertaken during the period, and Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the Bank's Asset Liability Committee each quarter and any variances between the two sources above defined thresholds are investigated by management.
Other-Than-Temporary Impairment on Securities. Another significant estimate related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities' market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest when due.
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
The First Bancorp - 2020 Form 10-K - Page 23

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

	Years ended December 31,
Dollars in thousands	2020	2019
Net interest income as presented	$59,833	$52,493
Effect of tax-exempt income	2,336	2,295
Net interest income, tax equivalent	$62,169	$54,788

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

The First Bancorp - 2020 Form 10-K - Page 24

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	Years ended December 31,
Dollars in thousands	2020	2019
Non-interest expense, as presented	$39,652	$35,172
Net interest income, as presented	59,833	52,493
Effect of tax-exempt income	2,336	2,295
Non-interest income, as presented	18,119	14,189
Effect of non-interest tax-exempt income	167	163
Net securities gains	(1,155)	(224)
Adjusted net interest income plus non-interest income	$79,300	$68,916
Non-GAAP efficiency ratio	50.00%	51.04%
GAAP efficiency ratio	50.87%	52.75%

The Company presents certain information based upon average tangible common shareholders' equity instead of total average shareholders' equity. The difference between these two measures is the Company's intangible assets, specifically goodwill from prior acquisitions. Management, banking regulators and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions. The following table provides a reconciliation of average tangible common shareholders' equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	Years ended December 31,
Dollars in thousands	2020	2019
Average shareholders' equity as presented	$219,729	$204,092
Less intangible assets (average)	(29,918)	(29,957)
Average tangible common shareholders' equity	$189,811	$174,135

Executive Summary

The Company posted record annual earnings in 2020, an outcome that exceeded the Company's expectations given the ongoing challenges posed by the COVID-19 pandemic. The Company's 2020 performance was driven by earning asset growth, which led to increased net interest income. This was supplemented by growth in non-interest income, stemming primarily from year-over-year increases in mortgage banking and wealth management. Earnings growth was achieved while at the same time loan loss reserves were increased for the effects of the pandemic on our borrowers' ability to make payments on their loans.
Net income for the year ended December 31, 2020 was $27.1 million, up $1.6 million or 6.3% from the $25.5 million posted for the year ended December 31, 2019. Earnings per common share on a fully diluted basis were $2.48 for the year ended December 31, 2020, up $0.14 or 6.0% from the $2.34 posted for the year ended December 31, 2019. Net interest income on a tax-equivalent basis increased $7.4 million or 13.5% for the year ended December 31, 2020 compared to the year ended December 31, 2019, with growth in earning assets primarily responsible for the increase. The Company's net interest margin was 2.94% in 2020, compared to 2.89% in 2019.
Non-interest income in 2020 was $18.1 million, an increase of $3.9 million or 27.7% from the $14.2 million reported in 2019. This increase was due to strong purchase and refinance volume which led to increased mortgage banking revenue, as well as increases in wealth management income, and net gains on securities. Service charge income was negatively impacted by lower transaction volume as a of result of COVID-19.
Non-interest expense in 2020 was $39.7 million, an increase of $4.5 million or 12.7% from the $35.2 million reported in 2019. This increase was due to increased expense in salaries and employee benefits, furniture and equipment, acquisition-related costs and other operating expense including fees incurred in the restructure of several interest rate swap positions.
Income taxes on operating earnings were $5.1 million for the year ended December 31, 2020, up $386,000 from the same period in 2019.
During 2020, total assets increased $292.4 million or 14.1%, ending the year at $2.361 billion. The loan portfolio increased $179.7 million or 13.9% in 2020, ending the year at $1.477 billion. The investment portfolio was up $38.4 million or 5.9% for the year. On the liability side of the balance sheet, low-cost deposits increased $275.7 million or 34.5%, totaling $1.08 billion as of December 31, 2020. Certificates of deposit decreased $84.4 million or 12.2% from the end of 2019.  Local certificates of
The First Bancorp - 2020 Form 10-K - Page 25

deposit (CDs) decreased $35.4 million and wholesale CDs decreased $49.0 million at December 31, 2020 compared to December 31, 2019.
The Company achieved significant improvement in asset quality. Non-performing loans stood at 0.46% of total loans as of December 31, 2020 - down from the 1.28% level of non-performing loans a year ago primarily due to the resolution of a significant non-performing loan in the first quarter of 2020. Net chargeoffs were $1.4 million, or 0.10% of average loans in 2020, up $593,000 over the year ended December 31, 2019. The allowance as a percentage of loans outstanding stood at 1.10% in 2020, up from 0.90% at December 31, 2019. Despite the improvement during 2020 in non-performing asset levels and stable levels of past due loans, the uncertainties resulting from COVID-19 led management to provision at elevated levels in the second, third and fourth quarters based upon the potential impact of current economic conditions to borrowers.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 14.82%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 14.29% for the year ended December 31, 2020 compared to 14.66% for the year ended December 31, 2019. Our non-GAAP efficiency ratio continues to be an important component in our overall performance and stood at 50.00% in 2020, below the 51.04% posted for 2019. The Company's efficiency ratio was elevated in 2020 due to charges taken in the first quarter to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for 2020 would have been 47.70%.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 13.5% or $7.4 million to $62.2 million for the year ended December 31, 2020 from the $54.8 million reported for the year ended December 31, 2019, with growth in earning assets responsible for the increase. The Company's net interest margin was 2.94% in 2020, compared to 2.89% in 2019.
Total interest income on a tax-equivalent basis in 2020 was $79.5 million, a decrease of $1.5 million or 1.8% from the $80.9 million posted by the Company in 2019. Total interest expense in 2020 was $17.3 million, a decrease of $8.9 million or 33.9% from the $26.2 million posted by the Company in 2019. Tax-exempt interest income amounted to $8.8 million for the year ended December 31, 2020, and $8.6 million for the year ended December 31, 2019.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal income tax rate in 2020 and 2019.

Year ended December 31, 2020 compared to 2019
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$395	$(157)	$(330)	$(92)
Investment securities	1,421	(2,441)	(164)	(1,184)
Loans held for sale	42	(2)	(19)	21
Loans	7,162	(6,604)	(794)	(236)
Total interest income	9,020	(9,204)	(1,307)	(1,491)
Interest expense
Deposits	1,185	(9,814)	(500)	(9,129)
Borrowings	1,154	(641)	(256)	257
Total interest expense	2,339	(10,455)	(756)	(8,872)
Change in net interest income	$6,681	$1,251	$(551)	$7,381
1 Represents the change attributable to a combination of change in rate and change in volume.

The First Bancorp - 2020 Form 10-K - Page 26

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2020 and 2019, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 21% Federal income tax rate in 2020 and 2019. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2020		2019
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$96	0.32%	$188	1.96%
Investment securities	19,989	2.99%	21,173	3.38%
Loans held for sale	25	0.59%	4	1.09%
Loans	59,345	4.20%	59,581	4.73%
Total interest-earning assets	79,455	3.76%	80,946	4.27%
Interest-bearing liabilities
Deposits	14,139	0.93%	23,268	1.61%
Borrowings	3,147	1.21%	2,890	1.56%
Total interest-bearing liabilities	17,286	0.97%	26,158	1.61%
Net interest income	$62,169		$54,788
Interest rate spread		2.78%		2.66%
Net interest margin		2.94%		2.89%

The First Bancorp - 2020 Form 10-K - Page 27

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2020 and 2019:

	Years ended December 31,
Dollars in thousands	2020	2019
Assets
Cash and cash equivalents	$20,338	$16,433
Interest-bearing deposits in other banks	29,799	9,612
Securities available for sale	324,302	328,014
Securities to be held to maturity	333,198	288,533
Restricted equity securities, at cost	10,326	9,273
Loans held for sale (fair value approximates cost)	4,228	368
Loans	1,412,221	1,260,671
Allowance for loan losses	(13,540)	(11,553)
Net loans	1,398,681	1,249,118
Accrued interest receivable	9,136	7,764
Premises and equipment, net	22,503	21,492
Other real estate owned	602	412
Goodwill	29,808	29,805
Other assets	50,230	46,179
Total Assets	$2,233,151	$2,007,003
Liabilities & Shareholders' Equity
Demand deposits	$213,144	$159,933
NOW deposits	441,670	375,402
Money market deposits	164,191	141,881
Savings deposits	262,247	237,489
Certificates of deposit	647,614	687,492
Total deposits	1,728,866	1,602,197
Borrowed funds – short term	204,679	175,514
Borrowed funds – long term	55,098	10,105
Dividends payable	875	1,163
Other liabilities	23,904	13,932
Total Liabilities	2,013,422	1,802,911
Shareholders' Equity:
Common stock	109	109
Additional paid-in capital	64,564	63,283
Retained earnings	153,470	140,143
Net unrealized gain on securities available for sale	6,253	347
Net unrealized gain (loss) on cash flow hedging derivative instruments	(4,534)	364
Net unrealized loss on securities transferred from available for sale to held to maturity	(157)	(191)
Net unrealized gain on postretirement benefit costs	24	37
Total Shareholders' Equity	219,729	204,092
Total Liabilities & Shareholders' Equity	$2,233,151	$2,007,003

The First Bancorp - 2020 Form 10-K - Page 28

Non-Interest Income

Non-interest income in 2020 was $18.1 million, an increase of $3.9 million or 27.7% from the $14.2 million reported in 2019. Strong purchase and refinance volume led to mortgage banking revenue increasing $3.2 million or 166.4%. Revenue at First National Wealth Management increased $342,000 and net gains on securities added $931,000, while service charge income was negatively impacted by lower transaction volume as a result of COVID-19.

Non-Interest Expense

Non-interest expense in 2020 was $39.7 million, an increase of $4.5 million or 12.7% from the $35.2 million reported in 2019. The year-to-year change was impacted by charges taken during the first quarter of 2020 to restructure interest rate swap positions, acquisition related costs incurred in the fourth quarter, as well as increases in employee expenses and furniture and equipment expense.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $6.1 million in 2020 compared to $1.3 million in 2019. The allowance for loan losses stood at 1.10% of total loans as of December 31, 2020, compared to 0.90% a year ago. Despite year-to-date improvement in non-performing asset levels and stable levels of past due loans, the uncertainties resulting from COVID-19 led management to provision at elevated levels during the year ended December 31, 2020 based upon the potential impact of current economic conditions on borrowers. Management continues to monitor the impact of COVID-19 on the economy and its potential impact on borrowers, and intends to provision appropriately.
Net loan chargeoffs in 2020 were $1.4 million or 0.10% of average loans, up $593,000 from 2019. Non-performing assets stood at 0.32% of total assets as of December 31, 2020 compared to 0.82% of total assets at December 31, 2019. Past-due loans were 0.66% of total loans as of December 31, 2020, down from 1.16% of total loans as of December 31, 2019, partly due to the Company resolving several large non-performing loans in the course of 2020.

Income Taxes

Income taxes on operating earnings were $5.1 million for the year ended December 31, 2020, up $386,000 from 2019.

Net Income

Net income for 2020 was $27.1 million, up 6.3% or $1.6 million from net income of $25.5 million that was posted in 2019. Earnings per share on a fully diluted basis for 2020 were $2.48, up $0.14 or 6.0% from the $2.34 reported for the year ended December 31, 2019.

Key Ratios

Return on average assets in 2020 was 1.21%, down from the 1.27% posted in 2019. Return on average tangible common equity was 14.29% in 2020, compared to 14.66% in 2019. In 2020, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 49.20%, compared to 50.42% in 2019. The Company's non-GAAP efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 50.00% in 2020. In 2019, the Company's non-GAAP efficiency ratio was 51.04%. The Company's efficiency ratio was elevated in 2020 by charges taken in the first quarter to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for 2020 would have been 47.70%.

Investment Management and Fiduciary Activities

As of December 31, 2020, First National Wealth Management, the Bank's trust and investment management division, had assets under management or custody with a market value of $1.227 billion, consisting of 1,216 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2019, when 1,208 accounts with a market value of $1.047 billion were under management or custody.

The First Bancorp - 2020 Form 10-K - Page 29

Assets and Asset Quality

Total assets of $2.361 billion at December 31, 2020 increased 14.1% or $292.4 million from $2.069 billion at December 31, 2019. The investment portfolio increased $38.4 million or 5.9% over December 31, 2019, and the loan portfolio increased $179.7 million or 13.9%. Year-over-year, average assets were up $226.1 million in 2020 over 2019. Average loans in 2020 were $151.6 million higher than in 2019, and average investments in 2020 were $41.0 million higher than in 2019.
Non-performing assets to total assets stood at 0.32% at December 31, 2020, below the 0.82% of total assets at December 31, 2019.  In general terms, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses, in Management's opinion.
Net chargeoffs in 2020 were $1.4 million or 0.10% of average loans outstanding, up $593,000 from 2019. Residential real estate term loans represent 35.3% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2020, the loss ratio for residential mortgages was 0.01% compared to 0.10% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans, which generally carry more risk and potentially higher losses than other types of consumer credit.
The allowance for loan losses ended 2020 at $16.3 million and stood at 1.10% of total loans outstanding, compared to $11.6 million and 0.90% of total loans outstanding at December 31, 2019. A $6.1 million provision for losses was made in 2020 and net charge offs totaled $1.4 million, resulting in the allowance for loan losses increasing $4.6 million or 39.6% from December 31, 2019. Despite year-to-date improvement in non-performing asset levels and stable levels of past due loans, the uncertainties resulting from COVID-19 led management to provision at elevated levels in the second, third and fourth quarters of 2020 based upon the potential impact of current economic conditions on borrowers.

Investment Activities

During 2020, the investment portfolio increased 5.9% to end the year at $689.5 million, compared to $651.1 million at December 31, 2019. Average investments in 2020 were $41.0 million higher than in 2019. As of December 31, 2020, mortgage-backed securities had a carrying value of $297.0 million and a fair value of $297.5 million. Of this total, securities with a fair value of $88.1 million or 29.6% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $209.4 million or 70.4% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
The Company's investment securities are classified into three categories: securities available for sale, securities to be held to maturity and restricted equity securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. Restricted equity securities consist of investments in the stock of the Federal Reserve Bank of Boston and the Federal Home Loan Bank of Boston; ownership of these securities is required as a condition of the Bank's membership in the respective banks and these shares are not able to be pledged or sold. The Company does not hold trading account securities.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $133,000, net of taxes, at December 31, 2020. This compares to $182,000, net of taxes at December 31, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
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
The First Bancorp - 2020 Form 10-K - Page 30

subdivision municipal debt securities. The Company subsequently sold approximately $4.3 million of those securities at a gain of $209,000 which was recognized in 2019.
The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2020 and 2019:

Dollars in thousands	2020	2019
Securities available for sale
U.S. Government sponsored agencies	$22,730	$7,398
Mortgage-backed securities	243,406	326,617
State and political subdivisions	39,474	26,505
Asset-backed securities	7,766	—
	313,376	360,520
Securities to be held to maturity
U.S. Government sponsored agencies	44,149	32,840
Mortgage-backed securities	53,594	14,431
State and political subdivisions	245,620	219,585
Corporate securities	22,250	14,750
	365,613	281,606
Restricted equity securities
Federal Home Loan Bank Stock	9,508	7,945
Federal Reserve Bank Stock	1,037	1,037
	10,545	8,982
Total securities	$689,534	$651,108

The First Bancorp - 2020 Form 10-K - Page 31

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2020. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	9,799	1.17%	28,149	2.22%
Due after 10 years	12,931	2.00%	16,000	2.47%
Total	22,730	1.64%	44,149	2.31%
Mortgage-Backed Securities
Due in 1 year or less	120	6.21%	229	3.48%
Due in 1 to 5 years	17,550	2.09%	8,743	1.45%
Due in 5 to 10 years	27,077	2.80%	7,181	3.12%
Due after 10 years	198,659	2.04%	37,441	1.66%
Total	243,406	2.13%	53,594	1.83%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	2,628	5.81%
Due in 1 to 5 years	365	6.15%	12,124	5.25%
Due in 5 to 10 years	11,717	4.76%	136,849	4.49%
Due after 10 years	27,392	3.96%	94,019	3.97%
Total	39,474	4.22%	245,620	4.34%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	2,408	1.03%	—	0.00%
Due after 10 years	5,358	0.94%	—	0.00%
Total	7,766	0.97%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.75%
Due in 1 to 5 years	—	0.00%	10,000	5.43%
Due in 5 to 10 years	—	0.00%	11,500	4.70%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	22,250	4.93%
	$313,376	2.33%	$365,613	3.76%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2020 amounted to an unrealized loss of $1.2 million, or 0.18% of the amortized cost of the total securities portfolio. At December 31, 2019 this amount represented an unrealized loss of $1.1 million, or 0.18% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
The Company's evaluation of securities for impairment is a quantitative and qualitative process intended to determine whether declines in the fair value of investment securities should be recognized in current period earnings. The primary factors considered in evaluating whether a decline in the fair value of securities is other-than-temporary include: (a) the length of time
The First Bancorp - 2020 Form 10-K - Page 32

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
As of December 31, 2020, the Company had temporarily impaired securities with a fair value of $102.9 million and unrealized losses of $1.2 million, as identified in the table below. Securities in a continuous unrealized loss position of twelve months or more amounted to $3.9 million as of December 31, 2020, compared with $19.0 million at December 31, 2019. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value (which may be at maturity), the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2020.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$30,212	$(333)	$—	$—	$30,212	$(333)
Mortgage-backed securities	65,505	(724)	3,878	(88)	69,383	(812)
State and political subdivisions	855	(3)	—	—	855	(3)
Corporate securities	2,498	(2)	—	—	2,498	(2)
	$99,070	$(1,062)	$3,878	$(88)	$102,948	$(1,150)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2020, the total unrealized losses on these securities amounted to $333,000, compared with $128,000 at December 31, 2019. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets, and does not consider these securities to be other-than-temporarily impaired at December 31, 2020.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2020, the total unrealized losses on these securities amounted to $812,000, compared with $849,000 at December 31, 2019. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2020 were attributable to changes in current market yields and spreads since the dates the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2020. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2020, the total unrealized losses on municipal securities amounted to $3,000, compared with $109,000 at December 31, 2019. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2020, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of temporary impairment. The Company attributes the unrealized losses at December 31, 2020, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and
The First Bancorp - 2020 Form 10-K - Page 33

the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2020. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of December 31, 2020, the total unrealized losses on corporate securities amounted to $2,000, compared with no losses in 2019. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2020, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2020 and 2019, the Bank's investment in FHLB stock totaled $9.5 million and $7.9 million, respectively. The year-to-year change was based upon the Bank's level of borrowings from the FHLB, and by a change in FHLB's minimum ownership requirements. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2020. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $179.7 million or 13.9% in 2020, with total loans at $1.48 billion at December 31, 2020, compared to $1.30 billion at December 31, 2019. Commercial loans increased $154.0 million or 24.5% between December 31, 2019 and December 31, 2020. Residential term loans increased by $29.6 million or 6.0% and municipal loans increased by $2.5 million or 6.0% over the same period.
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
Other commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid from the operating cash flow of the borrower. Other commercial loans may be secured or unsecured. Loans granted under the Paycheck Protection Program ("PPP") are considered other commercial loans.
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
The First Bancorp - 2020 Form 10-K - Page 34

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
Construction loans, both commercial and residential, at 37.7% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2020. Construction loans and non-owner-occupied commercial real estate loans are at 147.1% of total capital at December 31, 2020, well below the regulatory limit of 300.0% of capital.
The following table summarizes the loan portfolio, by class, as of December 31, 2020 and 2019:

	As of December 31,
Dollars in thousands	2020		2019
Commercial
Real estate	$442,121	29.9%	$372,810	28.7%
Construction	56,565	3.8%	38,084	3.0%
Other	285,015	19.3%	218,773	16.9%
Municipal	43,783	3.0%	41,288	3.2%
Residential
Term	522,070	35.3%	492,455	37.9%
Construction	21,600	1.5%	14,813	1.2%
Home equity line of credit	79,750	5.4%	92,349	7.1%
Consumer	25,857	1.8%	26,503	2.0%
Total loans	$1,476,761	100.0%	$1,297,075	100.0%

The First Bancorp - 2020 Form 10-K - Page 35

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2020:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$145	$21,675	$55,712	$364,589	$442,121
Construction	419	8,991	2,084	45,071	56,565
Other	1,208	134,757	75,353	73,697	285,015
Municipal	—	20,704	12,266	10,813	43,783
Residential
Term	496	8,752	45,239	467,583	522,070
Construction	324	195	—	21,081	21,600
Home equity line of credit	1,504	659	492	77,095	79,750
Consumer	6,535	6,956	7,037	5,329	25,857
Total loans	$10,631	$202,689	$198,183	$1,065,258	$1,476,761

The following table provides a listing of loans, by class, between variable and fixed rates as of December 31, 2020:

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$312,584	21.1%	$129,537	8.8%	$442,121	29.9%
Construction	52,502	3.5%	4,063	0.3%	56,565	3.8%
Other	242,043	16.4%	42,972	2.9%	285,015	19.3%
Municipal	42,941	2.9%	842	0.1%	43,783	3.0%
Residential
Term	448,408	30.3%	73,662	5.0%	522,070	35.3%
Construction	21,572	1.5%	28	—%	21,600	1.5%
Home equity line of credit	1,618	0.1%	78,132	5.3%	79,750	5.4%
Consumer	19,542	1.4%	6,315	0.4%	25,857	1.8%
Total loans	$1,141,210	77.2%	$335,551	22.8%	$1,476,761	100.0%

Loan Concentrations

As of December 31, 2020, the industry category, Lessors of Nonresidential Properties accounted for 10% of the Bank's total loan portfolio. No other categories reached the 10% level as of December 31, 2020.

Loans Held for Sale

As of December 31, 2020, the Bank had $5.9 million in loans held for sale.  This compares to $154,000 loans held for sale at December 31, 2019.

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
The First Bancorp - 2020 Form 10-K - Page 36

We provide for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. The allowance for loan losses is a critical accounting estimate inherent in the Company's financial statements. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk rating, and, where appropriate, adjustment to our allowance. We classify our portfolios as either commercial or residential and consumer and monitor credit risk separately as discussed below. We evaluate the appropriateness of our allowance continually based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that we believe require special attention.
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

Residential, Home Equity and Consumer
Consumer, home equity and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in these pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer, home equity and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk status and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans and home equity lines of credit that are greater than 90 days past due are evaluated for collateral adequacy and if deficient are placed on non-accrual status. The Bank sells residential loans through the Federal Home Loan Bank of Boston
The First Bancorp - 2020 Form 10-K - Page 37

Mortgage Partnership Finance program (MPF) with recourse. Volume sold to MPF continues to be de minimis; therefore, the impact on the Allowance is minimal.

Specific Reserves
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans include troubled debt restructured loans ("TDRs") and loans placed on non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2020, impaired loans with specific reserves totaled $3.9 million and the amount of such reserves was $462,000. This compares to impaired loans with specific reserves of $11.1 million at December 31, 2019, at which date the amount of such reserves was $2.2 million. Several impaired loans at December 31, 2019 were paid off or otherwise resolved in the year ended December 31, 2020, accounting for the $7.1 million decrease in impaired loans and the $1.8 million reduction in specific reserves.

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. In response to the consequences of COVID-19, we have increased the rigor and frequency of our loan portfolio monitoring and borrower contact, particularly within those industry groups thought to be most vulnerable, including the lodging, restaurant and hospitality sectors; as additional information becomes available, further increase to our Allowance for Loan Losses is possible. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan- specific or qualitative metrics the Company uses to estimate its allowance for loan losses.

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2020 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The First Bancorp - 2020 Form 10-K - Page 38

The following table summarizes our allocation of allowance by loan class as of December 31, 2020 and 2019. The percentages are the portion of each loan type to total loans:

	As of December 31,
Dollars in thousands	2020		2019
Commercial
Real estate	$5,178	29.9%	$3,742	28.7%
Construction	662	3.8%	365	3.0%
Other	3,438	19.3%	3,329	16.9%
Municipal	171	3.0%	27	3.2%
Residential
Term	2,579	35.3%	1,024	37.9%
Construction	102	1.5%	25	1.2%
Home equity line of credit	1,211	5.4%	1,078	7.1%
Consumer	778	1.8%	867	2.0%
Unallocated	2,134	—%	1,182	—%
Total	$16,253	100.0%	$11,639	100.0%

The allowance for loan losses totaled $16.3 million at December 31, 2020, compared to $11.6 million at December 31, 2019. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured loans for specific reserves. These specific reserves decreased $1.8 million in 2020 from $2.2 million at December 31, 2019 to $462,000 at December 31, 2020. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based on historical loss experience of homogeneous pools of loans decreased by $121,000 in 2020. The portion of the reserve based on qualitative factors increased by $5.5 million during 2020 due to a mix of factors. These included initial impacts of the COVID-19 pandemic on various macroeconomic measures used in the qualitative model, as well as top down and unit level analysis of the loan portfolio for factors such as COVID-19 related modifications and industry segments particularly vulnerable to the consequences of social distancing, and other consequences of the pandemic. Unallocated reserves, which were $1.2 million, or 10.2% of the total reserve at December 31, 2019, increased to $2.1 million or 13.1% of the total reserve at December 31, 2020. Management considers these levels appropriate as they supported general imprecision related to portfolio growth and included considerations of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, duration of the pandemic, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there may be underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
The First Bancorp - 2020 Form 10-K - Page 39

A breakdown of the allowance for loan losses as of December 31, 2020, by loan class, and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$112	$721	$4,345	$—	$5,178
Construction	18	92	552	—	662
Other	169	465	2,804	—	3,438
Municipal	—	—	171	—	171
Residential
Term	163	145	2,271	—	2,579
Construction	—	6	96	—	102
Home equity line of credit	—	151	1,060	—	1,211
Consumer	—	282	496	—	778
Unallocated	—	—	—	2,134	2,134
	$462	$1,862	$11,795	$2,134	$16,253

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance at an appropriate level was $6.1 million in 2020 compared to $1.3 million in 2019. Net charge offs were $1.4 million in 2020 compared to net charge offs of $843,000 in 2019. The allowance as a percentage of loans outstanding stood at 1.10% at December 31, 2020 compared to 0.90% at December 31, 2019.
The First Bancorp - 2020 Form 10-K - Page 40

The following table summarizes the activities in our allowance for loan losses as of December 31, 2020 and 2019:

	As of December 31,
Dollars in thousands	2020	2019
Balance at beginning of year	$11,639	$11,232
Loans charged off:
Commercial
Real estate	1,088	89
Construction	—	—
Other	27	179
Municipal	—	—
Residential
Term	66	445
Construction	—	—
Home equity line of credit	153	69
Consumer	327	338
Total	1,661	1,120
Recoveries on loans previously charged off
Commercial
Real estate	—	15
Construction	—	—
Other	37	73
Municipal	—	—
Residential
Term	34	57
Construction	—	—
Home equity line of credit	22	4
Consumer	132	128
Total	225	277
Net loans charged off	1,436	843
Provision for loan losses	6,050	1,250
Balance at end of period	$16,253	$11,639
Ratio of net loans charged off to average loans outstanding	0.10%	0.07%
Ratio of allowance for loan losses to total loans outstanding	1.10%	0.90%

Management believes the allowance for loan losses is appropriate as of December 31, 2020. The level of the provision for loan losses in 2020 increased in response to uncertainties brought about by the COVID-19 pandemic. In the Executive Summary beginning on page 24 it is noted that the Company achieved significant improvement in asset quality in 2020; however the ultimate impact of the pandemic on the portfolio remains unknown, supporting the higher provision. Please see discussion "COVID-19 Impact on Loan Portfolio" below.

COVID-19 Impact on Loan Portfolio

The Company is actively working with borrowers impacted by the COVID-19 outbreak. As of December 31, 2020, a total of 1,031 loan modification requests for interest-only payments or deferred payments have been completed in conformance with the Interagency Statement on Loan Modifications and Reporting ("Interagency Guidance") issued March 23, 2020 and/or Section 4013 of the CARES Act, representing $291.1 million in loan balances, or approximately 19.6% of the overall loan portfolio. One of these modifications of a de minimis amount has been classified as a TDR since being modified. So long as modified terms are met, qualified loans in an active COVID-19 related modification are not classified as TDRs, are not included past due loan totals, and continue to accrue interest.
The First Bancorp - 2020 Form 10-K - Page 41

As of December 31, 2020, loans totaling $228.9 million had exited modification or been paid off, while loans totaling $62.2 million remained in their original modification or had had a subsequent modification, representing 4.2% of the overall portfolio. Refer to Note 5 of the consolidated financial statements for further detail.
First National Bank is a designated Small Business Administration ("SBA") preferred lender and had processed 1,718 PPP loan requests totaling $97.6 million in funds disbursed to qualified small businesses as of December 31, 2020. The Bank is actively working with those borrowers and the SBA towards forgiveness of loan balances per program guidelines, with approximately $37.0 million in forgiveness payments received from the SBA through the end of December 2020.
The impact of the consequences of COVID-19 upon borrowers and ultimately the Company's loan portfolio metrics remains difficult to estimate or ascertain. The State of Maine, where most of the Bank's customers reside and/or operate businesses, has begun to gradually re-open its economy. Impacts upon economic activity has been mixed with some sectors, such as residential real estate and outdoor recreation, performing strongly while others such as hospitality and indoor dining have been negatively impacted. Quarantine and testing requirements for visitors from many states and limits on the size of public gatherings remain in place. As of December 31, 2020, approximately 10.1% of the Company’s loan portfolio consisted of hospitality or restaurant industry borrowers, considered amongst the most impacted by COVID-19. Despite the beginning of widespread vaccination administration, it is anticipated that some form of governmental restrictions will remain in effect for some time in 2021, and that consumer behavior will continue to be affected, possibly resulting in adverse financial impacts for some of our borrowers and possibly having consequent negative impacts on our loan portfolio.
The Company regularly monitors activity on open credit lines and has not observed increased utilization related to COVID-19. Commercial credit line balances decreased from $59.6 million at December 31, 2019 to $47.5 million December 31, 2020; a portion of the annual decline is attributable to the payoff of a large large participation credit in the third quarter of 2020. The average line utilization rate in 2020 was 48.7%, down from an average utilization rate of 55.0% in 2019; the average utilization rate in the fourth quarter of 2020 was 40.0%, down from 53.4% in the fourth quarter of 2019. Home equity line of credit balances decreased $12.7 million in 2020 to $77.1 million as of December 31, 2020, with an average utilization rate for the year of 49.8%, down from 52.2% in the year ended 2019.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.46% at December 31, 2020 compared to 1.28% at December 31, 2019.

The First Bancorp - 2020 Form 10-K - Page 42

The following table shows the distribution of nonperforming loans by class as of December 31, 2020 and 2019:

	As of December 31,
Dollars in thousands	2020	2019
Commercial
Real estate	$543	$1,784
Construction	89	256
Other	1,481	6,534
Municipal	—	—
Residential
Term	3,593	5,899
Construction	—	—
Home equity line of credit	1,015	2,171
Consumer	—	5
Total non-performing loans	$6,721	$16,649

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2020, loans 90 or more days past due and still accruing interest totaled $1.5 million, compared to $1.6 million at December 31, 2019.
As of December 31, 2020, 22 loans with a balance of $2.2 million were non-performing and also classified as TDR. This compares to 26 loans with a balance of $8.8 million as of December 31, 2019.

Troubled Debt Restructured

A TDR constitutes a restructuring of debt if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and
•The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferral of payments.

As of December 31, 2020 there were 74 loans with an aggregate outstanding balance of $11.5 million that have been restructured. This compares to 81 loans with amounts totaling $21.4 million that had been restructured as of December 31, 2019. The following table shows the activity in loans classified as TDRs between December 31, 2019 and December 31, 2020. As noted above, this data does not include loans with modified terms granted under the Interagency Guidance or CARES Act.

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2019	81	21,424
Added in 2020	3	193
Loans paid off in 2020	(10)	(9,291)
Repayments in 2020	—	(792)
Total at December 31, 2020	74	$11,534

As of December 31, 2020, 50 loans with an aggregate balance of $9.2 million were performing under the modified terms, two loans with an aggregate balance of $105,000 were more than 30 days past due and accruing, and 22 loans with an aggregate balance of $2.2 million were on nonaccrual. As a percentage of aggregate outstanding balance, 79.9% were performing under the modified terms, 0.9% were more than 30 days past due and accruing and 19.2% were on nonaccrual. The performance status of all TDRs as of December 31, 2020, as well as the associated specific reserve in the allowance for loan losses, is summarized by class of loan in the following table.
The First Bancorp - 2020 Form 10-K - Page 43

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$2,486	$—	$72	$2,558
Construction	681	—	—	681
Other	298	—	419	717
Municipal	—	—	—	—
Residential
Term	5,724	97	1,563	7,384
Construction	—	—	—	—
Home equity line of credit	24	—	162	186
Consumer	—	8	—	8
	$9,213	$105	$2,216	$11,534
Percent of balance	79.9%	0.9%	19.2%	100.0%
Number of loans	50	2	22	74
Associated specific reserve	$257	$—	$112	$369

Residential, HELOC and consumer TDRs as of December 31, 2020 included 54 loans with an aggregate balance of $7.5 million and the modifications granted fell into five major categories. Loans totaling $5.3 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $2.8 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $203,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.6 million. Certain residential TDRs had more than one modification.
Commercial TDRs as of December 31, 2020 were comprised of 20 loans with a balance of $4.0 million. Of this total, six loans with an aggregate balance of $1.3 million had an extended period of interest-only payments, deferring the start of principal repayment. Four loans with an aggregate balance of $156,000 had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Four loans with an aggregate balance of $550,000 had a deferral of payment. The remaining six loans with an aggregate balance of $1.9 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2020, Management is aware of seven loans classified as TDRs that are involved in bankruptcy proceedings with an aggregate outstanding balance of $810,000. There were also 22 loans with an outstanding balance of $2.2 million that were classified as TDRs and on non-accrual status. Two loans with an outstanding balance of $254,000 were in the process of foreclosure.

Impaired Loans

Impaired loans include TDRs and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $16.0 million at December 31, 2020, and have decreased $13.2 million from December 31, 2019. The number of impaired loans decreased by 10 loans from 150 to 140 during the same period. Impaired commercial loans decreased $8.8 million from December 31, 2019 to December 31, 2020. The specific allowance for impaired commercial loans decreased from $1.5 million at December 31, 2019 to $299,000 as of December 31, 2020, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2019 to December 31, 2020, impaired residential loans decreased $3.0 million and impaired home equity lines of credit decreased $1.4 million.

The First Bancorp - 2020 Form 10-K - Page 44

The following table sets forth impaired loans as of December 31, 2020 and 2019:

	As of December 31,
Dollars in thousands	2020	2019
Commercial
Real estate	$3,029	$6,309
Construction	770	958
Other	1,779	7,075
Municipal	—	—
Residential
Term	9,414	12,439
Construction	—	—
Home equity line of credit	1,039	2,488
Consumer	8	5
Total	$16,039	$29,274

Past Due Loans

The Bank's overall loan delinquency ratio was 0.66% at December 31, 2020, versus 1.16% at December 31, 2019. Loans 90 days delinquent and accruing decreased from $1.6 million at December 31, 2019 to $1.5 million as of December 31, 2020. This total is made up of eight loans, with the largest loan totaling $1.0 million. We expect to collect all amounts due on these loans, including interest.
The following table sets forth loan delinquencies as of December 31, 2020 and 2019:

	As of December 31,
Dollars in thousands	2020	2019
Commercial
Real estate	$555	$1,774
Construction	93	271
Other	2,634	5,028
Municipal	—	—
Residential
Term	3,955	4,640
Construction	—	—
Home equity line of credit	2,336	2,957
Consumer	149	347
Total	$9,722	$15,017
Loans 30-89 days past due to total loans	0.36%	0.63%
Loans 90+ days past due and accruing to total loans	0.10%	0.12%
Loans 90+ days past due on non-accrual to total loans	0.20%	0.40%
Total past due loans to total loans	0.66%	1.16%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2020, there were five potential problem loans with a balance of $195,000 or 0.01% of total loans. This compares to nine loans with a balance of $1.3 million or 0.09% of total loans at December 31, 2019.
As of December 31, 2020, there were 16 loans in the process of foreclosure with a total balance of $1.5 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the
The First Bancorp - 2020 Form 10-K - Page 45

Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount, which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption ("POR") begins, which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
The Bank periodically conducts a self-audit of its loans in foreclosure and its foreclosure process. The last audit was performed in July 2019 and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows the investor's published guidelines and regularly reviews these guidelines for updates and changes to process. Most secondary market loans have been sold without recourse on a non-securitized, one-on-one basis. Liability in the the event of foreclosure is limited to events of fraud or material misrepresentation at the time of origination. In June 2020, an audit was conducted of loan forbearances granted under the CARES Act offering payment relief to borrowers impacted by COVID-19. There were no material findings in the audit.

The First Bancorp - 2020 Form 10-K - Page 46

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2020, there were four properties owned with an OREO balance of $908,000, net of an allowance for losses of $45,000, compared to December 31, 2019 when there were two properties owned with a net OREO balance of $279,000, with no allowance for losses. The following table presents the composition of other real estate owned as of December 31, 2020 and 2019.

As of December 31,
Dollars in thousands	2020	2019
Carrying Value
Commercial
Real estate	$445	$—
Construction	—	—
Other	—	—
Municipal	—	—
Residential
Term	508	279
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$953	$279
Related Allowance
Commercial
Real estate	$45	$—
Construction	—	—
Other	—	—
Municipal	—	—
Residential
Term	—	—
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$45	$—
Net Value
Commercial
Real estate	$400	$—
Construction	—	—
Other	—	—
Municipal	—	—
Residential
Term	508	279
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$908	$279
The First Bancorp - 2020 Form 10-K - Page 47

Funding, Liquidity and Capital Resources

As of December 31, 2020, the Bank had primary sources of liquidity of $895.9 million or 38.4% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has an additional $95.0 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $51.0 million in credit lines with correspondent banks, and $286.4 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $1.328 billion or 56.9% of its total assets. The Bank enrolled to participate in FRB's Payroll Protection Program Liquidity Facility (PPPLF); as of December 31, 2020 no loans had been pledged and no advances taken under the PPPLF. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Bank's and the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 77.4% of total average assets in 2020. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time.
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

Deposits

During 2020, total deposits increased by $194.1 million, ending the year at $1.845 billion compared to $1.650 billion at December 31, 2019. Low-cost deposits (demand, NOW, and savings accounts) increased by $275.7 million or 34.5% during the year, money market deposits increased $2.8 million or 1.8%, and certificates of deposit decreased $84.4 million or 12.2%. The increase in low-cost deposits and further utilization of borrowed funds allowed for a decrease in higher cost certificates of deposit. Average deposits increased $126.7 million in 2020, as shown in the following table, which sets forth the average daily balance for the Bank's principal deposit categories for each period.

	Years ended December 31,		% change
Dollars in thousands	2020	2019	2020 vs. 2019
Demand deposits	$213,144	$159,933	33.27%
NOW accounts	441,670	375,402	17.65%
Money market accounts	164,191	141,881	15.72%
Savings	262,247	237,489	10.42%
Certificates of deposit	647,614	687,492	(5.80)%
Total deposits	$1,728,866	$1,602,197	7.91%
The First Bancorp - 2020 Form 10-K - Page 48

The average cost of deposits (including non-interest-bearing accounts) was 0.82% for the year ended December 31, 2020, compared to 1.45% for the year ended December 31, 2019. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2020	2019
NOW	0.52%	1.05%
Money market	0.64%	1.65%
Savings	0.11%	0.29%
Certificates of deposit	1.62%	2.37%
Total interest-bearing deposits	0.93%	1.61%

Of all certificates of deposit, $500.3 million or 82.64% will mature by December 31, 2021. As of December 31, 2020, the Bank held a total of $358.7 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit.

	As of December 31,
Dollars in thousands	2020	2019
Within 3 Months	$155,112	$75,089
3 Months through 6 months	61,820	198,807
6 months through 12 months	77,554	56,475
Over 12 months	64,224	82,383
Total	$358,710	$412,754

Borrowed Funds

Borrowed funds consists of advances from the FHLB, advances from the FRB Discount Window, and securities repurchase agreements with customers. Advances from the FHLB are secured with pledged collateral consisting of FHLB stock, funds on deposit with FHLB, U.S. Agency notes, mortgage-backed securities, and qualifying first mortgage loans. FRB Discount Window advances are similarly secured with collateral consisting of FRB stock, funds on deposit at FRB, and qualifying commercial, home equity and construction loans. As of December 31, 2020, advances from FHLB and FRB totaled $192.7 million, with a weighted average interest rate of 0.69% per annum and remaining maturities ranging from 7 days to 5 years. This compares to advances totaling $147.5 million, with a weighted average interest rate of 1.79% per annum and remaining maturities ranging from 2 days to 5 years, as of December 31, 2019. Factors in the year-to-year increase in advances include a $50 million short term advance from the FRB Discount Window in the first quarter of 2020, subsequently reduced to $25 million and renewed, and an increase of $45 million in long term FHLB advances. Short term FHLB advances totaling $90 million are associated with longer term interest rate swap positions. The decrease in the weighted average rate paid on borrowed funds in 2020 compared to 2019 is centered in changes in the cost of short term advances, and is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2020 was $69.3 million, compared to $37.5 million on December 31, 2019. The weighted average interest rates payable under these agreements were 0.74% per annum as of December 31, 2020, compared to 0.67% per annum as of December 31, 2019.
The maximum amount of borrowed funds outstanding at any month-end during each of the last two years was $324.2 million at the end of May in 2020 and $212.9 million at the end of January in 2019. The average amount outstanding during 2020 was $259.8 million with a weighted average interest rate of 1.21% per annum. This compares to an average outstanding amount of $185.6 million with a weighted average interest rate of 1.55% per annum in 2019.

Capital Resources

Shareholders' equity as of December 31, 2020 was $223.7 million, compared to $212.5 million as of December 31, 2019.
During 2020, the Company declared cash dividends of $0.30 per share in the first quarter and $0.31 per share in the remaining three quarters, or $1.23 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 49.20% for the year ended December 31, 2020 compared to 50.42% for the year ended December 31, 2019. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay
The First Bancorp - 2020 Form 10-K - Page 49

dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2021 is this year's net income plus $28.0 million.
In 2020, 56,526 shares were issued via employee stock programs, the dividend reinvestment plan, and restricted stock grants. The Company received consideration totaling $670,000.  The following table summarizes the Company's 2020 stock issuances.

Dividend reinvestment plan	15,064
Employee stock program	14,117
Restricted stock grants	27,345
Total	56,526

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on available for sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios.
Capital at December 31, 2020 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.49% on December 31, 2020 and 8.88% at December 31, 2019. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2020, the Company had tier-one risk-based capital of 13.66% and tier-two risk-based capital of 14.82%, versus 14.34% and 15.27%, respectively, at December 31, 2019. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 8.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
The Company met each of the well-capitalized ratio guidelines at December 31, 2020. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2020 and December 31, 2019.

As of December 31, 2020	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.44%	13.54%	13.54%	14.70%
Company	8.49%	13.66%	13.66%	14.82%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2019	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.84%	14.25%	14.13%	15.19%
Company	8.88%	14.34%	14.22%	15.27%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the Company's capital resources, liquidity, or results of operations.

The First Bancorp - 2020 Form 10-K - Page 50

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2020:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$680	$44	$89	$61	486
Total	$680	$44	$89	$61	$486

Capital Purchases

In 2020, the Company made capital purchases totaling $2.5 million for real estate improvements for branch or operations premises and equipment related to technology. This cost, along with the cost of other assets placed into service in 2020, will be amortized over an average of 27 years, adding approximately $290,000 to pre-tax operating costs per year.

Goodwill

On December 11, 2020, the Bank completed the purchase of a branch at 1B Belmont Avenue in Belfast, Maine, from Bangor Savings Bank ("Bangor Savings"). The branch is one of six branches Bangor Savings acquired from Damariscotta Bank & Trust Company ("DB&T"), and this branch was divested by Bangor Savings to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. The transaction value was approximately $25.2 million consisting of loans, the building, equipment, core deposit intangible and goodwill. Goodwill totaled $841,000; this amount is not amortizable under GAAP but is amortizable for tax purposes.
On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. The excess of the purchase price over the fair value of the assets acquired, liabilities assumed, and the amount allocated for core deposit intangible totaled $2.1 million and was recorded as goodwill. The goodwill is not amortizable under GAAP but is amortizable for tax purposes.
On January 14, 2005, the Company acquired FNB Bankshares (“FNB”) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net identifiable assets acquired equaled $27.6 million and was recorded as goodwill, none of which was deductible for tax purposes. The portion of the purchase price related to the core deposit intangible was amortized over its expected economic life.
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2020, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimis transaction in 2001.
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
The First Bancorp - 2020 Form 10-K - Page 51

the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2020, was 5.54% of total assets, compared to -5.96% of total assets at December 31, 2019. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The Company's summarized static gap, as of December 31, 2020, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$98,433	$127,445	$258,822	$194,289
Restricted equity securities, at cost	9,508	—	—	1,037
Loans	491,885	247,400	523,633	213,843
Other interest-earning assets	3,100	24,746	—	—
Non-rate-sensitive assets	65,837	—	—	95,403
Total assets	668,763	399,591	782,455	510,427
Interest-bearing deposits	577,771	214,557	131,959	740,951
Borrowed funds	125,000	12,600	55,098	—
Non-rate-sensitive liabilities and equity	1,900	5,700	34,100	461,600
Total liabilities and equity	704,671	232,857	221,157	1,202,551
Period gap	$(35,908)	$166,734	$561,298	$(692,124)
Percent of total assets	(1.52)%	7.06%	23.77%	(29.31)%
Cumulative gap (current)	$(35,908)	$130,826	$692,124	—
Percent of total assets	(1.52)%	5.54%	29.31%	0.00%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 1.4% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.3% if rates rise gradually by two percentage points over that period. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 6.4% in a falling-rate scenario, and higher than that earned in a stable rate environment by 0.1% in a rising rate scenario, when compared to the year-one base scenario.

The First Bancorp - 2020 Form 10-K - Page 52

A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2020 and 2019 is presented in the following table:

Changes in Net Interest Income	2020	2019
Year 1
Projected changes if rates decrease by 1.0%	-1.4%	0.2%
Projected change if rates increase by 2.0%	-0.3%	-4.3%
Year 2
Projected changes if rates decrease by 1.0%	-6.4%	-0.9%
Projected change if rates increase by 2.0%	0.1%	-10.1%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2020, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2020, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2020 Form 10-K - Page 53

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2020	2019
Assets
Cash and cash equivalents	$26,212,000	$14,433,000
Interest-bearing deposits in other banks	56,151,000	11,310,000
Securities available for sale	313,376,000	360,520,000
Securities to be held to maturity (fair value of $377,134,000 at December 31, 2020, and $287,045,000 at December 31, 2019)	365,613,000	281,606,000
Restricted equity securities, at cost	10,545,000	8,982,000
Loans held for sale	5,855,000	154,000
Loans	1,476,761,000	1,297,075,000
Less allowance for loan losses	16,253,000	11,639,000
Net loans	1,460,508,000	1,285,436,000
Accrued interest receivable	9,298,000	7,167,000
Premises and equipment, net	27,251,000	21,305,000
Other real estate owned	908,000	279,000
Goodwill	30,646,000	29,805,000
Other assets	54,873,000	47,799,000
Total assets	$2,361,236,000	$2,068,796,000
Liabilities
Demand deposits	$250,219,000	$169,777,000
NOW deposits	520,385,000	393,569,000
Money market deposits	163,819,000	161,000,000
Savings deposits	304,603,000	236,141,000
Certificates of deposit	605,585,000	689,979,000
Total deposits	1,844,611,000	1,650,466,000
Borrowed funds – short term	206,940,000	174,850,000
Borrowed funds – long term	55,098,000	10,105,000
Other liabilities	30,861,000	20,867,000
Total liabilities	2,137,510,000	1,856,288,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	110,000	109,000
Additional paid-in capital	65,285,000	63,964,000
Retained earnings	158,359,000	144,839,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available for sale	5,009,000	3,657,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(133,000)	(182,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(4,932,000)	97,000
Net unrealized gain on postretirement costs	28,000	24,000
Total shareholders' equity	223,726,000	212,508,000
Total liabilities and shareholders' equity	$2,361,236,000	$2,068,796,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	10,950,289	10,899,210
Book value per common share	$20.43	$19.50
Tangible book value per common share	$17.60	$16.75
The accompanying notes are an integral part of these consolidated financial statements
The First Bancorp - 2020 Form 10-K - Page 54

Consolidated Statements of Income and Comprehensive Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2020	2019	2018
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $1,170,000 in 2020, $1,302,000 in 2019, and $1,157,000 in 2018)	$59,059,000	$59,239,000	$53,548,000
Interest on deposits with other banks	96,000	188,000	242,000
Interest and dividends on investments (includes tax-exempt income of $7,617,000 in 2020, $7,333,000 in 2019, and $6,954,000 in 2018)	17,964,000	19,224,000	16,753,000
Total interest and dividend income	77,119,000	78,651,000	70,543,000
Interest expense
Interest on deposits	14,139,000	23,268,000	15,970,000
Interest on borrowed funds	3,147,000	2,890,000	4,364,000
Total interest expense	17,286,000	26,158,000	20,334,000
Net interest income	59,833,000	52,493,000	50,209,000
Provision for loan losses	6,050,000	1,250,000	1,500,000
Net interest income after provision for loan losses	53,783,000	51,243,000	48,709,000
Non-interest income
Fiduciary and investment management income	3,660,000	3,318,000	3,030,000
Service charges on deposit accounts	1,648,000	2,330,000	2,194,000
Net securities gains	1,155,000	224,000	137,000
Mortgage origination and servicing income	5,085,000	1,909,000	1,565,000
Other operating income	6,571,000	6,408,000	5,674,000
Total non-interest income	18,119,000	14,189,000	12,600,000
Non-interest expense
Salaries and employee benefits	20,388,000	18,396,000	17,641,000
Occupancy expense	2,762,000	2,558,000	2,435,000
Furniture and equipment expense	4,799,000	3,990,000	3,924,000
FDIC insurance premiums	738,000	439,000	1,226,000
Acquisition-related costs	310,000	—	—
Amortization of identified intangibles	43,000	43,000	43,000
Other operating expense	10,612,000	9,746,000	8,198,000
Total non-interest expense	39,652,000	35,172,000	33,467,000
Income before income taxes	32,250,000	30,260,000	27,842,000
Applicable tax expense	5,121,000	4,735,000	4,306,000
Net income	$27,129,000	$25,525,000	$23,536,000
Basic earnings per common share	$2.50	$2.36	$2.18
Diluted earnings per common share	2.48	2.34	2.17
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	1,352,000	8,708,000	(2,150,000)
Net unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of amortization	49,000	15,000	(23,000)
Net loss on cash flow hedging derivative instruments	(5,029,000)	(1,341,000)	(106,000)
Net unrecognized gain (loss) on postretirement benefits	4,000	(13,000)	184,000
Other comprehensive gain (loss)	(3,624,000)	7,369,000	(2,095,000)
Comprehensive income	$23,505,000	$32,894,000	$21,441,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2020 Form 10-K - Page 55

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2017	10,829,918	$61,855,000	$121,144,000	$(1,678,000)	$181,321,000
Net income	—	—	23,536,000	—	23,536,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(2,150,000)	(2,150,000)
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(106,000)	(106,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(23,000)	(23,000)
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	184,000	184,000
Comprehensive income	—	—	23,536,000	(2,095,000)	21,441,000
Cash dividends declared ($1.11 per share)	—	—	(12,052,000)	—	(12,052,000)
Equity compensation expense	—	381,000	—	—	381,000
Payment for repurchase of common stock	(5,725)	—	(168,000)	—	(168,000)
Reclassification adjustment for effect of enacted tax law changes	—	—	—	—	—
Issuance of restricted stock	16,795	—	—	—	—
Proceeds from sale of common stock	21,663	619,000	—	—	619,000
Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
Net income	—	—	25,525,000	—	25,525,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,708,000	8,708,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(1,341,000)	(1,341,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	15,000	15,000
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(13,000)	(13,000)
Comprehensive income	—	—	25,525,000	7,369,000	32,894,000
Cash dividends declared ($1.19 per share)	—	—	(12,963,000)	—	(12,963,000)
Equity compensation expense	—	565,000	—	—	565,000
Payment for repurchase of common stock	(7,178)	—	(183,000)	—	(183,000)
Issuance of restricted stock	19,087	—	—	—	—
Proceeds from sale of common stock	24,650	653,000	—	—	653,000
Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
The First Bancorp - 2020 Form 10-K - Page 56

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
Net income	—	—	27,129,000	—	27,129,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,352,000	1,352,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	49,000	49,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(5,029,000)	(5,029,000)
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	4,000	4,000
Comprehensive income	—	—	27,129,000	(3,624,000)	23,505,000
Cash dividends declared ($1.23 per share)	—	—	(13,453,000)	—	(13,453,000)
Equity compensation expense	—	652,000	—	—	652,000
Payment for repurchase of common stock	(5,447)	—	(156,000)	—	(156,000)
Issuance of restricted stock	27,345	—	—	—	—
Proceeds from sale of common stock	29,181	670,000	—	—	670,000
Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2020 Form 10-K - Page 57

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2020	2019	2018
Cash flows from operating activities
Net income	$27,129,000	$25,525,000	$23,536,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,221,000	1,938,000	1,792,000
Change in deferred taxes	(262,000)	336,000	(485,000)
Provision for loan losses	6,050,000	1,250,000	1,500,000
Loans originated for resale	(128,375,000)	(37,721,000)	(25,447,000)
Proceeds from sales and transfers of loans	125,982,000	38,218,000	26,323,000
Net gain on sales of loans	(3,308,000)	(651,000)	(490,000)
Net gain on sale or call of securities	(1,155,000)	(224,000)	(137,000)
Net amortization of investment premiums	1,944,000	1,082,000	1,820,000
Net gain on sale of other real estate owned	(170,000)	(113,000)	(312,000)
Provision for losses on other real estate owned	45,000	—	—
Equity compensation expense	652,000	565,000	381,000
Net (increase) decrease in other assets and accrued interest	(17,737,000)	(7,690,000)	1,146,000
Net increase in other liabilities	9,347,000	2,802,000	3,848,000
Net (gain) loss on disposal of premises and equipment	(19,000)	386,000	136,000
Amortization of investments in limited partnerships	311,000	307,000	186,000
Net acquisition amortization	43,000	43,000	43,000
Net cash provided by operating activities	22,698,000	26,053,000	33,840,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(44,841,000)	769,000	(11,219,000)
Proceeds from sales of securities available for sale	103,579,000	8,339,000	459,000
Proceeds from maturities, payments, calls of securities available for sale	141,598,000	78,825,000	51,752,000
Proceeds from maturities, payments, calls and sales of securities held to maturity	81,809,000	24,087,000	14,094,000
Proceeds from sales of other real estate owned	542,000	418,000	1,350,000
Purchases of securities available for sale	(197,207,000)	(98,257,000)	(76,893,000)
Cash paid for limited partnerships	(717,000)	—	—
Purchases of securities to be held to maturity	(165,658,000)	(71,857,000)	(13,159,000)
Purchase of restricted equity securities	(1,563,000)	—	(1,228,000)
Redemption of restricted equity securities	—	2,604,000	—
Net increase in loans	(159,080,000)	(59,635,000)	(75,751,000)
Capital expenditures	(2,540,000)	(1,573,000)	(1,484,000)
Proceeds from sale of premises and equipment	67,000	—	2,000
Cash paid, net of cash acquired, in branch acquisition	(6,060,000)	—	—
Net cash used in investing activities	(250,071,000)	(116,280,000)	(112,077,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	262,035,000	24,811,000	75,798,000
Net increase (decrease) in certificates of deposit	(87,151,000)	98,570,000	32,408,000
Advances on long-term borrowings	55,000,000	—	—
Repayment on long-term borrowings	(10,007,000)	(25,362,000)	(80,000,000)
Net increase in short-term borrowings	32,090,000	—	61,559,000
Payment to repurchase common stock	(156,000)	(183,000)	(168,000)
Proceeds from sale of common stock	670,000	653,000	619,000
Dividends paid	(13,329,000)	(12,963,000)	(12,052,000)
Net cash provided by financing activities	239,152,000	85,526,000	78,164,000
Net increase (decrease) in cash and cash equivalents	11,779,000	(4,701,000)	(73,000)
Cash and cash equivalents at beginning of year	14,433,000	19,134,000	19,207,000
Cash and cash equivalents at end of year	$26,212,000	$14,433,000	$19,134,000
The First Bancorp - 2020 Form 10-K - Page 58

Interest paid	$17,560,000	$26,088,000	$20,104,000
Income taxes paid	5,049,000	3,994,000	3,057,000
Non-cash transactions:
Net transfer from loans to other real estate owned	$1,046,000	$—	$610,000
Fair value of assets acquired	(25,328,000)	—	—
Less liabilities assumed	19,268,000	—	—
Right of use lease asset	511,000	—	—
Operating lease liability	(511,000)	—	—
The accompanying notes are an integral part of these consolidated financial statements
The First Bancorp - 2020 Form 10-K - Page 59

Notes to Consolidated Financial Statements

Nature of Operations
The First Bancorp, Inc. (the "Company") through its wholly-owned subsidiary, First National Bank (the "Bank"), provides a full range of banking services to individual and corporate customers from seventeen offices in coastal and eastern Maine. First National Wealth Management, a division of the Bank, provides investment management, private banking and financial planning services. On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank from The First, N.A.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events
Events occurring subsequent to December 31, 2020 have been evaluated as to their potential impact on the financial statements.

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
The First Bancorp - 2020 Form 10-K - Page 60

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

Allowance for Loan Losses
Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by Management to be appropriate to absorb probable losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. In determining the appropriate level of allowance for loan losses, Management takes into consideration several factors, including reviews of individual non-performing loans and performing loans listed on the watch report requiring periodic evaluation, loan portfolio size by category, recent loss experience, delinquency trends and current economic conditions. For all loan classes, loans over 30 days past due are considered delinquent. Impaired loans include troubled debt restructured ("TDR") loans and loans placed on non-accrual status when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

Troubled Debt Restructured
A restructuring of debt constitutes a TDR if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan to first determine if the borrower demonstrates financial difficulty. Common indicators of this include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender. If the borrower is experiencing financial difficulty and concessions are granted, such as maturity date extension, interest rate adjustments to below market pricing, or a deferral of payments, the loan will generally be classified as a TDR. Regulatory guidance issued in March 2020 in response to the consequences of the COVID-19 pandemic, and the CARES Act passed shortly thereafter, granted exemption to TDR classification for certain qualified loan modification actions that normally would have been classified as TDRs.

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

The First Bancorp - 2020 Form 10-K - Page 61

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisitions of FNB Bankshares in 2005, a bank branch in Rockland, Maine and bank building in Bangor, Maine in 2012, and a bank branch in Belfast, Maine in 2020, as well as the core deposit intangible related to the respective acquisitions. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2020, the Company determined goodwill and other intangible assets were not impaired.

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

Risks & Uncertainties
As of December 31, 2020, local, U.S., and world governments have encouraged self-isolation to curtail the spread of the global pandemic, coronavirus disease (COVID-19), by mandating the temporary shut-down of business in many sectors and imposing limitations on travel and size and duration of group meetings. These conditions have continued to exist subsequent to December 31, 2020. Most industries are experiencing disruption to business operations and the impact of reduced consumer spending. There is unprecedented uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any government
The First Bancorp - 2020 Form 10-K - Page 62

actions to mitigate them. Accordingly, while management has considered the effect of the pandemic on collectability of loans receivable, it expects this matter may have a further financial impact on the Company's financial position and results of future operations, such potential impact of which cannot be reasonably estimated.

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2020, the Company had a contractual clearing balance of $500,000 that is satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The company had no reserve balance requirement at December 31, 2020. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp - 2020 Form 10-K - Page 63

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2020 and 2019:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2020	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. government-sponsored agencies	$23,045,000	$—	$(315,000)	$22,730,000
Mortgage-backed securities	238,516,000	5,507,000	(617,000)	243,406,000
State and political subdivisions	37,752,000	1,722,000	—	39,474,000
Asset-backed securities	7,723,000	43,000	—	7,766,000
	$307,036,000	$7,272,000	$(932,000)	$313,376,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$44,149,000	$143,000	$(18,000)	$44,274,000
Mortgage-backed securities	53,594,000	736,000	(195,000)	54,135,000
State and political subdivisions	245,620,000	10,427,000	(3,000)	256,044,000
Corporate securities	22,250,000	433,000	(2,000)	22,681,000
	$365,613,000	$11,739,000	$(218,000)	$377,134,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,508,000	$—	$—	$9,508,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,545,000	$—	$—	$10,545,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2019	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. government-sponsored agencies	$7,500,000	$—	$(102,000)	$7,398,000
Mortgage-backed securities	323,277,000	4,173,000	(833,000)	326,617,000
State and political subdivisions	25,113,000	1,392,000	—	26,505,000
	$355,890,000	$5,565,000	$(935,000)	$360,520,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$32,840,000	$47,000	$(26,000)	$32,861,000
Mortgage-backed securities	14,431,000	450,000	(16,000)	14,865,000
State and political subdivisions	219,585,000	4,936,000	(109,000)	224,412,000
Corporate securities	14,750,000	157,000	—	14,907,000
	$281,606,000	$5,590,000	$(151,000)	$287,045,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,945,000	$—	$—	$7,945,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,982,000	$—	$—	$8,982,000

The First Bancorp - 2020 Form 10-K - Page 64

The following table summarizes the contractual maturities of investment securities at December 31, 2020:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$117,000	$120,000	$3,607,000	$3,641,000
Due in 1 to 5 years	17,718,000	17,915,000	30,867,000	31,792,000
Due in 5 to 10 years	49,697,000	51,001,000	183,679,000	190,153,000
Due after 10 years	239,504,000	244,340,000	147,460,000	151,548,000
	$307,036,000	$313,376,000	$365,613,000	$377,134,000

The following table summarizes the contractual maturities of investment securities at December 31, 2019:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$127,000	$127,000	$1,334,000	$1,338,000
Due in 1 to 5 years	36,534,000	36,778,000	25,860,000	26,323,000
Due in 5 to 10 years	93,134,000	95,014,000	179,133,000	182,834,000
Due after 10 years	226,095,000	228,601,000	75,279,000	76,550,000
	$355,890,000	$360,520,000	$281,606,000	$287,045,000

At December 31, 2020, securities with a fair value of $297,326,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $214,173,000 as of December 31, 2019 pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2020, 2019 and 2018:

	2020	2019	2018
Proceeds from sales of securities	$112,179,000	$9,229,000	$459,000
Gross realized gains	1,689,000	224,000	137,000
Gross realized losses	(534,000)	—	—
Net gain	$1,155,000	$224,000	$137,000
Related income taxes	$243,000	$47,000	$29,000

Sales include 28 municipal securities sold in the second quarter of 2020 that had been designated as Held to Maturity. Proceeds from these sales totaled $8,600,000 against a cumulative book value of $8,313,000 resulting in a net realized gain of $268,000. The economic potential impact of COVID-19 is considered to be an isolated and unusual event that could not be reasonably anticipated as outlined in Accounting Standards Codification ("ASC") Section 320-10-25. Management conducted a review of its municipal bond portfolio in conjunction with risk mitigation efforts related to the onset of the COVID-19 virus; the intent of the review was to identify investment exposures with lower relative credit ratings, locales with perceived above average economic risk, municipal entities with reliance upon sales tax or income tax revenue, or any combination of these factors. Each of the sold positions met one or more of the criteria.
Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2020, there were 50 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 10 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.
The First Bancorp - 2020 Form 10-K - Page 65

Information regarding securities temporarily impaired as of December 31, 2020 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2020	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$30,212,000	$(333,000)	$—	$—	$30,212,000	$(333,000)
Mortgage-backed securities	65,505,000	(724,000)	3,878,000	(88,000)	69,383,000	(812,000)
State and political subdivisions	855,000	(3,000)	—	—	855,000	(3,000)
Corporate securities	2,498,000	(2,000)	—	—	2,498,000	(2,000)
	$99,070,000	$(1,062,000)	$3,878,000	$(88,000)	$102,948,000	$(1,150,000)

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

As disclosed in Note 25, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2019–04 in April 2019. In December 2019, the Company elected to early adopt the amendments to Topic 815, Derivatives and Hedging, which allowed the Company a one–time reclassification of certain prepayable debt securities from held to maturity to available for sale. In December 2019, prepayable debt securities with a carrying value of $24.9 million and a net unrealized gain of $1.6 million were transferred from held to maturity to available for sale. The reclassified securities consisted of state and political subdivision municipal debt securities. The Company subsequently sold approximately $4.3 million of those securities at a gain of $209,000 recognized in 2019.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $133,000, net of taxes, at December 31, 2020. This compares to $182,000, net of taxes, at December 31, 2019. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2020 and 2019, the Bank's investment in FHLB stock totaled $9,508,000 and $7,945,000, respectively. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2020. The Bank will continue to monitor its investment in FHLB stock.

The First Bancorp - 2020 Form 10-K - Page 66

Note 4. Mortgage Servicing Rights
At December 31, 2020 and 2019, the Bank serviced loans for others totaling $318,459,000 and $266,173,000, respectively. Net gains from the sale of loans, serviced by the Bank, totaled $3,308,000 in 2020, $651,000 in 2019, and $490,000 in 2018. In 2020, mortgage servicing rights of $1,160,000 were capitalized and amortization for the year totaled $352,000. At December 31, 2020, mortgage servicing rights had a fair value of $1,985,000. In 2019, mortgage servicing rights of $422,000 were capitalized and amortization for the year totaled $231,000. At December 31, 2019, mortgage servicing rights had a fair value of $2,089,000.
FASB ASC Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2020, the prepayment assumption using the PSA model was 346, which translates into an anticipated annual prepayment rate of 20.76%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
The Bank recorded an impairment reserve as of December 31, 2020 for strata with a fair value lower than cost. Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2020	2019
Mortgage servicing rights	$7,299,000	$6,140,000
Accumulated amortization	(4,985,000)	(4,594,000)
Amortized cost	2,314,000	1,546,000
Impairment reserve	(358,000)	—
Carrying value	$1,956,000	$1,546,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Commercial
Real estate	$442,121,000	29.9%	$372,810,000	28.7%
Construction	56,565,000	3.8%	38,084,000	3.0%
Other	285,015,000	19.3%	218,773,000	16.9%
Municipal	43,783,000	3.0%	41,288,000	3.2%
Residential
Term	522,070,000	35.3%	492,455,000	37.9%
Construction	21,600,000	1.5%	14,813,000	1.2%
Home equity line of credit	79,750,000	5.4%	92,349,000	7.1%
Consumer	25,857,000	1.8%	26,503,000	2.0%
Total loans	$1,476,761,000	100.0%	$1,297,075,000	100.0%

Loan balances include net deferred loan costs of $6,931,000 in 2020 and $7,419,000 in 2019. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate, which totaled $378,183,000 and $296,871,000 at December 31, 2020 and 2019, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, residential construction and home equity loans totaling $259,599,000 at December 31, 2020 and $240,133,000 at December 31, 2019 were used to collateralize borrowings from the Federal Reserve Bank of Boston ("FRB") Discount Window Borrower In Custody ("BIC") program. The Bank enrolled to participate in FRB's Payroll Protection Program Liquidity Facility (PPPLF); as of December 31, 2020 no loans had been pledged and no advances taken under the PPPLF.

The First Bancorp - 2020 Form 10-K - Page 67

The Bank is a designated Small Business Administration ("SBA") preferred lender and had processed 1,718 Paycheck Protection Program ("PPP") loan requests totaling $97,566,000 in funds disbursed to qualified small businesses as of December 31, 2020. The Bank is actively working with those borrowers and the SBA towards forgiveness of loan balances per program guidelines, with approximately $37,000,000 in forgiveness payments received through the end of December 2020.
At December 31, 2020 and 2019, non-accrual loans were $6,721,000 and $16,649,000, respectively. For the years ended December 31, 2020 and 2019, interest income which would have been recognized on these loans, if interest had been accrued, was $558,000 and $906,000. Loans more than 90 days past due accruing interest totaled $1,505,000 at December 31, 2020 and $1,560,000 at December 31, 2019. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
Loans to directors, officers and employees totaled $36,880,000 at December 31, 2020 and $35,071,000 at December 31, 2019. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2020	2019
Balance at beginning of year	$21,134,000	$22,149,000
New loans	3,544,000	521,000
Repayments	(3,138,000)	(1,536,000)
Retired director	(326,000)	—
Balance at end of year	$21,214,000	$21,134,000

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of December 31, 2020, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$139,000	$190,000	$226,000	$555,000	$441,566,000	$442,121,000	$—
Construction	13,000	—	80,000	93,000	56,472,000	56,565,000	—
Other	490,000	62,000	2,082,000	2,634,000	282,381,000	285,015,000	1,464,000
Municipal	—	—	—	—	43,783,000	43,783,000	—
Residential
Term	540,000	1,799,000	1,616,000	3,955,000	518,115,000	522,070,000	23,000
Construction	—	—	—	—	21,600,000	21,600,000	—
Home equity line of credit	1,645,000	324,000	367,000	2,336,000	77,414,000	79,750,000	—
Consumer	89,000	42,000	18,000	149,000	25,708,000	25,857,000	18,000
Total	$2,916,000	$2,417,000	$4,389,000	$9,722,000	$1,467,039,000	$1,476,761,000	$1,505,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from TDR designation. The Company actively worked with borrowers impacted by the COVID-19 outbreak and as of December 31, 2020, a total of 1,031 loan modification requests for interest-only payments or deferred payments had been completed in conformance with the Interagency Statement or CARES Act, representing $291,100,000 in loan balances, or approximately 19.6% of the loan portfolio. One of these modifications of de minimis amount has been classified as a TDR since being modified. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest.

The First Bancorp - 2020 Form 10-K - Page 68

As of December 31, 2020, loans totaling $62,208,000 or 4.2% of all loans, remained in either their original modification or a subsequent modification. Modification statuses by portfolio segment are summarized below:

Commercial/Municipal Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	61	10.0%	$9,027,000	4.0%
Subsequent Modification	54	9.0%	32,724,000	14.0%
Still in Original Modification	16	3.0%	7,244,000	3.0%
Out of Modification	470	78.0%	189,413,000	79.0%
Total	601	100.0%	$238,408,000	100.0%

Residential Real Estate Modifications
	Units	Percentage	Balance	Percentage
Paid Off	27	7.0%	$5,930,000	12.0%
Subsequent Modification	154	43.0%	19,468,000	38.0%
Still in Original Modification	27	7.0%	2,615,000	5.0%
Out of Modification	154	43.0%	23,553,000	45.0%
Total	362	100.0%	$51,566,000	100.0%

Consumer Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	11	16.0%	$118,000	10.0%
Subsequent Modification	3	4.0%	104,000	9.0%
Still in Original Modification	4	6.0%	53,000	5.0%
Out of Modification	50	74.0%	854,000	76.0%
Total	68	100.0%	$1,129,000	100.0%

Of the $213,819,000 in total loans that are Out of Modification, balances of $972,000 were past due as of December 31, 2020, a past due rate of 0.45%.
Information on the past-due status of loans by class of financing receivable as of December 31, 2019, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$786,000	$377,000	$611,000	$1,774,000	$371,036,000	$372,810,000	$—
Construction	—	14,000	257,000	271,000	37,813,000	38,084,000	—
Other	2,764,000	465,000	1,799,000	5,028,000	213,745,000	218,773,000	1,464,000
Municipal	—	—	—	—	41,288,000	41,288,000	—
Residential
Term	1,129,000	1,132,000	2,379,000	4,640,000	487,815,000	492,455,000	86,000
Construction	—	—	—	—	14,813,000	14,813,000	—
Home equity line of credit	1,169,000	58,000	1,730,000	2,957,000	89,392,000	92,349,000	—
Consumer	291,000	46,000	10,000	347,000	26,156,000	26,503,000	10,000
Total	$6,139,000	$2,092,000	$6,786,000	$15,017,000	$1,282,058,000	$1,297,075,000	$1,560,000

The First Bancorp - 2020 Form 10-K - Page 69

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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of December 31, 2020 and 2019 is presented in the following table:

As of December 31,	2020	2019
Commercial
Real estate	$543,000	$1,784,000
Construction	89,000	256,000
Other	1,481,000	6,534,000
Municipal	—	—
Residential
Term	3,593,000	5,899,000
Construction	—	—
Home equity line of credit	1,015,000	2,171,000
Consumer	—	5,000
Total	$6,721,000	$16,649,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2020	2019	2018
Average investment in impaired loans	$21,088,000	$31,557,000	$31,805,000
Interest income recognized on impaired loans, all on cash basis	478,000	735,000	864,000

As of December 31,	2020	2019
Balance of impaired loans	$16,039,000	$29,274,000
Less portion for which no allowance for loan losses is allocated	(12,098,000)	(18,212,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$3,941,000	$11,062,000
Portion of allowance for loan losses allocated to the impaired loan balance	$462,000	$2,213,000

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

The First Bancorp - 2020 Form 10-K - Page 70

A breakdown of impaired loans by class of financing receivable as of December 31, 2020, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$2,060,000	$2,368,000	$—	$4,123,000	$127,000
Construction	89,000	89,000	—	358,000	—
Other	1,591,000	1,623,000	—	999,000	15,000
Municipal	—	—	—	—	—
Residential
Term	7,335,000	8,629,000	—	8,773,000	193,000
Construction	—	—	—	—	—
Home equity line of credit	1,015,000	1,089,000	—	1,219,000	—
Consumer	8,000	8,000	—	1,000	1,000
	$12,098,000	$13,806,000	$—	$15,473,000	$336,000
With an Allowance Recorded
Commercial
Real estate	$969,000	$995,000	$112,000	$1,018,000	$43,000
Construction	681,000	681,000	18,000	579,000	30,000
Other	188,000	202,000	169,000	1,193,000	3,000
Municipal	—	—	—	—	—
Residential
Term	2,079,000	2,134,000	163,000	2,073,000	65,000
Construction	—	—	—	—	—
Home equity line of credit	24,000	24,000	—	744,000	1,000
Consumer	—	—	—	8,000	—
	$3,941,000	$4,036,000	$462,000	$5,615,000	$142,000
Total
Commercial
Real estate	$3,029,000	$3,363,000	$112,000	$5,141,000	$170,000
Construction	770,000	770,000	18,000	937,000	30,000
Other	1,779,000	1,825,000	169,000	2,192,000	18,000
Municipal	—	—	—	—	—
Residential
Term	9,414,000	10,763,000	163,000	10,846,000	258,000
Construction	—	—	—	—	—
Home equity line of credit	1,039,000	1,113,000	—	1,963,000	1,000
Consumer	8,000	8,000	—	9,000	1,000
	$16,039,000	$17,842,000	$462,000	$21,088,000	$478,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2020 Form 10-K - Page 71

A breakdown of impaired loans by class of financing receivable as of December 31, 2019, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,235,000	$5,492,000	$—	$7,611,000	$228,000
Construction	958,000	970,000	—	936,000	47,000
Other	756,000	786,000	—	965,000	29,000
Municipal	—	—	—	—	—
Residential
Term	10,176,000	11,931,000	—	10,033,000	269,000
Construction	—	—	—	—	—
Home equity line of credit	1,087,000	1,151,000	—	997,000	20,000
Consumer	—	—	—	—	—
	$18,212,000	$20,330,000	$—	$20,542,000	$593,000
With an Allowance Recorded
Commercial
Real estate	$1,074,000	$1,093,000	$251,000	$1,528,000	$60,000
Construction	—	—	—	—	—
Other	6,319,000	6,925,000	1,273,000	6,778,000	—
Municipal	—	—	—	—	—
Residential
Term	2,263,000	2,412,000	237,000	2,424,000	82,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	1,412,000	447,000	283,000	—
Consumer	5,000	6,000	5,000	2,000	—
	$11,062,000	$11,848,000	$2,213,000	$11,015,000	$142,000
Total
Commercial
Real estate	$6,309,000	$6,585,000	$251,000	$9,139,000	$288,000
Construction	958,000	970,000	—	936,000	47,000
Other	7,075,000	7,711,000	1,273,000	7,743,000	29,000
Municipal	—	—	—	—	—
Residential
Term	12,439,000	14,343,000	237,000	12,457,000	351,000
Construction	—	—	—	—	—
Home equity line of credit	2,488,000	2,563,000	447,000	1,280,000	20,000
Consumer	5,000	6,000	5,000	2,000	—
	$29,274,000	$32,178,000	$2,213,000	$31,557,000	$735,000

The First Bancorp - 2020 Form 10-K - Page 72

A breakdown of impaired loans by category as of December 31, 2018, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,718,000	$9,161,000	$—	$5,536,000	$380,000
Construction	721,000	721,000	—	762,000	43,000
Other	1,468,000	1,555,000	—	2,037,000	32,000
Municipal	—	—	—	—	—
Residential
Term	9,136,000	10,317,000	—	9,427,000	289,000
Construction	—	—	—	—	—
Home equity line of credit	972,000	1,035,000	—	1,001,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$21,030,000	$22,831,000	$—	$18,776,000	$764,000
With an Allowance Recorded
Commercial
Real estate	$1,042,000	$1,059,000	$260,000	$3,477,000	$42,000
Construction	—	—	—	—	—
Other	7,791,000	8,216,000	1,696,000	7,471,000	5,000
Municipal	—	—	—	—	—
Residential
Term	1,768,000	1,998,000	335,000	1,982,000	53,000
Construction	—	—	—	—	—
Home equity line of credit	120,000	124,000	17,000	99,000	—
Consumer	—	—	—	—	—
	$10,721,000	$11,397,000	$2,308,000	$13,029,000	$100,000
Total
Commercial
Real estate	$9,760,000	$10,220,000	$260,000	$9,013,000	$422,000
Construction	721,000	721,000	—	762,000	43,000
Other	9,259,000	9,771,000	1,696,000	9,508,000	37,000
Municipal	—	—	—	—	—
Residential
Term	10,904,000	12,315,000	335,000	11,409,000	342,000
Construction	—	—	—	—	—
Home equity line of credit	1,092,000	1,159,000	17,000	1,100,000	20,000
Consumer	15,000	42,000	—	13,000	—
	$31,751,000	$34,228,000	$2,308,000	$31,805,000	$864,000

The First Bancorp - 2020 Form 10-K - Page 73

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
As of December 31, 2020, the Company had 74 loans with a value of $11,534,000 that have been classified as TDRs. This compares to 81 loans with a value of $21,424,000 classified as TDRs as of December 31, 2019. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	13	$2,558,000	$106,000
Construction	1	681,000	18,000
Other	6	717,000	96,000
Municipal	—	—	—
Residential
Term	51	7,384,000	149,000
Construction	—	—	—
Home equity line of credit	2	186,000	—
Consumer	1	8,000	—
	74	$11,534,000	$369,000

The following table shows TDRs by class and the specific reserve as of December 31, 2019:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$4,836,000	$246,000
Construction	1	701,000	—
Other	8	6,932,000	1,231,000
Municipal	—	—	—
Residential
Term	52	8,472,000	200,000
Construction	—	—	—
Home equity line of credit	3	483,000	—
Consumer	—	—	—
	81	$21,424,000	$1,677,000
The First Bancorp - 2020 Form 10-K - Page 74

As of December 31, 2020, 14 of the loans classified as TDRs with a total balance of $1,577,000 were more than 30 days past due. One of these loans had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	4	419,000	92,000
Municipal	—	—	—
Residential
Term	8	988,000	5,000
Construction	—	—	—
Home equity line of credit	1	162,000	—
Consumer	1	8,000	—
	14	$1,577,000	$97,000

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

The First Bancorp - 2020 Form 10-K - Page 75

For the year ended December 31, 2020, three loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	234,000	185,000	21,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	1	8,000	8,000	—
	3	$242,000	$193,000	21,000

For the year ended December 31, 2019, 11 loans were placed in TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as for December 31, 2019.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$109,000	$90,000	$90,000
Construction	—	—	—	—
Other	1	98,000	98,000	—
Municipal	—	—	—	—
Residential
Term	8	996,000	872,000	72,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	11	$1,203,000	$1,060,000	$162,000
As of December 31, 2020, Management is aware of seven loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $810,000. As of December 31, 2020, there were 22 loans with an outstanding balance of $2,216,000 that were classified as TDRs and were on non-accrual status, two of which, with an outstanding balance of $254,000, were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2020, there were 11 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,109,000; this compares to 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,502,000 as of December 31, 2019.

The First Bancorp - 2020 Form 10-K - Page 76

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

The First Bancorp - 2020 Form 10-K - Page 77

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2020 and 2019:

As of December 31,	2020	2019
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$112,000	$251,000
Construction	18,000	—
Other	169,000	1,273,000
Municipal	—	—
Residential
Term	163,000	237,000
Construction	—	—
Home equity line of credit	—	447,000
Consumer	—	5,000
Total	$462,000	$2,213,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$5,066,000	$3,491,000
Construction	644,000	365,000
Other	3,269,000	2,056,000
Municipal	171,000	27,000
Residential
Term	2,416,000	787,000
Construction	102,000	25,000
Home equity line of credit	1,211,000	631,000
Consumer	778,000	862,000
Unallocated	2,134,000	1,182,000
Total	$15,791,000	$9,426,000
Total Allowance for Loan Losses
Commercial
Real estate	$5,178,000	$3,742,000
Construction	662,000	365,000
Other	3,438,000	3,329,000
Municipal	171,000	27,000
Residential
Term	2,579,000	1,024,000
Construction	102,000	25,000
Home equity line of credit	1,211,000	1,078,000
Consumer	778,000	867,000
Unallocated	2,134,000	1,182,000
Total	$16,253,000	$11,639,000

The First Bancorp - 2020 Form 10-K - Page 78

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
A breakdown of the allowance for loan losses as of December 31, 2020 and 2019, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2020	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$112,000	$721,000	$4,345,000	$—	$5,178,000
Construction	18,000	92,000	552,000	—	662,000
Other	169,000	465,000	2,804,000	—	3,438,000
Municipal	—	—	171,000	—	171,000
Residential
Term	163,000	145,000	2,271,000	—	2,579,000
Construction	—	6,000	96,000	—	102,000
Home equity line of credit	—	151,000	1,060,000	—	1,211,000
Consumer	—	282,000	496,000	—	778,000
Unallocated	—	—	—	2,134,000	2,134,000
	$462,000	$1,862,000	$11,795,000	$2,134,000	$16,253,000

As of December 31, 2019	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$251,000	$729,000	$2,762,000	$—	$3,742,000
Construction	—	76,000	289,000	—	365,000
Other	1,273,000	430,000	1,626,000	—	3,329,000
Municipal	—	—	27,000	—	27,000
Residential
Term	237,000	153,000	634,000	—	1,024,000
Construction	—	5,000	20,000	—	25,000
Home equity line of credit	447,000	130,000	501,000	—	1,078,000
Consumer	5,000	460,000	402,000	—	867,000
Unallocated	—	—	—	1,182,000	1,182,000
	$2,213,000	$1,983,000	$6,261,000	$1,182,000	$11,639,000

The First Bancorp - 2020 Form 10-K - Page 79

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
•Other factors, including changes in quality of loan originations; loan policy changes; changes in credit risk management processes; Bank regulatory and external loan review examination results.

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
The qualitative portion of the allowance for loan losses was 0.80% of related loans as of December 31, 2020 and 0.48% of related loans as of December 31, 2019. The qualitative portion increased $5,534,000 between December 31, 2019 and December 31, 2020 due to a mix of factors. These included the impacts of the COVID-19 pandemic on various macroeconomic measures used in the qualitative model, as well as analysis of the loan portfolio conducted under both top down and unit level approaches for factors such as levels of credit extended to industry segments particularly vulnerable to social distancing, and performance of COVID-19 related modifications.
The unallocated component totaled $2,134,000 at December 31, 2020, or 13.1% of the total reserve. This compares to $1,182,000 or 10.2% as of December 31, 2019. While year to date growth in the qualitative portion of the reserve directionally reflects potential impacts of COVID-19 on the loan portfolio, it remains likely that there are other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance. This uncertainty along with general imprecision related to portfolio growth experienced year-to-date, and potential unknowns that may be present in loans acquired in the Belfast branch purchase, all support the continued inclusion of an unallocated component.
The allowance for loan losses as a percent of total loans stood at 1.10% as of December 31, 2020, compared to 0.90% of total loans as of December 31, 2019. When PPP loan balances are excluded, the allowance for loan losses as a percent of total loans was 1.15% as of December 31, 2020.
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
Other commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured. In 2020, other commercial loans also include loans made under the SBA PPP. These loans are unsecured and carry a 100% guarantee from the SBA.
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
The First Bancorp - 2020 Form 10-K - Page 80

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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 37.7% of capital at December 31, 2020 are below the regulatory guidance of 100.0% of capital. Construction loans and non- owner-occupied commercial real estate loans are at 147.1% of total capital at December 31, 2020, below the regulatory limit of 300.0% of capital.
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

The First Bancorp - 2020 Form 10-K - Page 81

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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2020:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,402,000	$19,000	$2,421,000
2 Above average	5,938,000	2,343,000	6,326,000	41,939,000	56,546,000
3 Satisfactory	91,475,000	2,889,000	104,432,000	369,000	199,165,000
4 Average	261,539,000	31,221,000	120,570,000	1,456,000	414,786,000
5 Watch	72,840,000	19,893,000	44,293,000	—	137,026,000
6 OAEM	2,754,000	—	234,000	—	2,988,000
7 Substandard	7,575,000	219,000	6,758,000	—	14,552,000
8 Doubtful	—	—	—	—	—
Total	$442,121,000	$56,565,000	$285,015,000	$43,783,000	$827,484,000

The First Bancorp - 2020 Form 10-K - Page 82

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2020.

The First Bancorp - 2020 Form 10-K - Page 83

The following tables present allowance for loan losses activity by class, allowance for loan loss balances by class and related loan balances by class for the years ended December 31, 2020, 2019 and 2018:

For the year ended December 31, 2020	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Chargeoffs	1,088,000	—	27,000	—	66,000	—	153,000	327,000	—	1,661,000
Recoveries	—	—	37,000	—	34,000	—	22,000	132,000	—	225,000
Provision	2,524,000	297,000	99,000	144,000	1,587,000	77,000	264,000	106,000	952,000	6,050,000
Ending balance	$5,178,000	$662,000	$3,438,000	$171,000	$2,579,000	$102,000	$1,211,000	$778,000	$2,134,000	$16,253,000
Ending balance specifically evaluated for impairment	$112,000	$18,000	$169,000	$—	$163,000	$—	$—	$—	$—	$462,000
Ending balance collectively evaluated for impairment	$5,066,000	$644,000	$3,269,000	$171,000	$2,416,000	$102,000	$1,211,000	$778,000	$2,134,000	$15,791,000
Related loan balances:
Ending balance	$442,121,000	$56,565,000	$285,015,000	$43,783,000	$522,070,000	$21,600,000	$79,750,000	$25,857,000	$—	$1,476,761,000
Ending balance specifically evaluated for impairment	$3,029,000	$770,000	$1,779,000	$—	$9,414,000	$—	$1,039,000	$8,000	$—	$16,039,000
Ending balance collectively evaluated for impairment	$439,092,000	$55,795,000	$283,236,000	$43,783,000	$512,656,000	$21,600,000	$78,711,000	$25,849,000	$—	$1,460,722,000

For the year ended December 31, 2019	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Chargeoffs	89,000	—	179,000	—	445,000	—	69,000	338,000	—	1,120,000
Recoveries	15,000	—	73,000	—	57,000	—	4,000	128,000	—	277,000
Provision (credit)	249,000	110,000	(106,000)	3,000	177,000	(9,000)	413,000	447,000	(34,000)	1,250,000
Ending balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Ending balance specifically evaluated for impairment	$251,000	$—	$1,273,000	$—	$237,000	$—	$447,000	$5,000	$—	$2,213,000
Ending balance collectively evaluated for impairment	$3,491,000	$365,000	$2,056,000	$27,000	$787,000	$25,000	$631,000	$862,000	$1,182,000	$9,426,000
Related loan balances:
Ending balance	$372,810,000	$38,084,000	$218,773,000	$41,288,000	$492,455,000	$14,813,000	$92,349,000	$26,503,000	$—	$1,297,075,000
Ending balance specifically evaluated for impairment	$6,309,000	$958,000	$7,075,000	$—	$12,439,000	$—	$2,488,000	$5,000	$—	$29,274,000
Ending balance collectively evaluated for impairment	$366,501,000	$37,126,000	$211,698,000	$41,288,000	$480,016,000	$14,813,000	$89,861,000	$26,498,000	$—	$1,267,801,000
The First Bancorp - 2020 Form 10-K - Page 84

For the year ended December 31, 2018	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,872,000	$434,000	$3,358,000	$20,000	$1,130,000	$36,000	$692,000	$545,000	$642,000	$10,729,000
Chargeoffs	168,000	—	423,000	—	213,000	—	121,000	348,000	—	1,273,000
Recoveries	52,000	—	40,000	—	64,000	—	24,000	96,000	—	276,000
Provision (credit)	(189,000)	(179,000)	566,000	4,000	254,000	(2,000)	135,000	337,000	574,000	1,500,000
Ending balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Ending balance specifically evaluated for impairment	$260,000	$—	$1,696,000	$—	$335,000	$—	$17,000	$—	$—	$2,308,000
Ending balance collectively evaluated for impairment	$3,307,000	$255,000	$1,845,000	$24,000	$900,000	$34,000	$713,000	$630,000	$1,216,000	$8,924,000
Related loan balances:
Ending balance	$353,243,000	$27,304,000	$196,391,000	$51,128,000	$469,145,000	$17,743,000	$98,469,000	$24,860,000	$—	$1,238,283,000
Ending balance specifically evaluated for impairment	$9,760,000	$721,000	$9,259,000	$—	$10,904,000	$—	$1,092,000	$15,000	$—	$31,751,000
Ending balance collectively evaluated for impairment	$343,483,000	$26,583,000	$187,132,000	$51,128,000	$458,241,000	$17,743,000	$97,377,000	$24,845,000	$—	$1,206,532,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2020	2019
Land	$6,178,000	$5,100,000
Land improvements	1,710,000	1,100,000
Buildings	28,067,000	21,946,000
Equipment	11,878,000	12,858,000
	47,833,000	41,004,000
Less accumulated depreciation	20,582,000	19,699,000
Total premises and equipment	$27,251,000	$21,305,000

Future minimum receipts under lease agreements at December 31, 2020 by year and in the aggregate are:

2021	$129,000
2022	125,000
2023	41,000
2024	16,000
$311,000

Leases
The Company adopted ASU No. 2016‑02, Leases, on January 1, 2019 with no required adjustment to prior periods presented or cumulative‑effect adjustment to retained earnings. As part of the branch acquisition in December 2020, the Company entered into an operating lease pertaining to land with a remaining lease term of 23 years, including an option to renew.

The First Bancorp - 2020 Form 10-K - Page 85

The right‑of‑use asset and lease liability by lease type, and the associated balance sheet classifications as of December 31, 2020 were as follows:

Balance Sheet Classification
Right-of-use assets:
Operating leases	Premises and equipment, net	$511,000

Lease liabilities:
Operating leases	Other liabilities	$511,000

There was no lease expense for the year ended December 31, 2020 related to this lease.

Future lease payments for operating leases with initial terms of one year or more as of December 31, 2020 are as follows:

2021	$28,000
2022	28,000
2023	28,000
2024	28,000
2025	28,000
Thereafter	486,000

Total undiscounted lease payments	626,000
Less: imputed interest	115,000
Net lease liability	$511,000

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2020	2019
Real estate acquired in settlement of loans	$908,000	$279,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2020	2019	2018
Balance at beginning of year	$—	$—	$53,000
Losses charged to allowance	—	—	(53,000)
Provision charged to operating expenses	45,000	—	—
Balance at end of year	$45,000	$—	$—
Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2020	2019	2018
Federal income tax
Current	$4,923,000	$3,978,000	$4,407,000
Deferred	(262,000)	336,000	(492,000)
	4,661,000	4,314,000	3,915,000
State franchise tax	460,000	421,000	391,000
	$5,121,000	$4,735,000	$4,306,000
The First Bancorp - 2020 Form 10-K - Page 86

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2020	2019	2018
Expected tax expense	$6,773,000	$6,355,000	$5,847,000
Non-taxable income	(1,808,000)	(1,749,000)	(1,699,000)
State franchise tax, net of federal tax benefit	348,000	332,000	309,000
Equity compensation	(43,000)	(45,000)	(55,000)
Tax credits, net of amortization	(144,000)	(85,000)	(85,000)
Other	(5,000)	(73,000)	(11,000)
	$5,121,000	$4,735,000	$4,306,000
Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2020 and 2019 are as follows:

	2020	2019
Allowance for loan losses	$3,413,000	$2,444,000
OREO	9,000	—
Accrued pension and post-retirement	948,000	926,000
Unrealized loss on derivative instruments	1,865,000	345,000
Unrealized loss on securities transferred from available for sale to held to maturity	35,000	48,000
Restricted stock grants	270,000	203,000
Core deposit intangible	24,000	21,000
Investment in flow through entities	82,000	55,000
Other assets	87,000	—
Total deferred tax asset	6,733,000	4,042,000
Net deferred loan costs	(1,894,000)	(1,669,000)
Depreciation	(2,013,000)	(1,434,000)
Unrealized gain on securities available for sale	(1,332,000)	(972,000)
Goodwill	(161,000)	(120,000)
Mortgage servicing rights	(411,000)	(325,000)
Unrealized gain on derivative instruments	(554,000)	(371,000)
Prepaid expense	(195,000)	(205,000)
Total deferred tax liability	(6,560,000)	(5,096,000)
Net deferred tax asset (liability)	$173,000	$(1,054,000)

At December 31, 2020 and 2019, the Company held investments in four limited partnerships with related low income housing tax credits. The tax credits from the investments are estimated at $351,000 and $330,000 for the years ended December 31, 2020 and 2019, respectively, and are recorded as a reduction of income tax expense. Amortization of the investment in the limited partnership totaled $311,000 and $307,000 for the years ended December 31, 2020 and 2019, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,734,000 at December 31, 2020 and $1,951,000 at December 31, 2019, which is comprised of the Company's equity investment in the limited partnerships, and is recorded in other assets.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service ("IRS") for the years ended December 31, 2017 through 2020.

The First Bancorp - 2020 Form 10-K - Page 87

Note 10. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Certificates of deposit < $100,000	$246,875,000	$277,225,000
Certificates $100,000 to $250,000	295,672,000	345,241,000
Certificates $250,000 and over	63,038,000	67,513,000
	$605,585,000	$689,979,000

At December 31, 2020, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2021	$205,853,000	$294,486,000	$500,339,000
2022	16,889,000	21,411,000	38,300,000
2023	14,064,000	33,119,000	47,183,000
2024	4,562,000	4,926,000	9,488,000
2025	5,363,000	4,768,000	10,131,000
2026 and thereafter	144,000	—	144,000
	$246,875,000	$358,710,000	$605,585,000

Interest on certificates of deposit of $100,000 or more was $5,327,000, $6,060,000, and $3,038,000 in 2020, 2019 and 2018, respectively.

The First Bancorp - 2020 Form 10-K - Page 88

Note 11. Borrowed Funds

Borrowed funds consist of advances from the FHLB, FRB, and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2020 had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $51,000,000 in credit lines with correspondent banks and a credit facility of $95,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral, of which $25,000,000 was in use as of December 31, 2020.

Borrowed funds at December 31, 2020 and 2019 have the following range of interest rates and maturity dates:

As of December 31, 2020
Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
2021	0.00% - 1.55%	$137,600,000
2022	0.00%	—
2023	0.00%	—
2024	0.00%	98,000
2025	1.35% - 1.40%	55,000,000
2026 and thereafter	0.00%	—
		192,698,000
Repurchase agreements
Municipal and commercial customers	0.10% - 2.00%	69,340,000
		$262,038,000

As of December 31, 2019
Federal Home Loan Bank Advances
2020	1.60% - 1.97%	$137,400,000
2021	1.55%	10,000,000
2022	0.00%	—
2023	0.00%	—
2024	0.00%	105,000
2025 and thereafter	0.00%	—
		147,505,000
Repurchase agreements
Municipal and commercial customers	0.10% - 2.33%	37,450,000
		$184,955,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 3.0% of each eligible employee's compensation in 2020 and 2.0% in 2019, and 2018. The Company adopted the safe harbor form of 401(k) plan for 2020 and will follow safe harbor guidelines when determining the level of discretionary contribution.The expense related to the 401(k) plan was $981,000, $575,000, and $578,000 in 2020, 2019, and 2018, respectively.

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years commencing upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken
The First Bancorp - 2020 Form 10-K - Page 89

together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $450,000 in 2020, $165,000 in 2019, and $176,000 in 2018. As of December 31, 2020 and 2019, the accrued liability of these plans was $2,991,000 and $2,828,000, respectively, and is recorded in other liabilities.

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
The following table sets forth the accumulated post-retirement benefit obligation and funded status:

At December 31,	2020	2019	2018
Change in benefit obligations
Benefit obligation at beginning of year:	$1,581,000	$1,599,000	$1,874,000
Interest cost	46,000	66,000	77,000
Benefits paid	(97,000)	(97,000)	(117,000)
Actuarial (gain) loss	(7,000)	13,000	(235,000)
Benefit obligation at end of year:	$1,523,000	$1,581,000	$1,599,000
Funded status
Benefit obligation at end of year	$(1,523,000)	$(1,581,000)	$(1,599,000)
Unamortized gain	(35,000)	(31,000)	(47,000)
Accrued benefit cost	$(1,558,000)	$(1,612,000)	$(1,646,000)
Weighted average discount rate as of December 31	2.00%	3.00%	4.25%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2020	2019	2018
Components of net periodic benefit cost
Interest cost	$46,000	$66,000	$77,000
Amortization of loss	—	—	—
Other settlement income	(2,000)	(2,000)	(3,000)
Net periodic benefit cost	$44,000	$64,000	$74,000
Weighted average discount rate for net periodic cost	3.00%	4.25%	4.25%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2021 is $97,000. For years ending 2022 through 2025, the estimated amount of benefits to be paid is $94,000, $90,000, $98,000 and $95,000, respectively, and the total estimated amount of benefits to be paid for years ended 2025 through 2028 is $351,000. Plan expense for 2021 is estimated to be $29,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2020	2019	Portion to Be Recognized in Income in 2021
Unamortized net actuarial gain	$35,000	$31,000	$—
Deferred tax expense at 21%	(7,000)	(7,000)	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income	$28,000	$24,000	$—
The First Bancorp - 2020 Form 10-K - Page 90

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.

For the years ended December 31,	2020	2019	2018
Balance at beginning of year	$3,657,000	$(5,051,000)	$(2,901,000)
Unrealized gains (losses) arising during the year	2,866,000	11,247,000	(2,585,000)
Reclassification of realized gains during the year	(1,155,000)	(224,000)	(137,000)
Related deferred taxes	(359,000)	(2,315,000)	572,000
Net change	1,352,000	8,708,000	(2,150,000)
Balance at end of year	$5,009,000	$3,657,000	$(5,051,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018.

For the years ended December 31,	2020	2019	2018
Balance at beginning of year	$(182,000)	$(197,000)	$(174,000)
Amortization of net unrealized gains (losses)	62,000	19,000	(29,000)
Related deferred taxes	(13,000)	(4,000)	6,000
Net change	49,000	15,000	(23,000)
Balance at end of year	$(133,000)	$(182,000)	$(197,000)

The following table represents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018.

For the years ended December 31,	2020	2019	2018
Balance at beginning of year	$97,000	$1,438,000	$1,544,000
Unrealized losses on cash flow hedging derivatives arising during the year	(6,366,000)	(1,697,000)	(134,000)
Related deferred taxes	1,337,000	356,000	28,000
Net change	(5,029,000)	(1,341,000)	(106,000)
Balance at end of year	$(4,932,000)	$97,000	$1,438,000

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018:

For the years ended December 31,	2020	2019	2018
Unrecognized postretirement benefits at beginning of year	$24,000	$37,000	$(147,000)
Change in unamortized net actuarial gain (loss)	5,000	(16,000)	233,000
Related deferred taxes	(1,000)	3,000	(49,000)
Net change	4,000	(13,000)	184,000
Unrecognized postretirement benefits at end of year	$28,000	$24,000	$37,000

The reclassification of accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

The First Bancorp - 2020 Form 10-K - Page 91

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
The details of the interest rate swap agreements are as follows:

					December 31, 2020		December 31, 2019
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value
06/27/16	06/27/21	1-Month USD LIBOR	0.893%	Other Liabilities (Assets)	$20,000,000	$(76,000)	$20,000,000	$199,000
06/28/16	06/28/21	1-Month USD LIBOR	0.940%	Other Liabilities (Assets)	30,000,000	(121,000)	30,000,000	278,000
06/05/18	06/05/20	1-Month USD LIBOR	2.547%	Other Liabilities	—	—	25,000,000	(96,000)
06/05/18	12/05/20	1-Month USD LIBOR	2.603%	Other Liabilities	—	—	25,000,000	(234,000)
12/05/19	12/05/22	3-Month USD LIBOR	1.779%	Other Liabilities	—	—	25,000,000	(98,000)
08/02/19	08/02/24	1-Month USD LIBOR	1.590%	Other Liabilities	12,500,000	(626,000)	12,500,000	(11,000)
08/05/19	08/05/24	1-Month USD LIBOR	1.420%	Other Liabilities (Assets)	12,500,000	(550,000)	12,500,000	85,000
02/12/20	02/12/23	3-Month USD LIBOR	1.486%	Other Liabilities	25,000,000	(695,000)	—	—
02/12/20	02/12/24	3-Month USD LIBOR	1.477%	Other Liabilities	25,000,000	(972,000)	—	—
06/28/21	06/28/26	1-Month USD LIBOR	1.158%	Other Liabilities	50,000,000	(1,872,000)	—	—
03/13/20	03/13/25	3-Month USD LIBOR	0.855%	Other Liabilities	25,000,000	(551,000)	—	—
03/13/20	03/13/30	3-Month USD LIBOR	1.029%	Other Liabilities	20,000,000	(339,000)	—	—
04/07/20	04/07/23	3-Month USD LIBOR	0.599%	Other Liabilities	20,000,000	(185,000)	—	—
04/07/20	04/07/24	3-Month USD LIBOR	0.643%	Other Liabilities	20,000,000	(255,000)	—	—
					$260,000,000	$(6,242,000)	$150,000,000	$123,000

During the first quarter of 2020, the Bank took advantage of market opportunities to restructure several interest rate swap positions and extend funding at favorable interest rates; one-time charges totaling $1,756,000 were incurred and expensed in the first quarter of 2020 in connection with the restructuring.
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
The First Bancorp - 2020 Form 10-K - Page 92

At December 31, 2020 there were five customer loan swap arrangement in place, detailed below:

		December 31, 2020			December 31, 2019
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Liabilities	5	$32,987,000	$(2,640,000)	2	$16,374,000	$(1,205,000)
Receive Fixed, Pay Variable	Other Assets	5	32,987,000	2,640,000	2	16,374,000	1,205,000
Total		10	$65,974,000	$—	4	$32,748,000	$—
Derivative collateral
The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At December 31, 2020, the Bank had posted to the counterparty $3,100,000 of cash and $10,000,000 (par value) in securities as collateral on its swap contracts. The required amount to be pledged was $9,011,000.
Cessation of LIBOR
As discussed in Item 1A Risk Factors, the Company is aware that certain tenors of USD LIBOR may no longer be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023. The Federal Reserve formed the Alternative Reference Rates Committee (ARRC) to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate (SOFR) as a replacement for LIBOR. The International Swap and Derivatives Association (ISDA), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and recently issued a voluntary fallback protocol for market participants. The Company has formed a working group to address the change away from LIBOR. Management intends to continue to monitor developments from ARRC and ISDA, along with guidance from US banking regulators, closely, and expects to pursue the steps ultimately recommended to provide for an orderly transition to a post-LIBOR environment. Each of the interest rate swap contracts the Company has in place as of December 31, 2020 is tied to a LIBOR tenor expected to be published until June 30, 2023. Two contracts carrying a total notional amount of $50 million are set to mature in 2021; two additional contracts carrying a total notional value of $45 million mature prior to June 30, 2023, and an additional seven contracts with a total notional amount of $165 million have maturity dates beyond June 30, 2023. The five customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, July 1, 2035, October 1, 2035 and April 1, 2039.
The First Bancorp - 2020 Form 10-K - Page 93

Note 15. Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2020, 66,935 shares had been issued pursuant to these plans, leaving 183,065 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Prior to 2016, the Company had reserved 700,000 shares of its common stock to be made available to directors and employees who elected to participate in the stock purchase or savings investment plans. Sales of stock to directors and employees amounted to 14,117 shares in 2020, 13,408 shares in 2019, and 12,138 shares in 2018.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. The plan was amended in 2018 to reflect changes in its administration. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2020, 293,590 shares have been issued, leaving 306,410 shares available for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 15,064 shares in 2020, 11,242 shares in 2019, and 9,524 shares in 2018.
Proceeds from issuances of common stock under these plans totaled $670,000, $653,000 and $619,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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
As of December 31, 2020, 184,487 shares of restricted stock had been granted under the 2010 Plan and 5,750 shares under the 2020 Plan, of which 76,597 shares remain restricted as of December 31, 2020 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2016	5.0	10,874	0.1
2017	5.0	7,017	1.1
2018	3.0	5,371	0.1
2018	4.0	2,068	1.0
2018	5.0	6,184	2.0
2019	2.0	1,484	0.1
2019	3.0	16,254	1.1
2020	1.0	5,809	0.3
2020	2.0	694	1.1
2020	3.0	20,842	2.1
		76,597	1.3

The compensation cost related to these restricted stock grants was $1,978,000 and will be recognized over the vesting terms of each grant. In 2020, $652,000 of expense was recognized for these restricted shares, leaving $694,000 in unrecognized expense as of December 31, 2020. In 2019, $565,000 of expense was recognized for restricted shares, leaving $600,000 in unrecognized expense as of December 31, 2019.

The First Bancorp - 2020 Form 10-K - Page 94

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted (EPS) for the years ended December 31, 2020, 2019 and 2018:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2020
Net income as reported	$27,129,000
Basic EPS: Income available to common shareholders	27,129,000	10,858,606	$2.50
Effect of dilutive securities: restricted stock		74,212
Diluted EPS: Income available to common shareholders plus assumed conversions	$27,129,000	10,932,818	$2.48
For the year ended December 31, 2019
Net income as reported	$25,525,000
Basic EPS: Income available to common shareholders	25,525,000	10,815,718	$2.36
Effect of dilutive securities: restricted stock		73,591
Diluted EPS: Income available to common shareholders plus assumed conversions	$25,525,000	10,889,309	$2.34
For the year ended December 31, 2018
Net income as reported	$23,536,000
Basic EPS: Income available to common shareholders	23,536,000	10,783,419	$2.18
Effect of dilutive securities: restricted stock		69,055
Diluted EPS: Income available to common shareholders plus assumed conversions	$23,536,000	10,852,474	$2.17
All EPS calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are shares of restricted stock granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted stock was vested at the end of each period.

The First Bancorp - 2020 Form 10-K - Page 95

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The Bank may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2021 will be 2021 earnings plus retained earnings of $28,008,000 from 2020 and 2019.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities available for sale is generally not included in computing regulatory capital. The Company maintains its capital in accordance with the Basel III regulatory capital framework as approved by the federal banking agencies. To avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of December 31, 2020, the Company's capital conservation buffer was 6.82%, and met the minimum requirement of 2.5%.
As of December 31, 2020, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the Bank's category.

The First Bancorp - 2020 Form 10-K - Page 96

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2020
Tier 2 capital to	$207,461,000	$112,899,000	$141,124,000
risk-weighted assets	14.70%	8.00%	10.00%
Tier 1 capital to	$191,108,000	$84,675,000	$112,899,000
risk-weighted assets	13.54%	6.00%	8.00%
Common equity Tier 1 capital to	$191,108,000	$63,506,000	$91,731,000
risk-weighted assets	13.54%	4.50%	6.50%
Tier 1 capital to	$191,108,000	$90,577,000	$113,221,000
average assets	8.44%	4.00%	5.00%
As of December 31, 2019
Tier 2 capital to	$189,421,000	$99,756,000	$124,695,000
risk-weighted assets	15.19%	8.00%	10.00%
Tier 1 capital to	$177,682,000	$74,817,000	$99,756,000
risk-weighted assets	14.25%	6.00%	8.00%
Common equity Tier 1 capital to	$177,682,000	$56,113,000	$81,052,000
risk-weighted assets	14.25%	4.50%	6.50%
Tier 1 capital to	$177,682,000	$80,385,000	$100,481,000
average assets	8.84%	4.00%	5.00%

The First Bancorp - 2020 Form 10-K - Page 97

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2020
Tier 2 capital to	$209,113,000	$112,899,000	n/a
risk-weighted assets	14.82%	8.00%	n/a
Tier 1 capital to	$192,760,000	$84,675,000	n/a
risk-weighted assets	13.66%	6.00%	n/a
Common equity Tier 1 capital to	$192,760,000	$63,506,000	n/a
risk-weighted assets	13.66%	4.50%	n/a
Tier 1 capital to	$192,760,000	$90,821,000	n/a
average assets	8.49%	4.00%	n/a
As of December 31, 2019
Tier 2 capital to	$190,412,000	$99,756,000	n/a
risk-weighted assets	15.27%	8.00%	n/a
Tier 1 capital to	$178,773,000	$74,817,000	n/a
risk-weighted assets	14.34%	6.00%	n/a
Common equity Tier 1 capital to	$178,773,000	$56,113,000	n/a
risk-weighted assets	14.34%	4.50%	n/a
Tier 1 capital to	$178,773,000	$80,527,000	n/a
average assets	8.88%	4.00%	n/a

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
Commitments for unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2020, 2019 or 2018.
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
The First Bancorp - 2020 Form 10-K - Page 98

At December 31, 2020 and 2019, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2020	2019
Unused lines, collateralized by residential real estate	$89,852,000	$81,193,000
Other unused commitments	102,963,000	90,186,000
Standby letters of credit	4,415,000	4,496,000
Commitments to extend credit	34,526,000	19,702,000
Total	$231,756,000	$195,577,000

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

During the first quarter of 2020, the Bank took advantage of market opportunities to restructure several interest rate swap positions and extend funding at favorable interest rates. At December 31, 2020, the Company had 11 outstanding, off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $260,000,000 and an unrealized loss of $4,932,000, net of tax. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2020, the Bank's derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the two contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of December 31, 2020, the Bank had five customer loan swap contracts in place with a total notional value of $65,974,000.

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

The First Bancorp - 2020 Form 10-K - Page 99

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

The First Bancorp - 2020 Form 10-K - Page 100

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and 2019.

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$22,730,000	$—	$22,730,000
Mortgage-backed securities	—	243,406,000	—	243,406,000
State and political subdivisions	—	39,474,000	—	39,474,000
Asset-backed securities	—	7,766,000	—	7,766,000
Total securities available for sale	—	313,376,000	—	313,376,000
Customer loan interest swap agreements	—	2,640,000	—	2,640,000
Total interest rate swap agreements	—	2,640,000	—	2,640,000
Total assets	$—	$316,016,000	$—	$316,016,000

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$6,242,000	$—	$6,242,000
Customer loan interest swap agreements	—	2,640,000	—	2,640,000
Total liabilities	$—	$8,882,000	$—	$8,882,000
The First Bancorp - 2020 Form 10-K - Page 101

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$7,398,000	$—	$7,398,000
Mortgage-backed securities	—	326,617,000	—	326,617,000
State and political subdivisions	—	26,505,000	—	26,505,000
Total securities available for sale	—	360,520,000	—	360,520,000
Interest rate swap agreements	—	562,000	—	562,000
Customer loan interest swap agreements	—	1,205,000	—	1,205,000
Total interest rate swap agreements	—	1,767,000	—	1,767,000
Total assets	$—	$362,287,000	$—	$362,287,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$439,000	$—	$439,000
Customer loan interest swap agreements	—	1,205,000	—	1,205,000
Total liabilities	$—	$1,644,000	$—	$1,644,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $358,000 at December 31, 2020 and $0 at December 31, 2019. Other real estate owned is presented net of an allowance for losses of $45,000 at December 31, 2020 and $0 at December 31, 2019. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $304,000 and $1,916,000 at December 31, 2020 and 2019, respectively.

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$1,985,000	$—	$1,985,000
Other real estate owned	—	908,000	—	908,000
Impaired loans	—	794,000	—	794,000
Total assets	$—	$3,687,000	$—	$3,687,000

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,089,000	$—	$2,089,000
Other real estate owned	$—	$279,000	$—	$279,000
Impaired loans	—	6,579,000	—	6,579,000
Total assets	$—	$8,947,000	$—	$8,947,000

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

The First Bancorp - 2020 Form 10-K - Page 102

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
The carrying amounts and estimated fair values for financial instruments as of December 31, 2020 were as follows:

	Carrying	Estimated
As of December 31, 2020	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$365,613,000	$377,134,000	$—	$377,134,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	436,161,000	440,735,000	—	347,000	440,388,000
Construction	55,803,000	56,388,000	—	—	56,388,000
Other	281,057,000	279,501,000	—	5,000	279,496,000
Municipal	43,586,000	44,440,000	—	—	44,440,000
Residential
Term	519,101,000	533,059,000	—	442,000	532,617,000
Construction	21,483,000	21,890,000	—	—	21,890,000
Home equity line of credit	78,356,000	77,177,000	—	—	77,177,000
Consumer	24,961,000	23,502,000	—	—	23,502,000
Total loans	1,460,508,000	1,476,692,000	—	794,000	1,475,898,000
Mortgage servicing rights	1,956,000	1,985,000	—	1,985,000	—
Financial liabilities
Local certificates of deposit	$250,264,000	$253,892,000	—	$253,892,000	—
National certificates of deposit	355,321,000	359,899,000	—	359,899,000	—
Total certificates of deposit	605,585,000	613,791,000	—	613,791,000	—
Repurchase agreements	69,340,000	69,497,000	—	69,497,000	—
Other borrowed funds	192,698,000	194,469,000	—	194,469,000	—
Total borrowed funds	262,038,000	263,966,000	—	263,966,000	—
The First Bancorp - 2020 Form 10-K - Page 103

The carrying amounts and estimated fair values for financial instruments as of December 31, 2019 were as follows:

	Carrying	Estimated
As of December 31, 2019	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$281,606,000	$287,045,000	$—	$287,045,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	368,645,000	364,626,000	—	2,000	364,624,000
Construction	37,678,000	37,366,000	—	—	37,366,000
Other	215,068,000	212,548,000	—	5,046,000	207,502,000
Municipal	41,258,000	40,552,000	—	—	40,552,000
Residential
Term	491,315,000	491,359,000	—	577,000	490,782,000
Construction	14,785,000	14,786,000	—	—	14,786,000
Home equity line of credit	91,149,000	90,959,000	—	954,000	90,005,000
Consumer	25,538,000	23,489,000	—	—	23,489,000
Total loans	1,285,436,000	1,275,685,000	—	6,579,000	1,269,106,000
Mortgage servicing rights	1,546,000	2,089,000	—	2,089,000	—
Financial liabilities
Local certificates of deposit	$285,602,000	$281,480,000	$—	$281,480,000	$—
National certificates of deposit	404,377,000	412,337,000	—	412,337,000	—
Total certificates of deposit	689,979,000	693,817,000	—	693,817,000	—
Repurchase agreements	37,450,000	37,450,000	—	37,450,000	—
Other borrowed funds	147,505,000	140,063,000	—	140,063,000	—
Total borrowed funds	184,955,000	177,513,000	—	177,513,000	—

Note 21. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2020	2019	2018
Other operating income
ATM and debit card income	$4,138,000	$3,956,000	$3,556,000
Loan processing fees	1,200,000	812,000	711,000
Other operating expense
Advertising and marketing expense	$983,000	$1,174,000	$1,165,000
Accounting and auditing expenses	788,000	828,000	837,000
ATM and interchange expense	1,253,000	1,176,000	995,000
Swap termination expense	1,756,000	—	—

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
The First Bancorp - 2020 Form 10-K - Page 104

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2020	2019
Assets
Cash and cash equivalents	$1,287,000	$1,028,000
Dividends receivable	3,400,000	3,200,000
Investment in subsidiary	194,515,000	183,654,000
Goodwill	27,559,000	27,559,000
Other assets	360,000	337,000
Total assets	$227,121,000	$215,778,000
Liabilities and shareholders' equity
Dividends payable	$3,395,000	$3,270,000
Other liabilities	—	—
Total liabilities	3,395,000	3,270,000
Shareholders' equity
Common stock	110,000	109,000
Additional paid-in capital	65,285,000	63,964,000
Retained earnings	158,331,000	148,435,000
Total shareholders' equity	223,726,000	212,508,000
Total liabilities and shareholders' equity	$227,121,000	$215,778,000

The First Bancorp - 2020 Form 10-K - Page 105

Statements of Income

For the years ended December 31,	2020	2019	2018
Net securities gains	$—	$—	$137,000
Other operating income	8,000	—	—
Total income	8,000	—	137,000
Occupancy expense	—	1,000	2,000
Other operating expense	911,000	826,000	652,000
Total expense	911,000	827,000	654,000
Loss before income taxes and Bank earnings	(903,000)	(827,000)	(517,000)
Applicable income taxes	(246,000)	(230,000)	(164,000)
Loss before Bank earnings	(657,000)	(597,000)	(353,000)
Equity in earnings of Bank
Remitted	13,300,000	12,600,000	11,300,000
Unremitted	14,486,000	13,522,000	12,589,000
Net income	$27,129,000	$25,525,000	$23,536,000

Statements of Cash Flows

For the years ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income	$27,129,000	$25,525,000	$23,536,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	2,000	—
Equity compensation expense	652,000	565,000	381,000
Gain on sale of investments	—	—	(137,000)
(Increase) decrease in other assets	(21,000)	(105,000)	81,000
Increase in dividends receivable	(200,000)	(250,000)	(450,000)
Increase in dividends payable	—	120,000	551,000
Decrease in other liabilities	—	(4,000)	—
Unremitted earnings of Bank	(14,486,000)	(13,522,000)	(12,589,000)
Net cash provided by operating activities	13,074,000	12,331,000	11,373,000
Cash flows from investing activities:
Proceeds from sales/maturities of investments	—	—	459,000
Capital expenditures	—	—	1,000
Net cash provided by investing activities	—	—	460,000
Cash flows from financing activities:
Purchase of common stock	(156,000)	(183,000)	(168,000)
Proceeds from sale of common stock	670,000	653,000	619,000
Dividends paid	(13,329,000)	(12,963,000)	(12,052,000)
Net cash used in financing activities	(12,815,000)	(12,493,000)	(11,601,000)
Net increase (decrease) in cash and cash equivalents	259,000	(162,000)	232,000
Cash and cash equivalents at beginning of year	1,028,000	1,190,000	958,000
Cash and cash equivalents at end of year	$1,287,000	$1,028,000	$1,190,000
The First Bancorp - 2020 Form 10-K - Page 106

Note 25. New Accounting Pronouncements
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). The ASU was effective for the Company on January 1, 2020 and has been applied prospectively. Implementation of this ASU did not have a material effect on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. As ASU No. 2018-13 only revises disclosure requirements, it did not have a material impact on the Company's consolidated financial statements.
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
In April 2019, the FASB issued ASU No. 2019–04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held to maturity (“HTM”) to available for sale (“AFS”) under the transition guidance in ASU 2017-12 would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. The Company elected to early adopt the amendments to Topic 815 in December 2019. See Note 3 for more information regarding the impact of the transfer of certain HTM debt securities to AFS.

The First Bancorp - 2020 Form 10-K - Page 107

Note 26. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2019Q1	2019Q2	2019Q3	2019Q4	2020Q1	2020Q2	2020Q3	2020Q4
Balance Sheets
Cash and cash equivalents	$15,270	$16,918	$21,418	$14,433	$21,117	$22,143	$22,742	$26,212
Interest-bearing deposits in other banks	231	917	16,714	11,310	6,047	21,907	48,111	56,151
Investments	606,495	625,097	625,584	642,126	654,520	653,462	672,102	678,989
Restricted equity securities	8,982	8,982	8,982	8,982	9,994	10,545	10,545	10,545
Net loans and loans held for sale	1,253,585	1,237,661	1,252,546	1,285,590	1,332,911	1,442,463	1,427,662	1,466,363
Other assets	106,782	109,124	107,983	106,355	111,807	116,604	115,464	122,976
Total assets	$1,991,345	$1,998,699	$2,033,227	$2,068,796	$2,136,396	$2,267,124	$2,296,626	$2,361,236
Deposits	$1,606,875	$1,592,956	$1,623,290	$1,650,466	$1,644,612	$1,740,121	$1,763,059	$1,844,611
Borrowed funds	170,419	181,858	181,417	184,955	248,040	278,805	283,787	262,038
Other liabilities	16,264	19,292	20,031	20,867	28,487	31,614	30,340	30,861
Shareholders' equity	197,787	204,593	208,489	212,508	215,257	216,584	219,440	223,726
Total liabilities & equity	$1,991,345	$1,998,699	$2,033,227	$2,068,796	$2,136,396	$2,267,124	$2,296,626	$2,361,236
Income and Comprehensive Income Statements
Interest income	$19,268	$19,822	$19,904	$19,657	$20,694	$18,786	$18,506	$19,133
Interest expense	6,369	6,872	6,678	6,239	5,776	4,295	3,761	3,454
Net interest income	12,899	12,950	13,226	13,418	14,918	14,491	14,745	15,679
Provision for loan losses	375	250	250	375	400	2,350	1,800	1,500
Net interest income after provision for loan losses	12,524	12,700	12,976	13,043	14,518	12,141	12,945	14,179
Non-interest income	3,144	3,605	3,532	3,908	4,221	4,601	4,805	4,492
Non-interest expense	8,398	8,730	9,040	9,004	11,043	8,917	9,276	10,416
Income before taxes	7,270	7,575	7,468	7,947	7,696	7,825	8,474	8,255
Income taxes	1,114	1,180	1,180	1,261	1,201	1,256	1,379	1,285
Net income	$6,156	$6,395	$6,288	$6,686	$6,495	$6,569	$7,095	$6,970
Basic earnings per share	$0.57	$0.59	$0.58	$0.62	$0.60	$0.61	$0.65	$0.64
Diluted earnings per share	$0.57	$0.59	$0.58	$0.60	$0.60	$0.60	$0.65	$0.63
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$3,512	$4,289	$936	$(29)	$4,233	$(790)	$(1,580)	$(511)
Net unrealized gain on securities transferred from available for sale to held to maturity	3	4	1	7	8	28	7	6
Net unrealized gain (loss) on cash flow hedging derivative instruments	(465)	(898)	(340)	362	(4,870)	(1,414)	387	868
Unrecognized gain (loss) on postretirement benefit costs	—	—	—	(13)	—	—	—	4
Other comprehensive income (loss)	$3,050	$3,395	$597	$327	$(629)	$(2,176)	$(1,186)	$367
Comprehensive income	$9,206	$9,790	$6,885	$7,013	$5,866	$4,393	$5,909	$7,337
The First Bancorp - 2020 Form 10-K - Page 108

Note 27. Acquisitions and Intangible Assets

On December 11, 2020, the Company acquired a branch at 1B Belmont Avenue, Belfast, Maine from Bangor Savings Bank. The acquisition adds to its existing book of business in Belfast and Waldo County. The Company intends to leverage having a physical presence in Belfast and the base of new customers to grow its loan and deposit share in the market. Under the terms of the acquisition, the Company acquired approximately $19,000,000 in deposits as well as $23,000,000 in loans.
The following table summarizes the consideration paid for the branch and the allocation to the assets acquired and liabilities assumed based on estimates of fair value at the acquisition date:

Assets
Cash	$381,000
Loans & accrued interest	23,138,000
Premises and equipment	696,000
Prepaid expenses	10,000
Core deposit intangible	262,000
Goodwill	841,000
Liabilities
Deposits	$19,261,000
Other liabilities	7,000

The banking facilities were valued at a recent appraised value, which approximates fair value. The loans acquired were recorded at fair value at the time of acquisition. The estimated fair value of the loans acquired is equal to the carrying value. At time of acquisition, all the loans are expected to be collectible. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaled $841,000 and was recorded as goodwill. The amount of goodwill that is expected to be deductible for income taxes purposes is $841,000.
The fair value of intangible assets related to core deposit accounts assumed was $262,000. The core deposit intangible is subject to amortization over the estimated ten-year average life of the acquired core deposit base and will be evaluated for impairment periodically. The annual amortization expense of $26,000 will be included in other noninterest expense in the consolidated statements of income and comprehensive income and is deductible for tax purposes.
As part of the branch acquisition, the Company entered into a lease agreement for land upon which the branch is situated. The Company recorded a right of use asset and lease liability for $511,000.
One-time costs associated with the acquisition that were recognized by the Company and included in the consolidated statements of income and comprehensive income for 2020 were $310,000.
The core deposit intangible related to the FNB Bankshares acquisition was fully amortized in 2015. The core deposit intangible related to the Rockland branch acquisition is being amortized on a straight-line basis over ten years. Annual amortization expense for each of 2020, 2019 and 2018 was $43,000, and the amortization expense for each year until fully amortized (presently expected to be 2022) will be $43,000. Core deposit intangible is being amortized on a straight-line basis as the Company does not expect significant run off in the core deposits.
The First Bancorp - 2020 Form 10-K - Page 109

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the criticial audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinon on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan and lease losses

As described in Notes 1, 5 and 6 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $1,476,761,000 and related allowance for loan losses of $16,253,000 as of December 31, 2020. The Company's allowance for loan losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date. Impaired loans are loans to a borrower that have been placed in non-accrual status or are troubled debt restructured loans. The allowance for loan losses includes a specific reserve for impaired loans and a component that is unallocated.

The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors, for each class of loans with similar risk characteristics. In calculating the allowance for loan losses, the Company considers relevant credit quality indicators for each loan class, stratifies loans by risk rating, and estimates losses for each loan class based upon their nature and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. Qualitative factors are assessed and adjusted by management using objective measurements from period to period. Such qualitative factors include general conditions in local and national economies; loan portfolio composition; delinquencies; changes in underwriting policies; credit administration practices; and experience, ability and depth of lending management. Estimation of losses inherent within the
The First Bancorp - 2020 Form 10-K - Page 110

portfolio and for specific impaired loans requires significant management judgment. Auditing these complex estimates and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

a.Testing the design and operating effectiveness of controls relating to management's review of loans, assignment of risk ratings, and consistency of application of accounting policies.
b.Evaluating the reasonableness of assumptions and sources of data used by management in forming the qualitative loss factors by performing retrospective review of historic loan loss experience and analyzing historical data used in developing the assumptions, including assessment of whether there were additional qualitative considerations relevant to the portfolio.
c.Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.
d.Testing the appropriateness of the Company's loan rating policy and the consistency of its application.
e.Evaluating the appropriateness of inputs and factors the Company used in developing the specific reserve on impaired loans.
f.Testing the mathematical accuracy and computation of the allowance for loan losses by re-performing or independently calculating significant elements of the allowance based on relevant source documents.

Definition and Limitations of Internal Control over Financial Reporting

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

We have served as the Company’s auditor since 1993.

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
March 5, 2021
The First Bancorp - 2020 Form 10-K - Page 111

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2020, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2020. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2020, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ Richard M. Elder
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 5, 2021	March 5, 2021

The First Bancorp - 2020 Form 10-K - Page 112

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2021 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2021 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2021 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2021 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2021 and is incorporated herein by reference.

The First Bancorp - 2020 Form 10-K - Page 113

ITEM 15. Exhibits and Financial Statement Schedules
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
Exhibit 4.1 Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's form 10-K filed March 5, 2021.
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
Exhibit 10.4 Branch Purchase and Assumption Agreement between the Bank and Bangor Savings Bank for the purchase of a bank branch, loans and deposits at 1B Belmont Ave, Belfast, Maine, attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2020.
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

The First Bancorp - 2020 Form 10-K - Page 114

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ RICHARD M. ELDER
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 5, 2021	March 5, 2021

/s/ MARK N. ROSBOROUGH	/s/ ROBERT B. GREGORY
Mark N. Rosborough, Director and Chairman of the Board	Robert B. Gregory, Director
March 5, 2021	March 5, 2021

/s/ RENEE W. KELLY	/s/CORNELIUS J. RUSSELL
Renee W. Kelly, Director	Cornelius J. Russell, Director
March 5, 2021	March 5, 2021

/s/ STUART G. SMITH	/s/ BRUCE B. TINDAL
Stuart G. Smith, Director	Bruce A. Tindal, Director
March 5, 2021	March 5, 2021

/s/ F. STEPHEN WARD
F. Stephen Ward, Director
March 5, 2021

The First Bancorp - 2020 Form 10-K - Page 115