Form 10-Q
period 2021-03-31
First Bancorp, Inc /ME/
filed 2021-05-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2021
Common Stock: 10,986,494 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2021	2020
Summary of Operations
Interest Income	$18,953	$20,694
Interest Expense	3,080	5,776
Net Interest Income	15,873	14,918
Provision for Loan Losses	525	400
Non-Interest Income	5,298	4,221
Non-Interest Expense	9,874	11,043
Net Income	8,922	6,495
Per Common Share Data
Basic Earnings per Share	$0.82	$0.60
Diluted Earnings per Share	0.81	0.60
Cash Dividends Declared	0.31	0.30
Book Value per Common Share	20.78	19.71
Tangible Book Value per Common Share[2]	17.96	16.97
Market Value	29.19	22.00
Financial Ratios
Return on Average Equity[1]	15.85%	12.03%
Return on Average Tangible Common Equity[1,2]	18.34%	13.95%
Return on Average Assets[1]	1.54%	1.24%
Average Equity to Average Assets	9.70%	10.30%
Average Tangible Equity to Average Assets[2]	8.38%	8.88%
Net Interest Margin Tax-Equivalent[1,2]	2.99%	3.12%
Dividend Payout Ratio	37.80%	50.00%
Allowance for Loan Losses/Total Loans	1.09%	0.88%
Non-Performing Loans to Total Loans	0.46%	0.75%
Non-Performing Assets to Total Assets	0.30%	0.49%
Efficiency Ratio[2]	45.52%	58.12%
At Period End
Total Assets	$2,436,868	$2,136,396
Total Loans	1,516,772	1,344,208
Total Investment Securities	689,994	664,514
Total Deposits	1,953,557	1,644,612
Total Shareholders' Equity	228,184	215,257
1Annualized using a 365-day basis in 2021 and a 366-day basis in 2020.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2021 and 2020 and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
May 7, 2021

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Cash and cash equivalents	$20,029,000	$26,212,000	$21,117,000
Interest bearing deposits in other banks	104,602,000	56,151,000	6,047,000
Securities available for sale	294,537,000	313,376,000	312,928,000
Securities to be held to maturity (fair value of $388,836,000 at March 31, 2021, $377,134,000 at December 31, 2020 and $349,248,000 at March 31, 2020)	385,352,000	365,613,000	341,592,000
Restricted equity securities, at cost	10,105,000	10,545,000	9,994,000
Loans held for sale	3,522,000	5,855,000	561,000
Loans	1,516,772,000	1,476,761,000	1,344,208,000
Less allowance for loan losses	16,594,000	16,253,000	11,858,000
Net loans	1,500,178,000	1,460,508,000	1,332,350,000
Accrued interest receivable	10,847,000	9,298,000	9,648,000
Premises and equipment, net	29,985,000	27,251,000	21,156,000
Other real estate owned	401,000	908,000	316,000
Goodwill	30,646,000	30,646,000	29,805,000
Other assets	46,664,000	54,873,000	50,882,000
Total assets	$2,436,868,000	$2,361,236,000	$2,136,396,000
Liabilities
Demand deposits	$275,898,000	$250,219,000	$153,477,000
NOW deposits	541,684,000	520,385,000	382,307,000
Money market deposits	175,887,000	163,819,000	161,184,000
Savings deposits	325,758,000	304,603,000	236,706,000
Certificates of deposit	634,330,000	605,585,000	710,938,000
Total deposits	1,953,557,000	1,844,611,000	1,644,612,000
Borrowed funds – short term	174,552,000	206,940,000	192,937,000
Borrowed funds – long term	55,096,000	55,098,000	55,103,000
Other liabilities	25,479,000	30,861,000	28,487,000
Total liabilities	2,208,684,000	2,137,510,000	1,921,139,000
Shareholders' equity
Common stock, one cent par value per share	110,000	110,000	109,000
Additional paid-in capital	65,755,000	65,285,000	64,277,000
Retained earnings	163,659,000	158,359,000	147,904,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available for sale	219,000	5,009,000	7,890,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(124,000)	(133,000)	(174,000)
Net unrealized loss on cash flow hedging derivative instruments	(1,463,000)	(4,932,000)	(4,773,000)
Net unrealized gain on postretirement costs	28,000	28,000	24,000
Total shareholders' equity	228,184,000	223,726,000	215,257,000
Total liabilities & shareholders' equity	$2,436,868,000	$2,361,236,000	$2,136,396,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,983,258	10,950,289	10,921,206
Book value per common share	$20.78	$20.43	$19.71
Tangible book value per common share	$17.96	$17.60	$16.97
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2021	2020
Interest income
Interest and fees on loans (includes tax-exempt income of $290,000 YTD March 31, 2021 and $310,000 YTD March 31, 2020)	$15,119,000	$15,856,000
Interest on deposits with other banks	12,000	74,000
Interest and dividends on investments (includes tax-exempt income of $1,956,000 YTD March 31, 2021 and $1,841,000 YTD March 31, 2020)	3,822,000	4,764,000
Total interest income	18,953,000	20,694,000
Interest expense
Interest on deposits	2,198,000	5,186,000
Interest on borrowed funds	882,000	590,000
Total interest expense	3,080,000	5,776,000
Net interest income	15,873,000	14,918,000
Provision for loan losses	525,000	400,000
Net interest income after provision for loan losses	15,348,000	14,518,000
Non-interest income
Investment management and fiduciary income	1,065,000	894,000
Service charges on deposit accounts	337,000	577,000
Net securities gains	119,000	752,000
Mortgage origination and servicing income, net of amortization	1,967,000	504,000
Other operating income	1,810,000	1,494,000
Total non-interest income	5,298,000	4,221,000
Non-interest expense
Salaries and employee benefits	5,123,000	5,025,000
Occupancy expense	753,000	713,000
Furniture and equipment expense	1,215,000	1,116,000
FDIC insurance premiums	199,000	173,000
Amortization of identified intangibles	17,000	11,000
Other operating expense	2,567,000	4,005,000
Total non-interest expense	9,874,000	11,043,000
Income before income taxes	10,772,000	7,696,000
Income tax expense	1,850,000	1,201,000
NET INCOME	$8,922,000	$6,495,000
Basic earnings per common share	$0.82	$0.60
Diluted earnings per common share	$0.81	$0.60
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	$(4,790,000)	$4,233,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of amortization	9,000	8,000
Net unrealized gain (loss) on cash flow hedging derivative instruments	3,469,000	(4,870,000)
Other comprehensive loss	(1,312,000)	(629,000)
Comprehensive income	$7,610,000	$5,866,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
Net income	—	—	6,495,000	—	6,495,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	4,233,000	4,233,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	8,000	8,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(4,870,000)	(4,870,000)
Comprehensive income (loss)	—	—	6,495,000	(629,000)	5,866,000
Cash dividends declared ($0.30 per share)	—	—	(3,276,000)	—	(3,276,000)
Equity compensation expense	—	150,000	—	—	150,000
Payment to repurchase common stock	(5,297)	—	(154,000)	—	(154,000)
Issuance of restricted stock	21,595	—	—	—	—
Proceeds from sale of common stock	5,698	163,000	—	—	163,000
Balance at March 31, 2020	10,921,206	$64,386,000	$147,904,000	$2,967,000	$215,257,000

Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
Net income	—	—	8,922,000	—	8,922,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(4,790,000)	(4,790,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	9,000	9,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	3,469,000	3,469,000
Comprehensive income (loss)	—	—	8,922,000	(1,312,000)	7,610,000
Cash dividends declared ($0.31 per share)	—	—	(3,404,000)	—	(3,404,000)
Equity compensation expense	—	288,000	—	—	288,000
Payment to repurchase common stock	(8,557)	—	(218,000)	—	(218,000)
Issuance of restricted stock	34,689	—	—	—	—
Proceeds from sale of common stock	6,837	182,000	—	—	182,000
Balance at March 31, 2021	10,983,258	$65,865,000	$163,659,000	$(1,340,000)	$228,184,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net income	$8,922,000	$6,495,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	518,000	538,000
Change in deferred taxes	670,000	52,000
Provision for loan losses	525,000	400,000
Loans originated for resale	(36,199,000)	(11,637,000)
Proceeds from sales and transfers of loans	39,721,000	11,417,000
Net gain on sales of loans	(1,189,000)	(187,000)
Net gain on sale or call of securities	(119,000)	(752,000)
Net amortization of premiums on investments	662,000	369,000
Net gain on sale of other real estate owned	(98,000)	—
Equity compensation expense	288,000	150,000
Net (increase) decrease in other assets and accrued interest	10,917,000	(11,811,000)
Net increase (decrease) in other liabilities	(5,669,000)	7,729,000
Net loss on disposal of premises and equipment	1,000	—
Amortization of investment in limited partnership	77,000	78,000
Net acquisition amortization	17,000	11,000
Net cash provided by operating activities	19,044,000	2,852,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(48,451,000)	5,263,000
Proceeds from sales of securities available for sale	1,214,000	68,620,000
Proceeds from maturities, payments and calls of securities available for sale	34,687,000	21,890,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	39,195,000	27,275,000
Proceeds from sales of other real estate owned	605,000	—
Purchases of securities available for sale	(23,544,000)	(37,173,000)
Purchases of securities to be held to maturity	(59,047,000)	(87,255,000)
Redemption of restricted equity securities	440,000	—
Purchase of restricted equity securities	—	(1,012,000)
Net increase in loans	(40,195,000)	(47,351,000)
Capital expenditures	(3,257,000)	(389,000)
Net cash used by investing activities	(98,353,000)	(50,132,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	80,201,000	(26,813,000)
Net increase in certificates of deposit	28,745,000	20,959,000
Net increase (decrease) in short-term borrowings	(32,388,000)	18,087,000
Advances on long-term borrowings	—	44,998,000
Repayment on long-term borrowings	(2,000)	—
Payment to repurchase common stock	(218,000)	(154,000)
Proceeds from sale of common stock	182,000	163,000
Dividends paid	(3,394,000)	(3,276,000)
Net cash provided by financing activities	73,126,000	53,964,000
Net increase (decrease) in cash and cash equivalents	(6,183,000)	6,684,000
Cash and cash equivalents at beginning of period	26,212,000	14,433,000
Cash and cash equivalents at end of period	$20,029,000	$21,117,000

	For the three months ended
	March 31, 2021	March 31, 2020
Interest paid	$3,447,000	$5,777,000
Income taxes paid	—	—
Non-cash transactions
Net transfer from loans to other real estate owned	$—	$37,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary
Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of First National Bank ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2021 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties
The impact of the coronavirus disease (COVID-19) continues to cause disruption and uncertainty in the local, national, and world economies. To curtail spread of the virus, governments at all levels encouraged social distancing and many imposed restrictions on travel and group meetings, and/or mandated shut-downs of all but essential businesses. The introduction of vaccines has led to a gradual re-opening to date and planned future re-openings. The pace of re-opening is at least partially dependent upon the distribution of vaccines, and varies across the United States.
The Company’s business, financial condition and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The Bank's primary market is the State of Maine, which relies upon tourism for a significant percentage of its economic activity. In 2020, COVID-19 adversely impacted the tourism industry to a greater degree than other industries; however, a forward-looking assessment of the continued impact cannot be completed with a high degree of certainty at this time. In addition to loans, demand for other products and services could be impacted by COVID-19. Depositors and other funding sources may be unwilling to renew certificates of deposit or other types of funding, or may only be willing to do so on terms, including higher interest rates, that are materially less favorable than the Bank has experienced in the recent past. Certain fee based activities such as service charges, interchange revenues, and wealth management were negatively impacted initially and have since largely rebounded, but could once again be negatively impacted due to lower activity or market declines related to COVID-19.

Subsequent Events
Events occurring subsequent to March 31, 2021, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(1,560,000)	$21,485,000
Mortgage-backed securities	227,089,000	4,109,000	(3,284,000)	227,914,000
State and political subdivisions	36,663,000	1,178,000	(283,000)	37,558,000
Asset-backed securities	7,463,000	117,000	—	7,580,000
	$294,260,000	$5,404,000	$(5,127,000)	$294,537,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$55,000	$(2,041,000)	$33,614,000
Mortgage-backed securities	76,365,000	480,000	(2,181,000)	74,664,000
State and political subdivisions	251,137,000	7,435,000	(525,000)	258,047,000
Corporate securities	22,250,000	347,000	(86,000)	22,511,000
	$385,352,000	$8,317,000	$(4,833,000)	$388,836,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,068,000	$—	$—	$9,068,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,105,000	$—	$—	$10,105,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(315,000)	$22,730,000
Mortgage-backed securities	238,516,000	5,507,000	(617,000)	243,406,000
State and political subdivisions	37,752,000	1,722,000	—	39,474,000
Asset-backed securities	7,723,000	43,000	—	7,766,000
	$307,036,000	$7,272,000	$(932,000)	$313,376,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$44,149,000	$143,000	$(18,000)	$44,274,000
Mortgage-backed securities	53,594,000	736,000	(195,000)	54,135,000
State and political subdivisions	245,620,000	10,427,000	(3,000)	256,044,000
Corporate securities	22,250,000	433,000	(2,000)	22,681,000
	$365,613,000	$11,739,000	$(218,000)	$377,134,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,508,000	$—	$—	$9,508,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,545,000	$—	$—	$10,545,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$7,500,000	$52,000	$—	$7,552,000
Mortgage-backed securities	276,235,000	9,106,000	(189,000)	285,152,000
State and political subdivisions	19,206,000	1,018,000	—	20,224,000
	$302,941,000	$10,176,000	$(189,000)	$312,928,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,981,000	$207,000	$—	$36,188,000
Mortgage-backed securities	51,142,000	1,392,000	(7,000)	52,527,000
State and political subdivisions	239,719,000	5,819,000	(345,000)	245,193,000
Corporate securities	14,750,000	590,000	—	15,340,000
	$341,592,000	$8,008,000	$(352,000)	$349,248,000
Restricted equity securities
Federal Home Loan Bank Stock	$8,957,000	$—	$—	$8,957,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$9,994,000	$—	$—	$9,994,000

The following table summarizes the contractual maturities of investment securities at March 31, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,544,000	$2,516,000	$3,926,000	$3,956,000
Due in 1 to 5 years	12,994,000	13,172,000	26,992,000	27,613,000
Due in 5 to 10 years	50,007,000	50,587,000	173,295,000	178,069,000
Due after 10 years	228,715,000	228,262,000	181,139,000	179,198,000
	$294,260,000	$294,537,000	$385,352,000	$388,836,000

The following table summarizes the contractual maturities of investment securities at December 31, 2020:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$117,000	$120,000	$3,607,000	$3,641,000
Due in 1 to 5 years	17,718,000	17,915,000	30,867,000	31,792,000
Due in 5 to 10 years	49,697,000	51,001,000	183,679,000	190,153,000
Due after 10 years	239,504,000	244,340,000	147,460,000	151,548,000
	$307,036,000	$313,376,000	$365,613,000	$377,134,000

The following table summarizes the contractual maturities of investment securities at March 31, 2020:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$66,000	$66,000	$1,331,000	$1,337,000
Due in 1 to 5 years	25,221,000	26,159,000	27,854,000	28,361,000
Due in 5 to 10 years	62,462,000	65,032,000	184,037,000	189,214,000
Due after 10 years	215,192,000	221,671,000	128,370,000	130,336,000
	$302,941,000	$312,928,000	$341,592,000	$349,248,000
At March 31, 2021, securities with a fair value of $291,990,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $297,326,000 as of December 31, 2020 and $208,376,000 at March 31, 2020, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Proceeds from sales of securities	$1,214,000	$68,620,000
Gross realized gains	119,000	1,098,000
Gross realized losses	—	(346,000)
Net gain	$119,000	$752,000
Related income taxes	$25,000	$158,000

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2021, there were 140 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 10 had been temporarily impaired for 12 months or more. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of March 31, 2021 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$51,894,000	$(3,601,000)	$—	$—	$51,894,000	$(3,601,000)
Mortgage-backed securities	180,138,000	(5,335,000)	3,744,000	(130,000)	183,882,000	(5,465,000)
State and political subdivisions	28,783,000	(808,000)	—	—	28,783,000	(808,000)
Corporate securities	3,414,000	(86,000)	—	—	3,414,000	(86,000)
	$264,229,000	$(9,830,000)	$3,744,000	$(130,000)	$267,973,000	$(9,960,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $124,000, net of taxes, at March 31, 2021. This compares to $133,000 and $174,000, net of taxes, at December 31, 2020 and March 31, 2020, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of March 31, 2021 and 2020, and December 31, 2020, the Bank's investment in FHLB stock totaled $9,068,000, $8,957,000 and $9,508,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2021. The Company will continue to monitor its investment in FHLB stock.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of March 31, 2021 and 2020 and at December 31, 2020:

	March 31, 2021		December 31, 2020		March 31, 2020
Commercial
Real estate	$469,974,000	31.0%	$442,121,000	29.9%	$382,753,000	28.5%
Construction	53,394,000	3.5%	56,565,000	3.8%	43,913,000	3.3%
Other	297,488,000	19.6%	285,015,000	19.3%	237,896,000	17.7%
Municipal	49,476,000	3.3%	43,783,000	3.0%	43,537,000	3.2%
Residential
Term	520,317,000	34.3%	522,070,000	35.3%	500,971,000	37.3%
Construction	24,796,000	1.6%	21,600,000	1.5%	15,202,000	1.1%
Home equity line of credit	77,210,000	5.1%	79,750,000	5.4%	90,674,000	6.7%
Consumer	24,117,000	1.6%	25,857,000	1.8%	29,262,000	2.2%
Total	$1,516,772,000	100.0%	$1,476,761,000	100.0%	$1,344,208,000	100.0%
Loan balances include net deferred loan costs of $5,328,000 as of March 31, 2021, $6,931,000 as of December 31, 2020, and $7,551,000 as of March 31, 2020. The decrease in net deferred loan costs year-over-year and year-to-date is attributable to unearned fees and deferred costs associated with PPP loans originated during 2020 and the first quarter 2021. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $362,271,000 at March 31, 2021, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $378,183,000 at December 31, 2020, and $401,555,000 at March 31, 2020. In addition, commercial, construction and home equity loans totaling $275,993,000 at March 31, 2021, $259,599,000 at December 31, 2020, and $260,703,000 at March 31, 2020, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2021, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$186,000	$—	$283,000	$469,000	$469,505,000	$469,974,000	$—
Construction	47,000	—	80,000	127,000	53,267,000	53,394,000	—
Other	696,000	11,000	628,000	1,335,000	296,153,000	297,488,000	9,000
Municipal	—	—	—	—	49,476,000	49,476,000	—
Residential
Term	1,183,000	148,000	958,000	2,289,000	518,028,000	520,317,000	71,000
Construction	111,000	—	—	111,000	24,685,000	24,796,000	—
Home equity line of credit	547,000	45,000	408,000	1,000,000	76,210,000	77,210,000	—
Consumer	284,000	2,000	5,000	291,000	23,826,000	24,117,000	5,000
Total	$3,054,000	$206,000	$2,362,000	$5,622,000	$1,511,150,000	$1,516,772,000	$85,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from Troubled Debt Restructure (TDR) designation, which was extended by the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020. The Company actively worked with borrowers impacted by the COVID-19 outbreak and as of March 31, 2021, a total of 1037 loan modification requests for interest-only payments or deferred payments had been completed in conformance with the Interagency Statement or CARES Act, representing $292,003,000 in loan balances, or approximately 20.0% of the loan portfolio excluding PPP balances. One of these modifications of de minimis amount has been classified as a Troubled Debt Restructure since being modified. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest.

As of March 31, 2021, loans totaling $50.6 million, or 3.3% of all loans, remained in either their original modification or a subsequent modification. Modification statuses by portfolio segment are summarized below:

Commercial/Municipal Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	90	15.0%	$14,002,000	6.0%
Subsequent Modification	30	5.0%	30,435,000	13.0%
Still in Original Modification	11	2.0%	1,595,000	1.0%
Out of Modification	475	78.0%	193,212,000	80.0%
Total	606	100.0%	$239,244,000	100.0%

Residential Real Estate Modifications
	Units	Percentage	Balance	Percentage
Paid Off	41	11.0%	$8,269,000	16.0%
Subsequent Modification	136	38.0%	16,595,000	32.0%
Still in Original Modification	16	4.0%	1,853,000	4.0%
Out of Modification	170	47.0%	24,960,000	48.0%
Total	363	100.0%	$51,677,000	100.0%

Consumer Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	17	25.0%	$129,000	12.0%
Subsequent Modification	2	3.0%	62,000	6.0%
Still in Original Modification	2	3.0%	27,000	2.0%
Out of Modification	47	69.0%	864,000	80.0%
Total	68	100.0%	$1,082,000	100.0%

Information on the past-due status of loans by class of financing receivable as of December 31, 2020, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$139,000	$190,000	$226,000	$555,000	$441,566,000	$442,121,000	$—
Construction	13,000	—	80,000	93,000	56,472,000	56,565,000	—
Other	490,000	62,000	2,082,000	2,634,000	282,381,000	285,015,000	1,464,000
Municipal	—	—	—	—	43,783,000	43,783,000	—
Residential
Term	540,000	1,799,000	1,616,000	3,955,000	518,115,000	522,070,000	23,000
Construction	—	—	—	—	21,600,000	21,600,000	—
Home equity line of credit	1,645,000	324,000	367,000	2,336,000	77,414,000	79,750,000	—
Consumer	89,000	42,000	18,000	149,000	25,708,000	25,857,000	18,000
Total	$2,916,000	$2,417,000	$4,389,000	$9,722,000	$1,467,039,000	$1,476,761,000	$1,505,000

Information on the past-due status of loans by class of financing receivable as of March 31, 2020, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,935,000	$2,000	$1,297,000	$4,234,000	$378,519,000	$382,753,000	$22,000
Construction	59,000	—	246,000	305,000	43,608,000	43,913,000	—
Other	1,678,000	295,000	3,895,000	5,868,000	232,028,000	237,896,000	3,536,000
Municipal	—	—	—	—	43,537,000	43,537,000	—
Residential
Term	4,270,000	171,000	3,320,000	7,761,000	493,210,000	500,971,000	192,000
Construction	—	—	—	—	15,202,000	15,202,000	—
Home equity line of credit	1,566,000	264,000	1,481,000	3,311,000	87,363,000	90,674,000	—
Consumer	250,000	18,000	82,000	350,000	28,912,000	29,262,000	20,000
Total	$10,758,000	$750,000	$10,321,000	$21,829,000	$1,322,379,000	$1,344,208,000	$3,770,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of March 31, 2021 and 2020 and at December 31, 2020 is presented in the following table:

	March 31, 2021	December 31, 2020	March 31, 2020
Commercial
Real estate	$748,000	$543,000	$1,748,000
Construction	89,000	89,000	246,000
Other	1,675,000	1,481,000	457,000
Municipal	—	—	—
Residential
Term	3,577,000	3,593,000	5,615,000
Construction	—	—	—
Home equity line of credit	852,000	1,015,000	1,916,000
Consumer	—	—	66,000
Total	$6,941,000	$6,721,000	$10,048,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2021 is presented in the following table:

				For the three months ended March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$2,223,000	$2,550,000	$—	$2,179,000	$17,000
Construction	89,000	89,000	—	89,000	—
Other	1,593,000	1,650,000	—	1,654,000	5,000
Municipal	—	—	—	—	—
Residential
Term	7,183,000	8,416,000	—	7,184,000	35,000
Construction	—	—	—	—	—
Home equity line of credit	852,000	928,000	—	872,000	—
Consumer	7,000	7,000	—	7,000	—
	$11,947,000	$13,640,000	$—	$11,985,000	$57,000
With an Allowance Recorded
Commercial
Real estate	$978,000	$1,013,000	$174,000	$968,000	$9,000
Construction	681,000	681,000	21,000	681,000	6,000
Other	627,000	643,000	563,000	525,000	—
Municipal	—	—	—	—	—
Residential
Term	2,084,000	2,113,000	142,000	1,957,000	16,000
Construction	—	—	—	—	—
Home equity line of credit	23,000	23,000	—	8,000	—
Consumer	—	—	—	—	—
	$4,393,000	$4,473,000	$900,000	$4,139,000	$31,000
Total
Commercial
Real estate	$3,201,000	$3,563,000	$174,000	$3,147,000	$26,000
Construction	770,000	770,000	21,000	770,000	6,000
Other	2,220,000	2,293,000	563,000	2,179,000	5,000
Municipal	—	—	—	—	—
Residential
Term	9,267,000	10,529,000	142,000	9,141,000	51,000
Construction	—	—	—	—	—
Home equity line of credit	875,000	951,000	—	880,000	—
Consumer	7,000	7,000	—	7,000	—
	$16,340,000	$18,113,000	$900,000	$16,124,000	$88,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2020 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$2,060,000	$2,368,000	$—	$4,123,000	$127,000
Construction	89,000	89,000	—	358,000	—
Other	1,591,000	1,623,000	—	999,000	15,000
Municipal	—	—	—	—	—
Residential
Term	7,335,000	8,629,000	—	8,773,000	193,000
Construction	—	—	—	—	—
Home equity line of credit	1,015,000	1,089,000	—	1,219,000	—
Consumer	8,000	8,000	—	1,000	1,000
	$12,098,000	$13,806,000	$—	$15,473,000	$336,000
With an Allowance Recorded
Commercial
Real estate	$969,000	$995,000	$112,000	$1,018,000	$43,000
Construction	681,000	681,000	18,000	579,000	30,000
Other	188,000	202,000	169,000	1,193,000	3,000
Municipal	—	—	—	—	—
Residential
Term	2,079,000	2,134,000	163,000	2,073,000	65,000
Construction	—	—	—	—	—
Home equity line of credit	24,000	24,000	—	744,000	1,000
Consumer	—	—	—	8,000	—
	$3,941,000	$4,036,000	$462,000	$5,615,000	$142,000
Total
Commercial
Real estate	$3,029,000	$3,363,000	$112,000	$5,141,000	$170,000
Construction	770,000	770,000	18,000	937,000	30,000
Other	1,779,000	1,825,000	169,000	2,192,000	18,000
Municipal	—	—	—	—	—
Residential
Term	9,414,000	10,763,000	163,000	10,846,000	258,000
Construction	—	—	—	—	—
Home equity line of credit	1,039,000	1,113,000	—	1,963,000	1,000
Consumer	8,000	8,000	—	9,000	1,000
	$16,039,000	$17,842,000	$462,000	$21,088,000	$478,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2020 is presented in the following table:

				For the three months ended March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,162,000	$5,421,000	$—	$5,157,000	$47,000
Construction	246,000	265,000	—	717,000	—
Other	818,000	848,000	—	793,000	3,000
Municipal	—	—	—	—	—
Residential
Term	10,378,000	12,135,000	—	10,015,000	67,000
Construction	—	—	—	—	—
Home equity line of credit	1,232,000	1,306,000	—	1,185,000	4,000
Consumer	—	—	—	—	—
	$17,836,000	$19,975,000	$—	$17,867,000	$121,000
With an Allowance Recorded
Commercial
Real estate	$1,061,000	$1,082,000	$230,000	$1,064,000	$8,000
Construction	701,000	701,000	3,000	234,000	10,000
Other	172,000	194,000	172,000	4,269,000	—
Municipal	—	—	—	—	—
Residential
Term	1,660,000	1,755,000	233,000	1,999,000	13,000
Construction	—	—	—	—	—
Home equity line of credit	996,000	1,002,000	296,000	1,124,000	—
Consumer	67,000	67,000	58,000	26,000	—
	$4,657,000	$4,801,000	$992,000	$8,716,000	$31,000
Total
Commercial
Real estate	$6,223,000	$6,503,000	$230,000	$6,221,000	$55,000
Construction	947,000	966,000	3,000	951,000	10,000
Other	990,000	1,042,000	172,000	5,062,000	3,000
Municipal	—	—	—	—	—
Residential
Term	12,038,000	13,890,000	233,000	12,014,000	80,000
Construction	—	—	—	—	—
Home equity line of credit	2,228,000	2,308,000	296,000	2,309,000	4,000
Consumer	67,000	67,000	58,000	26,000	—
	$22,493,000	$24,776,000	$992,000	$26,583,000	$152,000

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
As of March 31, 2021, the Company had 73 loans with a balance of $11,306,000 that have been classified as TDRs. This compares to 74 loans with a balance of $11,534,000 and 81 loans with a balance of $14,968,000 classified as TDRs as of December 31, 2020 and March 31, 2020, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of March 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	13	$2,525,000	$174,000
Construction	1	681,000	21,000
Other	7	964,000	358,000
Municipal	—	—	—
Residential
Term	49	6,947,000	142,000
Construction	—	—	—
Home equity line of credit	2	182,000	—
Consumer	1	7,000	—
	73	$11,306,000	$695,000
The following table shows TDRs by class and the specific reserve as of December 31, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	13	$2,558,000	$106,000
Construction	1	681,000	18,000
Other	6	717,000	96,000
Municipal	—	—	—
Residential
Term	51	7,384,000	149,000
Construction	—	—	—
Home equity line of credit	2	186,000	—
Consumer	1	8,000	—
	74	$11,534,000	$369,000

The following table shows TDRs by class and the specific reserve as of March 31, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	16	$4,688,000	$225,000
Construction	1	701,000	3,000
Other	7	779,000	131,000
Municipal	—	—	—
Residential
Term	54	8,321,000	197,000
Construction	—	—	—
Home equity line of credit	3	479,000	—
Consumer	—	—	—
	81	$14,968,000	$556,000
As of March 31, 2021, 11 of the loans classified as TDRs with a total balance of $1,017,000 were more than 30 days past due. Of these loans, none had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	2	$72,000	$72,000
Construction	—	—	—
Other	4	419,000	92,000
Municipal	—	—	—
Residential
Term	4	366,000	—
Construction	—	—	—
Home equity line of credit	1	160,000	—
Consumer	—	—	—
	11	$1,017,000	$164,000

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
For the three months ended March 31, 2021, one loan was placed on TDR status. The following table shows this TDR, by class and the associated specific reserve included in the allowance for loan losses as of March 31, 2021:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	1	262,000	262,000	262,000
Municipal	—	—	—	—
Residential
Term	—	—	—	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	1	$262,000	$262,000	$262,000

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

As of March 31, 2021, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $708,000. There were also 21 loans with an outstanding balance of $1,908,000 that were classified as TDRs and on non-accrual status, of which one loan with an outstanding balance of $92,000 was in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of March 31, 2021, there were 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,067,000. This compares to 15 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $2,284,000 as of March 31, 2020.

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

A breakdown of the allowance for loan losses as of March 31, 2021, December 31, 2020, and March 31, 2020, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$174,000	$797,000	$4,770,000	$—	$5,741,000
Construction	21,000	90,000	538,000	—	649,000
Other	563,000	503,000	3,014,000	—	4,080,000
Municipal	—	—	185,000	—	185,000
Residential
Term	142,000	259,000	2,561,000	—	2,962,000
Construction	—	12,000	119,000	—	131,000
Home equity line of credit	—	130,000	817,000	—	947,000
Consumer	—	285,000	587,000	—	872,000
Unallocated	—	—	—	1,027,000	1,027,000
	$900,000	$2,076,000	$12,591,000	$1,027,000	$16,594,000

As of December 31, 2020	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$112,000	$721,000	$4,345,000	$—	$5,178,000
Construction	18,000	92,000	552,000	—	662,000
Other	169,000	465,000	2,804,000	—	3,438,000
Municipal	—	—	171,000	—	171,000
Residential
Term	163,000	145,000	2,271,000	—	2,579,000
Construction	—	6,000	96,000	—	102,000
Home equity line of credit	—	151,000	1,060,000	—	1,211,000
Consumer	—	282,000	496,000	—	778,000
Unallocated	—	—	—	2,134,000	2,134,000
	$462,000	$1,862,000	$11,795,000	$2,134,000	$16,253,000

As of March 31, 2020	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$230,000	$687,000	$2,945,000	$—	$3,862,000
Construction	3,000	80,000	341,000	—	424,000
Other	172,000	426,000	1,829,000	—	2,427,000
Municipal	—	—	29,000	—	29,000
Residential
Term	233,000	300,000	693,000	—	1,226,000
Construction	—	10,000	22,000	—	32,000
Home equity line of credit	296,000	168,000	548,000	—	1,012,000
Consumer	58,000	228,000	439,000	—	725,000
Unallocated	—	—	—	2,121,000	2,121,000
	$992,000	$1,899,000	$6,846,000	$2,121,000	$11,858,000
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
The qualitative portion of the allowance for loan losses was 0.83% of related loans as of March 31, 2021, compared to 0.80% of related loans as of December 31, 2020. The qualitative portion increased $796,000 between December 31, 2020 and March 31, 2021 due to a mix of factors. These factors included changes in various macroeconomic measures used in the qualitative model, updated analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications.
The unallocated component of the allowance totaled $1,027,000 at March 31, 2021, or 6.2% of the total reserve. This compares to $2,134,000 or 13.1% as of December 31, 2020. Maintenance of an unallocated component reflects general imprecision related to portfolio growth along with lingering uncertainty regarding the potential impacts of COVID-19 on the loan portfolio.
The allowance for loan losses as a percent of total loans stood at 1.09% as of March 31, 2021, 1.10% at December 31, 2020 and 0.88% as of March 31, 2020.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 36.6% of capital are below the regulatory guidance limit of 100.0% of capital at March 31, 2021. Construction loans and non-owner-occupied commercial real estate loans are at 155.2% of total capital, below the regulatory limit of 300.0% of capital at March 31, 2021.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2021:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$1,716,000	$16,000	$1,732,000
2 Above Average	7,663,000	187,000	4,560,000	47,632,000	60,042,000
3 Satisfactory	94,014,000	2,837,000	107,116,000	367,000	204,334,000
4 Average	279,879,000	37,779,000	128,120,000	1,461,000	447,239,000
5 Watch	77,299,000	12,375,000	49,186,000	—	138,860,000
6 OAEM	2,261,000	—	65,000	—	2,326,000
7 Substandard	8,858,000	216,000	6,725,000	—	15,799,000
8 Doubtful	—	—	—	—	—
Total	$469,974,000	$53,394,000	$297,488,000	$49,476,000	$870,332,000

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2020:

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2021.

The following table presents allowance for loan losses activity by class for the three months ended March 31, 2021, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2021:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2021
Beginning balance	$5,178,000	$662,000	$3,438,000	$171,000	$2,579,000	$102,000	$1,211,000	$778,000	$2,134,000	$16,253,000
Charge offs	5,000	—	142,000	—	29,000	—	—	103,000	—	279,000
Recoveries	65,000	—	—	—	6,000	—	1,000	23,000	—	95,000
Provision (credit)	503,000	(13,000)	784,000	14,000	406,000	29,000	(265,000)	174,000	(1,107,000)	525,000
Ending balance	$5,741,000	$649,000	$4,080,000	$185,000	$2,962,000	$131,000	$947,000	$872,000	$1,027,000	$16,594,000
Allowance for loan losses as of March 31, 2021
Ending balance specifically evaluated for impairment	$174,000	$21,000	$563,000	$—	$142,000	$—	$—	$—	$—	$900,000
Ending balance collectively evaluated for impairment	$5,567,000	$628,000	$3,517,000	$185,000	$2,820,000	$131,000	$947,000	$872,000	$1,027,000	$15,694,000
Related loan balances as of March 31, 2021
Ending balance	$469,974,000	$53,394,000	$297,488,000	$49,476,000	$520,317,000	$24,796,000	$77,210,000	$24,117,000	$—	$1,516,772,000
Ending balance specifically evaluated for impairment	$3,201,000	$770,000	$2,220,000	$—	$9,267,000	$—	$875,000	$7,000	$—	$16,340,000
Ending balance collectively evaluated for impairment	$466,773,000	$52,624,000	$295,268,000	$49,476,000	$511,050,000	$24,796,000	$76,335,000	$24,110,000	$—	$1,500,432,000

The following table presents allowance for loan losses activity by class for the year ended December 31, 2020 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2020:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2020
Beginning balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Charge offs	1,088,000	—	27,000	—	66,000	—	153,000	327,000	—	1,661,000
Recoveries	—	—	37,000	—	34,000	—	22,000	132,000	—	225,000
Provision	2,524,000	297,000	99,000	144,000	1,587,000	77,000	264,000	106,000	952,000	6,050,000
Ending balance	$5,178,000	$662,000	$3,438,000	$171,000	$2,579,000	$102,000	$1,211,000	$778,000	$2,134,000	$16,253,000
Allowance for loan losses as of December 31, 2020
Ending balance specifically evaluated for impairment	$112,000	$18,000	$169,000	$—	$163,000	$—	$—	$—	$—	$462,000
Ending balance collectively evaluated for impairment	$5,066,000	$644,000	$3,269,000	$171,000	$2,416,000	$102,000	$1,211,000	$778,000	$2,134,000	$15,791,000
Related loan balances as of December 31, 2020
Ending balance	$442,121,000	$56,565,000	$285,015,000	$43,783,000	$522,070,000	$21,600,000	$79,750,000	$25,857,000	$—	$1,476,761,000
Ending balance specifically evaluated for impairment	$3,029,000	$770,000	$1,779,000	$—	$9,414,000	$—	$1,039,000	$8,000	$—	$16,039,000
Ending balance collectively evaluated for impairment	$439,092,000	$55,795,000	$283,236,000	$43,783,000	$512,656,000	$21,600,000	$78,711,000	$25,849,000	$—	$1,460,722,000

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

Note 5 – Stock-Based Compensation
At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the "2010 Plan"). The 2010 Plan expired on April 28, 2020, leaving 215,513 shares not issued. At the 2020 Annual Meeting, shareholders approved the 2020 Equity Incentive Plan (the "2020 Plan"). The 2020 Plan reserves 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of the Company. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2020 Plan qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2020 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation.
As of March 31, 2021, 184,487 shares of restricted stock had been granted under the 2010 Plan and 40,439 shares under the 2020 Plan, of which 85,740 shares remain restricted as of March 31, 2021 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2017	5.0	5,774	0.8
2018	4.0	706	0.8
2018	5.0	6,184	1.8
2019	3.0	16,254	0.8
2020	1.0	3,500	0.2
2020	2.0	694	0.8
2020	3.0	20,842	1.8
2021	0.4	250	0.2
2021	1.0	4,114	0.8
2021	3.0	27,422	2.8
		85,740	1.8
The compensation cost related to these nonvested restricted stock grants is $2,230,000 and is recognized over the vesting terms of each grant. In the three months ended March 31, 2021, $288,000 of expense was recognized for these restricted shares, leaving $1,252,000 in unrecognized expense as of March 31, 2021. In the three months ended March 31, 2020, $150,000 of expense was recognized for restricted shares, leaving $797,000 in unrecognized expense as of March 31, 2020.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $182,000 and $163,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2021 and 2020:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2021
Net income as reported	$8,922,000
Basic EPS: Income available to common shareholders	8,922,000	10,888,133	$0.82
Effect of dilutive securities: restricted stock		85,679
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,922,000	10,973,812	$0.81
For the three months ended March 31, 2020
Net income as reported	$6,495,000
Basic EPS: Income available to common shareholders	6,495,000	10,844,600	$0.60
Effect of dilutive securities: restricted stock		69,753
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,495,000	10,914,353	$0.60

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 3.0% of each eligible employee's compensation in 2020. The Company adopted the safe harbor form of 401(k) plan for 2021 and will follow safe harbor guidelines when determining the level of discretionary contribution. The expense related to the 401(k) plan was $217,000 and $255,000 for the three months ended March 31, 2021 and 2020, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $42,000 and $40,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the associated accrued liability included in other liabilities in the balance sheet was $2,961,000 compared to $2,991,000 and $2,772,000 at December 31, 2020 and March 31, 2020, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$1,523,000	$1,581,000
Interest cost	7,000	16,000
Benefits paid	(24,000)	(27,000)
Benefit obligation at end of period	$1,506,000	$1,570,000
Funded status
Benefit obligation at end of period	$(1,506,000)	$(1,570,000)
Unamortized gain	(35,000)	(31,000)
Accrued benefit cost at end of period	$(1,541,000)	$(1,601,000)

The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2021	2020
Components of net periodic benefit cost
Interest cost	$7,000	$16,000
Net periodic benefit cost	$7,000	$16,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	March 31, 2021	December 31, 2020	March 31, 2020
Unamortized net actuarial gain	$35,000	$35,000	$31,000
Deferred tax expense	(7,000)	(7,000)	(7,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$28,000	$28,000	$24,000
A weighted average discount rate of 2.00% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2021 are $97,000. Plan expense for 2021 is estimated to be $30,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021	2020
Balance at beginning of period	$5,009,000	$3,657,000
Unrealized gains (losses) arising during the period	(5,945,000)	6,109,000
Reclassification of net realized gains during the period	(119,000)	(752,000)
Related deferred taxes	1,274,000	(1,124,000)
Net change	(4,790,000)	4,233,000
Balance at end of period	$219,000	$7,890,000
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021	2020
Balance at beginning of period	$(133,000)	$(182,000)
Amortization of net unrealized gains	11,000	10,000
Related deferred taxes	(2,000)	(2,000)
Net change	9,000	8,000
Balance at end of period	$(124,000)	$(174,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021	2020
Balance at beginning of period	$(4,932,000)	$97,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	4,390,000	(6,165,000)
Related deferred taxes	(921,000)	1,295,000
Net change	3,469,000	(4,870,000)
Balance at end of period	$(1,463,000)	$(4,773,000)
The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021	2020
Unrecognized postretirement benefits at beginning of period	$28,000	$24,000
Amortization of unrecognized transition obligation	—	—
Change in unamortized net actuarial gain (loss)	—	—
Related deferred taxes	—	—
Unrecognized postretirement benefits at end of period	$28,000	$24,000

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

The details of the interest rate swap agreements are as follows:

					March 31, 2021		December 31, 2020		March 31, 2020
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
06/28/2016	06/28/2021	1-Month USD Libor	0.940%	Other Liabilities	$30,000,000	$(61,000)	$30,000,000	$(121,000)	$30,000,000	$(244,000)
06/27/2016	06/27/2021	1-Month USD Libor	0.893%	Other Liabilities	20,000,000	(38,000)	20,000,000	(76,000)	20,000,000	(151,000)
08/02/2019	08/02/2024	1-Month USD Libor	1.590%	Other Liabilities	12,500,000	(458,000)	12,500,000	(626,000)	12,500,000	(663,000)
08/05/2019	08/05/2024	1-Month USD Libor	1.420%	Other Liabilities	12,500,000	(387,000)	12,500,000	(550,000)	12,500,000	(571,000)
02/12/2020	02/12/2023	3-Month USD Libor	1.486%	Other Liabilities	25,000,000	(580,000)	25,000,000	(695,000)	25,000,000	(748,000)
02/12/2020	02/12/2024	3-Month USD Libor	1.477%	Other Liabilities	25,000,000	(735,000)	25,000,000	(972,000)	25,000,000	(972,000)
06/28/2021	06/28/2026	1-Month USD Libor	1.158%	Other Liabilities	50,000,000	(352,000)	50,000,000	(1,872,000)	50,000,000	(1,569,000)
03/13/2020	03/13/2025	3-Month USD Libor	0.855%	Other Liabilities	25,000,000	(99,000)	25,000,000	(551,000)	25,000,000	(463,000)
03/13/2020	03/13/2030	3-Month USD Libor	1.029%	Other (Liabilities) Assets	20,000,000	1,071,000	20,000,000	(339,000)	20,000,000	(661,000)
04/07/2020	04/07/2023	3-Month USD Libor	0.599%	Other Liabilities	20,000,000	(129,000)	20,000,000	(185,000)	—	—
04/07/2020	04/07/2024	3-Month USD Libor	0.643%	Other Liabilities	20,000,000	(84,000)	20,000,000	(255,000)	—	—
					$260,000,000	$(1,852,000)	$260,000,000	$(6,242,000)	$220,000,000	$(6,042,000)

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

At March 31, 2021, there were six customer loan swap arrangements in place, detailed below:

		March 31, 2021			December 31, 2020			March 31, 2020
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	3	$16,797,000	$1,272,000	3	$16,922,000	$37,000	—	$—	$—
Pay Fixed, Receive Variable	Other Liabilities	3	25,059,000	(1,334,000)	2	16,065,000	(2,603,000)	2	16,294,000	(3,280,000)
		6	41,856,000	(62,000)	5	32,987,000	(2,566,000)	2	16,294,000	(3,280,000)
Receive Fixed, Pay Variable	Other Assets	3	25,059,000	1,334,000	2	16,065,000	2,603,000	2	16,294,000	3,280,000
Receive Fixed, Pay Variable	Other Liabilities	3	16,797,000	(1,272,000)	3	16,922,000	(37,000)	—	—	—
		6	41,856,000	62,000	5	32,987,000	2,566,000	2	16,294,000	3,280,000
Total		12	$83,712,000	$—	10	$65,974,000	$—	4	$32,588,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At March 31, 2021, the Bank posted to the counterparty $4,850,000 of cash as collateral on its swap contracts. The required amount to be pledged was $2,119,000.
Cessation of LIBOR
The Company is aware that certain tenors of USD LIBOR may no longer be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023. The Federal Reserve formed the Alternative Reference Rates Committee (ARRC) to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate (SOFR) as a replacement for LIBOR. The International Swap and Derivatives Association (ISDA), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and recently issued a voluntary fallback protocol for market participants. The Company has formed a working group to address the change away from LIBOR. Management intends to continue to monitor developments from ARRC and ISDA, along with guidance from US banking regulators, closely, and expects to pursue the steps ultimately recommended to provide for an orderly transition to a post-LIBOR environment. Each of the interest rate swap contracts the Company has in place as of March 31, 2021 is tied to a LIBOR tenor expected to be published until June 2023. Two contracts carrying a total notional value of $50 million are set to mature in 2021; two additional contracts with a total notional value of $45 million mature prior to June 30, 2023, and an additional seven contracts with a total notional amount of $165 million have maturity dates beyond June 30, 2023. The six customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 30, 2031, July 1, 2035, October 1, 2035 and April 1, 2039.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2021, the prepayment assumption using the PSA model was 254, which translates into an anticipated prepayment rate of 15.24%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2021 and 2020, servicing rights capitalized totaled $328,000 and $129,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2021 and 2020 were $151,000 and $66,000, respectively. The fair value of servicing rights was $2,608,000, $1,985,000 and $2,126,000 at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The Bank serviced loans for others totaling $335,938,000, $318,459,000 and $268,077,000 at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.
The Bank recorded an impairment reserve as of March 31, 2021 and December 31, 2020 for strata with a fair value lower than cost. There was no impairment reserve as of March 31, 2020. Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2021	December 31, 2020	March 31, 2020
Mortgage servicing rights	$7,627,000	$7,299,000	$6,269,000
Accumulated amortization	(5,136,000)	(4,985,000)	(4,660,000)
Amortized cost	2,491,000	2,314,000	1,609,000
Impairment reserve	(92,000)	(358,000)	—
Carrying value	$2,399,000	$1,956,000	$1,609,000
Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2018 through 2020.

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2021 and 2020, and at December 31, 2020:

	March 31, 2021	December 31, 2020	March 31, 2020
Certificates of deposit < $100,000	$230,290,000	$246,875,000	$274,621,000
Certificates $100,000 to $250,000	343,805,000	295,672,000	364,530,000
Certificates $250,000 and over	60,235,000	63,038,000	71,787,000
	$634,330,000	$605,585,000	$710,938,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2021 and 2020, and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, December 31, 2020 and March 31, 2020.

	At March 31, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,485,000	$—	$21,485,000
Mortgage-backed securities	—	227,914,000	—	227,914,000
State and political subdivisions	—	37,558,000	—	37,558,000
Asset-backed securities	—	7,580,000	—	7,580,000
Total securities available for sale	—	294,537,000	—	294,537,000
Interest rate swap agreements	—	1,071,000	—	1,071,000
Customer loan interest swap agreements	—	2,606,000	—	2,606,000
Total interest rate swap agreements	—	3,677,000	—	3,677,000
Total assets	$—	$298,214,000	$—	$298,214,000

	At March 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,923,000	$—	$2,923,000
Customer loan interest swap agreements	—	2,606,000	—	2,606,000
Total liabilities	$—	$5,529,000	$—	$5,529,000

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$22,730,000	$—	$22,730,000
Mortgage-backed securities	—	243,406,000	—	243,406,000
State and political subdivisions	—	39,474,000	—	39,474,000
Asset-backed securities	—	7,766,000	—	7,766,000
Total securities available for sale	—	313,376,000	—	313,376,000
Customer loan interest swap agreements	—	2,640,000	—	2,640,000
Total interest rate swap agreements	—	2,640,000	—	2,640,000
Total assets	$—	$316,016,000	$—	$316,016,000

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$6,242,000	$—	$6,242,000
Customer loan interest swap agreements	—	2,640,000	—	2,640,000
Total liabilities	$—	$8,882,000	$—	$8,882,000

	At March 31, 2020
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$—	$7,552,000	$—	$7,552,000
Mortgage-backed securities	—	285,152,000	—	285,152,000
State and political subdivisions	—	20,224,000	—	20,224,000
Total securities available for sale	—	312,928,000	—	312,928,000
Customer loan interest swap agreements	—	3,280,000	—	3,280,000
Total interest swap agreements	—	3,280,000	—	3,280,000
Total assets	$—	$316,208,000	$—	$316,208,000

	At March 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$6,042,000	$—	$6,042,000
Customer loan interest swap agreements	—	3,280,000	—	3,280,000
Total liabilities	$—	$9,322,000	$—	$9,322,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $92,000 at March 31, 2021 and $358,000 at December 31, 2020. Other real estate owned is presented net of an allowance of $45,000 at both March 31, 2021 and December 31, 2020. There was no allowance for other real estate owned at March 31, 2020. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures.
Impaired loans below are presented net of specific allowances of $641,000, $304,000 and $706,000 at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

	At March 31, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,608,000	$—	$2,608,000
Other real estate owned	—	401,000	—	401,000
Impaired loans	—	234,000	—	234,000
Total assets	$—	$3,243,000	$—	$3,243,000

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$1,985,000	$—	$1,985,000
Other real estate owned	—	908,000	—	908,000
Impaired loans	—	794,000	—	794,000
Total assets	$—	$3,687,000	$—	$3,687,000

	At March 31, 2020
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$316,000	$—	$316,000
Impaired loans	—	1,051,000	—	1,051,000
Total assets	$—	$1,367,000	$—	$1,367,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2021 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$385,352,000	$388,836,000	$—	$388,836,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	463,854,000	459,158,000	—	—	459,158,000
Construction	52,702,000	52,168,000	—	—	52,168,000
Other	293,139,000	289,541,000	—	50,000	289,491,000
Municipal	49,279,000	48,698,000	—	—	48,698,000
Residential
Term	517,160,000	526,134,000	—	184,000	525,950,000
Construction	24,656,000	25,028,000	—	—	25,028,000
Home equity line of credit	76,201,000	74,813,000	—	—	74,813,000
Consumer	23,187,000	21,304,000	—	—	21,304,000
Total loans	1,500,178,000	1,496,844,000	—	234,000	1,496,610,000
Mortgage servicing rights	2,399,000	2,608,000	—	2,608,000	—
Financial liabilities
Local certificates of deposit	$246,976,000	$249,458,000	$—	$249,458,000	$—
National certificates of deposit	387,354,000	359,899,000	—	359,899,000	—
Total certificates of deposits	634,330,000	609,357,000	—	609,357,000	—
Repurchase agreements	71,952,000	70,105,000	—	70,105,000	—
Federal Home Loan Bank and Federal Reserve Bank borrowings	157,696,000	159,184,000	—	159,184,000	—
Total borrowed funds	229,648,000	229,289,000	—	229,289,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2020 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$365,613,000	$377,134,000	$—	$377,134,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	436,161,000	440,735,000	—	347,000	440,388,000
Construction	55,803,000	56,388,000	—	—	56,388,000
Other	281,057,000	279,501,000	—	5,000	279,496,000
Municipal	43,586,000	44,440,000	—	—	44,440,000
Residential
Term	519,101,000	533,059,000	—	442,000	532,617,000
Construction	21,483,000	21,890,000	—	—	21,890,000
Home equity line of credit	78,356,000	77,177,000	—	—	77,177,000
Consumer	24,961,000	23,502,000	—	—	23,502,000
Total loans	1,460,508,000	1,476,692,000	—	794,000	1,475,898,000
Mortgage servicing rights	1,956,000	1,985,000	—	1,985,000	—
Financial liabilities
Local certificates of deposit	$250,264,000	$253,892,000	$—	$253,892,000	$—
National certificates of deposit	355,321,000	359,899,000	—	359,899,000	—
Total deposits	605,585,000	613,791,000	—	613,791,000	—
Repurchase agreements	69,340,000	69,497,000	—	69,497,000	—
Federal Home Loan Bank advances	192,698,000	194,469,000	—	194,469,000	—
Total borrowed funds	262,038,000	263,966,000	—	263,966,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2020 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$341,592,000	$349,248,000	$—	$349,248,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	378,049,000	371,916,000	—	7,000	371,909,000
Construction	43,397,000	42,693,000	—	—	42,693,000
Other	234,940,000	233,411,000	—	—	233,411,000
Municipal	43,502,000	41,909,000	—	—	41,909,000
Residential
Term	499,478,000	503,098,000	—	335,000	502,763,000
Construction	15,163,000	15,304,000	—	—	15,304,000
Home equity line of credit	89,442,000	89,407,000	—	700,000	88,707,000
Consumer	28,379,000	26,933,000	—	9,000	26,924,000
Total loans	1,332,350,000	1,324,671,000	—	1,051,000	1,323,620,000
Mortgage servicing rights	1,609,000	2,126,000	—	2,126,000	—
Financial liabilities
Local certificates of deposit	$290,440,000	$290,886,000	$—	$290,886,000	$—
National certificates of deposit	420,498,000	429,110,000	—	429,110,000	—
Total certificates of deposits	710,938,000	719,996,000	—	719,996,000	—
Repurchase agreements	37,937,000	37,494,000	—	37,494,000	—
Federal Home Loan Bank advances	210,103,000	211,228,000	—	211,228,000	—
Total borrowed funds	248,040,000	248,722,000	—	248,722,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU was to be effective for all SEC registrants for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, FASB voted to finalize a proposal issued in August 2019 under which the effective implementation date was changed for SEC registrants meeting the definition of a Smaller Reporting Company to fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company qualifies as a Smaller Reporting Company. It continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements, and continues to anticipate that it may have a material impact upon adoption. The Bank has formed an implementation committee for ASU No. 2016-13. To date, committee members have participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and have chosen a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. The Bank is in the late stages of implementing this software and plans to run incurred loss and current expected credit loss models in parallel until adoption of ASU No. 2016-13.
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
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it did not have a material impact on the Company’s consolidated financial statements.

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, uncertainties with respect to the duration, nature, and extent of the COVID-19 pandemic and its consequences, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC, may result in these differences, as well as the "Risk Factors" in Part II, Item 1A listed below. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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
Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date the Company enters into the derivative contract, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income (loss) and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments include customer loan swaps, are recorded at fair value with changes in fair value recorded in earnings. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.
Risks & Uncertainties. As of March 31, 2021, local, U.S., and world governments have begun to ease restrictions imposed to curtail the spread of the global pandemic, coronavirus disease (COVID-19), however limitations in many sectors remain in place and are expected to remain in place in some form subsequent to March 31, 2021. There continues to be uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any further government actions to mitigate them. Accordingly, while management has considered the effect of the pandemic on collectability of loans receivable and other business impacts, it is possible that this matter may have a further financial impact on the Company's financial position and results of future operations, such potential impact of which cannot be reasonably estimated.

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
In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total which, as adjusted, increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2021 and 2020.

	For the three months ended March 31,
Dollars in thousands	2021	2020
Net interest income as presented	$15,873	$14,918
Effect of tax-exempt income	597	572
Net interest income, tax equivalent	$16,470	$15,490
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

	For the three months ended March 31,
Dollars in thousands	2021	2020
Non-interest expense, as presented	$9,874	$11,043
Net interest income, as presented	15,873	14,918
Effect of tax-exempt interest income	597	572
Non-interest income, as presented	5,298	4,221
Effect of non-interest tax-exempt income	41	41
Net securities gains	(119)	(752)
Adjusted net interest income plus non-interest income	$21,690	$19,000
Non-GAAP efficiency ratio	45.52%	58.12%
GAAP efficiency ratio	46.64%	57.70%

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
The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the three months ended March 31,
Dollars in thousands	2021	2020
Average shareholders' equity as presented	$228,276	$217,130
Less average intangible assets	(30,989)	(29,931)
Average tangible shareholders' common equity	$197,287	$187,199

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the three months ended March 31,
Dollars in thousands	2021	2020
Net Income, as presented	$8,922	$6,495
Add: provision for loan losses	525	400
Add: income taxes	1,850	1,201
Pre-Tax, pre-provision net income	$11,297	$8,096

Executive Summary
Net income for the three months ended March 31, 2021 was $8.9 million, up $2.4 million or 37.4% from the same period in 2020. Earnings per common share on a fully diluted basis were $0.81 for the three months ended March 31, 2021, up $0.21 or 35.0% from the $0.60 posted for the same period in 2020.
The Company posted record operating results during the first quarter of 2021. Net income of $8.9 million was achieved from a combination of increased net interest income before loan loss provision, continued strong non-interest revenue and controlled operating expenses. Asset quality continues to trend positively as improvements noted over the course of 2020 have been sustained and are ongoing. Based upon the strength of the Company's earnings, a dividend of 31 cents per share was declared in the first quarter, representing a payout to our shareholders of 37.80% of net income for the period.
Net interest income on a tax-equivalent basis was up $1.0 million or 6.3% in the three months ended March 31, 2021 compared to the same period in 2020. This increase is attributable to growth in earning assets and recognition of origination fees on PPP loans. The tax equivalent net interest margin for the three months ended March 31, 2021, was 2.99%, down from 3.12% for the same period in 2020.

Non-interest income for the three months ended March 31, 2021 was $5.3 million, up $1.1 million or 25.5%, from the three months ended March 31, 2020. Strong demand for both purchase and refinance loans, along with a favorable mortgage servicing right valuation, led to mortgage banking revenue increasing $1.5 million or 290.3% in the first quarter of 2021 versus the prior year. Revenue at First National Wealth Management increased $171,000 or 19.1% over the same period, while other income was up $316,000 or 21.2%, centered in debit card revenue.
Non-interest expense for the three months ended March 31, 2021 was $9.9 million, down $1.2 million or 10.6% from the three months ended March 31, 2020. The year-to-year change is primarily the result of charges taken during the first quarter of 2020, to restructure interest rate swap positions, partially offset by increases in employee expenses and furniture and equipment expense.
Asset quality continued to trend positively in the first quarter. Non-performing assets stood at 0.30% of total assets as of March 31, 2021, down from 0.49% of total assets as of March 31, 2020 and 0.32% as of December 31, 2020. Total past-due loans were 0.37% of total loans as of March 31, 2021, down from 0.66% of total loans as of December 31, 2020 and 1.62% as of March 31, 2020.
The provision for loan losses for the first three months of 2021 was $525,000, up from the $400,000 provisioned in the same period in 2020. The Company continues to view it prudent to consider the uncertainties brought about by COVID-19 and the potential impact to borrowers in its provision analysis. Net loan chargeoffs for the three months ended March 31, 2021 were $184,000 or 0.05% of average loans on an annualized basis. This was up slightly from net chargeoffs of $181,000 for the three months ended March 31, 2020. The allowance for loan losses increased $341,000 between December 31, 2020 and March 31, 2021, and now stands at 1.09% of loans outstanding as of March 31, 2021, down slightly from 1.10% at December 31, 2020 and up from 0.88% of loans outstanding March 31, 2020.
The Company's balance sheet continued to expand in the first three months of 2021 as total assets increased $75.6 million or 3.2% year-to-date. The loan portfolio increased $40.0 million or 2.7% in the three months ended March 31, 2021 and $172.6 million or 12.8% from a year ago. Loan growth in the first quarter was centered in commercial real estate and construction loans, up $24.7 million, and other commercial loans, up $12.5 million. Other commercial loans include Payroll Protection Program (PPP) loan balances of $62.7 million, an increase of $2.5 million in the first quarter. The investment portfolio has increased $460,000 year-to-date and increased $25.5 million or 3.8% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $68.1 million or 6.3% year-to-date, with much of the growth attributable to various economic stimulus programs, including proceeds of PPP loans, being deposited back to the Bank. Year-over-year, low-cost deposits have increased $370.9 million or 48.0%. Local certificates of deposit ("CDs") decreased $3.3 million and wholesale CDs increased $32.0 million year-to-date.
Remaining well capitalized is a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 14.83% as of March 31, 2021, solidly above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios were strong in the first quarter, with a return on average tangible common equity of 18.34% for the three months ended March 31, 2021 compared to 13.95% for the same period in 2020. Our non-GAAP efficiency ratio continues to be an important component in our overall performance and stood at 45.52% for the three months ended March 31, 2021 compared to 58.12% for the same period in 2020. The Company's efficiency ratio was elevated in the first quarter of 2020 due to charges taken to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for the first three months of 2020 would have been 48.49%.

Net Interest Income
Total interest income of $19.0 million for the three months ended March 31, 2021 was a decrease of $1.7 million or 8.4% compared to total interest income of $20.7 million for the same period of 2020. Total interest expense of $3.1 million for the three months ended March 31, 2021 was a decrease of $2.7 million or 46.7% compared to total interest expense for the three months ended March 31, 2020. As a result, net interest income of $15.9 million for the three months ended March 31, 2021 was an increase of $1.0 million or 6.4% compared to net interest income of $14.9 million for the same period ended March 31, 2020. This increase is attributable to growth in earning assets. The Company's net interest margin on a tax-equivalent basis for the three months ended March 31, 2021 was 2.99%, down from 3.12% for the first three months of 2020. Tax-exempt interest income amounted to $2.4 million for the three months ended March 31, 2021 compared to $2.3 million for the three months ended March 31, 2020.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2021 and 2020. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the three months ended
	March 31, 2021		March 31, 2020
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$12	0.10%	$74	1.43%
Investments	4,342	2.55%	5,253	3.25%
Loans held for sale	19	1.75%	5	5.99%
Loans	15,177	4.13%	15,934	4.84%
Total interest income	19,550	3.55%	21,266	4.29%
Interest expense
Deposits	2,198	0.56%	5,186	1.37%
Other borrowings	882	1.52%	590	1.23%
Total interest expense	3,080	0.68%	5,776	1.36%
Net interest income	$16,470		$15,490
Interest rate spread		2.87%		2.93%
Net interest margin		2.99%		3.12%

Interest income includes $1.2 million in net origination fees recognized in the first quarter of 2021, attributable to PPP loans; as of March 31, 2021, net unrecognized PPP origination fees totaled $3.3 million. No such fees were recognized in the first quarter of 2020.
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2021 compared to 2020. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the three months ended March 31, 2021 compared to 2020
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$92	$(69)	$(85)	$(62)
Investment securities	334	(1,170)	(75)	(911)
Loans held for sale	61	(4)	(43)	14
Loans	1,988	(2,441)	(304)	(757)
Change in interest income	2,475	(3,684)	(507)	(1,716)
Interest expense
Deposits	298	(3,107)	(179)	(2,988)
Other borrowings	131	132	29	292
Change in interest expense	429	(2,975)	(150)	(2,696)
Change in net interest income	$2,046	$(709)	$(357)	$980
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2021 and 2020.

	For the three months ended
Dollars in thousands	March 31, 2021	March 31, 2020
Assets
Cash and cash equivalents	$23,344	$17,336
Interest-bearing deposits in other banks	46,659	20,845
Securities available for sale	303,063	337,096
Securities to be held to maturity	377,518	303,439
Restricted equity securities, at cost	10,335	9,096
Loans held for sale	4,414	336
Loans	1,488,760	1,323,612
Allowance for loan losses	(16,411)	(11,747)
Net loans	1,472,349	1,311,865
Accrued interest receivable	9,772	7,943
Premises and equipment	27,382	21,279
Other real estate owned	590	310
Goodwill	30,647	29,805
Other assets	48,245	47,902
Total Assets	$2,354,318	$2,107,252

Liabilities & Shareholders' Equity
Demand deposits	$260,640	$161,273
NOW deposits	521,480	382,150
Money market deposits	161,963	164,985
Savings deposits	315,008	235,678
Certificates of deposit	606,070	734,544
Total deposits	1,865,161	1,678,630
Borrowed funds – short term	180,692	127,881
Borrowed funds – long term	55,096	65,103
Dividends payable	944	791
Other liabilities	24,149	17,717
Total Liabilities	2,126,042	1,890,122
Shareholders' Equity:
Common stock	110	109
Additional paid-in capital	65,414	64,080
Retained earnings	163,262	148,425
Net unrealized gain on securities available for sale	3,399	5,751
Net unrealized loss on securities transferred from available for sale to held to maturity	(130)	(179)
Net unrealized loss on cash flow hedging derivative instruments	(3,807)	(1,080)
Net unrealized gain on postretirement benefit costs	28	24
Total Shareholders' Equity	228,276	217,130
Total Liabilities & Shareholders' Equity	$2,354,318	$2,107,252

Non-Interest Income
Non-interest income of $5.3 million for the three months ended March 31, 2021 is an increase of $1.1 million compared to the same period in 2020. Strong demand for both purchase and refinance loans, along with a favorable mortgage servicing right valuation, led to mortgage banking revenue increasing $1.5 million or 290.3% in the first quarter of 2021 versus the prior year. Revenue at First National Wealth Management increased $171,000 or 19.1% over the same period, while other income was up $316,000 or 21.2%, centered in debit card revenue.

Non-Interest Expense
Non-interest expense of $9.9 million for the three months ended March 31, 2021 is a decrease of 10.6% or $1.2 million compared to non-interest expense of $11.0 million for the same period in 2020. The year-to-year change is primarily the result of charges taken during the first quarter of 2020, to restructure interest rate swap positions, partially offset by increases in employee expenses and furniture and equipment expense. The Company's non-GAAP efficiency ratio stood at 45.52% for the three months ended March 31, 2021, down from 58.12% for the same period in 2020. The Company's efficiency ratio was elevated in the first quarter of 2020 due to the charges taken to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for the first three months of 2020 would have been 48.49%.

Income Taxes
Income taxes on operating earnings were $1.9 million for the three months ended March 31, 2021, up $649,000 from the same period in 2020.

Investments
The Company's investment portfolio increased by $460,000 between December 31, 2020 and March 31, 2021. As of March 31, 2021, mortgage-backed securities had a carrying value of $304.3 million and a fair value of $302.6 million. Of this total, securities with a fair value of $67.6 million or 22.3% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $235.0 million or 77.7% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $124,000 at March 31, 2021. This compares to $133,000 and $174,000, net of taxes, at December 31, 2020 and March 31, 2020, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2021 and 2020 and December 31, 2020.

Dollars in thousands	March 31, 2021	December 31, 2020	March 31, 2020
Securities available for sale
U.S. Government-sponsored agencies	$21,485	$22,730	$7,552
Mortgage-backed securities	227,914	243,406	285,152
State and political subdivisions	37,558	39,474	20,224
Asset-backed securities	7,580	7,766	—
	$294,537	$313,376	$312,928
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600	$44,149	$35,981
Mortgage-backed securities	76,365	53,594	51,142
State and political subdivisions	251,137	245,620	239,719
Corporate securities	22,250	22,250	14,750
	$385,352	$365,613	$341,592
Restricted equity securities
Federal Home Loan Bank Stock	$9,068	$9,508	$8,957
Federal Reserve Bank Stock	1,037	1,037	1,037
	$10,105	$10,545	$9,994
Total securities	$689,994	$689,534	$664,514

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2021. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	9,379	1.17%	17,650	1.65%
Due after 10 years	12,106	2.00%	17,950	2.06%
Total	21,485	1.64%	35,600	1.85%
Mortgage-Backed Securities
Due in 1 year or less	2,516	0.07%	415	4.70%
Due in 1 to 5 years	12,807	(0.11)%	5,075	0.44%
Due in 5 to 10 years	27,818	1.96%	6,311	2.74%
Due after 10 years	184,773	1.70%	64,564	1.44%
Total	227,914	1.62%	76,365	1.50%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	2,761	5.83%
Due in 1 to 5 years	365	6.15%	11,917	5.25%
Due in 5 to 10 years	11,078	4.76%	137,834	4.49%
Due after 10 years	26,115	3.95%	98,625	3.81%
Total	37,558	4.21%	251,137	4.27%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	2,312	0.99%	—	0.00%
Due after 10 years	5,268	0.90%	—	0.00%
Total	7,580	0.93%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.75%
Due in 1 to 5 years	—	0.00%	10,000	5.43%
Due in 5 to 10 years	—	0.00%	11,500	4.70%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	22,250	4.93%
	$294,537	1.91%	$385,352	3.54%
Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at March 31, 2021 amounted to $10.0 million, or 1.51% of the amortized cost of the total securities portfolio. At December 31, 2020, this amount was $1.2 million, or 0.18% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of March 31, 2021, the Company had temporarily impaired securities with a fair value of $268.0 million and unrealized losses of $10.0 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $3.7 million as of March 31, 2021, compared with $3.9 million at December 31, 2020. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2021:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated	Unrealized Losses	Fair Value (Estimated	Unrealized Losses
U.S. Government-sponsored agencies	$51,894	$(3,601)	$—	$—	$51,894	$(3,601)
Mortgage-backed securities	180,138	(5,335)	3,744	(130)	183,882	(5,465)
State and political subdivisions	28,783	(808)	—	—	28,783	(808)
Corporate Securities	3,414	(86)	—	—	3,414	(86)
	$264,229	$(9,830)	$3,744	$(130)	$267,973	$(9,960)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2021, there were $3.6 million unrealized losses on these securities compared to $333,000 unrealized losses as of December 31, 2020. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at March 31, 2021.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2021, there were $5.5 million of unrealized losses on these securities compared with $812,000 at December 31, 2020. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2021 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2021. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2021, there were $808,000 of unrealized losses on these securities compared to $3,000 at December 31, 2020. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At March 31, 2021, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2021 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2021.

Corporate securities. As of March 31, 2021, there were $86,000 of unrealized losses on these securities compared to $2,000 at December 31, 2020. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2021, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2021, the Bank's investment in FHLB stock totaled $9.1 million. This compares to $9.5 million as of December 31, 2020 and $9.0 million as of March 31, 2020. FHLB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through March 31, 2021. The Company will continue to monitor its investment in FHLB stock.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2021, the Bank had $3.5 million in loans held for sale. This compares to $5.9 million loans held for sale at December 31, 2020 and $561,000 loans held for sale at March 31, 2020. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first three months of 2021, with total loans at $1.52 billion at March 31, 2021, up $40.0 million or 2.7% from total loans of $1.48 billion at December 31, 2020. Commercial loans increased $37.2 million or 4.7% between December 31, 2020 and March 31, 2021, municipal loans increased $5.7 million or 13.0%, residential term loans decreased $1.8 million and home equity lines of credit decreased $2.5 million. Loans made under the U.S. Small Business Administration's PPP accounted for $62.7 million to commercial loans as of March 31, 2021.
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
Construction loans, both commercial and residential, at 36.6% of capital are well under the regulatory guidance of 100.0% of capital at March 31, 2021. Construction loans and non-owner-occupied commercial real estate loans are at 155.2% of total capital, well under the regulatory guidance of 300.0% of capital at March 31, 2021.
The following table summarizes the loan portfolio, by class, at March 31, 2021 and 2020 and December 31, 2020.

Dollars in thousands	March 31, 2021		December 31, 2020		March 31, 2020
Commercial
Real estate	$469,974	31.0%	$442,121	29.9%	$382,753	28.5%
Construction	53,394	3.5%	56,565	3.8%	43,913	3.3%
Other	297,488	19.6%	285,015	19.3%	237,896	17.7%
Municipal	49,476	3.3%	43,783	3.0%	43,537	3.2%
Residential
Term	520,317	34.3%	522,070	35.3%	500,971	37.3%
Construction	24,796	1.6%	21,600	1.5%	15,202	1.1%
Home equity line of credit	77,210	5.1%	79,750	5.4%	90,674	6.7%
Consumer	24,117	1.6%	25,857	1.8%	29,262	2.2%
Total loans	$1,516,772	100.0%	$1,476,761	100.0%	$1,344,208	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2021.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$145	$23,204	$56,119	$390,506	$469,974
Construction	321	7,394	1,880	43,799	53,394
Other	941	142,955	75,134	78,458	297,488
Municipal	—	25,353	10,675	13,448	49,476
Residential
Term	254	8,468	45,373	466,222	520,317
Construction	—	523	—	24,273	24,796
Home equity line of credit	1,566	611	334	74,699	77,210
Consumer	6,116	6,283	6,335	5,383	24,117
Total loans	$9,343	$214,791	$195,850	$1,096,788	$1,516,772
The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2021.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$350,590	23.1%	$119,384	7.9%	$469,974	31.0%
Construction	50,257	3.3%	3,137	0.2%	53,394	3.5%
Other	255,210	16.8%	42,278	2.8%	297,488	19.6%
Municipal	49,300	3.3%	176	0.0%	49,476	3.3%
Residential
Term	451,332	29.8%	68,985	4.5%	520,317	34.3%
Construction	24,720	1.6%	76	0.0%	24,796	1.6%
Home equity line of credit	1,656	0.1%	75,554	5.0%	77,210	5.1%
Consumer	18,209	1.2%	5,908	0.4%	24,117	1.6%
Total loans	$1,201,274	79.2%	$315,498	20.8%	$1,516,772	100.0%

Loan Concentrations
As of March 31, 2021, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2021, impaired loans with specific reserves totaled $4.4 million and the amount of such reserves was $900,000. This compares to impaired loans with specific reserves of $3.9 million at December 31, 2020 and the amount of such reserves was $462,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2021 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of March 31, 2021 and 2020 and December 31, 2020. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2021		December 31, 2020		March 31, 2020
Commercial
Real estate	$5,741	31.0%	$5,178	29.9%	$3,862	28.5%
Construction	649	3.5%	662	3.8%	424	3.3%
Other	4,080	19.6%	3,438	19.3%	2,427	17.7%
Municipal	185	3.3%	171	3.0%	29	3.2%
Residential
Term	2,962	34.3%	2,579	35.3%	1,226	37.2%
Construction	131	1.6%	102	1.5%	32	1.2%
Home equity line of credit	947	5.1%	1,211	5.4%	1,012	6.7%
Consumer	872	1.6%	778	1.8%	725	2.2%
Unallocated	1,027	—%	2,134	—%	2,121	—%
Total	$16,594	100.0%	$16,253	100.0%	$11,858	100.0%

The allowance for loan losses totaled $16.6 million at March 31, 2021, compared to $16.3 million as of December 31, 2020 and $11.9 million as of March 31, 2020. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $438,000 in the first three months of 2021 from $462,000 at December 31, 2020 to $900,000 at March 31, 2021. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $214,000 in the first three months of 2021. The portion of the reserve based on qualitative factors increased $796,000 in the first three months of 2021 due to a mix of factors. These included changes in various macroeconomic measures used in the qualitative model, updated analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications. Unallocated reserves of $2.1 million, or 13.1% of the total reserve at December 31, 2020, decreased to $1.0 million, or 6.2% as of March 31, 2021. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the unallocated portion of the reserve at March 31, 2021 adequately addresses general imprecision related to loan portfolio growth, along with other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance.
A breakdown of the allowance for loan losses as of March 31, 2021, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$174	$797	$4,770	$—	$5,741
Construction	21	90	538	—	649
Other	563	503	3,014	—	4,080
Municipal	—	—	185	—	185
Residential
Term	142	259	2,561	—	2,962
Construction	—	12	119	—	131
Home equity line of credit	—	130	817	—	947
Consumer	—	285	587	—	872
Unallocated	—	—	—	1,027	1,027
	$900	$2,076	$12,591	$1,027	$16,594

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $525,000 for the first three months of 2021 and $400,000 the first three months of 2020. Net charge-offs were $184,000 in the first three months of 2021, up slightly from $181,000 in the first three months of 2020. Our allowance as a percentage of outstanding loans was 1.09% as of March 31, 2021, down slightly from 1.10% as of December 31, 2020, and up from 0.88% as of March 31, 2020.

The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2021 and 2020 and for the year ended December 31, 2020:

Dollars in thousands	March 31, 2021	December 31, 2020	March 31, 2020
Balance at the beginning of year	$16,253	$11,639	$11,639
Loans charged off:
Commercial
Real estate	5	1,088	—
Construction	—	—	—
Other	142	27	—
Municipal	—	—	—
Residential
Term	29	66	2
Construction	—	—	—
Home equity line of credit	—	153	153
Consumer	103	327	100
Total	279	1,661	255
Recoveries on loans previously charged off
Commercial
Real estate	65	—	—
Construction	—	—	—
Other	—	37	20
Municipal	—	—	—
Residential
Term	6	34	10
Construction	—	—	—
Home equity line of credit	1	22	1
Consumer	23	132	43
Total	95	225	74
Net loans charged off	184	1,436	181
Provision for loan losses	525	6,050	400
Balance at end of period	$16,594	$16,253	$11,858
Ratio of net loans charged off to average loans outstanding[1]	0.05%	0.10%	0.05%
Ratio of allowance for loan losses to total loans outstanding	1.09%	1.10%	0.88%
1 Annualized using a 365-day basis for 2021 and a 366-day basis for 2020.
In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, including effects of the COVID-19 pandemic.

COVID-19 Impact on Loan Portfolio
The Company continues to actively work with borrowers impacted by the COVID-19 outbreak. As of March 31, 2021, a total of 1037 loan modification requests for interest-only payments or deferred payments have been completed in conformance with the Interagency Statement on Loan Modifications and Reporting issued March 23, 2020, Section 4013 of the Coronavirus Aid, Relief, Economic Security (CARES) Act, or H.R. 133 signed December 27, 2020, which was extended by the Supplemental Appropriations Act, representing $291.3 million in loan balances, or approximately 20.0% of the overall loan portfolio. One of these modifications of a de minimis amount has been classified as a Troubled Debt Restructure since being modified. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest.
As of March 31, 2021, loans totaling $50.6 remained in their original modification or had had a subsequent modification, representing 3.3% of the overall portfolio. Refer to Note 3 of the financial statements for further detail.
First National Bank is a designated SBA preferred lender and has participated in both the 2020 (PPP1) and 2021 (PPP2) rounds of the Payroll Protection Program. Under PPP1, 1,710 loans were granted totaling $97.3 million in funds disbursed to qualified small businesses. The Bank has been actively working with these borrowers to process applications for forgiveness per PPP guidelines; as of March 31, 2021, PPP1 balances had been reduced to $17.6 million. Under PPP2, 955 loans totaling $45.1 million had been granted as of March 31, 2021.
The impact of the consequences of COVID-19 upon borrowers and ultimately the Company's loan portfolio metrics remains difficult to estimate or ascertain. The State of Maine, where most of the Bank's customers reside and/or operate businesses has gradually re-opened its economy. Impacts upon economic activity have been mixed with some sectors, such as residential real estate and outdoor recreation, performing strongly while others such as hospitality and indoor dining have been negatively impacted. Quarantines for visitors from many states and limits on the size of public gatherings remain in place, but are expected to be lifted in coming months. As of March 31, 2021, approximately 11% of the Company’s loan portfolio consisted of hospitality or restaurant industry borrowers, considered amongst the most impacted by COVID-19.

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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.46% at March 31, 2021 and December 31, 2020, and 0.75% at March 31, 2020. The following table shows the distribution of nonperforming loans by class as of March 31, 2021 and 2020 and December 31, 2020:

Dollars in thousands	March 31, 2021	December 31, 2020	March 31, 2020
Commercial
Real estate	$748	$543	$1,748
Construction	89	89	246
Other	1,675	1,481	457
Municipal	—	—	—
Residential
Term	3,577	3,593	5,615
Construction	—	—	—
Home equity line of credit	852	1,015	1,916
Consumer	—	—	66
Total nonperforming loans	$6,941	$6,721	$10,048
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2021, loans 90 or more days past due and still accruing interest totaled $85,000, compared to $1.5 million at December 31, 2020 and $3.8 million at March 31, 2020.

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
As of March 31, 2021, we had 73 loans with a balance of $11.3 million that have been restructured. This compares to 74 loans with a balance of $11.5 million and 81 loans with a balance of $15.0 million classified as TDRs as of December 31, 2020 and March 31, 2020, respectively.
The following table shows the activity in loans classified as TDRs between December 31, 2020 and March 31, 2021:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2020	74	$11,534
Added in 2021	1	262
Loans paid off in 2021	(2)	(363)
Repayments in 2021	—	(127)
Total at March 31, 2021	73	$11,306

As of March 31, 2021, 52 loans with an aggregate balance of $9.4 million were performing under the modified terms, 21 loans with an aggregate balance of $1.9 million were on nonaccrual and there were no loans more than 30 days past due and accruing. As a percentage of aggregate outstanding balance, 83.1% were performing under the modified terms and 16.9% were on nonaccrual.

The performance status of all TDRs as of March 31, 2021, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$2,453	$—	$72	$2,525
Construction	681	—	—	681
Other	545	—	419	964
Municipal	—	—	—	—
Residential
Term	5,690	—	1,257	6,947
Construction	—	—	—	—
Home equity line of credit	22	—	160	182
Consumer	7	—	—	7
	$9,398	$—	$1,908	$11,306
Percent of balance	83.1%	—%	16.9%	100.0%
Number of loans	52	—	21	73
Associated specific reserve	$531	$—	$164	$695

Residential, HELOC and consumer TDRs as of March 31, 2021 included 52 loans with an aggregate balance of $7.1 million, and the modifications granted fell into five major categories. Loans totaling $4.9 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $2.7 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $200,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Rate concessions were granted on loans totaling $1.6 million. Loans with an aggregate balance of $833,000 were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of March 31, 2021 were comprised of 21 loans with a balance of $4.2 million. Of this total, six loans with an aggregate balance of $1.3 million had an extended period of interest-only payments, deferring the start of principal repayment. Three loans with an aggregate balance of $334,000 had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Six loans with an aggregate balance of $626,000 had a deferral of payment. The remaining six loans with an aggregate balance of $1.9 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of March 31, 2021, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $708,000. There were also 21 loans with an outstanding balance of $1.9 million that were classified as TDRs and on non-accrual status, of which one loan with an outstanding balance of $92,000 was in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $16.3 million at March 31, 2021, and have increased $301,000 from December 31, 2020. There were 144 impaired loans at March 31, 2021 up from 140 loans at December 31, 2020. Impaired commercial loans increased $613,000 between December 31, 2020 and March 31, 2021. The specific allowance for impaired commercial loans increased from $299,000 at December 31, 2020 to $758,000 as of March 31, 2021, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2020 to March 31, 2021, impaired residential loans decreased $147,000 and impaired home equity lines of credit decreased $164,000.

The following table sets forth impaired loans as of March 31, 2021 and 2020 and December 31, 2020:

Dollars in thousands	March 31, 2021	December 31, 2020	March 31, 2020
Commercial
Real estate	$3,201	$3,029	$6,223
Construction	770	770	947
Other	2,220	1,779	990
Municipal	—	—	—
Residential
Term	9,267	9,414	12,038
Construction	—	—	—
Home equity line of credit	875	1,039	2,228
Consumer	7	8	67
Total	$16,340	$16,039	$22,493

Past Due Loans
The Bank's overall loan delinquency ratio was 0.37% at March 31, 2021 compared to 0.66% at December 31, 2020 and 1.62% at March 31, 2020. Loans 90 days delinquent and accruing decreased from $1.5 million at December 31, 2020 to $85,000 as of March 31, 2021. The following table sets forth loan delinquencies as of March 31, 2021 and 2020 and December 31, 2020:

Dollars in thousands	March 31, 2021	December 31, 2020	March 31, 2020
Commercial
Real estate	$469	$555	$4,234
Construction	127	93	305
Other	1,335	2,634	5,868
Municipal	—	—	—
Residential
Term	2,289	3,955	7,761
Construction	111	—	—
Home equity line of credit	1,000	2,336	3,311
Consumer	291	149	350
Total	$5,622	$9,722	$21,829
Loans 30-89 days past due to total loans	0.21%	0.36%	0.86%
Loans 90+ days past due and accruing to total loans	0.01%	0.10%	0.28%
Loans 90+ days past due on non-accrual to total loans	0.15%	0.20%	0.49%
Total past due loans to total loans	0.37%	0.66%	1.62%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2021, there were two potential problem loans with a balance of $187,000 or 0.012% of total loans. This compares to five loans with a balance of $195,000 or 0.010% of total loans at December 31, 2020.
As of March 31, 2021, there were 17 loans in the process of foreclosure with a total balance of $1.4 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the

Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2021, there were two properties owned with an OREO balance of $401,000, net of an allowance for losses of $45,000, compared to December 31, 2020 when there were four properties owned with an OREO balance of $908,000, net of an allowance for loan losses of $45,000 and March 31, 2020 when there were three properties owned with an OREO balance of $316,000, with no allowance for losses.

The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2021	December 31, 2020	March 31, 2020
Carrying Value
Commercial
Real estate	$446	$445	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	508	316
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$446	$953	$316
Related Allowance
Commercial
Real estate	$45	$45	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$45	$45	$—
Net Value
Commercial
Real estate	$401	$400	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	508	316
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$401	$908	$316

Liquidity Management
As of March 31, 2021, the Bank had primary sources of liquidity of $925.6 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $527.4 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 79.2% of total average assets in the first three months of 2021. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with two correspondent banks and availability through the Federal Reserve Bank Borrower in Custody program. In the second quarter of 2020, the Bank enrolled in the Paycheck Protection Program Liquidity Facility (PPPLF) offered by the Federal Reserve Bank of Boston. PPPLF offers the ability to obtain advances dollar for dollar against the value of pledged PPP loans. The facility will be available to draw upon until June 30. 2021; no PPP loans have been pledged and no PPPLF advances have been taken to date.
Deposits
During the first three months of 2021, total deposits increased by $108.9 million or 5.9% from December 31, 2020 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $68.1 million or 6.3% in the first three months of 2021, money market deposits increased $12.1 million or 7.4%, and certificates of deposit increased $28.7 million or 4.7%. Between March 31, 2020 and March 31, 2021, total deposits increased by $308.9 million or 18.8%. Low-cost deposits increased by $370.9 million or 48.0%, money market accounts increased $14.7 million or 9.1%, and certificates of deposit decreased $76.6 million or 10.8%. The increase in low-cost deposits allowed for a decrease in higher cost Borrowed Funds.
Borrowed Funds
The Company uses funding from the Federal Home Loan Bank of Boston (FHLB), the Federal Reserve Bank of Boston (FRB) and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2021, borrowed funds decreased $32.4 million or 12.4% from December 31, 2020; the reduction is centered in the paydown to zero of funds advanced from FRB. Between March 31, 2020 and March 31, 2021, borrowed funds decreased by $18.4 million or 7.4% as maturing advances from FHLB were repaid rather than renewed.
Shareholders' Equity
Shareholders' equity as of March 31, 2021 was $228.2 million, compared to $223.7 million as of December 31, 2020 and $215.3 million as of March 31, 2020. The Company's earnings in the first three months of 2021, net of dividends declared, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" now stands at $219,000 as of March 31, 2021 compared to $5.0 million as of December 31, 2020. The net unrealized loss on cash flow hedging derivative instruments now stands at $1.5 million, compared $4.9 million as of December 31, 2020.
A cash dividend of $0.31 per share was declared in the first quarter of 2021. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 37.80% for the first three months of 2021 compared to 50.00% for the same period in 2020. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2021 is this year's net income plus $28.0 million.
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

The Company met each of the well-capitalized ratio guidelines at March 31, 2021. The following tables indicate the capital ratios for the Bank and the Company at March 31, 2021 and December 31, 2020.

As of March 31, 2021	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.49%	13.57%	13.57%	14.72%
Company	8.54%	13.68%	13.68%	14.83%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2020	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.44%	13.54%	13.54%	14.70%
Company	8.49%	13.66%	13.66%	14.82%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The Bank maintains and annually updates a capital plan over a five year horizon; the capital plan was last updated in the second quarter of 2020. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status. To further validate its internal results, the Bank engaged a third party consultant during the first quarter of 2021 to conduct credit stress tests on its loan portfolio under six scenarios. Three of the scenarios emulated the Federal Reserve's Dodd Frank Act Stress Tests (DFAST), and three were developed by a leading forecasting firm. The consultant's report applied projected credit losses over a thirteen quarter horizon to the Bank's capital position with immediate effect. In each of the six scenarios the Bank remained well capitalized.

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

At March 31, 2021, the Bank had 11 outstanding off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $260.0 million and an unrealized loss of $1.5 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At March 31, 2021, the Bank's derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of March 31, 2021, the Bank had six loan swap agreements in place with a total notional value of $83.7 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2021:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$229,648	$174,552	$—	$55,096	$—
Operating leases	670	44	89	57	480
Certificates of deposit	634,330	485,585	128,224	20,521	—
Total	$864,648	$660,181	$128,313	$75,674	$480
Total loan commitments and unused lines of credit	$247,449	$247,449	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2021 was 4.08% of total assets compared to 5.54% of total assets at December 31, 2020. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2021, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$63,864	$58,348	$246,776	$310,901
Restricted stock, at cost	9,068	—	—	1,037
Loans held for sale	—	—	—	3,522
Loans	508,748	247,807	535,473	224,744
Other interest-earning assets	4,850	24,902	—	—
Non-rate-sensitive assets	106,800	—	—	90,028
Total assets	693,330	331,057	782,249	630,232
Interest-bearing deposits	593,163	229,300	150,936	777,122
Borrowed funds	102,600	—	55,096	—
Non-rate-sensitive liabilities and equity	—	—	—	528,651
Total liabilities and equity	695,763	229,300	206,032	1,305,773
Period gap	$(2,433)	$101,757	$576,217	$(675,541)
Percent of total assets	(0.10)%	4.18%	23.65%	(27.72)%
Cumulative gap (current)	$(2,433)	$99,324	$675,541	$—
Percent of total assets	(0.10)%	4.08%	27.72%	—%

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

The Company's most recent simulation model projects net interest income would decrease by approximately 1.5% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and increase by approximately 0.1% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 9.3% in a falling-rate scenario, and higher than that earned in a stable rate environment by 1.0% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2021 and December 31, 2020 is presented in the following table:

Changes in Net Interest Income	March 31, 2021	December 31, 2020
Year 1
Projected change if rates decrease by 1.0%	-1.5%	-1.4%
Projected change if rates increase by 2.0%	0.1%	-0.3%
Year 2
Projected change if rates decrease by 1.0%	-9.3%	-6.4%
Projected change if rates increase by 2.0%	1.0%	0.1%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2021, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2021, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.
Cessation of LIBOR
The Company is aware that certain tenors of USD LIBOR may no longer be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023. The Federal Reserve formed the Alternative Reference Rates Committee (ARRC) to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate (SOFR) as a replacement for LIBOR. The International Swap and Derivatives Association (ISDA), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and recently issued a voluntary fallback protocol for market participants. The Company has formed a working group to address the change away from LIBOR. Management intends to continue to monitor developments from ARRC and ISDA, along with guidance from US banking regulators, closely, and expects to pursue the steps ultimately recommended to provide for an orderly transition to a post-LIBOR environment. Each of the interest rate swap contracts the Company has in place as of March 31, 2021 is tied to a LIBOR tenor expected to be published until June 2023. Two contracts carrying a total notional value of $50 million are set to mature in 2021; two additional contracts with a total notional value of $45 million mature prior to June 30, 2023, and an additional seven contracts with a total notional amount of $165 million have maturity dates beyond June 30, 2023. Six customer loan swap contracts have maturity dates of December 19, 2029, August 21, 2030, April 30, 2031, July 1, 2035, October 1, 2035 and April 1, 2039.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2021, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information
Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

The Company's Form 10-K for the year ended December 31, 2020 provides information on risk factors at that time and mentions the potential economic consequences associated with the COVID-19 outbreak. Since the 10-K was published, the COVID-19 outbreak continues to be a worldwide pandemic with a myriad of adverse impacts upon society as a whole. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, Federal, State and Local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The initial restrictions and other consequences of the pandemic resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail sales, travel, hospitality and food and beverage industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate. Restrictions have been at least partially lifted nationally and within the Company's operating footprint with some level of economic recovery resulting. An increase in virus spread or infection rates could result in restrictions being re-implemented with further negative impact to economic activity.
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the three months ended March 31, 2021:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2021	5,776	24.40	—	—
February 2021	1,175	25.10	—	—
March 2021	1,606	28.70	—	—
	8,557	$25.03	—	—

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
Exhibit 3.5 Conformed Copy of the Company's Bylaws (incorporated by reference to Exhibit 3.5 to the Company's Form 10-K filed March 10, 2017).
Exhibit 3.6 Amendment to the Company Bylaws (incorporated by reference to Exhibit 3.6 to the Company;s Form 8-K filed under item 5.03 on December 20, 2019.
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
Exhibit 23.1 Consent of Independent Registered Public Accounting firm on Form 10-K filed on March 5, 2021.
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

Date: May 7, 2021

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: May 7, 2021