Form 10-Q
period 2021-09-30
First Bancorp, Inc /ME/
filed 2021-11-05
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2021
Common Stock: 10,996,274 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarter ended September 30,
except for per share amounts	2021	2020	2021	2020
Summary of Operations
Interest Income	$57,082	$57,986	$19,588	$18,506
Interest Expense	8,475	13,832	2,577	3,761
Net Interest Income	48,607	44,154	17,011	14,745
Provision for Loan Losses	1,575	4,550	525	1,800
Non-Interest Income	14,584	13,627	4,375	4,805
Non-Interest Expense	29,302	29,236	9,932	9,276
Net Income	26,723	20,159	9,014	7,095
Per Common Share Data
Basic Earnings per Share	$2.45	$1.86	$0.83	$0.65
Diluted Earnings per Share	2.43	1.84	0.82	0.65
Cash Dividends Declared	0.95	0.92	0.32	0.31
Book Value per Common Share	21.72	20.05	21.72	20.05
Tangible Book Value per Common Share[2]	18.90	17.32	18.90	17.32
Market Value	29.14	21.07	29.14	21.07
Financial Ratios
Return on Average Equity[1]	15.28%	12.32%	14.92%	12.80%
Return on Average Tangible Common Equity[1,2]	17.62%	14.27%	17.14%	14.81%
Return on Average Assets[1]	1.48%	1.22%	1.44%	1.24%
Average Equity to Average Assets	9.68%	9.89%	9.66%	9.65%
Average Tangible Equity to Average Assets[2]	8.40%	8.54%	8.41%	8.34%
Net Interest Margin Tax-Equivalent[1,2]	2.94%	2.93%	2.96%	2.82%
Dividend Payout Ratio	38.78%	49.46%	38.55%	47.69%
Allowance for Loan Losses/Total Loans	1.08%	1.07%	1.08%	1.07%
Non-Performing Loans to Total Loans	0.39%	0.63%	0.39%	0.63%
Non-Performing Assets to Total Assets	0.25%	0.43%	0.25%	0.43%
Efficiency Ratio[2]	45.04%	50.00%	44.85%	45.97%
At Period End
Total Assets	$2,529,591	$2,296,626	$2,529,591	$2,296,626
Total Loans	1,617,212	1,436,646	1,617,212	1,436,646
Total Investment Securities	693,762	682,647	693,762	682,647
Total Deposits	2,033,213	1,763,059	2,033,213	1,763,059
Total Shareholders' Equity	238,737	219,440	238,737	219,440
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2021 and 2020 and for the three-month and nine-months periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
November 5, 2021

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Cash and cash equivalents	$27,126,000	$26,212,000	$22,742,000
Interest bearing deposits in other banks	93,779,000	56,151,000	48,111,000
Securities available for sale	309,224,000	313,376,000	340,140,000
Securities to be held to maturity (fair value of $379,797,000 at September 30, 2021, $377,134,000 at December 31, 2020 and $342,062,000 at September 30, 2020)	375,699,000	365,613,000	331,962,000
Restricted equity securities, at cost	8,839,000	10,545,000	10,545,000
Loans held for sale	1,437,000	5,855,000	6,387,000
Loans	1,617,212,000	1,476,761,000	1,436,646,000
Less allowance for loan losses	17,507,000	16,253,000	15,371,000
Net loans	1,599,705,000	1,460,508,000	1,421,275,000
Accrued interest receivable	8,380,000	9,298,000	10,249,000
Premises and equipment, net	29,106,000	27,251,000	27,110,000
Other real estate owned	—	908,000	777,000
Goodwill	30,646,000	30,646,000	29,805,000
Other assets	45,650,000	54,873,000	47,523,000
Total assets	$2,529,591,000	$2,361,236,000	$2,296,626,000
Liabilities
Demand deposits	$354,899,000	$250,219,000	$248,444,000
NOW deposits	625,294,000	520,385,000	492,223,000
Money market deposits	190,420,000	163,819,000	156,948,000
Savings deposits	348,033,000	304,603,000	275,513,000
Certificates of deposit	514,567,000	605,585,000	589,931,000
Total deposits	2,033,213,000	1,844,611,000	1,763,059,000
Borrowed funds – short term	178,109,000	206,940,000	228,687,000
Borrowed funds – long term	55,092,000	55,098,000	55,100,000
Other liabilities	24,440,000	30,861,000	30,340,000
Total liabilities	2,290,854,000	2,137,510,000	2,077,186,000
Shareholders' equity
Common stock, one cent par value per share	110,000	110,000	109,000
Additional paid-in capital	66,471,000	65,285,000	64,943,000
Retained earnings	174,391,000	158,359,000	154,783,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(627,000)	5,009,000	5,520,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(99,000)	(133,000)	(139,000)
Net unrealized loss on cash flow hedging derivative instruments	(1,537,000)	(4,932,000)	(5,800,000)
Net unrealized gain on postretirement costs	28,000	28,000	24,000
Total shareholders' equity	238,737,000	223,726,000	219,440,000
Total liabilities & shareholders' equity	$2,529,591,000	$2,361,236,000	$2,296,626,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,992,950	10,950,289	10,942,959
Book value per common share	$21.72	$20.43	$20.05
Tangible book value per common share	$18.90	$17.60	$17.32
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans (includes tax-exempt income of $832,000 YTD September 30, 2021 and $899,000 YTD September 30, 2020)	$45,864,000	$44,124,000	$15,905,000	$14,109,000
Interest on deposits with other banks	45,000	87,000	21,000	8,000
Interest and dividends on investments (includes tax-exempt income of $5,798,000 YTD September 30, 2021 and $5,649,000 YTD September 30, 2020)	11,173,000	13,775,000	3,662,000	4,389,000
Total interest income	57,082,000	57,986,000	19,588,000	18,506,000
Interest expense
Interest on deposits	5,796,000	11,613,000	1,650,000	2,866,000
Interest on borrowed funds	2,679,000	2,219,000	927,000	895,000
Total interest expense	8,475,000	13,832,000	2,577,000	3,761,000
Net interest income	48,607,000	44,154,000	17,011,000	14,745,000
Provision for loan losses	1,575,000	4,550,000	525,000	1,800,000
Net interest income after provision for loan losses	47,032,000	39,604,000	16,486,000	12,945,000
Non-interest income
Investment management and fiduciary income	3,352,000	2,712,000	1,135,000	909,000
Service charges on deposit accounts	1,132,000	1,257,000	413,000	375,000
Net securities gains (losses)	22,000	1,179,000	(142,000)	—
Mortgage origination and servicing income, net of amortization	4,351,000	3,802,000	1,030,000	1,914,000
Debit card income	3,875,000	3,041,000	1,332,000	1,064,000
Other operating income	1,852,000	1,636,000	607,000	543,000
Total non-interest income	14,584,000	13,627,000	4,375,000	4,805,000
Non-interest expense
Salaries and employee benefits	15,600,000	14,719,000	5,424,000	5,032,000
Occupancy expense	2,148,000	2,117,000	735,000	709,000
Furniture and equipment expense	3,535,000	3,438,000	1,135,000	1,184,000
FDIC insurance premiums	600,000	548,000	209,000	189,000
Amortization of identified intangibles	52,000	32,000	17,000	10,000
Other operating expense	7,367,000	8,382,000	2,412,000	2,152,000
Total non-interest expense	29,302,000	29,236,000	9,932,000	9,276,000
Income before income taxes	32,314,000	23,995,000	10,929,000	8,474,000
Income tax expense	5,591,000	3,836,000	1,915,000	1,379,000
NET INCOME	$26,723,000	$20,159,000	$9,014,000	$7,095,000
Basic earnings per common share	$2.45	$1.86	$0.83	$0.65
Diluted earnings per common share	$2.43	$1.84	$0.82	$0.65
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale, net of taxes	$(5,636,000)	$1,863,000	$(1,817,000)	$(1,580,000)
Net unrealized gain on transferred securities, net of taxes	34,000	43,000	14,000	7,000
Net unrealized gain (loss) on cash flow hedging derivative instruments, net of taxes	3,395,000	(5,897,000)	546,000	387,000
Other comprehensive loss	(2,207,000)	(3,991,000)	(1,257,000)	(1,186,000)
Comprehensive income	$24,516,000	$16,168,000	$7,757,000	$5,909,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
Net income	—	—	20,159,000	—	20,159,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,863,000	1,863,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	43,000	43,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(5,897,000)	(5,897,000)
Comprehensive income (loss)	—	—	20,159,000	(3,991,000)	16,168,000
Cash dividends declared ($0.92 per share)	—	—	(10,058,000)	—	(10,058,000)
Equity compensation expense	—	482,000	—	—	482,000
Payment to repurchase common stock	(5,447)	—	(157,000)	—	(157,000)
Issuance of restricted stock	27,345	—	—	—	—
Proceeds from sale of common stock	21,851	497,000	—	—	497,000
Balance at September 30, 2020	10,942,959	$65,052,000	$154,783,000	$(395,000)	$219,440,000

Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
Net income	—	—	26,723,000	—	26,723,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(5,636,000)	(5,636,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	34,000	34,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	3,395,000	3,395,000
Comprehensive income (loss)	—	—	26,723,000	(2,207,000)	24,516,000
Cash dividends declared ($0.95 per share)	—	—	(10,438,000)	—	(10,438,000)
Equity compensation expense	—	672,000	—	—	672,000
Payment to repurchase common stock	(10,252)	—	(253,000)	—	(253,000)
Issuance of restricted stock	34,689	—	—	—	—
Proceeds from sale of common stock	18,224	514,000	—	—	514,000
Balance at September 30, 2021	10,992,950	$66,581,000	$174,391,000	$(2,235,000)	$238,737,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income	$26,723,000	$20,159,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,540,000	1,670,000
Change in deferred taxes	483,000	(24,000)
Provision for loan losses	1,575,000	4,550,000
Loans originated for resale	(89,166,000)	(53,772,000)
Proceeds from sales and transfers of loans	96,227,000	49,941,000
Net gain on sales of loans	(2,643,000)	(2,402,000)
Net gain on sale or call of securities	(22,000)	(1,179,000)
Net amortization of premiums on investments	1,801,000	1,425,000
Net (gain) loss on sale of other real estate owned	(91,000)	5,000
Provision for losses on other real estate owned	—	45,000
Equity compensation expense	672,000	482,000
Net (increase) decrease in other assets and accrued interest	14,364,000	(9,757,000)
Net increase (decrease) in other liabilities	(6,522,000)	9,579,000
Net (gain) loss on disposal of premises and equipment	2,000	(3,000)
Amortization of investment in limited partnership	232,000	313,000
Net acquisition amortization	52,000	32,000
Net cash provided by operating activities	45,227,000	21,064,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(37,628,000)	(36,801,000)
Proceeds from sales of securities available for sale	19,435,000	70,869,000
Proceeds from maturities, payments and calls of securities available for sale	85,989,000	90,809,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	70,217,000	62,916,000
Proceeds from sales of other real estate owned	999,000	279,000
Purchases of securities available for sale	(109,835,000)	(139,353,000)
Purchases of securities to be held to maturity	(80,610,000)	(113,052,000)
Redemption of restricted equity securities	1,706,000	—
Purchase of restricted equity securities	—	(1,563,000)
Net increase in loans	(140,772,000)	(141,216,000)
Capital expenditures	(3,412,000)	(7,475,000)
Proceeds from disposal of premises and equipment	—	3,000
Net cash used by investing activities	(193,911,000)	(214,584,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	279,620,000	212,641,000
Net decrease in certificates of deposit	(91,018,000)	(100,048,000)
Net increase (decrease) in short-term borrowings	(28,831,000)	53,837,000
Advances on long-term borrowings	—	55,000,000
Repayment on long-term borrowings	(6,000)	(10,005,000)
Payment to repurchase common stock	(253,000)	(157,000)
Proceeds from sale of common stock	514,000	497,000
Dividends paid	(10,428,000)	(9,936,000)
Net cash provided by financing activities	149,598,000	201,829,000
Net increase in cash and cash equivalents	914,000	8,309,000
Cash and cash equivalents at beginning of period	26,212,000	14,433,000
Cash and cash equivalents at end of period	$27,126,000	$22,742,000

	For the nine months ended
	September 30, 2021	September 30, 2020
Interest paid	$8,887,000	$14,066,000
Income taxes paid	4,573,000	3,917,000
Non-cash transactions
Net transfer from loans to other real estate owned	$—	$827,000
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

Risks and Uncertainties
In March 2020 the World Health Organization declared a worldwide pandemic as a result of the outbreak of coronavirus disease 2019 ("COVID-19"). The impact of COVID-19 continues to cause varying levels of disruption and uncertainty in the local, national, and world economies. To curtail spread of the virus, governments at all levels encouraged social distancing and many imposed restrictions on travel and group meetings, and/or mandated shut-downs of all but essential businesses. Vaccination efforts have led to a general re-opening of the economy with few remaining restrictions.
The Company’s business, financial condition, and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The Bank's primary market is the State of Maine, which relies upon tourism for a significant percentage of its economic activity. In 2020, COVID-19 adversely impacted the tourism industry to a greater degree than other industries; early data and anecdotal evidence suggest a strong rebound in tourism in 2021, limited in some cases by available labor. The highly transmissible Delta variant of COVID-19 has become the dominant strain with regional outbreaks occurring resulting in varying levels of disruption. The severity of these outbreaks or potential future outbreaks could have an impact on the Company's operating results, though the degree is indeterminable at this time.

Subsequent Events
Events occurring subsequent to September 30, 2021, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(1,106,000)	$21,939,000
Mortgage-backed securities	247,606,000	2,751,000	(3,104,000)	247,253,000
State and political subdivisions	34,590,000	895,000	(306,000)	35,179,000
Asset-backed securities	4,777,000	76,000	—	4,853,000
	$310,018,000	$3,722,000	$(4,516,000)	$309,224,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$17,000	$(1,161,000)	$34,456,000
Mortgage-backed securities	64,651,000	354,000	(1,701,000)	63,304,000
State and political subdivisions	254,198,000	7,251,000	(1,042,000)	260,407,000
Corporate securities	21,250,000	415,000	(35,000)	21,630,000
	$375,699,000	$8,037,000	$(3,939,000)	$379,797,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,802,000	$—	$—	$7,802,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,839,000	$—	$—	$8,839,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(315,000)	$22,730,000
Mortgage-backed securities	238,516,000	5,507,000	(617,000)	243,406,000
State and political subdivisions	37,752,000	1,722,000	—	39,474,000
Asset-backed securities	7,723,000	43,000	—	7,766,000
	$307,036,000	$7,272,000	$(932,000)	$313,376,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$44,149,000	$143,000	$(18,000)	$44,274,000
Mortgage-backed securities	53,594,000	736,000	(195,000)	54,135,000
State and political subdivisions	245,620,000	10,427,000	(3,000)	256,044,000
Corporate securities	22,250,000	433,000	(2,000)	22,681,000
	$365,613,000	$11,739,000	$(218,000)	$377,134,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,508,000	$—	$—	$9,508,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,545,000	$—	$—	$10,545,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$27,545,000	$180,000	$(228,000)	$27,497,000
Mortgage-backed securities	270,336,000	6,737,000	(649,000)	276,424,000
State and political subdivisions	35,271,000	1,240,000	(292,000)	36,219,000
	$333,152,000	$8,157,000	$(1,169,000)	$340,140,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$26,146,000	$294,000	$—	$26,440,000
Mortgage-backed securities	43,414,000	844,000	(119,000)	44,139,000
State and political subdivisions	245,152,000	8,660,000	(69,000)	253,743,000
Corporate securities	17,250,000	490,000	—	17,740,000
	$331,962,000	$10,288,000	$(188,000)	$342,062,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,508,000	$—	$—	$9,508,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,545,000	$—	$—	$10,545,000

The following table summarizes the contractual maturities of investment securities at September 30, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$3,788,000	$3,763,000
Due in 1 to 5 years	6,285,000	6,529,000	18,616,000	19,426,000
Due in 5 to 10 years	37,971,000	38,400,000	171,039,000	176,007,000
Due after 10 years	265,762,000	264,295,000	182,256,000	180,601,000
	$310,018,000	$309,224,000	$375,699,000	$379,797,000

The following table summarizes the contractual maturities of investment securities at December 31, 2020:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$117,000	$120,000	$3,607,000	$3,641,000
Due in 1 to 5 years	17,718,000	17,915,000	30,867,000	31,792,000
Due in 5 to 10 years	49,697,000	51,001,000	183,679,000	190,153,000
Due after 10 years	239,504,000	244,340,000	147,460,000	151,548,000
	$307,036,000	$313,376,000	$365,613,000	$377,134,000

The following table summarizes the contractual maturities of investment securities at September 30, 2020:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$7,097,000	$7,159,000	$2,454,000	$2,462,000
Due in 1 to 5 years	23,789,000	24,260,000	32,595,000	33,683,000
Due in 5 to 10 years	58,430,000	60,086,000	176,400,000	182,370,000
Due after 10 years	243,836,000	248,635,000	120,513,000	123,547,000
	$333,152,000	$340,140,000	$331,962,000	$342,062,000
At September 30, 2021, securities with a fair value of $349,978,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $297,326,000 as of December 31, 2020 and $285,253,000 at September 30, 2020, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2021 and 2020:

	For the nine months ended September 30,		For the quarter ended September 30,
	2021	2020	2021	2020
Proceeds from sales of securities	$19,435,000	$79,469,000	$3,743,000	$—
Gross realized gains	627,000	1,526,000	1,000	—
Gross realized losses	(605,000)	(347,000)	(143,000)	—
Net gain (loss)	$22,000	$1,179,000	$(142,000)	$—
Related income taxes	$5,000	$248,000	$(29,000)	$—

Prior year sales included 28 municipal securities sold in the second quarter of 2020 that had been designated as Held to Maturity. Proceeds from these sales totaled $8,600,000 against a cumulative book value of $8,332,000 resulting in a net realized gain of $268,000. The potential economic impact of COVID-19 was considered to be an isolated and unusual event that could not be reasonably anticipated as outlined in Accounting Standards Codification ("ASC") Section 320-10-25. Management conducted a review of its municipal bond portfolio in conjunction with risk mitigation efforts related to the onset of the COVID-19 virus; the intent of the review was to identify investment exposures with lower relative credit ratings, locales with perceived above average economic risk, municipal entities with reliance upon sales tax or income tax revenue, or any combination of these factors. Each of the sold positions met one or more of the criteria.
Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2021, there were 184 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 19 had been temporarily impaired for 12 months or more. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of September 30, 2021 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$37,054,000	$(1,396,000)	$16,174,000	$(871,000)	$53,228,000	$(2,267,000)
Mortgage-backed securities	207,951,000	(4,207,000)	17,337,000	(598,000)	225,288,000	(4,805,000)
State and political subdivisions	50,050,000	(1,348,000)	—	—	50,050,000	(1,348,000)
Corporate securities	3,465,000	(35,000)	—	—	3,465,000	(35,000)
	$298,520,000	$(6,986,000)	$33,511,000	$(1,469,000)	$332,031,000	$(8,455,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $99,000, net of taxes, at September 30, 2021. This compares to $133,000 and $139,000, net of taxes, at December 31, 2020 and September 30, 2020, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of September 30, 2021 and 2020, and December 31, 2020, the Bank's investment in FHLB stock totaled $7,802,000, $9,508,000 and $9,508,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2021. The Company will continue to monitor its investment in FHLB stock.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of September 30, 2021 and 2020 and at December 31, 2020:

	September 30, 2021		December 31, 2020		September 30, 2020
Commercial
Real estate	$550,077,000	34.0%	$442,121,000	29.9%	$407,128,000	28.3%
Construction	73,302,000	4.6%	56,565,000	3.8%	52,038,000	3.6%
Other	288,121,000	17.8%	285,015,000	19.3%	309,297,000	21.5%
Municipal	40,616,000	2.5%	43,783,000	3.0%	44,110,000	3.1%
Residential
Term	537,811,000	33.3%	522,070,000	35.3%	497,667,000	34.6%
Construction	29,358,000	1.8%	21,600,000	1.5%	16,101,000	1.2%
Home equity line of credit	74,594,000	4.6%	79,750,000	5.4%	82,982,000	5.8%
Consumer	23,333,000	1.4%	25,857,000	1.8%	27,323,000	1.9%
Total	$1,617,212,000	100.0%	$1,476,761,000	100.0%	$1,436,646,000	100.0%
Loan balances include net deferred loan costs of $6,597,000 as of September 30, 2021, $6,931,000 as of December 31, 2020, and $5,323,000 as of September 30, 2020. Net deferred loan costs have increased from a year ago and decreased year-to-date largely due to unearned fees and deferred costs associated with US Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans originated in 2020 and during the first and second quarters of 2021. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $356,517,000 at September 30, 2021, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $378,183,000 at December 31, 2020, and $379,387,000 at September 30, 2020. In addition, commercial, construction and home equity loans totaling $291,188,000 at September 30, 2021, $259,599,000 at December 31, 2020, and $271,905,000 at September 30, 2020, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2021, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$33,000	$—	$226,000	$259,000	$549,818,000	$550,077,000	$36,000
Construction	13,000	15,000	—	28,000	73,274,000	73,302,000	—
Other	92,000	359,000	225,000	676,000	287,445,000	288,121,000	—
Municipal	—	—	—	—	40,616,000	40,616,000	—
Residential
Term	549,000	918,000	986,000	2,453,000	535,358,000	537,811,000	190,000
Construction	—	—	—	—	29,358,000	29,358,000	—
Home equity line of credit	251,000	25,000	131,000	407,000	74,187,000	74,594,000	—
Consumer	90,000	202,000	3,000	295,000	23,038,000	23,333,000	3,000
Total	$1,028,000	$1,519,000	$1,571,000	$4,118,000	$1,613,094,000	$1,617,212,000	$229,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from Troubled Debt Restructure ("TDR") designation, which was extended by the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020. The Company actively worked with borrowers impacted by the COVID-19 outbreak and as of September 30, 2021, a total of 1,051 loan modification requests for interest-only payments or deferred payments had been completed in conformance with the Interagency Statement or CARES Act, representing $287,922,000 in loan balances, or approximately 18.3% of the loan portfolio excluding PPP balances. One of these modifications of de minimis amount has been classified as a TDR since being modified. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest.

As of September 30, 2021, loans totaling $6,609,000, or 0.41% of all loans, remained in either their original modification or a subsequent modification. Modification statuses by portfolio segment are summarized below:

Commercial/Municipal Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	156	26%	$35,130,000	15%
Charged Off	1	—%	66,000	—%
Subsequent Modification	2	—%	1,014,000	—%
Still in Original Modification	1	—%	125,000	—%
Out of Modification	445	74%	197,999,000	85%
Total	605	100%	$234,334,000	100%

Residential Real Estate Modifications
	Units	Percentage	Balance	Percentage
Paid Off	73	20%	$12,694,000	24%
Subsequent Modification	53	14%	5,405,000	10%
Still in Original Modification	1	—%	22,000	—%
Out of Modification	250	66%	34,457,000	66%
Total	377	100%	$52,578,000	100%

Consumer Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	23	34%	$209,000	21%
Charged Off	1	1%	10,000	1%
Subsequent Modification	2	3%	43,000	4%
Out of Modification	43	62%	748,000	74%
Total	69	100%	$1,010,000	100%

Information on the past-due status of loans by class of financing receivable as of December 31, 2020, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$139,000	$190,000	$226,000	$555,000	$441,566,000	$442,121,000	$—
Construction	13,000	—	80,000	93,000	56,472,000	56,565,000	—
Other	490,000	62,000	2,082,000	2,634,000	282,381,000	285,015,000	1,464,000
Municipal	—	—	—	—	43,783,000	43,783,000	—
Residential
Term	540,000	1,799,000	1,616,000	3,955,000	518,115,000	522,070,000	23,000
Construction	—	—	—	—	21,600,000	21,600,000	—
Home equity line of credit	1,645,000	324,000	367,000	2,336,000	77,414,000	79,750,000	—
Consumer	89,000	42,000	18,000	149,000	25,708,000	25,857,000	18,000
Total	$2,916,000	$2,417,000	$4,389,000	$9,722,000	$1,467,039,000	$1,476,761,000	$1,505,000

Information on the past-due status of loans by class of financing receivable as of September 30, 2020, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,397,000	$58,000	$454,000	$2,909,000	$404,219,000	$407,128,000	$—
Construction	—	—	80,000	80,000	51,958,000	52,038,000	—
Other	547,000	258,000	1,871,000	2,676,000	306,621,000	309,297,000	1,464,000
Municipal	—	—	—	—	44,110,000	44,110,000	—
Residential
Term	2,550,000	357,000	1,602,000	4,509,000	493,158,000	497,667,000	—
Construction	—	—	—	—	16,101,000	16,101,000	—
Home equity line of credit	868,000	65,000	1,392,000	2,325,000	80,657,000	82,982,000	—
Consumer	219,000	28,000	30,000	277,000	27,046,000	27,323,000	30,000
Total	$6,581,000	$766,000	$5,429,000	$12,776,000	$1,423,870,000	$1,436,646,000	$1,494,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of September 30, 2021 and 2020 and at December 31, 2020 is presented in the following table:

	September 30, 2021	December 31, 2020	September 30, 2020
Commercial
Real estate	$604,000	$543,000	$1,771,000
Construction	23,000	89,000	307,000
Other	1,251,000	1,481,000	503,000
Municipal	—	—	—
Residential
Term	3,785,000	3,593,000	4,467,000
Construction	—	—	—
Home equity line of credit	482,000	1,015,000	2,063,000
Consumer	—	—	—
Total	$6,145,000	$6,721,000	$9,111,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2021 is presented in the following table:

				For the nine months ended September 30, 2021		For the quarter ended September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,906,000	$2,257,000	$—	$2,215,000	$50,000	$2,053,000	$15,000
Construction	24,000	25,000	—	69,000	—	24,000	—
Other	1,353,000	1,459,000	—	1,534,000	12,000	1,372,000	4,000
Municipal	—	—	—	—	—	—	—
Residential
Term	7,021,000	8,181,000	—	7,231,000	101,000	7,180,000	33,000
Construction	—	—	—	9,000	—	—	—
Home equity line of credit	482,000	516,000	—	725,000	—	546,000	—
Consumer	4,000	4,000	—	6,000	—	4,000	—
	$10,790,000	$12,442,000	$—	$11,789,000	$163,000	$11,179,000	$52,000
With an Allowance Recorded
Commercial
Real estate	$894,000	$923,000	$138,000	$940,000	$30,000	$910,000	$10,000
Construction	681,000	681,000	18,000	681,000	17,000	681,000	6,000
Other	402,000	421,000	397,000	466,000	10,000	403,000	5,000
Municipal	—	—	—	—	—	—	—
Residential
Term	1,761,000	1,923,000	129,000	1,753,000	32,000	1,641,000	9,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	21,000	21,000	—	15,000	—	21,000	—
Consumer	—	—	—	1,000	—	3,000	—
	$3,759,000	$3,969,000	$682,000	$3,856,000	$89,000	$3,659,000	$30,000
Total
Commercial
Real estate	$2,800,000	$3,180,000	$138,000	$3,155,000	$80,000	$2,963,000	$25,000
Construction	705,000	706,000	18,000	750,000	17,000	705,000	6,000
Other	1,755,000	1,880,000	397,000	2,000,000	22,000	1,775,000	9,000
Municipal	—	—	—	—	—	—	—
Residential
Term	8,782,000	10,104,000	129,000	8,984,000	133,000	8,821,000	42,000
Construction	—	—	—	9,000	—	—	—
Home equity line of credit	503,000	537,000	—	740,000	—	567,000	—
Consumer	4,000	4,000	—	7,000	—	7,000	—
	$14,549,000	$16,411,000	$682,000	$15,645,000	$252,000	$14,838,000	$82,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2020 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$2,060,000	$2,368,000	$—	$4,123,000	$127,000
Construction	89,000	89,000	—	358,000	—
Other	1,591,000	1,623,000	—	999,000	15,000
Municipal	—	—	—	—	—
Residential
Term	7,335,000	8,629,000	—	8,773,000	193,000
Construction	—	—	—	—	—
Home equity line of credit	1,015,000	1,089,000	—	1,219,000	—
Consumer	8,000	8,000	—	1,000	1,000
	$12,098,000	$13,806,000	$—	$15,473,000	$336,000
With an Allowance Recorded
Commercial
Real estate	$969,000	$995,000	$112,000	$1,018,000	$43,000
Construction	681,000	681,000	18,000	579,000	30,000
Other	188,000	202,000	169,000	1,193,000	3,000
Municipal	—	—	—	—	—
Residential
Term	2,079,000	2,134,000	163,000	2,073,000	65,000
Construction	—	—	—	—	—
Home equity line of credit	24,000	24,000	—	744,000	1,000
Consumer	—	—	—	8,000	—
	$3,941,000	$4,036,000	$462,000	$5,615,000	$142,000
Total
Commercial
Real estate	$3,029,000	$3,363,000	$112,000	$5,141,000	$170,000
Construction	770,000	770,000	18,000	937,000	30,000
Other	1,779,000	1,825,000	169,000	2,192,000	18,000
Municipal	—	—	—	—	—
Residential
Term	9,414,000	10,763,000	163,000	10,846,000	258,000
Construction	—	—	—	—	—
Home equity line of credit	1,039,000	1,113,000	—	1,963,000	1,000
Consumer	8,000	8,000	—	9,000	1,000
	$16,039,000	$17,842,000	$462,000	$21,088,000	$478,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2020 is presented in the following table:

				For the nine months ended September 30, 2020		For the quarter ended September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,730,000	$4,528,000	$—	$4,673,000	$117,000	$4,068,000	$33,000
Construction	308,000	337,000	—	402,000	—	256,000	—
Other	862,000	887,000	—	796,000	19,000	814,000	6,000
Municipal	—	—	—	—	—	—	—
Residential
Term	7,783,000	9,058,000	—	9,173,000	123,000	8,024,000	31,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,478,000	1,551,000	—	1,284,000	10,000	1,438,000	2,000
Consumer	—	—	—	—	—	—	—
	$14,161,000	$16,361,000	$—	$16,328,000	$269,000	$14,600,000	$72,000
With an Allowance Recorded
Commercial
Real estate	$1,023,000	$1,047,000	$135,000	$1,032,000	$32,000	$1,027,000	$11,000
Construction	701,000	701,000	19,000	546,000	25,000	701,000	8,000
Other	161,000	183,000	128,000	1,523,000	—	143,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	2,399,000	2,466,000	204,000	2,002,000	63,000	2,207,000	27,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	886,000	886,000	403,000	981,000	1,000	870,000	1,000
Consumer	10,000	10,000	1,000	10,000	—	3,000	—
	$5,180,000	$5,293,000	$890,000	$6,094,000	$121,000	$4,951,000	$47,000
Total
Commercial
Real estate	$4,753,000	$5,575,000	$135,000	$5,705,000	$149,000	$5,095,000	$44,000
Construction	1,009,000	1,038,000	19,000	948,000	25,000	957,000	8,000
Other	1,023,000	1,070,000	128,000	2,319,000	19,000	957,000	6,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,182,000	11,524,000	204,000	11,175,000	186,000	10,231,000	58,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	2,364,000	2,437,000	403,000	2,265,000	11,000	2,308,000	3,000
Consumer	10,000	10,000	1,000	10,000	—	3,000	—
	$19,341,000	$21,654,000	$890,000	$22,422,000	$390,000	$19,551,000	$119,000

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
As of September 30, 2021, the Company had 64 loans with a balance of $10,051,000 that have been classified as TDRs. This compares to 74 loans with a balance of $11,534,000 and 78 loans with a balance of $13,390,000 classified as TDRs as of December 31, 2020 and September 30, 2020, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of September 30, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	10	$2,238,000	$138,000
Construction	1	681,000	18,000
Other	6	883,000	351,000
Municipal	—	—	—
Residential
Term	45	6,224,000	129,000
Construction	—	—	—
Home equity line of credit	1	21,000	—
Consumer	1	4,000	—
	64	$10,051,000	$636,000
The following table shows TDRs by class and the specific reserve as of December 31, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	13	$2,558,000	$106,000
Construction	1	681,000	18,000
Other	6	717,000	96,000
Municipal	—	—	—
Residential
Term	51	7,384,000	149,000
Construction	—	—	—
Home equity line of credit	2	186,000	—
Consumer	1	8,000	—
	74	$11,534,000	$369,000

The following table shows TDRs by class and the specific reserve as of September 30, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	16	$4,054,000	$130,000
Construction	1	701,000	19,000
Other	6	729,000	92,000
Municipal	—	—	—
Residential
Term	51	7,430,000	153,000
Construction	—	—	—
Home equity line of credit	3	466,000	—
Consumer	1	10,000	1,000
	78	$13,390,000	$395,000
As of September 30, 2021, 12 of the loans classified as TDRs with a total balance of $1,095,000 were more than 30 days past due. Of these loans, two had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	5	641,000	351,000
Municipal	—	—	—
Residential
Term	6	450,000	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	4,000	—
	12	$1,095,000	$351,000

As of September 30, 2020, 15 of the loans classified as TDRs with a total balance of $2,814,000 were more than 30 days past due. Of these loans, two had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	3	$1,472,000	$—
Construction	—	—
Other	4	424,000	92,000
Municipal	—	—
Residential
Term	6	743,000	—
Construction	—	—	—
Home equity line of credit	1	165,000	—
Consumer	1	10,000	1,000
	15	$2,814,000	$93,000
For the nine months ended September 30, 2021, three loans were placed on TDR status. The following table shows these TDRs, by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2021:

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

For the quarter ended September 30, 2021, no loans were placed on TDR status.

For the quarter ended September 30, 2020, one loan was placed on TDR status. The following table shows this TDR by class and the associated specific reserve included in the allowance for loan losses as of September 30, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	—	—	—	—
Construction	—	—	—	—
Home equity line of credit	—	—	—
Consumer	1	10,000	10,000	1,000
	1	$10,000	$10,000	$1,000
As of September 30, 2021, Management is aware of eight loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $961,000. There were also 19 loans with an outstanding balance of $1,648,000 that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of September 30, 2021, there were 10 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $839,000. This compares to 17 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $2,083,000 as of September 30, 2020.

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

A breakdown of the allowance for loan losses as of September 30, 2021, December 31, 2020, and September 30, 2020, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$138,000	$864,000	$5,497,000	$—	$6,499,000
Construction	18,000	117,000	744,000	—	879,000
Other	397,000	452,000	2,878,000	—	3,727,000
Municipal	—	—	189,000	—	189,000
Residential
Term	129,000	189,000	2,443,000	—	2,761,000
Construction	—	10,000	132,000	—	142,000
Home equity line of credit	—	109,000	847,000	—	956,000
Consumer	—	263,000	604,000	—	867,000
Unallocated	—	—	—	1,487,000	1,487,000
	$682,000	$2,004,000	$13,334,000	$1,487,000	$17,507,000

As of December 31, 2020	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$112,000	$721,000	$4,345,000	$—	$5,178,000
Construction	18,000	92,000	552,000	—	662,000
Other	169,000	465,000	2,804,000	—	3,438,000
Municipal	—	—	171,000	—	171,000
Residential
Term	163,000	145,000	2,271,000	—	2,579,000
Construction	—	6,000	96,000	—	102,000
Home equity line of credit	—	151,000	1,060,000	—	1,211,000
Consumer	—	282,000	496,000	—	778,000
Unallocated	—	—	—	2,134,000	2,134,000
	$462,000	$1,862,000	$11,795,000	$2,134,000	$16,253,000

As of September 30, 2020	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$135,000	$686,000	$3,940,000	$—	$4,761,000
Construction	19,000	87,000	501,000	—	607,000
Other	128,000	521,000	2,993,000	—	3,642,000
Municipal	—	—	139,000	—	139,000
Residential
Term	204,000	275,000	2,037,000	—	2,516,000
Construction	—	10,000	71,000	—	81,000
Home equity line of credit	403,000	79,000	975,000	—	1,457,000
Consumer	1,000	168,000	423,000	—	592,000
Unallocated	—	—	—	1,576,000	1,576,000
	$890,000	$1,826,000	$11,079,000	$1,576,000	$15,371,000
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
The qualitative portion of the allowance for loan losses was 0.82% of related loans as of September 30, 2021, compared to 0.80% of related loans as of December 31, 2020. The qualitative portion increased $1,539,000 between December 31, 2020 and September 30, 2021 due to a mix of factors. These factors included changes in various macroeconomic measures used in the qualitative model, updated analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications.
The unallocated component of the allowance totaled $1,487,000 at September 30, 2021, or 8.5% of the total reserve. This compares to $2,134,000 or 13.1% as of December 31, 2020. Maintenance of an unallocated component reflects general imprecision related to portfolio growth along with lingering uncertainty regarding the potential impacts of COVID-19 on the loan portfolio.
The allowance for loan losses as a percent of total loans stood at 1.08% as of September 30, 2021, 1.10% at December 31, 2020 and 1.07% as of September 30, 2020.
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
Construction, land, and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 45.4% of Bank capital are below the regulatory guidance limit of 100.0% of capital at September 30, 2021. Construction loans and non-owner-occupied commercial real estate loans are at 191.7% of Bank total capital, below the regulatory limit of 300.0% of capital at September 30, 2021.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2021:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,434,000	$8,000	$2,442,000
2 Above Average	9,220,000	175,000	7,144,000	38,787,000	55,326,000
3 Satisfactory	92,596,000	1,831,000	79,693,000	354,000	174,474,000
4 Average	355,252,000	47,003,000	155,189,000	1,467,000	558,911,000
5 Watch	79,885,000	24,293,000	38,505,000	—	142,683,000
6 OAEM	3,899,000	—	32,000	—	3,931,000
7 Substandard	9,225,000	—	5,124,000	—	14,349,000
8 Doubtful	—	—	—	—	—
Total	$550,077,000	$73,302,000	$288,121,000	$40,616,000	$952,116,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2021.

The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2021, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2021:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2021
Beginning balance	$5,178,000	$662,000	$3,438,000	$171,000	$2,579,000	$102,000	$1,211,000	$778,000	$2,134,000	$16,253,000
Charge offs	71,000	—	286,000	—	41,000	—	—	239,000	—	637,000
Recoveries	95,000	—	83,000	—	12,000	—	60,000	66,000	—	316,000
Provision (credit)	1,297,000	217,000	492,000	18,000	211,000	40,000	(315,000)	262,000	(647,000)	1,575,000
Ending balance	$6,499,000	$879,000	$3,727,000	$189,000	$2,761,000	$142,000	$956,000	$867,000	$1,487,000	$17,507,000
For the three months ended September 30, 2021
Beginning balance	$6,088,000	$750,000	$3,757,000	$187,000	$2,896,000	$160,000	$959,000	$892,000	$1,345,000	$17,034,000
Charge offs	66,000	—	—	—	—	—	—	92,000	—	158,000
Recoveries	—	—	81,000	—	3,000	—	12,000	10,000	—	106,000
Provision (credit)	477,000	129,000	(111,000)	2,000	(138,000)	(18,000)	(15,000)	57,000	142,000	525,000
Ending balance	$6,499,000	$879,000	$3,727,000	$189,000	$2,761,000	$142,000	$956,000	$867,000	$1,487,000	$17,507,000
Allowance for loan losses as of September 30, 2021
Ending balance specifically evaluated for impairment	$138,000	$18,000	$397,000	$—	$129,000	$—	$—	$—	$—	$682,000
Ending balance collectively evaluated for impairment	$6,361,000	$861,000	$3,330,000	$189,000	$2,632,000	$142,000	$956,000	$867,000	$1,487,000	$16,825,000
Related loan balances as of September 30, 2021
Ending balance	$550,077,000	$73,302,000	$288,121,000	$40,616,000	$537,811,000	$29,358,000	$74,594,000	$23,333,000	$—	$1,617,212,000
Ending balance specifically evaluated for impairment	$2,800,000	$705,000	$1,755,000	$—	$8,782,000	$—	$503,000	$4,000	$—	$14,549,000
Ending balance collectively evaluated for impairment	$547,277,000	$72,597,000	$286,366,000	$40,616,000	$529,029,000	$29,358,000	$74,091,000	$23,329,000	$—	$1,602,663,000

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

Note 5 – Stock-Based Compensation
At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the "2010 Plan"). The 2010 Plan expired on April 28, 2020, leaving 215,513 shares not issued. At the 2020 Annual Meeting, shareholders approved the 2020 Equity Incentive Plan (the "2020 Plan"). The 2020 Plan reserves 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards, and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees, and non-employee Directors, and promote the success of the Company. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2020 Plan qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2020 Plan qualifies as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and satisfies NASDAQ guidelines relating to equity compensation.
As of September 30, 2021, 184,487 shares of restricted stock had been granted under the 2010 Plan and 40,189 shares under the 2020 Plan, of which 81,240 shares remain restricted as of September 30, 2021 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2017	5.0	5,774	0.3
2018	4.0	706	0.3
2018	5.0	6,184	1.3
2019	3.0	16,254	0.3
2020	2.0	694	0.3
2020	3.0	20,342	1.3
2021	1.0	4,114	0.3
2021	3.0	27,172	2.3
		81,240	1.3
The compensation cost related to these non-vested restricted stock grants is $2,135,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2021, $672,000 of expense was recognized for these restricted shares, leaving $855,000 in unrecognized expense as of September 30, 2021. In the nine months ended September 30, 2020, $482,000 of expense was recognized for restricted shares, leaving $864,000 in unrecognized expense as of September 30, 2020.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $514,000 and $497,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2021 and 2020:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2021
Net income as reported	$26,723,000
Basic EPS: Income available to common shareholders	26,723,000	10,901,793	$2.45
Effect of dilutive securities: restricted stock		82,157
Diluted EPS: Income available to common shareholders plus assumed conversions	$26,723,000	10,983,950	$2.43
For the nine months ended September 30, 2020
Net income as reported	$20,159,000
Basic EPS: Income available to common shareholders	20,159,000	10,854,384	$1.86
Effect of dilutive securities: restricted stock		73,285
Diluted EPS: Income available to common shareholders plus assumed conversions	$20,159,000	10,927,669	$1.84
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended September 30, 2021 and 2020:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2021
Net income as reported	$9,014,000
Basic EPS: Income available to common shareholders	9,014,000	10,909,338	$0.83
Effect of dilutive securities: restricted stock		81,811
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,014,000	10,991,149	$0.82
For the quarter ended September 30, 2020
Net income as reported	$7,095,000
Basic EPS: Income available to common shareholders	7,095,000	10,863,315	$0.65
Effect of dilutive securities: restricted stock		76,544
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,095,000	10,939,859	$0.65

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 3.0% of each eligible employee's compensation in 2020. The Company adopted the safe harbor form of 401(k) plan in 2020 and follows safe harbor guidelines when determining the level of discretionary contribution. The expense related to the 401(k) plan was $593,000 and $653,000 for the nine months ended September 30, 2021 and 2020, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $126,000 and $119,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the associated accrued liability included in other liabilities in the balance sheet was $2,902,000 compared to $2,991,000 and $2,708,000 at December 31, 2020 and September 30, 2020, respectively.

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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$1,523,000	$1,581,000
Interest cost	21,000	48,000
Benefits paid	(72,000)	(81,000)
Benefit obligation at end of period	$1,472,000	$1,548,000
Funded status
Benefit obligation at end of period	$(1,472,000)	$(1,548,000)
Unamortized gain	(35,000)	(31,000)
Accrued benefit cost at end of period	$(1,507,000)	$(1,579,000)
The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarter ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit cost
Interest cost	$21,000	$48,000	$6,000	$16,000
Net periodic benefit cost	$21,000	$48,000	$6,000	$16,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	September 30, 2021	December 31, 2020	September 30, 2020
Unamortized net actuarial gain	$35,000	$35,000	$31,000
Deferred tax expense	(7,000)	(7,000)	(7,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$28,000	$28,000	$24,000
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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2021 and 2020.

	For the nine months ended September 30,		For the quarter ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$5,009,000	$3,657,000	$1,190,000	$7,100,000
Unrealized gains (losses) arising during the period	(7,112,000)	3,537,000	(2,442,000)	(2,000,000)
Reclassification of net realized (gains) losses during the period	(22,000)	(1,179,000)	142,000	—
Related deferred taxes	1,498,000	(495,000)	483,000	420,000
Net change	(5,636,000)	1,863,000	(1,817,000)	(1,580,000)
Balance at end of period	$(627,000)	$5,520,000	$(627,000)	$5,520,000
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2021 and 2020.

	For the nine months ended September 30,		For the quarter ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$(133,000)	$(182,000)	$(113,000)	$(146,000)
Amortization of net unrealized gains	43,000	54,000	18,000	9,000
Related deferred taxes	(9,000)	(11,000)	(4,000)	(2,000)
Net change	34,000	43,000	14,000	7,000
Balance at end of period	$(99,000)	$(139,000)	$(99,000)	$(139,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2021 and 2020.

	For the nine months ended September 30,		For the quarter ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$(4,932,000)	$97,000	$(2,083,000)	$(6,187,000)
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	4,297,000	(7,465,000)	691,000	490,000
Related deferred taxes	(902,000)	1,568,000	(145,000)	(103,000)
Net change	3,395,000	(5,897,000)	546,000	387,000
Balance at end of period	$(1,537,000)	$(5,800,000)	$(1,537,000)	$(5,800,000)
There was no activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the nine months and quarter ended September 30, 2021 and 2020.

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

The details of the interest rate swap agreements are as follows:

					September 30, 2021		December 31, 2020		September 30, 2020
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
06/28/2016	06/28/2021	1-Month USD Libor	0.940%	Other Liabilities	$—	$—	$30,000,000	$(121,000)	$30,000,000	$(179,000)
06/27/2016	06/27/2021	1-Month USD Libor	0.893%	Other Liabilities	—	—	20,000,000	(76,000)	20,000,000	(112,000)
08/02/2019	08/02/2024	1-Month USD Libor	1.590%	Other Liabilities	12,500,000	(381,000)	12,500,000	(626,000)	12,500,000	(692,000)
08/05/2019	08/05/2024	1-Month USD Libor	1.420%	Other Liabilities	12,500,000	(320,000)	12,500,000	(550,000)	12,500,000	(611,000)
02/12/2020	02/12/2023	3-Month USD Libor	1.486%	Other Liabilities	25,000,000	(438,000)	25,000,000	(695,000)	25,000,000	(762,000)
02/12/2020	02/12/2024	3-Month USD Libor	1.477%	Other Liabilities	25,000,000	(601,000)	25,000,000	(972,000)	25,000,000	(1,044,000)
06/28/2021	06/28/2026	1-Month USD Libor	1.158%	Other Liabilities	50,000,000	(594,000)	50,000,000	(1,872,000)	50,000,000	(2,162,000)
03/13/2020	03/13/2025	3-Month USD Libor	0.855%	Other Liabilities	25,000,000	(85,000)	25,000,000	(551,000)	25,000,000	(621,000)
03/13/2020	03/13/2030	3-Month USD Libor	1.029%	Other (Liabilities) Assets	20,000,000	644,000	20,000,000	(339,000)	20,000,000	(690,000)
04/07/2020	04/07/2023	3-Month USD Libor	0.599%	Other Liabilities	20,000,000	(106,000)	20,000,000	(185,000)	20,000,000	(194,000)
04/07/2020	04/07/2024	3-Month USD Libor	0.643%	Other Liabilities	20,000,000	(64,000)	20,000,000	(255,000)	20,000,000	(275,000)
					$210,000,000	$(1,945,000)	$260,000,000	$(6,242,000)	$260,000,000	$(7,342,000)

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
At September 30, 2021, there were six customer loan swap arrangements in place, detailed below:

		September 30, 2021			December 31, 2020			September 30, 2020
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	3	$15,885,000	$801,000	3	$16,922,000	$37,000	—	$—	$—
Pay Fixed, Receive Variable	Other Liabilities	3	24,768,000	(1,862,000)	2	16,065,000	(2,603,000)	4	28,541,000	(3,311,000)
		6	40,653,000	(1,061,000)	5	32,987,000	(2,566,000)	4	28,541,000	(3,311,000)
Receive Fixed, Pay Variable	Other Assets	3	24,768,000	1,862,000	2	16,065,000	2,603,000	4	28,541,000	3,311,000
Receive Fixed, Pay Variable	Other Liabilities	3	15,885,000	(801,000)	3	16,922,000	(37,000)	—	—	—
		6	40,653,000	1,061,000	5	32,987,000	2,566,000	4	28,541,000	3,311,000
Total		12	$81,306,000	$—	10	$65,974,000	$—	8	$57,082,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At September 30, 2021, the Bank posted to the counterparty $6,600,000 of cash as collateral on its swap contracts. The required amount to be pledged was $3,243,000.
Cessation of LIBOR
The Company is aware that 1) certain tenors of US Dollar ("USD") denominated London Interbank Offering Rate ("LIBOR") indices will no longer be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee ("ARRC") to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate ("SOFR") as a replacement for LIBOR. The International Swap and Derivatives Association (ISDA), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company formed a working group to address LIBOR cessation, which continues to monitor developments from ARRC and ISDA, along with guidance from US banking regulators. A replacement reference rate index for new transactions will be selected prior to year-end 2021 as required. Each of the interest rate swap contracts the Company has in place as of September 30, 2021 is tied to a LIBOR tenor expected to be published until June 2023. Two contracts with a total notional value of $45 million mature prior to June 30, 2023, while an additional seven contracts with a total notional amount of $165 million have maturity dates beyond June 30, 2023. The six customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035,

October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts and designate a replacement reference rate index will be undertaken in late 2022.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2021, the prepayment assumption using the PSA model was 260, which translates into an anticipated prepayment rate of 12.48%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2021 and 2020, servicing rights capitalized totaled $859,000 and $926,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2021 and 2020 were $485,000 and 252,000, respectively. The fair value of servicing rights was $2,757,000, $1,985,000, and $2,013,000 at September 30, 2021, December 31, 2020 and September 30, 2020, respectively. The Bank serviced loans for others totaling $353,633,000, $318,459,000, and $315,426,000 at September 30, 2021, December 31, 2020, and September 30, 2020, respectively.
The Bank recorded an impairment reserve as of September 30, 2021, 2020 and December 31, 2020 for strata with a fair value lower than cost. Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2021	December 31, 2020	September 30, 2020
Mortgage servicing rights	$8,158,000	$7,299,000	$7,066,000
Accumulated amortization	(5,470,000)	(4,985,000)	(4,846,000)
Amortized cost	2,688,000	2,314,000	2,220,000
Impairment reserve	(91,000)	(358,000)	(258,000)
Carrying value	$2,597,000	$1,956,000	$1,962,000
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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2021 and 2020, and at December 31, 2020:

	September 30, 2021	December 31, 2020	September 30, 2020
Certificates of deposit < $100,000	$194,373,000	$246,875,000	$252,461,000
Certificates $100,000 to $250,000	263,860,000	295,672,000	269,881,000
Certificates $250,000 and over	56,334,000	63,038,000	67,589,000
	$514,567,000	$605,585,000	$589,931,000

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

Time Deposits
The fair value of maturity deposits is based on the discounted value of contractual cash flows using a replacement cost of funds approach. The discount rate is estimated using the cost of funds borrowing rate in the market. As such, the Company classifies time deposits as Level 2.

Borrowed Funds
The fair value of borrowed funds is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for borrowings of similar remaining maturities. As such, the Company classifies borrowed funds as Level 2.

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2021 and 2020, and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, December 31, 2020 and September 30, 2020.

	At September 30, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,939,000	$—	$21,939,000
Mortgage-backed securities	—	247,253,000	—	247,253,000
State and political subdivisions	—	35,179,000	—	35,179,000
Asset-backed securities	—	4,853,000	—	4,853,000
Total securities available for sale	—	309,224,000	—	309,224,000
Interest rate swap agreements	—	644,000	—	644,000
Customer loan interest swap agreements	—	2,663,000	—	2,663,000
Total interest rate swap agreements	—	3,307,000	—	3,307,000
Total assets	$—	$312,531,000	$—	$312,531,000

	At September 30, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,589,000	$—	$2,589,000
Customer loan interest swap agreements	—	2,663,000	—	2,663,000
Total liabilities	$—	$5,252,000	$—	$5,252,000

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$22,730,000	$—	$22,730,000
Mortgage-backed securities	—	243,406,000	—	243,406,000
State and political subdivisions	—	39,474,000	—	39,474,000
Asset-backed securities	—	7,766,000	—	7,766,000
Total securities available for sale	—	313,376,000	—	313,376,000
Customer loan interest swap agreements	—	2,640,000	—	2,640,000
Total assets	$—	$316,016,000	$—	$316,016,000

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$6,242,000	$—	$6,242,000
Customer loan interest swap agreements	—	2,640,000	—	2,640,000
Total liabilities	$—	$8,882,000	$—	$8,882,000

	At September 30, 2020
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$—	$27,497,000	$—	$27,497,000
Mortgage-backed securities	—	276,424,000	—	276,424,000
State and political subdivisions	—	36,219,000	—	36,219,000
Total securities available for sale	—	340,140,000	—	340,140,000
Customer loan interest swap agreements	—	3,311,000	—	3,311,000
Total assets	$—	$343,451,000	$—	$343,451,000

	At September 30, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$7,342,000	$—	$7,342,000
Customer loan interest swap agreements	—	3,311,000	—	3,311,000
Total liabilities	$—	$10,653,000	$—	$10,653,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $91,000 at September 30, 2021, $358,000 at December 31, 2020 and $258,000 at September 30, 2020. Other real estate owned is presented net of an allowance of $45,000 at December 31, 2020 and September 30, 2020. The Company had no other real estate owned or related allowance at September 30, 2021. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures.
Impaired loans below are presented net of specific allowances of $457,000, $304,000 and $633,000 at September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

	At September 30, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,757,000	$—	$2,757,000
Impaired loans	—	224,000	—	224,000
Total assets	$—	$2,981,000	$—	$2,981,000

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$1,985,000	$—	$1,985,000
Other real estate owned	—	908,000	—	908,000
Impaired loans	—	794,000	—	794,000
Total assets	$—	$3,687,000	$—	$3,687,000

	At September 30, 2020
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,013,000	$—	$2,013,000
Other real estate owned	—	777,000	—	777,000
Impaired loans	—	789,000	—	789,000
Total assets	$—	$3,579,000	$—	$3,579,000

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
The carrying amount and estimated fair values for financial instruments as of September 30, 2021 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$375,699,000	$379,797,000	$—	$379,797,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	542,975,000	537,937,000	—	—	537,937,000
Construction	72,341,000	71,670,000	—	—	71,670,000
Other	284,048,000	283,585,000	—	5,000	283,580,000
Municipal	40,409,000	40,133,000	—	—	40,133,000
Residential
Term	534,794,000	540,586,000	—	219,000	540,367,000
Construction	29,203,000	29,593,000	—	—	29,593,000
Home equity line of credit	73,549,000	71,591,000	—	—	71,591,000
Consumer	22,386,000	20,578,000	—	—	20,578,000
Total loans	1,599,705,000	1,595,673,000	—	224,000	1,595,449,000
Mortgage servicing rights	2,597,000	2,757,000	—	2,757,000	—
Financial liabilities
Local certificates of deposit	$238,170,000	$239,239,000	$—	$239,239,000	$—
National certificates of deposit	276,397,000	279,653,000	—	279,653,000	—
Total certificates of deposits	514,567,000	518,892,000	—	518,892,000	—
Repurchase agreements	88,109,000	86,114,000	—	86,114,000	—
Federal Home Loan Bank and Federal Reserve Bank borrowings	145,092,000	146,411,000	—	146,411,000	—
Total borrowed funds	233,201,000	232,525,000	—	232,525,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2020 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$365,613,000	$377,134,000	$—	$377,134,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	436,161,000	440,735,000	—	347,000	440,388,000
Construction	55,803,000	56,388,000	—	—	56,388,000
Other	281,057,000	279,501,000	—	5,000	279,496,000
Municipal	43,586,000	44,440,000	—	—	44,440,000
Residential
Term	519,101,000	533,059,000	—	442,000	532,617,000
Construction	21,483,000	21,890,000	—	—	21,890,000
Home equity line of credit	78,356,000	77,177,000	—	—	77,177,000
Consumer	24,961,000	23,502,000	—	—	23,502,000
Total loans	1,460,508,000	1,476,692,000	—	794,000	1,475,898,000
Mortgage servicing rights	1,956,000	1,985,000	—	1,985,000	—
Financial liabilities
Local certificates of deposit	$250,264,000	$253,892,000	$—	$253,892,000	$—
National certificates of deposit	355,321,000	359,899,000	—	359,899,000	—
Total deposits	605,585,000	613,791,000	—	613,791,000	—
Repurchase agreements	69,340,000	69,497,000	—	69,497,000	—
Federal Home Loan Bank advances	192,698,000	194,469,000	—	194,469,000	—
Total borrowed funds	262,038,000	263,966,000	—	263,966,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2020 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$331,962,000	$342,062,000	$—	$342,062,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	401,822,000	406,575,000	—	13,000	406,562,000
Construction	51,362,000	51,970,000	—	—	51,970,000
Other	305,239,000	302,600,000	—	33,000	302,567,000
Municipal	43,955,000	44,203,000	—	—	44,203,000
Residential
Term	494,864,000	505,357,000	—	277,000	505,080,000
Construction	16,011,000	16,178,000	—	—	16,178,000
Home equity line of credit	81,359,000	80,160,000	—	457,000	79,703,000
Consumer	26,663,000	24,686,000	—	9,000	24,677,000
Total loans	1,421,275,000	1,431,729,000	—	789,000	1,430,940,000
Mortgage servicing rights	1,962,000	2,013,000	—	2,013,000	—
Financial liabilities
Local certificates of deposit	$253,863,000	$255,553,000	$—	$255,553,000	$—
National certificates of deposit	336,068,000	343,022,000	—	343,022,000	—
Total certificates of deposits	589,931,000	598,575,000	—	598,575,000	—
Repurchase agreements	66,087,000	55,085,000	—	55,085,000	—
Federal Home Loan Bank advances	217,700,000	197,527,000	—	197,527,000	—
Total borrowed funds	283,787,000	252,612,000	—	252,612,000	—

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
Risks and Uncertainties. As of September 30, 2021, local and state governments in the US have eased most restrictions imposed to curtail the spread of the global pandemic, coronavirus disease (COVID-19), however limitations in some sectors remain in place and are expected to remain in place in some form subsequent to September 30, 2021. There continues to be uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any further government actions to mitigate them. Accordingly, while management has considered the effect of the pandemic on collectability of loans receivable and other business impacts, it is possible that this matter may have a further financial impact on the Company's financial position and results of future operations, such potential impact of which cannot be reasonably estimated.

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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2021	2020	2021	2020
Net interest income as presented	$48,607	$44,154	$17,011	$14,745
Effect of tax-exempt income	1,762	1,741	574	586
Net interest income, tax equivalent	$50,369	$45,895	$17,585	$15,331
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2021	2020	2021	2020
Non-interest expense, as presented	$29,302	$29,236	$9,932	$9,276
Net interest income, as presented	48,607	44,154	17,011	14,745
Effect of tax-exempt interest income	1,762	1,741	574	586
Non-interest income, as presented	14,584	13,627	4,375	4,805
Effect of non-interest tax-exempt income	124	124	41	41
Net securities (gains) losses	(22)	(1,179)	142	—
Adjusted net interest income plus non-interest income	$65,055	$58,467	$22,143	$20,177
Non-GAAP efficiency ratio	45.04%	50.00%	44.85%	45.97%
GAAP efficiency ratio	46.37%	50.60%	46.44%	47.45%

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
The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2021	2020	2021	2020
Average shareholders' equity as presented	$233,763	$218,603	$239,672	$220,465
Less average intangible assets	(30,971)	(29,920)	(30,994)	(29,934)
Average tangible shareholders' common equity	$202,792	$188,683	$208,678	$190,531

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2021	2020	2021	2020
Net Income, as presented	$26,723	$20,159	$9,014	$7,095
Add: provision for loan losses	1,575	4,550	525	1,800
Add: income taxes expense	5,591	3,836	1,915	1,379
Pre-tax, pre-provision net income	$33,889	$28,545	$11,454	$10,274

Executive Summary
Net income for the nine months ended September 30, 2021 was $26.7 million, up $6.6 million or 32.6% from the same period in 2020. Earnings per common share on a fully diluted basis were $2.43 for the nine months ended September 30, 2021, up $0.59 or 32.1% from the $1.84 posted for the same period in 2020. For the quarter ended September 30, 2021, net income was $9.0 million, up $1.9 million or 27.0% from the same period in 2020. Earnings per common share on a fully diluted basis were $0.82 for the quarter ended September 30, 2021, up $0.17 or 26.2% from the $0.65 posted for the same period in 2020.
The Company posted very positive operating results during the first nine months of 2021. Net income of $26.7 million was achieved from a combination of increased net interest income before loan loss provision, continued strong non-interest revenue and controlled operating expenses. Asset quality is strong and stable. Based upon the strength of the Company's earnings, dividends totaling 95 cents per share have been declared year-to-date, representing a payout to our shareholders of 38.78% of basic earnings per share for the period.
Net interest income on a tax-equivalent basis was up $4.47 million or 9.7% in the nine months ended September 30, 2021 compared to the same period in 2020. This increase is attributable primarily to growth in earning assets along with recognition of origination fees on Payroll Protection Plan ("PPP") loans. The tax equivalent net interest margin for the nine months ended September 30, 2021, was 2.94%, slightly up from 2.93% for the same period in 2020. For the quarter ended September 30, 2021, net interest income on a tax-equivalent basis increased $2.3 million or 14.7% compared to the same period in 2020, with the net interest margin at 2.96% compared to 2.82% for the same period in 2020.
Non-interest income for the nine months ended September 30, 2021 was $14.6 million, up $1.0 million or 7.0%, from the nine months ended September 30, 2020. Revenue at First National Wealth Management increased $640,000 or 23.6% over the same period, debit card revenue was up $834,000 or 27.4% and mortgage banking revenue increased $549,000 or 14.4%. Net gains on sales of securities for the nine months ended September 30, 2021 were down $1.2 million, or 98.1% from the prior year period.
Non-interest expense for the nine months ended September 30, 2021 was $29.3 million, up $66,000 or 0.2% from the nine months ended September 30, 2020. Salaries and employee benefits increased while other operating expense decreased over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.25% of total assets as of September 30, 2021, down from 0.43% of total assets as of September 30, 2020 and 0.32% as of December 31, 2020. Total past-due loans were 0.25% of total loans as of September 30, 2021, down from 0.66% of total loans as of December 31, 2020 and 0.89% as of September 30, 2020.
The provision for loan losses for the first nine months of 2021 was $1.6 million, down from the $4.6 million provisioned in the same period in 2020. The Company continues to view it prudent to consider the uncertainties brought about by COVID-19 and the potential impact to borrowers in its provision analysis. Net loan chargeoffs for the nine months ended September 30, 2021 were $321,000 or 0.03% of average loans on an annualized basis. This was down from net chargeoffs of $818,000 for the nine months ended September 30, 2020. The allowance for loan losses increased $1.3 million between December 31, 2020 and September 30, 2021, and now stands at 1.08% of loans outstanding as of September 30, 2021, down slightly from 1.10% at December 31, 2020 and up slightly from 1.07% of loans outstanding September 30, 2020.
The Company's balance sheet continued to expand in the first nine months of 2021 as total assets increased $168.4 million or 7.1% year-to-date. The loan portfolio increased $140.5 million or 9.5% in the nine months ended September 30, 2021 and $180.6 million or 12.6% from a year ago. Loan growth in the first nine months of 2021 was centered in commercial real estate and construction loans, up $124.7 million, and other commercial loans, up $3.1 million. Other commercial loans include PPP loan balances of $39.6 million, a decrease of $20.5 million since December 31, 2020. The investment portfolio has increased $4.2 million year-to-date and increased $11.1 million or 1.6% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $253.0 million or 23.5% year-to-date; this growth is attributed to a combination of inflows from economic stimulus programs, new customer acquisition, and an anecdotally strong summer tourism season in the Bank's market area. Year-over-year, low-cost deposits have increased $312.0 million or 30.7%. Local certificates of deposit ("CDs") decreased $12.1 million and wholesale CDs decreased $78.9 million year-to-date.
Remaining well capitalized is a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 14.48% as of September 30, 2021, solidly above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios were strong in the first nine months of 2021, with a return on average tangible common equity of 17.62% for the nine months ended September 30, 2021 compared to 14.27% for the same period in 2020. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 45.04% for the nine months ended September 30, 2021 compared to 50.00% for the same period in 2020. The Company's efficiency ratio was elevated in the first quarter of 2020 due to charges taken to restructure several interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for the first nine months of 2020 would have been 46.87%.

Net Interest Income
Total interest income of $57.1 million for the nine months ended September 30, 2021 was a decrease of $904,000 or 1.6% compared to total interest income of $58.0 million for the same period of 2020. Earning asset growth, along with increased fee recognition from PPP loans, mitigated a reduction in average earning asset yields of 0.38 percentage points. Total interest expense of $8.5 million for the nine months ended September 30, 2021 was a decrease of $5.4 million or 38.7% compared to total interest expense for the nine months ended September 30, 2020, a function of a reduction in average cost of 0.43 percentage points. As a result, net interest income of $48.6 million for the nine months ended September 30, 2021 was an increase of $4.5 million or 10.1% compared to net interest income of $44.2 million for the same period ended September 30, 2020. The Company's net interest margin on a tax-equivalent basis for the nine months ended September 30, 2021 was 2.94%, up slightly from 2.93% for the first nine months of 2020. Tax-exempt interest income amounted to $6.6 million for the nine months ended September 30, 2021 compared to $6.5 million for the nine months ended September 30, 2020.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2021 and 2020. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the nine months ended
	September 30, 2021		September 30, 2020
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$45	0.11%	$87	0.46%
Investments	12,714	2.45%	15,277	3.07%
Loans held for sale	22	1.16%	25	1.24%
Loans	46,063	3.99%	44,338	4.23%
Total interest income	58,844	3.43%	59,727	3.81%
Interest expense
Deposits	5,796	0.47%	11,613	1.03%
Other borrowings	2,679	1.54%	2,219	1.15%
Total interest expense	8,475	0.61%	13,832	1.04%
Net interest income	$50,369		$45,895
Interest rate spread		2.82%		2.77%
Net interest margin		2.94%		2.93%

	For the quarters ended
	September 30, 2021		September 30, 2020
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$21	0.14%	$8	0.12%
Investments	4,168	2.37%	4,898	2.88%
Loans held for sale	3	0.97%	19	1.51%
Loans	15,970	3.96%	14,167	3.88%
Total interest-earning assets	20,162	3.39%	19,092	3.52%
Interest expense
Deposits	1,650	0.40%	2,866	0.75%
Other borrowings	927	1.57%	895	1.27%
Total interest expense	2,577	0.54%	3,761	0.83%
Net interest income	$17,585		$15,331
Interest rate spread		2.85%		2.69%
Net interest margin		2.96%		2.82%

Interest income includes $2.9 million in net origination fees recognized during the first nine months of 2021, attributable to PPP loans; as of September 30, 2021, net unrecognized PPP origination fees totaled $2.4 million. Interest income in the first nine months of 2020 (program commenced in the second quarter) included a net $788,000 in origination fees recognized on PPP loans; as of September 30, 2020 net unrecognized PPP origination fees totaled $2.7 million.
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended ended September 30, 2021 compared to 2020. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the nine months ended September 30, 2021 compared to 2020
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$95	$(66)	$(71)	$(42)
Investment securities	679	(3,104)	(138)	(2,563)
Loans held for sale	(2)	(2)	1	(3)
Loans	4,549	(2,562)	(262)	1,725
Change in interest income	5,321	(5,734)	(470)	(883)
Interest expense
Deposits	951	(6,256)	(512)	(5,817)
Other borrowings	(226)	763	(77)	460
Change in interest expense	725	(5,493)	(589)	(5,357)
Change in net interest income	$4,596	$(241)	$119	$4,474
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2021 compared to 2020
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$11	$1	$1	$13
Investment securities	153	(856)	(27)	(730)
Loans held for sale	(14)	(7)	5	(16)
Loans	1,429	340	34	1,803
Change in interest income	1,579	(522)	13	1,070
Interest expense
Deposits	249	(1,348)	(117)	(1,216)
Other borrowings	(151)	220	(37)	32
Change in interest expense	98	(1,128)	(154)	(1,184)
Change in net interest income	$1,481	$606	$167	$2,254

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2021 and 2020.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Assets
Cash and cash equivalents	$23,152	$19,336	$25,195	$24,995
Interest-bearing deposits in other banks	53,251	25,386	59,939	25,558
Securities available for sale	306,007	321,834	311,212	318,080
Securities to be held to maturity	378,526	332,467	377,879	348,185
Restricted equity securities, at cost	9,539	10,252	8,839	10,545
Loans held for sale	2,530	2,701	1,228	4,998
Loans	1,543,142	1,399,539	1,599,728	1,453,139
Allowance for loan losses	(16,788)	(12,850)	(17,180)	(14,552)
Net loans	1,526,354	1,386,689	1,582,548	1,438,587
Accrued interest receivable	9,686	9,144	8,714	9,947
Premises and equipment	28,862	20,971	29,378	20,611
Other real estate owned	325	527	71	845
Goodwill	30,646	29,805	30,646	29,805
Other assets	46,040	51,482	45,463	53,131
Total Assets	$2,414,918	$2,210,594	$2,481,112	$2,285,287

Liabilities & Shareholders' Equity
Demand deposits	$291,641	$198,196	$331,546	$234,898
NOW deposits	544,789	419,334	566,574	452,758
Money market deposits	176,767	165,465	185,745	165,964
Savings deposits	328,648	253,110	342,501	271,035
Certificates of deposit	584,470	673,005	558,563	631,581
Total deposits	1,926,315	1,709,110	1,984,929	1,756,236
Borrowed funds – short term	177,110	203,385	178,422	225,897
Borrowed funds – long term	55,092	55,097	55,092	55,097
Dividends payable	796	813	615	848
Other liabilities	21,842	23,586	22,382	26,744
Total Liabilities	2,181,155	1,991,991	2,241,440	2,064,822
Shareholders' Equity:
Common stock	110	109	110	109
Additional paid-in capital	65,841	64,396	66,232	64,720
Retained earnings	168,593	151,752	174,123	155,087
Net unrealized gain on securities available for sale	2,047	6,772	1,740	6,942
Net unrealized loss on securities transferred from available for sale to held to maturity	(120)	(163)	(108)	(143)
Net unrealized loss on cash flow hedging derivative instruments	(2,736)	(4,287)	(2,453)	(6,274)
Net unrealized gain on postretirement benefit costs	28	24	28	24
Total Shareholders' Equity	233,763	218,603	239,672	220,465
Total Liabilities & Shareholders' Equity	$2,414,918	$2,210,594	$2,481,112	$2,285,287

Non-Interest Income
Non-interest income of $14.6 million for the nine months ended September 30, 2021 is an increase of $1.0 million compared to the same period in 2020. Revenue at First National Wealth Management increased $640,000 or 23.6% over the same period, debit card revenue was up $834,000 or 27.4%, and mortgage banking revenue increased $549,000, or 14.4%; net securities gains decreased $1.2 million year-over year. Non-interest income of $4.4 million for the quarter ended September 30, 2021 is a decrease of $430,000 compared to the same period in 2020; wealth management revenue increased $226,000 or 24.9% from the prior year quarter and debit card income increased $268,000, or 25.2%; the gains were offset by a decrease in mortgage banking revenue of $884,000, or 46.2% year-over-year, and a decrease in net securities gains of $142,000. The period-to-period decrease in mortgage banking revenue is a reflection of extraordinary results in the third quarter of 2020; quarterly mortgage banking revenue remains well above pre-pandemic norms.

Non-Interest Expense
Non-interest expense of $29.3 million for the nine months ended September 30, 2021 is an increase of 0.2% or $66,000 compared to non-interest expense of $29.2 million for the same period in 2020. Salaries and employee benefits increased while other operating expense decreased over the same period. The Company's non-GAAP efficiency ratio stood at 45.04% for the nine months ended September 30, 2021, down from 50.00% for the same period in 2020. The Company's efficiency ratio was elevated in the first quarter of 2020 due to the charges taken to restructure interest rate swap positions. In the absence of these charges, the non-GAAP efficiency ratio for the first nine months of 2020 would have been 46.87%.

Income Taxes
Income taxes on operating earnings were $5.6 million for the nine months ended September 30, 2021, up $1.8 million from the same period in 2020.

Investments
The Company's investment portfolio increased by $4.2 million between December 31, 2020 and September 30, 2021. As of September 30, 2021, mortgage-backed securities had a carrying value of $311.9 million and a fair value of $310.6 million. Of this total, securities with a fair value of $65.6 million or 21.1% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $244.9 million or 78.9% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $99,000 at September 30, 2021. This compares to $133,000 and $139,000, net of taxes, at December 31, 2020 and September 30, 2020, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2021 and 2020 and December 31, 2020.

Dollars in thousands	September 30, 2021	December 31, 2020	September 30, 2020
Securities available for sale
U.S. Government-sponsored agencies	$21,939	$22,730	$27,497
Mortgage-backed securities	247,253	243,406	276,424
State and political subdivisions	35,179	39,474	36,219
Asset-backed securities	4,853	7,766	—
	$309,224	$313,376	$340,140
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600	$44,149	$26,146
Mortgage-backed securities	64,651	53,594	43,414
State and political subdivisions	254,198	245,620	245,152
Corporate securities	21,250	22,250	17,250
	$375,699	$365,613	$331,962
Restricted equity securities
Federal Home Loan Bank Stock	$7,802	$9,508	$9,508
Federal Reserve Bank Stock	1,037	1,037	1,037
	$8,839	$10,545	$10,545
Total securities	$693,762	$689,534	$682,647

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2021. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	9,579	1.17%	17,650	1.65%
Due after 10 years	12,360	2.00%	17,950	2.06%
Total	21,939	1.64%	35,600	1.85%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	153	(24.09)%
Due in 1 to 5 years	6,164	3.50%	1,466	2.11%
Due in 5 to 10 years	16,054	2.88%	4,896	2.81%
Due after 10 years	225,035	1.44%	58,136	1.32%
Total	247,253	1.59%	64,651	1.39%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	2,885	5.98%
Due in 1 to 5 years	365	6.15%	11,150	4.89%
Due in 5 to 10 years	12,767	4.00%	133,993	4.40%
Due after 10 years	22,047	3.74%	106,170	3.70%
Total	35,179	3.86%	254,198	4.15%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	4,853	0.89%	—	0.00%
Total	4,853	0.89%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.00%
Due in 1 to 5 years	—	0.00%	6,000	5.38%
Due in 5 to 10 years	—	0.00%	14,500	4.40%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	21,250	4.56%
	$309,224	1.82%	$375,699	3.48%

Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at September 30, 2021 amounted to $8.5 million, or 1.27% of the amortized cost of the total securities portfolio. At December 31, 2020, this amount was $1.2 million, or 0.18% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of September 30, 2021, the Company had temporarily impaired securities with a fair value of $332.0 million and unrealized losses of $8.5 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $33.5 million as of September 30, 2021, compared with $3.9 million at December 31, 2020. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2021:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$37,054	$(1,396)	$16,174	$(871)	$53,228	$(2,267)
Mortgage-backed securities	207,951	(4,207)	17,337	(598)	225,288	(4,805)
State and political subdivisions	50,050	(1,348)	—	—	50,050	(1,348)
Corporate Securities	3,465	(35)	—	—	3,465	(35)
	$298,520	$(6,986)	$33,511	$(1,469)	$332,031	$(8,455)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2021, there were $2.3 million unrealized losses on these securities compared to $333,000 unrealized losses as of December 31, 2020. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at September 30, 2021.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2021, there were $4.8 million of unrealized losses on these securities compared with $812,000 at December 31, 2020. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2021 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2021. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2021, there were $1.3 million of unrealized losses on these securities compared to $3,000 at December 31, 2020. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At September 30, 2021, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2021 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2021.
Corporate securities. As of September 30, 2021, there were $35,000 of unrealized losses on these securities compared to $2,000 at December 31, 2020. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2021, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2021, the Bank's investment in FHLB stock totaled $7.8 million. This compares to $9.5 million as of December 31, 2020 and $9.5 million as of September 30, 2020. FHLB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through September 30, 2021. The Company will continue to monitor its investment in FHLB stock.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2021, the Bank had $1.4 million in loans held for sale. This compares to $5.9 million loans held for sale at December 31, 2020 and $6.4 million loans held for sale at September 30, 2020. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first nine months of 2021, with total loans at $1.62 billion at September 30, 2021, up $140.5 million or 9.5% from total loans of $1.48 billion at December 31, 2020. Commercial loans increased $127.8 million or 16.3% between December 31, 2020 and September 30, 2021, municipal loans decreased $3.2 million or 7.2%, residential term loans increased $15.7 million, residential construction increased $7.8 million, and home equity lines of credit decreased $5.2 million. Loans made under the U.S. Small Business Administration's PPP accounted for $39.6 million of commercial loans as of September 30, 2021.
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
Construction loans, both commercial and residential, at 45.4% of Bank capital are well under the regulatory guidance of 100.0% of capital at September 30, 2021. Construction loans and non-owner-occupied commercial real estate loans are at 191.7% of Bank total capital, well under the regulatory guidance of 300.0% of capital at September 30, 2021.
The following table summarizes the loan portfolio, by class, at September 30, 2021 and 2020 and December 31, 2020.

Dollars in thousands	September 30, 2021		December 31, 2020		September 30, 2020
Commercial
Real estate	$550,077	34.0%	$442,121	29.9%	$407,128	28.3%
Construction	73,302	4.6%	56,565	3.8%	52,038	3.6%
Other	288,121	17.8%	285,015	19.3%	309,297	21.5%
Municipal	40,616	2.5%	43,783	3.0%	44,110	3.1%
Residential
Term	537,811	33.3%	522,070	35.3%	497,667	34.6%
Construction	29,358	1.8%	21,600	1.5%	16,101	1.2%
Home equity line of credit	74,594	4.6%	79,750	5.4%	82,982	5.8%
Consumer	23,333	1.4%	25,857	1.8%	27,323	1.9%
Total loans	$1,617,212	100.0%	$1,476,761	100.0%	$1,436,646	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2021.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$1,888	$37,644	$56,107	$454,438	$550,077
Construction	—	6,254	10,892	56,156	73,302
Other	924	135,645	66,259	85,293	288,121
Municipal	—	17,508	9,230	13,878	40,616
Residential
Term	43	7,380	43,645	486,743	537,811
Construction	210	332	—	28,816	29,358
Home equity line of credit	1,579	537	292	72,186	74,594
Consumer	6,663	5,998	5,636	5,036	23,333
Total loans	$11,307	$211,298	$192,061	$1,202,546	$1,617,212
The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2021.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$460,507	28.5%	$89,570	5.5%	$550,077	34.0%
Construction	70,639	4.4%	2,663	0.2%	73,302	4.6%
Other	260,856	16.1%	27,265	1.7%	288,121	17.8%
Municipal	40,466	2.5%	150	0.0%	40,616	2.5%
Residential
Term	476,388	29.5%	61,423	3.8%	537,811	33.3%
Construction	29,358	1.8%	—	0.0%	29,358	1.8%
Home equity line of credit	2,063	0.1%	72,531	4.5%	74,594	4.6%
Consumer	16,833	1.0%	6,500	0.4%	23,333	1.4%
Total loans	$1,357,110	83.9%	$260,102	16.1%	$1,617,212	100.0%

Loan Concentrations
As of September 30, 2021, the Bank had one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $165.6 million, or 10.23% of total loans.

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

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. In response to the consequences of COVID-19, we have increased the rigor and frequency of our loan portfolio monitoring and borrower contact, particularly within those industry groups thought to be most vulnerable, including the lodging, restaurant and hospitality sectors. As the economy has re-opened, initial experience within these sectors has been generally favorable; our Allowance for Loan Losses will be evaluated as additional information continues to become available. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. Consequently, there may be underlying credit risks that have not yet surfaced in the loan-specific or qualitative metrics the Company uses to estimate its allowance for loan losses.

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2021, impaired loans with specific reserves totaled $3.8 million and the amount of such reserves was $682,000. This compares to impaired loans with specific reserves of $3.9 million at December 31, 2020 and the amount of such reserves was $462,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2021 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of September 30, 2021 and 2020 and December 31, 2020. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2021		December 31, 2020		September 30, 2020
Commercial
Real estate	$6,499	34.0%	$5,178	29.9%	$4,761	28.3%
Construction	879	4.6%	662	3.8%	$607	3.6%
Other	3,727	17.8%	3,438	19.3%	$3,642	21.5%
Municipal	189	2.5%	171	3.0%	$139	3.1%
Residential
Term	2,761	33.3%	2,579	35.3%	$2,516	34.6%
Construction	142	1.8%	102	1.5%	$81	1.2%
Home equity line of credit	956	4.6%	1,211	5.4%	$1,457	5.8%
Consumer	867	1.4%	778	1.8%	$592	1.9%
Unallocated	1,487	—%	2,134	—%	$1,576	—%
Total	$17,507	100.0%	$16,253	100.0%	$15,371	100.0%

The allowance for loan losses totaled $17.5 million at September 30, 2021, compared to $16.3 million as of December 31, 2020 and $15.4 million as of September 30, 2020. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $220,000 in the first nine months of 2021 from $462,000 at December 31, 2020 to $682,000 at September 30, 2021. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $142,000 in the first nine months of 2021. The portion of the reserve based on qualitative factors increased $1.5 million in the first nine months of 2021 due to a mix of factors. These included changes in various macroeconomic measures used in the qualitative model, updated analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications. Unallocated reserves of $2.1 million, or 13.1% of the total reserve at December 31, 2020, decreased to $1.5 million, or 8.5% as of September 30, 2021. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the unallocated portion of the reserve at September 30, 2021 adequately addresses general imprecision related to loan portfolio growth, along with other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance.
A breakdown of the allowance for loan losses as of September 30, 2021, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$138	$864	$5,497	$—	$6,499
Construction	18	117	744	—	879
Other	397	452	2,878	—	3,727
Municipal	—	—	189	—	189
Residential
Term	129	189	2,443	—	2,761
Construction	—	10	132	—	142
Home equity line of credit	—	109	847	—	956
Consumer	—	263	604	—	867
Unallocated	—	—	—	1,487	1,487
	$682	$2,004	$13,334	$1,487	$17,507

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $1.6 million for the first nine months of 2021 and $4.6 million the first nine months of 2020. Net charge-offs were $321,000 in the first nine months of 2021, down from $818,000 in the first nine months of 2020. Our allowance as a percentage of outstanding loans was 1.08% as of September 30, 2021, down slightly from 1.10% as of December 31, 2020, and up from 1.07% as of September 30, 2020.

The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2021 and 2020 and for the year ended December 31, 2020:

Dollars in thousands	September 30, 2021	December 31, 2020	September 30, 2020
Balance at the beginning of period	$16,253	$11,639	$11,639
Loans charged off:
Commercial
Real estate	71	1,088	532
Construction	—	—	—
Other	286	27	24
Municipal	—	—	—
Residential
Term	41	66	46
Construction	—	—	—
Home equity line of credit	—	153	153
Consumer	239	327	238
Total	637	1,661	993
Recoveries on loans previously charged off
Commercial
Real estate	95	—	—
Construction	—	—	—
Other	83	37	24
Municipal	—	—	—
Residential
Term	12	34	31
Construction	—	—	—
Home equity line of credit	60	22	20
Consumer	66	132	100
Total	316	225	175
Net loans charged off	321	1,436	818
Provision for loan losses	1,575	6,050	4,550
Balance at end of period	$17,507	$16,253	$15,371
Ratio of net loans charged off to average loans outstanding[1]	0.03%	0.10%	0.08%
Ratio of allowance for loan losses to total loans outstanding	1.08%	1.10%	1.07%
1 Annualized using a 365-day basis for 2021 and a 366-day basis for 2020.
In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, including effects of the COVID-19 pandemic.

COVID-19 Impact on Loan Portfolio
The Company continues to actively work with borrowers impacted by the COVID-19 outbreak. As of September 30, 2021, a total of 1051 loan modification requests for interest-only payments or deferred payments have been completed in conformance with the Interagency Statement on Loan Modifications and Reporting issued March 23, 2020, Section 4013 of the Coronavirus Aid, Relief, Economic Security ("CARES") Act, or H.R. 133 signed December 27, 2020, which was extended by the Supplemental Appropriations Act, representing $287.9 million in loan balances, or approximately 18.3% of the overall loan portfolio. One of these modifications of a de minimis amount has been classified as a Troubled Debt Restructure since being modified. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest.
As of September 30, 2021, 59 loans totaling $6.6 million remained in their original modification or had had a subsequent modification, representing 0.41% of the overall portfolio. Refer to Note 3 of the financial statements for further detail.
First National Bank is a designated SBA preferred lender and has participated in both the 2020 (PPP1) and 2021 (PPP2) rounds of the Payroll Protection Program. Under PPP1, 1,718 loans were granted totaling $97.8 million in funds disbursed to qualified small businesses. The Bank has been actively working with these borrowers to process applications for forgiveness per PPP guidelines; as of September 30, 2021, PPP1 balances had been reduced to $656,000. Under PPP2, 1,263 loans totaling $52.1 million had been granted as of September 30, 2021, and the outstanding balances had been reduced to $39.0 million.
The impact of the consequences of COVID-19 upon borrowers and ultimately the Company's loan portfolio metrics remains difficult to estimate or ascertain. The State of Maine, where most of the Bank's customers reside and/or operate businesses has largely re-opened its economy; quarantines for out of state visitors and limits on the size of public gatherings have been lifted. The emergence of the Delta variant of the COVID-19 virus has not yet resulted in new restrictions or curtailment of economic activity, but remains a threat to economic normalization and could ultimately have a negative impact on the Bank's borrowers.

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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.39% at September 30, 2021 compared to 0.46% at December 31, 2020 and 0.63% at September 30, 2020. The following table shows the distribution of nonperforming loans by class as of September 30, 2021 and 2020 and December 31, 2020:

Dollars in thousands	September 30, 2021	December 31, 2020	September 30, 2020
Commercial
Real estate	$604	$543	$1,771
Construction	23	89	307
Other	1,251	1,481	503
Municipal	—	—	—
Residential
Term	3,785	3,593	4,467
Construction	—	—	—
Home equity line of credit	482	1,015	2,063
Consumer	—	—	—
Total nonperforming loans	$6,145	$6,721	$9,111
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2021, loans 90 or more days past due and still accruing interest totaled $229,000, compared to $1.5 million at December 31, 2020 and $1.5 million at September 30, 2020.

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
As of September 30, 2021, we had 64 loans with a balance of $10.1 million that have been restructured. This compares to 74 loans with a balance of $11.5 million and 78 loans with a balance of $13.4 million classified as TDRs as of December 31, 2020 and September 30, 2020, respectively.
The following table shows the activity in loans classified as TDRs between December 31, 2020 and September 30, 2021:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2020	74	$11,534
Added in 2021	3	345
Loans paid off in 2021	(13)	(1,560)
Repayments in 2021	—	(268)
Total at September 30, 2021	64	$10,051

As of September 30, 2021, 42 loans with an aggregate balance of $8.1 million were performing under the modified terms, 19 loans with an aggregate balance of $1.6 million were on nonaccrual and three loans with an aggregate balance of $261,000 were more than 30 days past due and accruing. As a percentage of aggregate outstanding balance, 80.9% were performing under the modified terms, 16.4% were on nonaccrual and 2.7% were past due and still accruing.

The performance status of all TDRs as of September 30, 2021, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$2,196	$—	$42	$2,238
Construction	681	—	—	681
Other	242	261	380	883
Municipal	—	—	—	—
Residential
Term	4,994	4	1,226	6,224
Construction	—	—	—	—
Home equity line of credit	21	—	—	21
Consumer	—	4	—	4
	$8,134	$269	$1,648	$10,051
Percent of balance	80.9%	2.7%	16.4%	100.0%
Number of loans	42	3	19	64
Associated specific reserve	$227	$261	$148	$636

Residential, HELOC and consumer TDRs as of September 30, 2021 included 47 loans with an aggregate balance of $6.2 million, and the modifications granted fell into five major categories. Loans totaling $4.4 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $2.5 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Rate concessions were granted on loans totaling $1.2 million. Loans with an aggregate balance of $709,000 were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of September 30, 2021 were comprised of 17 loans with a balance of $3.8 million. Of this total, five loans with an aggregate balance of $1.2 million had an extended period of interest-only payments, deferring the start of principal repayment. Three loans with an aggregate balance of $303,000 had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Three loans with an aggregate balance of $404,000 had a deferral of payment. The remaining six loans with an aggregate balance of $1.9 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it generally remains classified as such until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of September 30, 2021, Management is aware of eight loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $961,000. There were also 19 loans with an outstanding balance of $1.6 million that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $14.5 million at September 30, 2021, and have decreased $1.5 million from December 31, 2020. There were 122 impaired loans at September 30, 2021 down from 140 loans at December 31, 2020. Impaired commercial loans decreased $318,000 between December 31, 2020 and September 30, 2021. The specific allowance for impaired commercial loans increased from $299,000 at December 31, 2020 to $553,000 as of September 30, 2021, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2020 to September 30, 2021, impaired residential loans decreased $632,000 and impaired home equity lines of credit decreased $536,000.

The following table sets forth impaired loans as of September 30, 2021 and 2020 and December 31, 2020:

Dollars in thousands	September 30, 2021	December 31, 2020	September 30, 2020
Commercial
Real estate	$2,800	$3,029	$4,753
Construction	705	770	1,009
Other	1,755	1,779	1,023
Municipal	—	—	—
Residential
Term	8,782	9,414	10,182
Construction	—	—	—
Home equity line of credit	503	1,039	2,364
Consumer	4	8	10
Total	$14,549	$16,039	$19,341

Past Due Loans
The Bank's overall loan delinquency ratio was 0.25% at September 30, 2021 compared to 0.66% at December 31, 2020 and 0.89% at September 30, 2020. Loans 90 days delinquent and accruing decreased from $1.5 million at December 31, 2020 to $229,000 as of September 30, 2021. The following table sets forth loan delinquencies as of September 30, 2021 and 2020 and December 31, 2020:

Dollars in thousands	September 30, 2021	December 31, 2020	September 30, 2020
Commercial
Real estate	$259	$555	$2,909
Construction	28	93	80
Other	676	2,634	2,676
Municipal	—	—	—
Residential
Term	2,453	3,955	4,509
Construction	—	—	—
Home equity line of credit	407	2,336	2,325
Consumer	295	149	277
Total	$4,118	$9,722	$12,776
Loans 30-89 days past due to total loans	0.16%	0.36%	0.51%
Loans 90+ days past due and accruing to total loans	0.01%	0.10%	0.10%
Loans 90+ days past due on non-accrual to total loans	0.08%	0.20%	0.27%
Total past due loans to total loans	0.25%	0.66%	0.89%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2021, there was one potential problem loan with a balance of $261,000 or 0.02% of total loans. This compares to five loans with a balance of $195,000 or 0.01% of total loans at December 31, 2020.
As of September 30, 2021, there were 13 loans in the process of foreclosure with a total balance of $1,140,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
The Bank’s written policies and procedures for foreclosures, along with implementation of same, are subject to annual review by its internal audit provider.  The scope of this review includes loans held in portfolio and loans serviced for others.  There were no issues requiring management attention in the most recent review.  Servicing for others includes loans sold to Freddie Mac, Fannie Mae, and the Federal Home Loan Bank of Boston through its MPF program.  The Bank follows the published guidelines of each investor.  Loans serviced for Freddie Mac and Fannie Mae have been sold without recourse, and the Bank has no liability for these loans in the event of foreclosure.  A de minimis volume of loans has been sold to and serviced for MPF to date.  The Bank retains a second loss layer credit enhancement obligation; no losses have been recorded on this credit enhancement obligation since the Bank started selling loans to MPF in 2013.

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2021, there were no OREO properties, compared to December 31, 2020 when there were four properties owned with an OREO balance of $908,000, net of an allowance for loan losses of $45,000 and September 30, 2020 when there were five properties owned with an OREO balance of $777,000, net of an allowance for loan losses of 45,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2021	December 31, 2020	September 30, 2020
Carrying Value
Commercial
Real estate	$—	$445	$222
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	508	600
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	—	953	822
Related Allowance
Commercial
Real estate	—	45	45
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	—	45	45
Net Value
Commercial
Real estate	—	400	177
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	508	600
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$0	$908	$777

Liquidity Management
As of September 30, 2021, the Bank had primary sources of liquidity of $1.0 billion. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $505.0 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 79.8% of total average assets in the first nine months of 2021, up from 77.6% a year ago. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank ("FRB") of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with two correspondent banks and availability through the FRB Borrower in Custody program. In the second quarter of 2020, the Bank enrolled in the Paycheck Protection Program Liquidity Facility ("PPPLF") offered by the FRB of Boston. PPPLF offered the ability to obtain advances dollar for dollar against the value of pledged PPP loans; per FRB rules, the facility terminated on July 30, 2021. No PPP loans were pledged and no PPPLF advances were taken while the facility was open.
Deposits
During the first nine months of 2021, total deposits increased by $188.6 million or 10.2% from December 31, 2020 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $253.0 million or 23.5% in the first nine months of 2021, money market deposits increased $26.6 million or 16.2%, and certificates of deposit decreased $91.0 million or 15.0%. Between September 30, 2020 and September 30, 2021, total deposits increased by $270.2 million or 15.3%. Low-cost deposits increased by $312.0 million or 30.7%, money market accounts increased $33.5 million or 21.3%, and certificates of deposit decreased $75.4 million or 12.8%. The increase in low-cost deposits allowed for a decrease in higher cost certificates of deposit and Borrowed Funds.
Borrowed Funds
The Company uses funding from the FHLB, the FRB and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2021, borrowed funds decreased $28.8 million or 11.0% from December 31, 2020; the reduction is centered in the paydown to zero of funds advanced from FRB. Between September 30, 2020 and September 30, 2021, borrowed funds decreased by $50.6 million or 17.8%, also centered in repayment of funds advanced from FRB.
Shareholders' Equity
Shareholders' equity as of September 30, 2021 was $238.7 million, compared to $223.7 million as of December 31, 2020 and $219.4 million as of September 30, 2020. The Company's earnings in the first nine months of 2021, net of dividends declared, added to shareholders' equity. The net unrealized loss on available-for-sale securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $627,000 as of September 30, 2021 compared to a gain of $5.0 million as of December 31, 2020. The net unrealized loss on cash flow hedging derivative instruments, net of tax, stands at $1.5 million, compared $4.9 million as of December 31, 2020.
A cash dividend of $0.32 per share was declared in the third quarter of 2021 bringing the year-to-date total to $0.95 per share. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 38.78% for the first nine months of 2021 compared to 49.46% for the same period in 2020. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2021 is this year's net income plus $28.0 million.
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

The Company met each of the well-capitalized ratio guidelines at September 30, 2021. The following tables indicate the capital ratios for the Bank and the Company at September 30, 2021 and December 31, 2020.

As of September 30, 2021	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.51%	13.25%	13.25%	14.37%
Company	8.57%	13.36%	13.36%	14.48%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2020	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.44%	13.54%	13.54%	14.70%
Company	8.49%	13.66%	13.66%	14.82%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The Bank maintains and annually updates a capital plan over a five year horizon; the capital plan was last updated in the second quarter of 2021. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status. To further validate its internal results, the Bank engaged a third party consultant during the third quarter of 2021 to conduct credit stress tests under six economic scenarios on its June 30, 2021 loan portfolio. Three of the scenarios emulated the Federal Reserve's Dodd Frank Act Stress Tests (DFAST), and three were developed by a leading forecasting firm. The consultant's report applied projected credit losses over a thirteen quarter horizon to the Bank's capital position with immediate effect. In each of the six scenarios the Bank remained well capitalized.

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

At September 30, 2021, the Bank had nine outstanding off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $210.0 million and an unrealized loss of $1.5 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30, 2021, the Bank's derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of September 30, 2021, the Bank had six loan swap agreements in place with a total notional value of $81.3 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2021:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$233,201	$178,109	$92	$55,000	$—
Operating leases	648	44	81	57	466
Certificates of deposit	514,567	354,403	137,033	23,131	—
Total	$748,416	$532,556	$137,206	$78,188	$466
Total loan commitments and unused lines of credit	$333,697	$333,697	$—	$—	$—

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Market-Risk Management
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. The First Bancorp, Inc.'s market risk is composed primarily of interest rate risk. The Bank's Asset/Liability Committee ("ALCO") is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.
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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2021 was 6.77% of total assets compared to 5.54% of total assets at December 31, 2020. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2021, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$55,841	$74,726	$262,274	$292,082
Restricted stock, at cost	7,803	—	—	1,037
Loans held for sale	—	—	—	1,437
Loans	516,131	210,453	595,120	295,508
Other interest-earning assets	6,600	25,214	—	—
Non-rate-sensitive assets	98,898	—	—	86,467
Total assets	685,273	310,393	857,394	676,531
Interest-bearing deposits	537,754	196,670	162,398	869,053
Borrowed funds	90,000	—	55,092	—
Non-rate-sensitive liabilities and equity	—	—	—	618,624
Total liabilities and equity	627,754	196,670	217,490	1,487,677
Period gap	$57,519	$113,723	$639,904	$(811,146)
Percent of total assets	2.27%	4.50%	25.30%	(32.07)%
Cumulative gap (current)	$57,519	$171,242	$811,146	$—
Percent of total assets	2.27%	6.77%	32.07%	—%

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

The Company's most recent simulation model projects net interest income would decrease by approximately 1.6% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and increase by approximately 0.3% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 8.8% in a falling-rate scenario, and higher than that earned in a stable rate environment by 1.2% in a rising rate scenario, when compared to the year-one base scenario. Both year two scenarios are well within ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2021 and December 31, 2020 is presented in the following table:

Changes in Net Interest Income	September 30, 2021	December 31, 2020
Year 1
Projected change if rates decrease by 1.0%	-1.6%	-1.4%
Projected change if rates increase by 2.0%	0.3%	-0.3%
Year 2
Projected change if rates decrease by 1.0%	-8.8%	-6.4%
Projected change if rates increase by 2.0%	1.2%	0.1%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2021, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2021, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.
Cessation of LIBOR
The Company is aware that 1) certain tenors of USD denominated LIBOR indices will no longer be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee ("ARRC") to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate ("SOFR") as a replacement for LIBOR. The International Swap and Derivatives Association (ISDA), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company formed a working group to address LIBOR cessation, which continues to monitor developments from ARRC and ISDA, along with guidance from US banking regulators. A replacement reference rate index for new transactions will be selected prior to year-end 2021 as required. Each of the interest rate swap contracts the Company has in place as of September 30, 2021 is tied to a LIBOR tenor expected to be published until June 2023. Two contracts with a total notional value of $45 million mature prior to June 30, 2023, while an additional seven contracts with a total notional amount of $165 million have maturity dates beyond

June 30, 2023. The six customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts and designate a replacement reference rate index will be undertaken in late 2022.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2021, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2021:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2021	5,776	24.40	—	—
February 2021	1,175	25.10	—	—
March 2021	1,606	28.70	—	—
April 2021	—	—	—	—
May 2021	580	29.53	—	—
June 2021	424	29.87	—	—
July 2021	691	29.06	—	—
August 2021	—		—	—
September 2021	—		—	—
	10,252	$27.78		—

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

Date: November 5, 2021

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: November 5, 2021