Form 10-K
period 2021-12-31
First Bancorp, Inc /ME/
filed 2022-03-11
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2021

Commission File Number 0-26589

THE FIRST BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Maine	01-0404322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

223 Main Street	Damariscotta	Maine	04543
(Address of principal executive offices)			(Zip code)

(207) 563-3195
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FNLC	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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
Common Stock: $305,575,402

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2022
Common Stock: 11,023,421 shares

Documents Incorporated By Reference:
Proxy Statement for the Annual Meeting of Shareholders
to be held on April 27, 2022

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
On January 14, 2005, the acquisition of FNB Bankshares ("FNB") of Bar Harbor, Maine, was completed, adding seven banking offices and one investment management office in Hancock and Washington counties of Maine. FNB's subsidiary, The First National Bank of Bar Harbor, was merged into The First National Bank of Damariscotta at closing, and from January 31, 2005 until January 28, 2016, the combined banks operated under the name: The First, N.A. On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank (the "Bank").
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
On January 31, 2022 the Bank opened a de novo branch office in Brewer, Maine. The Brewer office raised the Bank's branch location count to eighteen, and is its second branch in Penobscot County.
As of December 31, 2021, the Company's securities consisted of one class of common stock. At that date, there were 10,998,765 shares of common stock outstanding.
The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank's capital stock consists of one class of common stock, of which 290,069 shares, par value $2.50 per share, are issued and outstanding. All of the Bank's common stock is owned by the Company.
The Bank emphasizes personal service, and its customers are primarily small businesses and individuals to whom the Bank offers a wide variety of services, including deposit accounts and consumer, commercial and mortgage loans. The Bank continually evolves its processes and adapts to new technologies, but has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank's market area is subject to modest seasonal fluctuations typically consisting of lower deposits in the winter and spring and higher deposits in the summer and fall. This fluctuation is predictable and has not had a materially adverse effect on the Bank.
In addition to traditional banking services, the Company provides investment management and private banking services through First National Wealth Management, which is an operating division of the Bank. First National Wealth Management offers a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and municipalities of varying asset size, and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience. In 2019, the Bank introduced First National Investment Services. Through a partnership with a third party provider, First National Investment Services offers additional products such as brokerage, annuity products and certain types of insurance.
The financial services landscape has continued to evolve over the past five years in the Bank's primary market area. While large out-of-state banks have continued to experience local change as a result of activity at the regional and national level, online and mobile banking acceptance has increased and opened the market to new forms of competition. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and in some cases are not subject to the same regulatory restrictions as are the Company and the Bank.
The Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium-sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending investment and trust services to clients with accounts of all sizes. Investment continues to be made in enhancing the Bank’s online and mobile offerings to both enhance service delivery and provide additional channels for customers to conduct business with the Bank. Management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, Management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting the Bank's ability to be competitive.

The First Bancorp - 2021 Form 10-K - Page 1

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
Because we are a financial holding company, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (the "CRA"), of less than satisfactory, the Bank and/or the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. The Bank's primary regulator, the OCC, issued new CRA rules in June 2020; these rules were rescinded in December 2021. It is anticipated the various regulatory agencies will reconvene jointly to evaluate and propose new CRA guidance, and the Company will monitor those developments. In addition, if the FRB finds that the Bank is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
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
The First Bancorp - 2021 Form 10-K - Page 2

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted on July 21, 2010, resulted in broad changes to the U.S. financial system and was the most significant financial reform legislation enacted since the 1930s. The Dodd-Frank Act has affected, and we expect it will continue to affect, most of our business in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital and liquidity. A number of reforms to the Dodd-Frank Act were included in S.2155, passed in May 2018, however most were targeted for financial institutions smaller than the Company.
The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB concentrated much of its initial rule-making efforts on mortgage lending related topics required under the Act, including ability-to-repay, qualified mortgage standards, mortgage servicing standards, loan originator compensation, high-cost mortgage requirements and appraisal and escrow requirements for higher priced mortgage loans. In October 2015, TILA RESPA Integrated Disclosure ("TRID") requirements went into effect to enhance the disclosures provided by lenders to mortgage loan applicants. In 2018, new rules went into effect for the Home Mortgage Disclosure Act ("HMDA"), expanding its scope and data reporting requirements. We expect that the CFPB will remain focused on the exercise of its rule-making authority through its own examination practices or those of the prudential regulators.
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

Protecting the privacy of our customers’ information as well as the security of the Bank’s systems and networks has long been and will continue to be a priority. The Board is committed to maintaining strong and meaningful privacy and security protections for our customers’ information. The Chief Information Officer regularly provides reports to Senior Management and the Board regarding the Company's ongoing assessment of cybersecurity threats and risks, data security programs designed to prevent and detect threats, attacks, incursions and breaches, as well as management, mitigation and remediation of potential, and any actual, cybersecurity and information technology risks and breaches. In addition, the Bank is assessed regularly against robust information security standards and provides training to employees on at least an annual basis. The Audit Committee and Management review reports from the Internal Auditor regarding their evaluation of the Company’s Information Technology department on a regular basis, as well as reports from various configuration and vulnerability assessments. The Bank has not experienced any information security breaches in the past three years. Included in our mitigation strategy is a comprehensive cybersecurity insurance policy. The Board and Management recognize that cybersecurity matters, including expenditure related threats and the impact of incursions or breaches, may implicate the Company's disclosure under SEC rules and regulations, and intend to remain vigilant with respect to the cybersecurity aspects of these obligations.

Privacy
The FDIC, the OCC and other regulatory agencies have published privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial
The First Bancorp - 2021 Form 10-K - Page 3

institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to non-affiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most non-affiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

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
The First Bancorp - 2021 Form 10-K - Page 4

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
On December 31, 2021, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 14.27% and 13.31%, respectively, and its Leverage Capital Ratio was 8.63%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

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
The First Bancorp - 2021 Form 10-K - Page 5

•established an international leverage ratio;
•developed capital buffers; and
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
The Company's Tier 1 common equity ratio of 13.31% exceeded the fully phased-in minimum ratio of 7.00% by 6.31 percentage points at December 31, 2021.
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
The First Bancorp - 2021 Form 10-K - Page 6

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

Real Estate Lending Standards
FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC and the OCC have adopted regulations which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-
The First Bancorp - 2021 Form 10-K - Page 7

insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits. The CFPB amended Regulation Z effective January 10, 2014 to implement Ability to Repay and Qualified Mortgage Standards for residential mortgage lending.  The Bank has elected to follow large bank treatment under the rule.  The Bank follows the Ability to Repay rule by making a good faith determination of an applicant’s ability to repay under the terms of the transaction; loans meeting the outlined standards for Qualified Mortgages are identified as such in the Bank’s records.  The CFPB further amended Regulation Z along with amending Regulation X to combine certain disclosures consumers receive when applying for and closing on a mortgage loan under the Truth in Lending Act and Real Estate Settlement Procedures Act.  These amendments became effective October 3, 2015.

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

Human Capital
At December 31, 2021, the Company had 269 employees and full-time equivalency of 267 employees. Most employees live and work in the State of Maine, along with a limited number of remote employees working outside of Maine.

Talent Acquisition: To effectively operate, the Company requires employees with a variety of skill sets including customer service delivery, analytical ability, leadership, sales acumen and technical expertise. To attract and retain employees the Company offers a combination of competitive pay and benefits. Eligible full time employees and part time employees who are scheduled to work at least 30 hours per week are provided a flexible benefit plan which includes group life, health, short and long-term disability insurance. Other benefits include paid vacation, paid sick and personal time and a 401K defined contribution plan for eligible employees. The Company participates in annual salary surveys to ensure wages are competitive in the local market, and since 1994 has offered a comprehensive, annual incentive compensation plan to all employees.

Professional Development: Employee development is emphasized and extensive training and development opportunities are provided. Opportunities made available to employees may include participation in industry seminars, industry certificate programs, and advanced industry education at regional or national banking schools. The Company has also developed an in-
The First Bancorp - 2021 Form 10-K - Page 8

house program targeted to the development of future leaders. Managers conduct periodic coaching meetings with all employees to review progress towards annual goals, and identify areas of opportunity or performance improvement. Formal performance evaluations are conducted semi-annually. A Development Associate position was recently added to our Education & Training department.

Employee Engagement: The Company recognizes that employees who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the Company. The Company solicits employee feedback through a confidential web portal and periodically surveys employees various topics of interest. A recent such survey asked general questions about communications and more specific questions about communication with or from the CEO; the survey enjoyed a high rate of response and was overwhelmingly positive.

Succession Planning: The Company views succession planning as a priority and incorporates it into the strategic planning process. Succession plans are updated annually for all management roles, and leverage the Company's various development programs to clearly identify both short and long-term successors for each position.

Company Website
The Company maintains a website accessed via https://investors.thefirst.com where it makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Information contained on the Company's website does not constitute a part of this report. Beginning with the third quarter of 2018, the Company adopted inline XBRL. Interactive reports for our 10-K and 10-Q filings are available in iXBRL format at www.sec.gov.

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
The COVID-19 outbreak, which evolved into a worldwide pandemic, has had a myriad of adverse impacts upon society as a whole. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, Federal, State and Local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The initial restrictions and other consequences of the pandemic resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail sales, travel, hospitality and food and beverage industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate. The initial restrictions have been largely lifted nationally and within the Company's operating footprint. While substantial progress towards vaccination has been made, an increase in virus spread or infection rates, or the emergence of new variants of the virus could result in restrictions being re-implemented with negative impacts on economic activity.
Ongoing effects of COVID-19 on the broader economy and the markets that we serve remain uncertain, as are the ultimate length of any remaining restrictions described above or any accompanying effects. Federal Reserve action to lower the Federal Funds rate at the outset of the pandemic has had limited impact to date on our interest income and, therefore, earnings, financial condition and results of operations. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•employees contracting COVID-19
•unavailability of key personnel necessary to conduct our business activities
•disruption resulting from having a significant percentage of employees work remotely
•repeated or sustained closures of our branch lobbies
•declines in demand for loans and other banking services
The First Bancorp - 2021 Form 10-K - Page 9

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

The significant contribution of tourism and hospitality businesses to the State of Maine's overall economy, and the Company's primary market areas in particular, may result in a disproportionate effect relative to other regions. These factors, together or in combination with other events or occurrences related to COVID-19 that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.
We are subject to credit risk and may incur losses if loans are not repaid.
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans and the value of the collateral securing these loans. Other changes in the values of underlying collateral securing loans could pose additional risk if the collateral must be relied upon for repayment in the event of a loan default. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.
Our loan portfolio includes commercial, commercial real estate and commercial construction loans that may have higher risks than other types of loans.
Our commercial, commercial real estate, and commercial construction loans at December 31, 2021 and 2020 were $920.1 million and $783.7 million, or 55.9% and 53.0% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders (such as the bank) with a high concentration or a high growth rate of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, the potential illiquidity of the real estate collateral securing such losses, and the increased difficulty of evaluating and monitoring these types of loans.
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
The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If, as a result of general economic conditions, previously incorrect assumptions or an increase in defaulted loans, we determine that additional increases in the allowance for
The First Bancorp - 2021 Form 10-K - Page 10

loan losses are necessary, we will incur additional provision expenses. In addition, regulatory agencies review the Bank's allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Finally, our industry is the midst of a methodology change in the calculation of the allowance for loan losses. The incurred loss model presently in use will be replaced by a current expected credit loss model (“CECL”). The effective implementation date of CECL for the Company had been January 1, 2020. In October 2019, the Financial Accounting Standards Board ("FASB") approved an amendment to ASU 2016-13, the CECL standard, whereby the effective date of ASU 2016-13 was delayed for companies that qualify as a Smaller Reporting Companies ("SRC"). The Company qualifies as an SRC and as such our effective implementation date for CECL is now January 1, 2023. Substantial progress towards a formal estimate of a required allowance for credit losses to meet the CECL standard has been made, and the Company expects that a modest increase in the level may be necessary. As allowed by CECL implementation rules, any such day one increase will be a one-time capital event with an option to phase-in over three years for regulatory capital purposes, and is not presently expected to materially and adversely impact the Company’s earnings upon adoption.
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
Our level of troubled debt restructured ("TDR") has improved but a modest level of risk remains.
We work with homeowners and other borrowers who face difficulty on a case by case basis. In each case when a loan is modified, Management determines it is in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. In response to the COVID-19 pandemic, banking regulators released guidance in March 2020 that allowed qualifying loan modifications to be exempt from TDR status. Subsequently the CARES Act passed in March 2020 and the Supplemental Appropriations Act passed in December 2020 extended similar exemptions to TDR reporting for qualified loan modifications.
As of December 31, 2021, there were 60 loans with an outstanding balance of $8.3 million that have been restructured. This represents a reduction of 14 loans and $3.2 million in balances from the 74 loans with a value of $11.5 million in TDR status as of December 31, 2020. As of December 31, 2021, 39 loans with an aggregate balance of $6.4 million were performing under the modified terms, one loan with an aggregate balance of $3,000 was more than 30 days past due and accruing and 20 loans with an aggregate balance of $1.9 million were on nonaccrual. As a percentage of aggregate outstanding balances, 77.2% were performing under the modified terms, 0.04% were more than 30 days past due and accruing and 22.7% were on nonaccrual. Although a large percentage of TDRs are performing, the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations.
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
The First Bancorp - 2021 Form 10-K - Page 11

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
Volatile market conditions may detrimentally affect the value of securities held in our portfolio due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise, extending the average life of the bonds. As of December 31, 2021, we had $320.6 million and $370.0 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, rising interest rates, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
Illiquidity could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit renewals or rollovers, secured or unsecured borrowings, the sale of securities or loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry or the economy in general, or could be available only under terms which are unacceptable to us. We rely primarily on commercial and retail deposits and, to a lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank of Boston (the "FHLB") and other secured and unsecured borrowings to fund our operations. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, changes in market interest rates or increased competition for funding within our market. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources less favorable and may make it difficult for us to sell securities when needed to provide additional liquidity. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized", we will be unable to continue to roll over or renew brokered funds, and the interest rate we pay on deposits would be subject to restrictions. As a result, there is a risk that our cost of funding will increase or we will not have sufficient funds to meet our obligations when they become due.
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
The First Bancorp - 2021 Form 10-K - Page 12

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
Most of the Bank's lending is in Mid-Coast and Eastern Maine. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in this area of Northern New England could have a material adverse impact on the quality of the Bank's loan portfolio, and could result in a decline in the demand for our products and services and, accordingly, could negatively impact our results of operations. Such a decline in economic conditions could impair borrowers' ability to pay outstanding principal and interest on loans when due and, consequently, adversely affect the cash flows of our business. The Bank's loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in the Bank's portfolio is located in Mid-Coast and Eastern Maine. Conditions in the real estate market in which the collateral for the Bank's loans is located strongly influence the level of the Bank's non-performing loans, the potential or actual amounts realized from real estate collateral in the event of default, and ultimately the results of operations.
Our investment management activities are dependent on the value of investment securities which may lead to revenue fluctuations.
First National Wealth Management is the investment management arm of the Bank, operating under trust powers granted by the OCC in the Bank's charter. First National Wealth Management provides trustee, investment management and custody services for individual, municipal and business clients, predominantly in the Bank's market area. First National Wealth Management's revenues are directly tied to the asset values of the investments it manages for clients, and these may be adversely affected by a decline in the market value of these investments caused by fluctuations in the bond and stock markets.
We are dependent upon the services of our management team, and if we are unable to retain the services of our management team, our business may suffer.
Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. Changes in key personnel may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. The current employment landscape includes a very low national and local unemployment rate, upward wage pressures, and increased workplace flexibility brought about by remote work options. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at increased rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a material adverse effect on us. Although we have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse effect on us because of the loss of the employee's skills, knowledge of our market, and years of industry experience, and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.
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
The First Bancorp - 2021 Form 10-K - Page 13

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
The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry, and increased costs due to efforts to keep pace with change, could have a material adverse effect on us. To date, there has been no material adverse effect on our business or operations due to failure of keeping pace with technological change.
We are subject to security, transactional and operational risks relating to the use of technology that could damage our reputation and our business.
We rely heavily on communications and information systems to conduct our business, serving both internal and customer constituencies, and substantial investment has been made in these systems in recent years. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have in place policies and procedures, security applications and fraud mitigation applications designed to prevent or limit the effect of failure, interruption, fraud attack or security breach of or affecting our information systems, there can be no assurance that any such failures, interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately and promptly addressed. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, possibly through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability and/or substantial remediation or recovery costs, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. To date, there has been no material adverse effect on our business or operations due to these risks.
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

The First Bancorp - 2021 Form 10-K - Page 14

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
We may not be able to sustain our historical rate of growth, and may not even be able to grow our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence. If we were to experience a significant decrease or reversal in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Risks Associated With Our Industry

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally and by increased regulation.

The onset of COVID-19 in the United States in early 2020 quickly plunged the US economy into its first recession since the Great Recession of 2008-2009. COVID-19 resulted in a broad-based economic slowdown as governments at all levels implemented measures to protect public health that resulted in curtailment of activity across many sectors of the general economy. Unemployment initially rose to record levels and unprecedented levels of monetary stimulus from the Federal Reserve and fiscal stimulus from the Federal government were enacted. While many sectors of the economy have recovered, uncertainty remains regarding the ultimate economic impact of COVID-19 and the response to the pandemic.
The First Bancorp - 2021 Form 10-K - Page 15

To date the impact of COVID-19 on our loan portfolio has been limited, but some level of uncertainty remains. Progress towards prevention and treatment of COVID-19 has seen restrictions lifted and near normal economic activity return. Increased demand for goods coupled with supply chain disruptions have resulted in inflationary pressures that may require increased monetary policy response. COVID-19 has gone through several mutations over the past year including the now prevalent Omicron strain. Further mutations of the virus could disrupt the economic recovery with consequent negative impacts on our loan portfolio, and our operating results. Future disruptions, particularly those that impact the State of Maine's tourism and hospitality industries, or have negative events in the financial markets, that cause adverse changes in payment patterns, leading to increases in delinquencies and default rates, may impact our charge-offs and provision for credit losses. As the severity level of any disruption increases, it is more likely to exacerbate the adverse effects of difficult market conditions on us and others in the financial services industry.
Economic risks are not limited to the United States.
Negative economic events in other parts of the world may have a negative impact on the US economy. The impact of the COVID-19 pandemic is worldwide. The European Union (“EU”) has been hit hard by the virus outbreak with fewer stimulus options available to the European Central Bank ("ECB") to assist its general economy. Asian countries have generally been impacted to a lesser extent than the US or EU to date, but have nevertheless experienced a slowdown in the pace of economic growth. A sustained slowdown in the EU or strategic Asian countries, including China, could have negative implications for the both the global and US economies. The United Kingdom's ("UK") break from the EU in January 2021 created new trading rules, the impacts of which continue to evolve and manifest themselves. Geopolitical disruptions such as recent actions in Eastern Europe could also threaten the global economy. A severe market reaction to any of the foregoing could have a material adverse effect on our liquidity, financial condition, results of operations, and ability to meet regulatory requirements.

Reforms to London Interbank Offered Rate ("LIBOR") and other potential replacement indices or alternatives, and related uncertainty, may adversely affect our business, financial condition or results of operations.

In July 2017, the U.K. Financial Conduct Authority announced that after 2021 it will no longer require banks to submit rates for LIBOR. The U.S Federal Reserve formed the Alternative Reference Rate Committee ("ARRC") to develop a LIBOR alternative. ARRC recommended the Secured Overnight Funding Rate ("SOFR") as a replacement for LIBOR, and a market for SOFR based transactions has developed along with related protocols. In November 2020, the administrator of LIBOR announced that it would cease to publish one week and two month US Dollar (USD) LIBOR settings immediately after December 31, 2021, and remaining USD LIBOR tenors after June 30, 2023. US banking regulators have required new contracts written subsequent to December 31, 2021 to utilize a reference rate other than LIBOR. The Company and Bank have adopted the one month and three month tenors of SOFR published by the Chicago Mercantile Exchange as replacement reference rates for LIBOR; our various counterparties have indicated SOFR is a suitable replacement. Contracts in place prior to December 31, 2021 are expected to be addressed and appropriate amendments executed in the latter half of 2022. This timeline could be hastened in the event the pending discontinuance of LIBOR quotes is found to have a material, adverse effect on the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to LIBOR, including our hedge contracts, or our financial condition or results of operations. In addition, we cannot assure that we and other market participants will adequately be prepared for the final discontinuation of LIBOR or other benchmarks, and such discontinuation may have an unpredictable impact on our contracts and/or cause significant disruption to financial markets that are relevant to our business, which may have a material, adverse effect on our financial condition or results of operations.
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

The First Bancorp - 2021 Form 10-K - Page 16

The Dodd-Frank Act created the Consumer Financial Protection Bureau and tightened capital standards, and will continue to result in new laws and regulations that are expected to increase our costs of operations.
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
In June 2013 the Federal Reserve Board finalized rules that substantially amended the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Phase-in of the rules started in 2015 and was completed in 2019. The Company and the Bank complied with the fully phased requirements well in advance of the completion date and continued to do so as of December 31, 2021.
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
Although our common stock is traded on the NASDAQ Global Select market and is part of the Russell 2000 Index, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2021, the average monthly trading volume of our common stock was 356,686 shares, or approximately 3.25% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
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
The First Bancorp - 2021 Form 10-K - Page 17

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
The First Bancorp - 2021 Form 10-K - Page 18

market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on us.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

The principal office of the Company and the Bank is located in Damariscotta, Maine. The Bank operates 18 full-service banking offices in five counties in the Mid-Coast, Eastern and Down East regions of Maine:

Lincoln County	Knox County	Waldo County	Hancock County	Washington County
Boothbay Harbor	Camden	Belfast	Bar Harbor	Eastport
Damariscotta	Rockland Park Street		Blue Hill	Calais
Waldoboro	Rockland Union Street	Penobscot County	Ellsworth
Wiscasset	Rockport	Bangor	Northeast Harbor
		Brewer (Jan. 2022)	Southwest Harbor

First National Wealth Management, the investment management and trust division of the Bank, operates from our locations in Bangor, Bar Harbor, Ellsworth and Damariscotta. The Bank also maintains an Operations Center in Damariscotta. The Company owns all of its locations except for the land under the Southwest Harbor drive-up facility, the land under the Belfast branch, and the Brewer branch. Long-term land leases are in place for the Southwest Harbor and Belfast locations and an operating lease is in place for Brewer. The Company also owns undeveloped land in Belfast. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The last transaction in the Company's stock on NASDAQ during 2021 was on December 31 at $31.40 per share. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.

The First Bancorp - 2021 Form 10-K - Page 19

Repurchase of Shares and Use of Proceeds

The Company made the following repurchases of its common stock during the year ended December 31, 2021:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2021	5,776	$24.40	—	—
February 2021	1,175	25.10	—	—
March 2021	1,606	28.70	—	—
April 2021	—	—	—	—
May 2021	580	29.53	—	—
June 2021 (net of forfeitures)	174	29.87	—	—
July 2021 (net of forfeitures)	441	29.06	—	—
August 2021	—	—	—	—
September 2021	—	—	—	—
October 2021	—	—	—	—
November 2021	—	—	—	—
December 2021	—	—	—	—
	9,752	$27.78	—	—

Unregistered Sales of Equity Securities

None

The First Bancorp - 2021 Form 10-K - Page 20

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan category
Equity compensation plans approved by security holders	—	$—	359,811
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	359,811

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

	2016	2017	2018	2018	2020	2021
FNLC	100.00	85.30	85.47	102.67	90.80	117.37
S&P 500	100.00	121.82	116.47	153.13	181.30	233.29
NASD Bank	100.00	105.46	88.41	109.96	101.71	145.36

The First Bancorp - 2021 Form 10-K - Page 21

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
The Company generates almost all of its revenues from the Bank, which was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank, which has eighteen offices along coastal and eastern Maine, emphasizes personal service to the communities it serves, concentrating primarily on small businesses and individuals.
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
Non-interest income is the Bank's secondary source of revenue and includes fees and service charges on deposit accounts and services, interchange from debit cards, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through First National Wealth Management (previously First Advisors), a division of the Bank.

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

The First Bancorp - 2021 Form 10-K - Page 22

Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, fair value of securities, goodwill, the valuation of mortgage servicing rights, derivative financial instruments, and other-than-temporary impairment on securities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amounts derived from Management's estimates and assumptions under different assumptions or conditions.
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
The First Bancorp - 2021 Form 10-K - Page 23

would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.
Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date a derivative contract is entered into, the derivative is designated as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The relationships between hedging instruments and hedged items is formally documented, as is the risk management objectives and strategy for undertaking various hedge transactions. Both at the hedge’s inception and on an ongoing basis, determination is made as to whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income (loss) and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments, including customer loan swaps, are recorded at fair value with changes in fair value recorded in earnings. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

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

	Years ended December 31,
Dollars in thousands	2021	2020
Net interest income as presented	$66,303	$59,833
Effect of tax-exempt income	2,325	2,336
Net interest income, tax equivalent	$68,628	$62,169

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

The First Bancorp - 2021 Form 10-K - Page 24

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	Years ended December 31,
Dollars in thousands	2021	2020
Non-interest expense, as presented	$42,148	$39,652
Net interest income, as presented	66,303	59,833
Effect of tax-exempt income	2,325	2,336
Non-interest income, as presented	19,383	18,119
Effect of non-interest tax-exempt income	168	167
Net securities gains	(23)	(1,155)
Adjusted net interest income plus non-interest income	$88,156	$79,300
Non-GAAP efficiency ratio	47.81%	50.00%
GAAP efficiency ratio	49.19%	50.87%

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

	Years ended December 31,
Dollars in thousands	2021	2020
Average shareholders' equity as presented	$236,564	$219,729
Less intangible assets (average)	(30,962)	(29,918)
Average tangible common shareholders' equity	$205,602	$189,811

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provided a reconciliation to Net Income:

	Years ended December 31,
Dollars in thousands	2021	2020
Net income, as presented	$36,269	$27,129
Add: provision (credit) for loan losses	(375)	6,050
Add: income taxes	7,644	5,121
Pre-tax, pre-provision net income	$43,538	$38,300

Executive Summary

The Company posted record annual earnings in 2021, driven primarily by earning asset growth, which, combined with reduced funding costs from strong local deposit growth, led to increased net interest income. The lift in net interest income was supplemented by growth in non-interest income, stemming primarily from year-over-year increases in debit card revenue and wealth management revenue. Earnings growth was achieved while at the same time realizing year-over-year improvements in asset quality.
Net income for the year ended December 31, 2021 was $36.3 million, up $9.1 million or 33.7% from the $27.1 million posted for the year ended December 31, 2020. Earnings per common share on a fully diluted basis were $3.30 for the year ended December 31, 2021, up $0.82 or 33.1% from the $2.48 posted for the year ended December 31, 2020. Net interest income on a tax-equivalent basis increased $6.5 million or 10.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020, with growth in earning assets primarily responsible for the increase. The Company's net interest margin was 2.95% in 2021, compared to 2.94% in 2020.
The First Bancorp - 2021 Form 10-K - Page 25

Non-interest income in 2021 was $19.4 million, an increase of $1.3 million or 7.0% from the $18.1 million reported in 2020. This increase was due to year-over-year gains in debit card income and wealth management income; mortgage banking income was essentially flat year-over-year.
Non-interest expense in 2021 was $42.1 million, an increase of $2.5 million or 6.3% from the $39.7 million reported in 2020. This increase was attributable primarily to the recognition of a $2.2 million loss on sales of commercial loans which occurred in the fourth quarter of 2021; increases in salaries and employee benefit benefits also contributed to the year-to-year change.
Income taxes on operating earnings were $7.6 million for the year ended December 31, 2021, up $2.5 million from the year ended December 31, 2020.
During 2021, total assets increased $165.9 million or 7.0%, ending the year at $2.527 billion. The loan portfolio increased $170.9 million or 11.6% in 2021, ending the year at $1.648 billion. The investment portfolio was up $6.4 million or 0.9% for the year. On the liability side of the balance sheet, low-cost deposits increased $275.0 million or 25.6%, totaling $1.350 billion as of December 31, 2021. Certificates of deposit decreased $39.4 million or 6.5% from the end of 2020.  Local certificates of deposit (CDs) decreased $17.6 million and wholesale CDs decreased $21.8 million at December 31, 2021 compared to December 31, 2020.
Asset quality continues to be strong and stable. Non-performing loans stood at 0.35% of total loans as of December 31, 2021, improving from the 0.46% level of non-performing loans a year ago. Net chargeoffs were $357,000, or 0.02% of average loans in 2021, down $1.1 million or 0.10% from the year ended December 31, 2020. Past due loans were 0.26% of total loans as of December 31, 2021, down from 0.66% of total loans at December 31, 2020. The allowance for loan losses as a percentage of total loans outstanding stood at 0.94% in 2021, down from 1.10% at December 31, 2020, and above the pre-pandemic level of 0.90% at December 31, 2019. In the fourth quarter of 2021, a block of $14.5 million in commercial loans was sold without recourse to reduce exposures in certain portfolio segments. This reduction, along with continued strong asset quality metrics and improving macro-economic factors, led management to release $2.3 million from the allowance for loan losses in December 2021.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 14.27% as of December 31, 2021, solidly above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios remain favorable, with a return on average tangible common equity of 17.64% for the year ended December 31, 2021 compared to 14.29% for the year ended December 31, 2020. Our non-GAAP efficiency ratio continues to be an important component in our overall performance and stood at 47.81% in 2021, improved from the 50.00% posted for 2020.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 10.4% or $6.5 million to $68.6 million for the year ended December 31, 2021 from the $62.2 million reported for the year ended December 31, 2020, with growth in earning assets responsible for the increase. The Company's net interest margin was 2.95% in 2021, compared to 2.94% in 2020.
Total interest income on a tax-equivalent basis in 2021 was $79.4 million, a decrease of $49,000 or 0.1% from the $79.5 million posted by the Company in 2020. Total interest expense in 2021 was $10.8 million, a decrease of $6.5 million or 37.6% from the $17.3 million posted by the Company in 2020. Tax-exempt interest income amounted to $8.7 million for the year ended December 31, 2021, and $8.8 million for the year ended December 31, 2020.

The First Bancorp - 2021 Form 10-K - Page 26

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal income tax rate in 2021 and 2020.

Year ended December 31, 2021 compared to 2020
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$88	$(58)	$(54)	$(24)
Investment securities	825	(3,811)	(157)	(3,143)
Loans held for sale	(12)	16	(7)	(3)
Loans	6,605	(3,135)	(349)	3,121
Total interest income	7,506	(6,988)	(567)	(49)
Interest expense
Deposits	1,260	(7,424)	(661)	(6,825)
Borrowings	(375)	786	(94)	317
Total interest expense	885	(6,638)	(755)	(6,508)
Change in net interest income	$6,621	$(350)	$188	$6,459
1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2021 and 2020, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 21% Federal income tax rate in 2021 and 2020. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2021		2020
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$72	0.13%	$96	0.32%
Investment securities	16,846	2.42%	19,989	2.99%
Loans held for sale	22	0.98%	25	0.59%
Loans	62,466	3.98%	59,345	4.20%
Total interest-earning assets	79,406	3.41%	79,455	3.75%
Interest-bearing liabilities
Deposits	7,314	0.44%	14,139	0.93%
Borrowings	3,464	1.51%	3,147	1.21%
Total interest-bearing liabilities	10,778	0.57%	17,286	0.97%
Net interest income	$68,628		$62,169
Interest rate spread		2.84%		2.78%
Net interest margin		2.95%		2.94%

The First Bancorp - 2021 Form 10-K - Page 27

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2021 and 2020:

	Years ended December 31,
Dollars in thousands	2021	2020
Assets
Cash and cash equivalents	$23,655	$20,338
Interest-bearing deposits in other banks	57,208	29,799
Securities available for sale (includes tax exempt securities of $34,762 in 2021 and $24,408 in 2020)	309,131	324,302
Securities to be held to maturity (includes tax exempt securities of $251,301 in 2021 and $240,942 in 2020)	376,991	333,198
Restricted equity securities, at cost	9,268	10,326
Loans held for sale (fair value approximates cost)	2,248	4,228
Loans	1,569,398	1,412,221
Allowance for loan losses	(17,013)	(13,540)
Net loans	1,552,385	1,398,681
Accrued interest receivable	9,150	9,136
Premises and equipment, net	28,904	22,503
Other real estate owned	243	602
Goodwill	30,646	29,808
Other assets	46,227	50,230
Total Assets	$2,446,056	$2,233,151
Liabilities & Shareholders' Equity
Demand deposits	$307,508	$213,144
NOW deposits	572,091	441,670
Money market deposits	182,000	164,191
Savings deposits	335,677	262,247
Certificates of deposit	561,080	647,614
Total deposits	1,958,356	1,728,866
Borrowed funds – short term	173,717	204,679
Borrowed funds – long term	55,091	55,098
Dividends payable	807	875
Other liabilities	21,521	23,904
Total Liabilities	2,209,492	2,013,422
Shareholders' Equity:
Common stock	110	109
Additional paid-in capital	66,028	64,564
Retained earnings	171,455	153,470
Net unrealized gain on securities available for sale	1,286	6,253
Net unrealized loss on cash flow hedging derivative instruments	(2,230)	(4,534)
Net unrealized loss on securities transferred from available for sale to held to maturity	(113)	(157)
Net unrealized gain on postretirement benefit costs	28	24
Total Shareholders' Equity	236,564	219,729
Total Liabilities & Shareholders' Equity	$2,446,056	$2,233,151

The First Bancorp - 2021 Form 10-K - Page 28

Non-Interest Income

Non-interest income in 2021 was $19.4 million, an increase of $1.3 million or 7.0% from the $18.1 million reported in 2020. Revenue at First National Wealth Management increased $869,000, debit card income increased $1.1 million, while net gains on securities decreased $1.1 million. Mortgage banking revenue continued to benefit from strong purchase and refinance volume throughout 2021, and was level year-over-year.

Non-Interest Expense

Non-interest expense in 2021 was $42.1 million, an increase of $2.5 million or 6.3% from the $39.7 million reported in 2020. Employee salary and benefit expense increased 3.7% from the prior year and other recurring expense items saw modest year year-over-year changes. Non-recurring items were primarily responsible for the year-to-year change, and included the recognition in 2021 of a $2.2 million loss from commercial loan sales recognized in other operating expenses.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $(375,000) in 2021 compared to $6.1 million in 2020. The sale of $14.5 million in commercial loans substantially reduced risk exposure in certain segments, which, combined with strong and stable asset quality, led management to release $2.3 million from the allowance for loan losses in December 2021. The allowance for loan losses stood at 0.94% of total loans as of December 31, 2021, compared to 1.10% as of December 31, 2020.
Net loan charge-offs in 2021 were $357,000 or 0.02% of average loans, down $1.1 million from 2020. Non-performing assets stood at 0.23% of total assets as of December 31, 2021 compared to 0.32% of total assets at December 31, 2020. Past-due loans were 0.26% of total loans as of December 31, 2021, down from 0.66% of total loans as of December 31, 2020.

Income Taxes

Income taxes on operating earnings were $7.6 million for the year ended December 31, 2021, up $2.5 million from 2020.

Net Income

Net income for 2021 was $36.3 million, up 33.7% or $9.1 million from net income of $27.1 million that was posted in 2020. Earnings per share on a fully diluted basis for 2021 were $3.30, up $0.82 or 33.1% from the $2.48 reported for the year ended December 31, 2020.

Key Ratios

Return on average assets in 2021 was 1.48%, up from the 1.21% posted in 2020. Return on average tangible common equity was 17.64% in 2021, compared to 14.29% in 2020. In 2021, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 38.14%, compared to 49.20% in 2020. The Company's non-GAAP efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 47.81% in 2021, improved from 50.00% in 2020.

Investment Management and Fiduciary Activities

As of December 31, 2021, First National Wealth Management, the Bank's trust and investment management division, had assets under management or custody with a market value of $1.310 billion, consisting of 1,282 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2020, when 1,216 accounts with a market value of $1.227 billion were under management or custody.

The First Bancorp - 2021 Form 10-K - Page 29

Assets and Asset Quality

Total assets of $2.527 billion at December 31, 2021 increased 7.0% or $165.9 million from $2.361 billion at December 31, 2020. The investment portfolio, including restricted equity securities, increased $6.4 million or 0.9% over December 31, 2020, and the loan portfolio increased $170.9 million or 11.6%. Year-over-year, average assets were up $212.9 million in 2021 over 2020. Average loans in 2021 were $157.2 million higher than in 2020, and average investments in 2021 were $27.6 million higher than in 2020.
Non-performing assets to total assets stood at 0.23% at December 31, 2021, below the 0.32% of total assets at December 31, 2020.  In general terms, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses, in Management's opinion.
Net chargeoffs in 2021 were $357,000 or 0.02% of average loans outstanding, down $1.1 million from 2020. Residential real estate term loans represent 33.4% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2021, residential mortgages had a recovery ratio of 0.01% compared to a loss ratio of 0.02% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans, which generally carry more risk and potentially higher losses than other types of consumer credit.
The allowance for loan losses ended 2021 at $15.5 million and stood at 0.94% of total loans outstanding, compared to $16.3 million and 1.10% of total loans outstanding at December 31, 2020. Through eleven months of 2021 a $1.9 million provision for losses had been made. Subsequent to the above mentioned commercial loan sale, $2.3 million was released from the allowance for loan losses in December 2021. This provision and release, coupled with net charge off activity, resulted in the allowance for loan losses decreasing $732,000 or 4.5% from December 31, 2020.

Investment Activities

During 2021, the investment portfolio increased 0.9% to end the year at $696.0 million, compared to $689.5 million at December 31, 2020. Average investments in 2021 were $27.6 million higher than in 2020. As of December 31, 2021, mortgage-backed securities had a carrying value of $315.5 million and a fair value of $314.0 million. Of this total, securities with a fair value of $64.2 million or 20.4% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $249.8 million or 79.6% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, and corporate bonds or commercial paper with one of the three highest ratings given by a nationally recognized rating agency. The portfolio is currently invested primarily in U.S. Government sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations, and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $87,000, net of taxes, at December 31, 2021. This compares to $133,000, net of taxes at December 31, 2020. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The First Bancorp - 2021 Form 10-K - Page 30

The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2021 and 2020:

Dollars in thousands	2021	2020
Securities available for sale
U.S. Government sponsored agencies	$21,899	$22,730
Mortgage-backed securities	254,900	243,406
State and political subdivisions	39,122	39,474
Asset-backed securities	4,645	7,766
	320,566	313,376
Securities to be held to maturity
U.S. Government sponsored agencies	35,600	44,149
Mortgage-backed securities	60,646	53,594
State and political subdivisions	250,544	245,620
Corporate securities	23,250	22,250
	370,040	365,613
Restricted equity securities
Federal Home Loan Bank Stock	4,328	9,508
Federal Reserve Bank Stock	1,037	1,037
	5,365	10,545
Total securities	$695,971	$689,534

The First Bancorp - 2021 Form 10-K - Page 31

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2021. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	9,550	1.17%	17,650	1.65%
Due after 10 years	12,349	2.00%	17,950	2.06%
Total	21,899	1.64%	35,600	1.85%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.05%
Due in 1 to 5 years	4,808	3.49%	1,234	2.24%
Due in 5 to 10 years	25,666	2.20%	4,537	2.90%
Due after 10 years	224,426	1.50%	54,875	1.35%
Total	254,900	1.61%	60,646	1.49%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,765	5.81%
Due in 1 to 5 years	365	6.15%	10,390	4.69%
Due in 5 to 10 years	17,841	3.96%	136,295	4.36%
Due after 10 years	20,916	3.63%	102,094	3.67%
Total	39,122	3.80%	250,544	4.10%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	4,645	0.91%	—	0.00%
Total	4,645	0.91%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.00%
Due in 1 to 5 years	—	0.00%	6,000	5.38%
Due in 5 to 10 years	—	0.00%	16,500	4.25%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	23,250	4.43%
	$320,566	1.85%	$370,040	3.48%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2021 amounted to an unrealized loss of $8.4 million, or 1.26% of the amortized cost of the total securities portfolio. At December 31, 2020 this amount represented an unrealized loss of $1.2 million, or 0.18% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
The Company's evaluation of securities for impairment is a quantitative and qualitative process intended to determine whether declines in the fair value of investment securities should be recognized in current period earnings. The primary factors considered in evaluating whether a decline in the fair value of securities is other-than-temporary include: (a) the length of time
The First Bancorp - 2021 Form 10-K - Page 32

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
As of December 31, 2021, the Company had temporarily impaired securities with a fair value of $329.4 million and unrealized losses of $8.4 million, as identified in the table below. Securities in a continuous unrealized loss position of twelve months or more amounted to $55.9 million as of December 31, 2021, compared with $3.9 million at December 31, 2020. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value (which may be at maturity), the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2021.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$24,030	$(920)	$29,170	$(1,375)	$53,200	$(2,295)
Mortgage-backed securities	216,461	(4,768)	26,772	(922)	243,233	(5,690)
State and political subdivisions	29,528	(390)	—	—	29,528	(390)
Corporate securities	3,434	(66)	—	—	3,434	(66)
	$273,453	$(6,144)	$55,942	$(2,297)	$329,395	$(8,441)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2021, the total unrealized losses on these securities amounted to $2.3 million, compared with $333,000 at December 31, 2020. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets, and does not consider these securities to be other-than-temporarily impaired at December 31, 2021.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2021, the total unrealized losses on these securities amounted to $5.7 million, compared with $812,000 at December 31, 2020. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2021 were attributable to changes in current market yields and spreads since the dates the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2021. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2021, the total unrealized losses on municipal securities amounted to $390,000, compared with $3,000 at December 31, 2020. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2021, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of temporary impairment. The Company attributes the unrealized losses at December 31, 2021, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and
The First Bancorp - 2021 Form 10-K - Page 33

the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2021. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of December 31, 2021, the total unrealized losses on corporate securities amounted to $66,000, compared with $2,000 at December 31, 2020. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2021, all corporate bond issuers were current on contractually obligated interest and principal payments.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2021 and 2020, the Bank's investment in FHLB stock totaled $4.3 million and $9.5 million, respectively. The year-to-year change was based upon the Bank's level of borrowings from the FHLB, and by a change in FHLB's minimum ownership requirements. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2021. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $170.9 million or 11.6% in 2021, with total loans at $1.65 billion at December 31, 2021, compared to $1.48 billion at December 31, 2020. Commercial loans increased $136.4 million or 17.4% between December 31, 2020 and December 31, 2021. Residential term loans increased by $28.7 million or 5.5% and municipal loans decreased by $4.6 million or 10.5% over the same period.
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
The First Bancorp - 2021 Form 10-K - Page 34

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
Construction loans, both commercial and residential, at 48.2% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2021. Construction loans and non-owner-occupied commercial real estate loans are at 203.0% of total capital at December 31, 2021, well below the regulatory limit of 300.0% of capital.
The following table summarizes the loan portfolio, by class, as of December 31, 2021 and 2020:

	As of December 31,
Dollars in thousands	2021		2020
Commercial
Real estate	$576,198	35.0%	$442,121	29.9%
Construction	79,365	4.8%	56,565	3.8%
Other	264,570	16.1%	285,015	19.3%
Municipal	48,362	2.9%	43,783	3.0%
Residential
Term	550,783	33.4%	522,070	35.3%
Construction	31,763	1.9%	21,600	1.5%
Home equity line of credit	73,632	4.5%	79,750	5.4%
Consumer	22,976	1.4%	25,857	1.8%
Total loans	$1,647,649	100.0%	$1,476,761	100.0%

The First Bancorp - 2021 Form 10-K - Page 35

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2021:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$216	$33,664	$64,948	$477,370	$576,198
Construction	—	5,699	13,058	60,608	79,365
Other	765	116,118	64,512	83,175	264,570
Municipal	—	26,710	7,979	13,673	48,362
Residential
Term	—	5,980	44,643	500,160	550,783
Construction	—	413	—	31,350	31,763
Home equity line of credit	1,499	510	330	71,293	73,632
Consumer	6,532	5,979	4,856	5,609	22,976
Total loans	$9,012	$195,073	$200,326	$1,243,238	$1,647,649

The following table provides a listing of loans, by class, between variable and fixed rates as of December 31, 2021:

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$96,422	5.9%	$479,776	29.1%	$576,198	35.0%
Construction	$29,738	1.8%	$49,627	3.0%	$79,365	4.8%
Other	$138,471	8.4%	$126,099	7.7%	$264,570	16.1%
Municipal	$47,989	2.9%	$373	—%	$48,362	2.9%
Residential
Term	$413,369	25.1%	$137,414	8.3%	$550,783	33.4%
Construction	$24,455	1.5%	$7,308	0.4%	$31,763	1.9%
Home equity line of credit	$324	0.1%	$73,308	4.4%	$73,632	4.5%
Consumer	$14,699	0.9%	$8,277	0.5%	$22,976	1.4%
Total loans	$765,467	46.6%	$882,182	53.4%	$1,647,649	100.0%

Loan Concentrations

As of December 31, 2021, the Bank had one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $183.4 million, or 11.13% of total loans. As of December 31, 2020, the industry category Lessors of Nonresidential Properties accounted for 10.0% of the Bank's total loan portfolio, and stood at 9.7% as of December 31, 2021.

Loans Held for Sale

As of December 31, 2021, the Bank had $835,000 in loans held for sale.  This compares to $5.9 million loans held for sale at December 31, 2020.

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
The First Bancorp - 2021 Form 10-K - Page 36

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

Residential, Home Equity and Consumer
Consumer, home equity and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in these pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer, home equity and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk status and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans and home equity lines of credit that are greater than 90 days past due are evaluated for collateral adequacy and if deficient are placed on non-accrual status. The Bank sells residential loans through the Federal Home Loan Bank of Boston
The First Bancorp - 2021 Form 10-K - Page 37

Mortgage Partnership Finance program ("MPF") with limited recourse. Volume sold to MPF continues to be de minimis; therefore, the impact on the Allowance is minimal.

Specific Reserves
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans include troubled debt restructured loans ("TDRs") and loans placed on non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2021, impaired loans with specific reserves totaled $3.1 million and the amount of such reserves was $576,000. This compares to impaired loans with specific reserves of $3.9 million at December 31, 2020, at which date the amount of such reserves was $462,000.

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

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2021 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The First Bancorp - 2021 Form 10-K - Page 38

The following table summarizes our allocation of allowance by loan class as of December 31, 2021 and 2020. The percentages are the portion of each loan type to total loans:

	As of December 31,
Dollars in thousands	2021		2020
Commercial
Real estate	$5,367	35.0%	$5,178	29.9%
Construction	746	4.8%	662	3.8%
Other	2,830	16.1%	3,438	19.3%
Municipal	157	2.9%	171	3.0%
Residential
Term	2,733	33.4%	2,579	35.3%
Construction	148	1.9%	102	1.5%
Home equity line of credit	925	4.5%	1,211	5.4%
Consumer	833	1.4%	778	1.8%
Unallocated	1,782	—%	2,134	—%
Total	$15,521	100.0%	$16,253	100.0%

The allowance for loan losses totaled $15.5 million at December 31, 2021, compared to $16.3 million at December 31, 2020. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured loans for specific reserves. These specific reserves increased $114,000 in 2021 from $462,000 at December 31, 2020 to $576,000 at December 31, 2021. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based on historical loss experience of homogeneous pools of loans decreased by $6,000 in 2021. The portion of the reserve based on qualitative factors decreased by $488,000 during 2021 due to a mix of factors. These factors included changes in various macroeconomic measures used in the qualitative model, volume changes in certain portfolio segments, ongoing analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications. Unallocated reserves, which were $2.1 million, or 13.1% of the total reserve at December 31, 2020, decreased to $1.8 million or 11.5% of the total reserve at December 31, 2021. Management considers these levels appropriate as they support general imprecision related to portfolio growth and include considerations of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, duration of the pandemic, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there may be underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
The First Bancorp - 2021 Form 10-K - Page 39

A breakdown of the allowance for loan losses as of December 31, 2021, by loan class, and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$42	$831	$4,494	$—	$5,367
Construction	16	114	616	—	746
Other	381	382	2,067	—	2,830
Municipal	—	—	157	—	157
Residential
Term	137	175	2,421	—	2,733
Construction	—	10	138	—	148
Home equity line of credit	—	101	824	—	925
Consumer	—	243	590	—	833
Unallocated	—	—	—	1,782	1,782
	$576	$1,856	$11,307	$1,782	$15,521

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The net provision for loan losses was $(375,000) in 2021 compared to $6.1 million in 2020. Through November 2021 provision of $1.9 million had been recorded year-to-date; a reversal of $2.3 million was recorded in December 2021 reflecting reductions in certain risk categories resulting from the sale of commercial loans that month. Net charge offs were $357,000 in 2021 compared to net charge offs of $1.4 million in 2020. The allowance as a percentage of loans outstanding stood at 0.94% at December 31, 2021 compared to 1.10% at December 31, 2020 and 0.90% at December 31, 2019.
The First Bancorp - 2021 Form 10-K - Page 40

The following table summarizes the activities in our allowance for loan losses as of December 31, 2021 and 2020:

	As of December 31,
Dollars in thousands	2021	2020
Balance at beginning of year	$16,253	$11,639
Loans charged off:
Commercial
Real estate	106	1,088
Construction	—	—
Other	288	27
Municipal	—	—
Residential
Term	42	66
Construction	—	—
Home equity line of credit	—	153
Consumer	312	327
Total	748	1,661
Recoveries on loans previously charged off
Commercial
Real estate	95	—
Construction	—	—
Other	84	37
Municipal	—	—
Residential
Term	66	34
Construction	—	—
Home equity line of credit	61	22
Consumer	85	132
Total	391	225
Net loans charged off	357	1,436
Provision (credit) for loan losses	(375)	6,050
Balance at end of period	$15,521	$16,253
Ratio of net loans charged off to average loans outstanding	0.02%	0.10%
Ratio of allowance for loan losses to total loans outstanding	0.94%	1.10%

Management believes the allowance for loan losses is appropriate as of December 31, 2021. The level of the provision for loan losses in 2020 was elevated in response to uncertainties brought about by the COVID-19 pandemic. Credit quality metrics remained favorable throughout 2021, and, when coupled with risk reduction brought about by the sale of $14.5 million in commercial loans, led to a net reduction in the allowance from the level at December 31, 2020.

COVID-19 Impact on Loan Portfolio

The Company has continued to work with borrowers impacted by the COVID-19 outbreak. As of December 31, 2021, a total of 1,053 loan modification requests for interest-only payments or deferred payments have been completed in conformance with the Interagency Statement on Loan Modifications and Reporting ("Interagency Guidance") issued March 23, 2020, Section 4013 of the CARES Act passed March 2020, or the Supplemental Appropriations Act passed December 2020, representing $284.8 million in loan balances, or approximately 17.3% of the overall loan portfolio. One of these modifications of a de minimis amount has been classified as a TDR since being modified. So long as modified terms are met, qualified loans in an active COVID-19 related modification are not classified as TDRs, are not included past due loan totals, and continue to accrue interest.
The First Bancorp - 2021 Form 10-K - Page 41

As of December 31, 2021, 18 loans totaling $2.9 million remained in their original modification or had had a subsequent modification, representing 0.17% of the overall portfolio. Refer to Note 5 of the consolidated financial statements for further detail.
First National Bank is a designated SBA preferred lender and has participated in both the 2020 (PPP1) and 2021 (PPP2) rounds of the Payroll Protection Program. Under PPP1, 1,718 loans were granted totaling $97.8 million in funds disbursed to qualified small businesses. The Bank has actively worked with these borrowers to process applications for forgiveness per PPP guidelines; as of December 31, 2021, PPP1 balances had been reduced to $7,500. Under PPP2, 1,263 loans totaling 52.1million had been granted as of December 31, 2021, and the outstanding balances had been reduced to $22.0 million. It is expected that most of the remaining PPP1 and PPP2 balances will be forgiven or otherwise paid in the first half of 2022.
The State of Maine, where most of the Bank's customers reside and/or operate businesses, has largely re-opened its economy; quarantines for out of state visitors and limits on the size of public gatherings have been lifted. The emergence of the Delta and Omicron variants of the COVID-19 virus did not result in new restrictions or curtailment of economic activity, but COVID-19 remains a threat to economic normalization and could ultimately have a negative impact on the Bank's borrowers.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.35% at December 31, 2021 compared to 0.46% at December 31, 2020.

The First Bancorp - 2021 Form 10-K - Page 42

The following table shows the distribution of nonperforming loans by class as of December 31, 2021 and 2020:

	As of December 31,
Dollars in thousands	2021	2020
Commercial
Real estate	$242	$543
Construction	27	89
Other	1,068	1,481
Municipal	—	—
Residential
Term	3,808	3,593
Construction	—	—
Home equity line of credit	457	1,015
Consumer	—	—
Total non-performing loans	$5,602	$6,721
Allowance for loan losses as a percentage of nonperforming loans	277.1%	241.8%

Total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2021, loans 90 or more days past due and still accruing interest totaled $32,000, compared to $1.5 million at December 31, 2020.
As of December 31, 2021, 20 loans with a balance of $1.9 million were non-performing and also classified as TDR. This compares to 22 loans with a balance of $2.2 million as of December 31, 2020.

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

Interagency regulatory guidance issued in March 2020 in response to the consequences of the COVID-19 pandemic, the CARES Act passed in March 2020, and the Supplemental Appropriations Act passed in December 2020 granted exemption to TDR classification for certain qualified loan modification actions that normally would have been classified as TDRs.
As of December 31, 2021 there were 60 loans with an aggregate outstanding balance of $8.3 million that have been restructured. This compares to 74 loans with amounts totaling $11.5 million that had been restructured as of December 31, 2020. The following table shows the activity in loans classified as TDRs between December 31, 2020 and December 31, 2021. As noted above, this data does not include loans with modified terms granted under the Interagency Guidance, CARES Act or Supplemental Appropriations Act:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2020	74	$11,534
Added in 2021	4	466
Principal reduction on loans added in 2021	—	15
Net added in 2021	—	451
Loans paid off in 2021	(18)	(3,210)
Repayments in 2021	—	(434)
Total at December 31, 2021	60	$8,341

As of December 31, 2021, 39 loans with an aggregate balance of $6.4 million were performing under the modified terms, one loan with an aggregate balance of $3,000 was more than 30 days past due and accruing, and 20 loans with an aggregate balance of $1.9 million were on nonaccrual. As a percentage of aggregate outstanding balance, 77.25% were performing under
The First Bancorp - 2021 Form 10-K - Page 43

the modified terms, 0.04% were more than 30 days past due and accruing and 22.71% were on nonaccrual. The performance status of all TDRs as of December 31, 2021, as well as the associated specific reserve in the allowance for loan losses, is summarized by class of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$1,185	$—	$42	$1,227
Construction	661	—	—	661
Other	234	—	531	765
Municipal	—	—	—	—
Residential
Term	4,362	3	1,321	5,686
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	2	—	—	2
	$6,444	$3	$1,894	$8,341
Percent of balance	77.25%	0.04%	22.71%	100.00%
Number of loans	39	1	20	60
Associated specific reserve	$141	$—	$391	$532

Residential and consumer TDRs as of December 31, 2021 included 46 loans with an aggregate balance of $5.7 million and the modifications granted fell into five major categories. Loans totaling $3.6 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $2.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Short-term rate concessions were granted on loans totaling $376,000. Certain residential TDRs had more than one modification.
Commercial TDRs as of December 31, 2021 were comprised of 14 loans with a balance of $2.7 million. Of this total, four loans with an aggregate balance of $1.1 million had an extended period of interest-only payments, deferring the start of principal repayment. Three loans with an aggregate balance of $289,000 had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Three loans with an aggregate balance of $257,000 had a deferral of payment. The remaining four loans with an aggregate balance of $1.0 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2021, Management is aware of eight loans classified as TDRs that are involved in bankruptcy proceedings with an aggregate outstanding balance of $950,000. There were also 20 loans with an outstanding balance of $1.9 million that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.

Impaired Loans

Impaired loans include TDRs and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $12.1 million at December 31, 2021, and have decreased $4.0 million from December 31, 2020. The number of impaired loans decreased by 33 loans from 140 to 107 during the same period. Impaired commercial loans decreased $2.2 million from December 31, 2020 to December 31, 2021. The specific allowance for impaired commercial loans increased from $299,000 at December 31, 2020 to $439,000 as of December 31, 2021, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2020 to December 31, 2021, impaired residential loans decreased $1.2 million and impaired home equity lines of credit decreased $582,000.

The First Bancorp - 2021 Form 10-K - Page 44

The following table sets forth impaired loans as of December 31, 2021 and 2020:

	As of December 31,
Dollars in thousands	2021	2020
Commercial
Real estate	$1,428	$3,029
Construction	689	770
Other	1,303	1,779
Municipal	—	—
Residential
Term	8,173	9,414
Construction	—	—
Home equity line of credit	457	1,039
Consumer	2	8
Total	$12,052	$16,039

Past Due Loans

The Bank's overall loan delinquency ratio was 0.26% at December 31, 2021, versus 0.66% at December 31, 2020. Loans 90 days delinquent and accruing decreased from $1.5 million at December 31, 2020 to $32,000 as of December 31, 2021, the year-to-year reduction being the result of resolution of one credit that comprised most of the year-end 2020 balance. The year-end 2021 total is made up of two units, one of which is a checking account overdraft; we expect to collect all amounts due on each, including interest.
The following table sets forth loan delinquencies as of December 31, 2021 and 2020:

	As of December 31,
Dollars in thousands	2021	2020
Commercial
Real estate	$440	$555
Construction	24	93
Other	157	2,634
Municipal	—	—
Residential
Term	2,297	3,955
Construction	—	—
Home equity line of credit	1,035	2,336
Consumer	392	149
Total	$4,345	$9,722
Loans 30-89 days past due to total loans	0.13%	0.36%
Loans 90+ days past due and accruing to total loans	—%	0.10%
Loans 90+ days past due on non-accrual to total loans	0.13%	0.20%
Total past due loans to total loans	0.26%	0.66%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2021, there were no potential problem loans, compared to five loans with a balance of $195,000 or 0.01% of total loans at December 31, 2020.
As of December 31, 2021, there were seven loans in the process of foreclosure with a total balance of $667,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the
The First Bancorp - 2021 Form 10-K - Page 45

Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption ("POR") begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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
The First Bancorp - 2021 Form 10-K - Page 46

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2021, there were no OREO properties, compared to December 31, 2020 when there were four properties owned with an OREO balance of $908,000, net of an allowance for losses of $45,000. The following table presents the composition of other real estate owned as of December 31, 2021 and 2020.

As of December 31,
Dollars in thousands	2021	2020
Carrying Value
Commercial
Real estate	$—	$445
Construction	—	—
Other	—	—
Municipal	—	—
Residential
Term	—	508
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$—	$953
Related Allowance
Commercial
Real estate	$—	$45
Construction	—	—
Other	—	—
Municipal	—	—
Residential
Term	—	—
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$—	$45
Net Value
Commercial
Real estate	$—	$400
Construction	—	—
Other	—	—
Municipal	—	—
Residential
Term	—	508
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$—	$908
The First Bancorp - 2021 Form 10-K - Page 47

Funding, Liquidity and Capital Resources

As of December 31, 2021, the Bank had primary sources of liquidity of $1.010 billion or 40.4% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $139.0 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $76.0 million in credit lines with correspondent banks, and $281.8 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $1.507 billion or 60.3% of its total assets. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Bank's and the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 80.1% of total average assets in 2021. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time.
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

Deposits

During 2021, total deposits increased by $278.7 million, ending the year at $2.123 billion compared to $1.845 billion at December 31, 2020. Low-cost deposits (demand, NOW, and savings accounts) increased by $275.0 million or 25.6% during the year, money market deposits increased $43.1 million or 26.3%, and certificates of deposit decreased $39.4 million or 6.5%. The increase in low-cost deposits provided funding for earning asset growth, and enabled a reduction in certificates of deposit obtained from wholesale sources. Estimated uninsured deposits totaled $228.4 million and $205.0 million at December 31, 2021 and 2020, respectively.
Average deposits increased $229.5 million in 2021, as shown in the following table, which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,		% change
Dollars in thousands	2021	2020	2021 vs 2020
Demand deposits	$307,508	$213,144	44.27%
NOW accounts	572,091	441,670	29.53%
Money market accounts	182,000	164,191	10.85%
Savings	335,677	262,247	28.00%
Certificates of deposit	561,080	647,614	(13.36)%
Total deposits	$1,958,356	$1,728,866	13.27%
The First Bancorp - 2021 Form 10-K - Page 48

The average cost of deposits (including non-interest-bearing accounts) was 0.37% for the year ended December 31, 2021, compared to 0.82% for the year ended December 31, 2020. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2021	2020
NOW	0.33%	0.52%
Money market	0.24%	0.64%
Savings	0.07%	0.11%
Certificates of deposit	0.85%	1.62%
Total interest-bearing deposits	0.44%	0.93%

Of all certificates of deposit, $323.8 million or 79.26% will mature by December 31, 2022. As of December 31, 2021 and 2020, the Bank held a total of $55.4 million and $63.0 million, respectively, in certificate of deposit accounts with balances in excess of $250,000. The following table summarizes the time remaining to maturity for these certificates of deposit.

	As of December 31,
Dollars in thousands	2021	2020
Within 3 Months	$10,311	$16,821
3 Months through 6 months	14,313	10,508
6 months through 12 months	6,304	11,871
Over 12 months	24,498	23,838
Total	$55,426	$63,038

Borrowed Funds

Borrowed funds consists of advances from the FHLB, advances from the FRB Discount Window, and securities repurchase agreements with customers. Advances from the FHLB are secured with pledged collateral consisting of FHLB stock, funds on deposit with FHLB, U.S. Agency notes, mortgage-backed securities, and qualifying first mortgage loans. FRB Discount Window advances are similarly secured with collateral consisting of FRB stock, funds on deposit at FRB, and qualifying commercial, home equity and construction loans. As of December 31, 2021, advances from FHLB totaled $55.1 million, with a weighted average interest rate of 1.38% per annum and remaining maturities ranging from 2.5 to 4 years. This compares to advances from FHLB and FRB totaling $192.7 million, with a weighted average interest rate of 0.69% per annum and remaining maturities ranging from 7 days to 5 years, as of December 31, 2020. The increase in low-cost deposits in 2021, described above in Deposits, enabled a reduction in the level of FHLB and FRB advances in addition to providing funding for earning asset growth. The change in the weighted average rate paid on borrowed funds in 2021 compared to 2020 is rooted in the underlying mix of advance terms. Advances as of December 31, 2020 were primarily short term and at lower rates than the longer term, higher rate, non-prepayable advances outstanding as of December 31, 2021.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2021 was $81.3 million, compared to $69.3 million on December 31, 2020. The weighted average interest rates payable under these agreements were 0.47% per annum as of December 31, 2021, compared to 0.74% per annum as of December 31, 2020.
The maximum amount of borrowed funds outstanding at any month-end during each of the last two years was $238.5 million at the end of August in 2021 and $324.2 million at the end of May in 2020. The average amount outstanding during 2021 was $228.8 million with a weighted average interest rate of 1.51% per annum. This compares to an average outstanding amount of $259.8 million with a weighted average interest rate of 1.21% per annum in 2020.

Capital Resources

Shareholders' equity as of December 31, 2021 was $245.7 million, compared to $223.7 million as of December 31, 2020.
During 2021, the Company declared cash dividends of $0.31 per share in the first quarter and $0.32 per share in the remaining three quarters, or $1.27 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 38.14% for the year ended December 31, 2021 compared to 49.20% for the year ended December 31, 2020. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay
The First Bancorp - 2021 Form 10-K - Page 49

dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2022 is this year's net income plus $38.2 million.
In 2021, 58,228 shares were issued via employee stock programs, the dividend reinvestment plan, and restricted stock grants. The Company received consideration totaling $689,000.  The following table summarizes the Company's 2021 stock issuances.

Dividend reinvestment plan	11,772
Employee stock program	12,267
Restricted stock grants	34,189
Total	58,228

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
Capital at December 31, 2021 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.63% on December 31, 2021 and 8.49% at December 31, 2020. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2021, the Company had tier-one risk-based capital of 13.31% and tier-two risk-based capital of 14.27%, versus 13.66% and 14.82%, respectively, at December 31, 2020. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 8.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
The Company met each of the well-capitalized ratio guidelines at December 31, 2021. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2021 and December 31, 2020.

As of December 31, 2021	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.56%	13.21%	13.21%	14.17%
Company	8.63%	13.31%	13.31%	14.27%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2020	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.44%	13.54%	13.54%	14.70%
Company	8.49%	13.66%	13.66%	14.82%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the Company's capital resources, liquidity, or results of operations.

The First Bancorp - 2021 Form 10-K - Page 50

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2021:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$976	$113	$215	$189	$459
Total	$976	$113	$215	$189	$459

Capital Purchases

In 2021, the Company made capital purchases totaling $3.8 million for real estate improvements for branch or operations premises and equipment related to technology. This cost, along with the cost of other assets placed into service in 2020, will be amortized over an average of 23 years, adding approximately $165,000 to pre-tax operating costs per year.

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2021, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimis transaction in 2001.
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
The First Bancorp - 2021 Form 10-K - Page 51

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2021, was 7.09% of total assets, compared to 5.54% of total assets at December 31, 2020. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The Company's summarized static gap, as of December 31, 2021, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$53,549	$73,585	$239,503	$323,969
Restricted equity securities, at cost	4,328	—	—	1,037
Loans	466,335	213,154	625,380	342,780
Other interest-earning assets	1,500	25,379	—	—
Non-rate-sensitive assets	70,332	—	—	85,433
Total assets	596,044	312,118	864,883	754,054
Interest-bearing deposits	569,017	159,906	244,577	896,983
Borrowed funds	—	—	55,091	—
Non-rate-sensitive liabilities and equity	—	—	—	601,525
Total liabilities and equity	569,017	159,906	299,668	1,498,508
Period gap	$27,027	$152,212	$565,215	$(744,454)
Percent of total assets	1.07%	6.02%	22.37%	(29.46)%
Cumulative gap (current)	$27,027	$179,239	$744,454	$—
Percent of total assets	1.07%	7.09%	29.46%	—%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 1.5% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 2.8% if rates rise gradually by two percentage points over that period. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 7.3% in a falling-rate scenario, and lower than that earned in a stable rate environment by 3.6% in a rising rate scenario, when compared to the year-one base scenario. Both of the year two changes are well within ALCO's policy limit of a decrease of no more than 20% in net interest income in the second year given a 2.0% move in interest rates, up or down.

The First Bancorp - 2021 Form 10-K - Page 52

A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2021 and 2020 is presented in the following table:

Changes in Net Interest Income	2021	2020
Year 1
Projected changes if rates decrease by 1.0%	-1.5%	-1.4%
Projected change if rates increase by 2.0%	-2.8%	-0.3%
Year 2
Projected changes if rates decrease by 1.0%	-7.3%	-6.4%
Projected change if rates increase by 2.0%	-3.6%	0.1%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2021, the Company was not using interest rate swaps or other derivative instruments for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2021, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2021 Form 10-K - Page 53

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2021	2020
Assets
Cash and cash equivalents	$20,634,000	$26,212,000
Interest-bearing deposits in other banks	66,678,000	56,151,000
Securities available for sale	320,566,000	313,376,000
Securities to be held to maturity (fair value of $375,327,000 at December 31, 2021, and $377,134,000 at December 31, 2020)	370,040,000	365,613,000
Restricted equity securities, at cost	5,365,000	10,545,000
Loans held for sale	835,000	5,855,000
Loans	1,647,649,000	1,476,761,000
Less allowance for loan losses	15,521,000	16,253,000
Net loans	1,632,128,000	1,460,508,000
Accrued interest receivable	7,544,000	9,298,000
Premises and equipment, net	28,949,000	27,251,000
Other real estate owned	—	908,000
Goodwill	30,646,000	30,646,000
Other assets	43,714,000	54,873,000
Total assets	$2,527,099,000	$2,361,236,000
Liabilities
Demand deposits	$334,945,000	$250,219,000
NOW deposits	655,061,000	520,385,000
Money market deposits	206,901,000	163,819,000
Savings deposits	360,185,000	304,603,000
Certificates of deposit	566,205,000	605,585,000
Total deposits	2,123,297,000	1,844,611,000
Borrowed funds – short term	81,252,000	206,940,000
Borrowed funds – long term	55,090,000	55,098,000
Other liabilities	21,803,000	30,861,000
Total liabilities	2,281,442,000	2,137,510,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	110,000	110,000
Additional paid-in capital	66,830,000	65,285,000
Retained earnings	180,417,000	158,359,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(1,718,000)	5,009,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(87,000)	(133,000)
Net unrealized loss on cash flow hedging derivative instruments	—	(4,932,000)
Net unrealized gain on postretirement costs	105,000	28,000
Total shareholders' equity	245,657,000	223,726,000
Total liabilities and shareholders' equity	$2,527,099,000	$2,361,236,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	10,998,765	10,950,289
Book value per common share	$22.33	$20.43
Tangible book value per common share	$19.52	$17.60
The accompanying notes are an integral part of these consolidated financial statements
The First Bancorp - 2021 Form 10-K - Page 54

Consolidated Statements of Income and Comprehensive Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2021	2020	2019
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $1,102,000 in 2021, $1,170,000 in 2020, and $1,302,000 in 2019)	$62,195,000	$59,059,000	$59,239,000
Interest on deposits with other banks	72,000	96,000	188,000
Interest and dividends on investments (includes tax-exempt income of $7,644,000 in 2021, $7,617,000 in 2020, and $7,333,000 in 2019)	14,814,000	17,964,000	19,224,000
Total interest and dividend income	77,081,000	77,119,000	78,651,000
Interest expense
Interest on deposits	7,314,000	14,139,000	23,268,000
Interest on borrowed funds	3,464,000	3,147,000	2,890,000
Total interest expense	10,778,000	17,286,000	26,158,000
Net interest income	66,303,000	59,833,000	52,493,000
Provision (credit) for loan losses	(375,000)	6,050,000	1,250,000
Net interest income after provision (credit) for loan losses	66,678,000	53,783,000	51,243,000
Non-interest income
Fiduciary and investment management income	4,529,000	3,660,000	3,318,000
Service charges on deposit accounts	1,568,000	1,648,000	2,330,000
Net securities gains	23,000	1,155,000	224,000
Mortgage origination and servicing income	5,236,000	5,085,000	1,909,000
Debit card income	5,208,000	4,139,000	3,749,000
Other operating income	2,819,000	2,432,000	2,659,000
Total non-interest income	19,383,000	18,119,000	14,189,000
Non-interest expense
Salaries and employee benefits	21,152,000	20,388,000	18,396,000
Occupancy expense	2,841,000	2,762,000	2,558,000
Furniture and equipment expense	4,788,000	4,799,000	3,990,000
FDIC insurance premiums	824,000	738,000	439,000
Acquisition-related costs	—	310,000	—
Amortization of identified intangibles	69,000	43,000	43,000
Other operating expense	12,474,000	10,612,000	9,746,000
Total non-interest expense	42,148,000	39,652,000	35,172,000
Income before income taxes	43,913,000	32,250,000	30,260,000
Applicable tax expense	7,644,000	5,121,000	4,735,000
Net income	$36,269,000	$27,129,000	$25,525,000
Basic earnings per common share	$3.33	$2.50	$2.36
Diluted earnings per common share	3.30	2.48	2.34
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	(6,727,000)	1,352,000	8,708,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of amortization	46,000	49,000	15,000
Net gain (loss) on cash flow hedging derivative instruments	4,932,000	(5,029,000)	(1,341,000)
Net unrecognized gain (loss) on postretirement benefits	77,000	4,000	(13,000)
Other comprehensive gain (loss)	(1,672,000)	(3,624,000)	7,369,000
Comprehensive income	$34,597,000	$23,505,000	$32,894,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2021 Form 10-K - Page 55

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2018	10,862,651	$62,855,000	$132,460,000	$(3,773,000)	$191,542,000
Net income	—	—	25,525,000	—	25,525,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,708,000	8,708,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(1,341,000)	(1,341,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	15,000	15,000
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(13,000)	(13,000)
Comprehensive income	—	—	25,525,000	7,369,000	32,894,000
Cash dividends declared ($1.19 per share)	—	—	(12,963,000)	—	(12,963,000)
Equity compensation expense	—	565,000	—	—	565,000
Payment for repurchase of common stock	(7,178)	—	(183,000)	—	(183,000)
Issuance of restricted stock	19,087	—	—	—	—
Proceeds from sale of common stock	24,650	653,000	—	—	653,000
Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
Net income	—	—	27,129,000	—	27,129,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,352,000	1,352,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(5,029,000)	(5,029,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	49,000	49,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	4,000	4,000
Comprehensive income	—	—	27,129,000	(3,624,000)	23,505,000
Cash dividends declared ($1.23 per share)	—	—	(13,453,000)	—	(13,453,000)
Equity compensation expense	—	652,000	—	—	652,000
Payment for repurchase of common stock	(5,447)	—	(156,000)	—	(156,000)
Issuance of restricted stock	27,345	—	—	—	—
Proceeds from sale of common stock	29,181	670,000	—	—	670,000
Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
The First Bancorp - 2021 Form 10-K - Page 56

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
Net income	—	—	36,269,000	—	36,269,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(6,727,000)	(6,727,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	4,932,000	4,932,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	46,000	46,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	77,000	77,000
Comprehensive income	—	—	36,269,000	(1,672,000)	34,597,000
Cash dividends declared ($1.27 per share)	—	—	(13,958,000)	—	(13,958,000)
Equity compensation expense	—	856,000	—	—	856,000
Payment for repurchase of common stock	(9,752)	—	(253,000)	—	(253,000)
Issuance of restricted stock, net of forfeitures	34,189	—	—	—	—
Proceeds from sale of common stock	24,039	689,000	—	—	689,000
Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2021 Form 10-K - Page 57

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2021	2020	2019
Cash flows from operating activities
Net income	$36,269,000	$27,129,000	$25,525,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,039,000	2,221,000	1,938,000
Change in deferred taxes	999,000	(262,000)	336,000
Provision (credit) for loan losses	(375,000)	6,050,000	1,250,000
Loans originated for resale	(106,393,000)	(128,375,000)	(37,721,000)
Proceeds from sales and transfers of loans	114,491,000	125,982,000	38,218,000
Net gain on sales of loans	(3,078,000)	(3,308,000)	(651,000)
Net gain on sale or call of securities	(23,000)	(1,155,000)	(224,000)
Net amortization of investment premiums	2,351,000	1,944,000	1,082,000
Net gain on sale of other real estate owned	(91,000)	(170,000)	(113,000)
Provision for losses on other real estate owned	—	45,000	—
Equity compensation expense	856,000	652,000	565,000
Net (increase) decrease in other assets and accrued interest	18,604,000	(17,737,000)	(7,690,000)
Net increase (decrease) in other liabilities	(9,332,000)	9,347,000	2,802,000
Net (gain) loss on disposal of premises and equipment	(2,000)	(19,000)	386,000
Amortization of investments in limited partnerships	309,000	311,000	307,000
Net acquisition amortization	69,000	43,000	43,000
Net cash provided by operating activities	56,693,000	22,698,000	26,053,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(10,527,000)	(44,841,000)	769,000
Proceeds from sales of securities available for sale	19,240,000	103,579,000	8,339,000
Proceeds from maturities, payments, calls of securities available for sale	104,424,000	141,598,000	78,825,000
Proceeds from maturities, payments, calls and sales of securities held to maturity	80,217,000	81,809,000	24,087,000
Proceeds from sales of other real estate owned	999,000	542,000	418,000
Purchases of securities available for sale	(141,222,000)	(197,207,000)	(98,257,000)
Cash paid for limited partnerships	—	(717,000)	—
Purchases of securities to be held to maturity	(85,061,000)	(165,658,000)	(71,857,000)
Purchase of restricted equity securities	—	(1,563,000)	—
Redemption of restricted equity securities	5,180,000	—	2,604,000
Net increase in loans	(171,245,000)	(159,080,000)	(59,635,000)
Capital expenditures	(3,757,000)	(2,540,000)	(1,573,000)
Proceeds from sale of premises and equipment	3,000	67,000	—
Cash paid, net of cash acquired, in branch acquisition	—	(6,060,000)	—
Net cash used in investing activities	(201,749,000)	(250,071,000)	(116,280,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	318,066,000	262,035,000	24,811,000
Net increase (decrease) in certificates of deposit	(39,380,000)	(87,151,000)	98,570,000
Advances on long-term borrowings	—	55,000,000	—
Repayment on long-term borrowings	(7,000)	(10,007,000)	(25,362,000)
Net increase (decrease) in short-term borrowings	(125,689,000)	32,090,000	—
Payment to repurchase common stock	(253,000)	(156,000)	(183,000)
Proceeds from sale of common stock	689,000	670,000	653,000
Dividends paid	(13,948,000)	(13,329,000)	(12,963,000)
Net cash provided by financing activities	139,478,000	239,152,000	85,526,000
Net increase (decrease) in cash and cash equivalents	(5,578,000)	11,779,000	(4,701,000)
Cash and cash equivalents at beginning of year	26,212,000	14,433,000	19,134,000
Cash and cash equivalents at end of year	$20,634,000	$26,212,000	$14,433,000
The First Bancorp - 2021 Form 10-K - Page 58

Interest paid	$11,141,000	$17,560,000	$26,088,000
Income taxes paid	6,548,000	5,049,000	3,994,000
Non-cash transactions:
Net transfer from loans to other real estate owned	$—	$1,046,000	$—
Fair value of assets acquired	—	(25,328,000)	—
Less liabilities assumed	—	19,268,000	—
Right of use lease asset	—	511,000	—
Operating lease liability	—	(511,000)	—
The accompanying notes are an integral part of these consolidated financial statements
The First Bancorp - 2021 Form 10-K - Page 59

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

Subsequent Events
Events occurring subsequent to December 31, 2021 have been evaluated as to their potential impact on the financial statements.

Use of Estimates in Preparation of Financial Statements
In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuations of mortgage servicing rights, derivative financial instruments, the securities portfolio and other-than-temporary impairment of securities, and goodwill.

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, or for other reasons. They are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity, net of related income taxes. The cost basis is adjusted for the amortization of premiums and accretion of discounts, computed using the effective interest method over the securities' contractual lives. Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts, computed using the effective interest method over the securities' contractual lives. Investment securities transactions are accounted for on a settlement date basis. Reported amounts would not be materially different from those accounted for on a trade date basis; a trade date basis has been adopted effective January 1, 2022. Gains and losses on the sales of investment securities are determined using the amortized cost of the specifically identified security. For declines in the fair value of individual debt securities available for sale below their cost that are deemed to be other than temporary, where the Bank does not intend to sell the security and it is more likely than not that the Bank will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Bank intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date.

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
The First Bancorp - 2021 Form 10-K - Page 60

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

Troubled Debt Restructured (TDR)
A restructuring of debt constitutes a TDR if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan to first determine if the borrower demonstrates financial difficulty. Common indicators of this include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender. If the borrower is experiencing financial difficulty and concessions are granted, such as maturity date extension, interest rate adjustments to below market pricing, or a deferral of payments, the loan will generally be classified as a TDR. Regulatory guidance issued in March 2020 in response to the consequences of the COVID-19 pandemic, the CARES Act passed shortly thereafter, and the Supplemental Appropriations Act passed in December 2020 granted exemption to TDR classification for certain qualified loan modification actions that normally would have been classified as TDRs.

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
The First Bancorp - 2021 Form 10-K - Page 61

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisitions of FNB Bankshares in 2005, a bank branch in Rockland, Maine and bank building in Bangor, Maine in 2012, and a bank branch in Belfast, Maine in 2020, as well as the core deposit intangible related to the respective acquisitions. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2021, the Company determined goodwill and other intangible assets were not impaired.

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

Segments
The First Bancorp, Inc., through the branches of its subsidiary, First National Bank, provides a broad range of financial services to individuals and companies in coastal Maine. These services include demand, time, and savings deposits; lending; payment processing; and investment management and trust services. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.

Risks & Uncertainties
As of December 31, 2021, local, U.S., and world governments have encouraged vaccination and masking to curtail the spread of the global pandemic, coronavirus disease ("COVID-19"). In some cases there remain mandated the temporary shut-downs of businesses, and limitations on travel and size and duration of group meetings, though such restrictions have largely been lifted in the Company's primary market area. These conditions have continued to exist subsequent to December 31, 2021. Many industries are experiencing disruption to business operations due to staffing shortages, supply chain difficulties and other related factors. There continues to be uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any further government actions to mitigate them. Accordingly, while management has considered the effect of the pandemic on collectability of
The First Bancorp - 2021 Form 10-K - Page 62

loans receivable, it concedes this matter may have a further financial impact on the Company's financial position and results of future operations, such potential impact of which cannot be reasonably estimated.

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

The First Bancorp - 2021 Form 10-K - Page 63

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2021 and 2020:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2021	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(1,146,000)	$21,899,000
Mortgage-backed securities	256,992,000	1,803,000	(3,895,000)	254,900,000
State and political subdivisions	38,127,000	1,083,000	(88,000)	39,122,000
Asset-backed securities	4,577,000	68,000	—	4,645,000
	$322,741,000	$2,954,000	$(5,129,000)	$320,566,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$2,000	$(1,149,000)	$34,453,000
Mortgage-backed securities	60,646,000	261,000	(1,795,000)	59,112,000
State and political subdivisions	250,544,000	7,925,000	(302,000)	258,167,000
Corporate securities	23,250,000	411,000	(66,000)	23,595,000
	$370,040,000	$8,599,000	$(3,312,000)	$375,327,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,328,000	$—	$—	$4,328,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,365,000	$—	$—	$5,365,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2020	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(315,000)	$22,730,000
Mortgage-backed securities	238,516,000	5,507,000	(617,000)	243,406,000
State and political subdivisions	37,752,000	1,722,000	—	39,474,000
Asset-backed securities	7,723,000	43,000	—	7,766,000
	$307,036,000	$7,272,000	$(932,000)	$313,376,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$44,149,000	$143,000	$(18,000)	$44,274,000
Mortgage-backed securities	53,594,000	736,000	(195,000)	54,135,000
State and political subdivisions	245,620,000	10,427,000	(3,000)	256,044,000
Corporate securities	22,250,000	433,000	(2,000)	22,681,000
	$365,613,000	$11,739,000	$(218,000)	$377,134,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,508,000	$—	$—	$9,508,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,545,000	$—	$—	$10,545,000

The First Bancorp - 2021 Form 10-K - Page 64

The following table summarizes the contractual maturities of investment securities at December 31, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$2,515,000	$2,521,000
Due in 1 to 5 years	5,004,000	5,173,000	17,624,000	18,338,000
Due in 5 to 10 years	52,782,000	53,057,000	174,982,000	180,081,000
Due after 10 years	264,955,000	262,336,000	174,919,000	174,387,000
	$322,741,000	$320,566,000	$370,040,000	$375,327,000

The following table summarizes the contractual maturities of investment securities at December 31, 2020:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$117,000	$120,000	$3,607,000	$3,641,000
Due in 1 to 5 years	17,718,000	17,915,000	30,867,000	31,792,000
Due in 5 to 10 years	49,697,000	51,001,000	183,679,000	190,153,000
Due after 10 years	239,504,000	244,340,000	147,460,000	151,548,000
	$307,036,000	$313,376,000	$365,613,000	$377,134,000

At December 31, 2021, securities with a carrying value of $347,456,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $297,326,000 as of December 31, 2020 pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2021, 2020 and 2019:

	2021	2020	2019
Proceeds from sales of securities	$19,240,000	$112,179,000	$9,229,000
Gross realized gains	628,000	1,689,000	224,000
Gross realized losses	(605,000)	(534,000)	—
Net gain	$23,000	$1,155,000	$224,000
Related income taxes	$5,000	$243,000	$47,000

Prior year sales included 28 municipal securities sold in the second quarter of 2020 that had been designated as Held to Maturity. Proceeds from these sales totaled $8,600,000 against a cumulative book value of $8,332,000 resulting in a net realized gain of $268,000. At the time of the sale the economic potential impact of COVID-19 was considered to be an isolated and unusual event that could not be reasonably anticipated as outlined in Accounting Standards Codification ("ASC") Section 320-10-25. Management conducted a review of its municipal bond portfolio in conjunction with risk mitigation efforts related to the onset of the COVID-19 virus; the intent of the review was to identify investment exposures with lower relative credit ratings, locales with perceived above average economic risk, municipal entities with reliance upon sales tax or income tax revenue, or any combination of these factors. Each of the sold positions met one or more of the criteria.
Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2021, there were 163 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 27 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.
The First Bancorp - 2021 Form 10-K - Page 65

Information regarding securities temporarily impaired as of December 31, 2021 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2021	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$24,030,000	$(920,000)	$29,170,000	$(1,375,000)	$53,200,000	$(2,295,000)
Mortgage-backed securities	216,461,000	(4,768,000)	26,772,000	(922,000)	243,233,000	(5,690,000)
State and political subdivisions	29,528,000	(390,000)	—	—	29,528,000	(390,000)
Corporate securities	3,434,000	(66,000)	—	—	3,434,000	(66,000)
	$273,453,000	$(6,144,000)	$55,942,000	$(2,297,000)	$329,395,000	$(8,441,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $87,000, net of taxes, at December 31, 2021. This compares to $133,000, net of taxes, at December 31, 2020. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of December 31, 2021 and 2020, the Bank's investment in FHLB stock totaled $4,328,000 and $9,508,000, respectively. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the Federal Reserve Bank (FRB) of Boston. As a requirement for membership in the FRB, the Bank must own a minimum required amount of FRB stock. The Bank uses FRB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRB stock totaled $1,037,000 at December 31, 2021 and 2020.
The Company periodically evaluates its investment in FHLB and FRB stock for impairment based on, among other factors, the capital adequacy of the investees and their overall financial condition. No impairment losses have been recorded through December 31, 2021. The Bank will continue to monitor its investment in these restricted equity securities.

Note 4. Mortgage Servicing Rights
At December 31, 2021 and 2020, the Bank serviced loans for others totaling $356,522,000 and $318,459,000, respectively. Net gains from the sale of loans, serviced by the Bank, totaled $3,078,000 in 2021, $3,308,000 in 2020, and $651,000 in 2019. In 2021, mortgage servicing rights of $1,042,000 were capitalized and amortization for the year totaled $660,000. At December 31, 2021, mortgage servicing rights had a fair value of $3,041,000. In 2020, mortgage servicing rights of $1,160,000 were capitalized and amortization for the year totaled $352,000. At December 31, 2020, mortgage servicing rights had a fair value of $1,985,000.
The First Bancorp - 2021 Form 10-K - Page 66

FASB ASC Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association ("PSA") and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2021, the prepayment assumption using the PSA model was 211, which translates into an anticipated annual prepayment rate of 10.13%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
The Bank recorded an impairment reserve as of December 31, 2021 for strata with a fair value lower than cost. Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2021	2020
Mortgage servicing rights	$8,341,000	$7,299,000
Accumulated amortization	(5,644,000)	(4,985,000)
Amortized cost	2,697,000	2,314,000
Impairment reserve	(26,000)	(358,000)
Carrying value	$2,671,000	$1,956,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Commercial
Real estate	$576,198,000	35.0%	$442,121,000	29.9%
Construction	79,365,000	4.8%	56,565,000	3.8%
Other	264,570,000	16.1%	285,015,000	19.3%
Municipal	48,362,000	2.9%	43,783,000	3.0%
Residential
Term	550,783,000	33.4%	522,070,000	35.3%
Construction	31,763,000	1.9%	21,600,000	1.5%
Home equity line of credit	73,632,000	4.5%	79,750,000	5.4%
Consumer	22,976,000	1.4%	25,857,000	1.8%
Total loans	$1,647,649,000	100.0%	$1,476,761,000	100.0%

Loan balances include net deferred loan costs of $7,890,000 in 2021 and $6,931,000 in 2020. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate, which totaled $364,968,000 and $378,183,000 at December 31, 2021 and 2020, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, residential construction and home equity loans totaling $295,090,000 at December 31, 2021 and $259,599,000 at December 31, 2020 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston.
The Bank is a designated SBA preferred lender and has participated in both the 2020 (PPP1) and 2021 (PPP2) rounds of the Payroll Protection Program. Under PPP1, 1,718 loans were granted totaling $97,755,000 in funds disbursed to qualified small businesses. The Bank has been actively working with these borrowers to process applications for forgiveness per PPP guidelines; as of December 31, 2021, PPP1 balances had been reduced to $8,000. Under PPP2, 1,263 loans totaling $52,053,000 had been granted as of December 31, 2021, and the outstanding balances had been reduced to $22,025,000.
At December 31, 2021 and 2020, non-accrual loans were $5,602,000 and $6,721,000, respectively. For the years ended December 31, 2021 and 2020, interest income which would have been recognized on these loans, if interest had been accrued, was $345,000 and $558,000. Loans more than 90 days past due accruing interest totaled $32,000 at December 31, 2021 and $1,505,000 at December 31, 2020. The year-end 2021 total is made up of two units, one of which is a checking account overdraft; we expect to collect all amounts due on each, including interest.
The First Bancorp - 2021 Form 10-K - Page 67

Loans to directors, officers and employees totaled $42,784,000 at December 31, 2021 and $36,880,000 at December 31, 2020. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2021	2020
Balance at beginning of year	$21,214,000	$21,134,000
New loans	10,074,000	3,544,000
Repayments	(2,498,000)	(3,138,000)
Retired executive officers	(2,483,000)	(326,000)
Balance at end of year	$26,307,000	$21,214,000

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of December 31, 2021, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$249,000	$—	$191,000	$440,000	$575,758,000	$576,198,000	$—
Construction	12,000	—	12,000	24,000	79,341,000	79,365,000	—
Other	30,000	23,000	104,000	157,000	264,413,000	264,570,000	—
Municipal	—	—	—	—	48,362,000	48,362,000	—
Residential
Term	348,000	169,000	1,780,000	2,297,000	548,486,000	550,783,000	—
Construction	—	—	—	—	31,763,000	31,763,000	—
Home equity line of credit	741,000	159,000	135,000	1,035,000	72,597,000	73,632,000	—
Consumer	168,000	192,000	32,000	392,000	22,584,000	22,976,000	32,000
Total	$1,548,000	$543,000	$2,254,000	$4,345,000	$1,643,304,000	$1,647,649,000	$32,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed; on December 27, 2020 the Consolidated Appropriations Act, 2021 (CAA) was enacted. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from Troubled Debt Restructure ("TDR") designation, while CAA extended the TDR exemption timeline. The Company actively worked with borrowers impacted by the COVID-19 outbreak and as of December 31, 2021, a total of 1053 loan modification requests for interest-only payments or deferred payments had been completed in conformance with the Interagency Statement or CARES Act, representing $284,813,000 in loan balances, or approximately 17.3% of the loan portfolio. One of these modifications of de minimis amount has been classified as a TDR since being modified. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest.

The First Bancorp - 2021 Form 10-K - Page 68

As of December 31, 2021, loans totaling $2,854,000 or 0.17% of all loans, remained in either their original modification or a subsequent modification. Modification statuses by portfolio segment are summarized below:

Commercial/Municipal Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	216	36.0%	$53,316,000	23.0%
Charged Off	2	—%	121,000	—%
Subsequent Modification	1	—%	999,000	—%
Still in Original Modification	0	—%	—	—%
Out of Modification	388	64.0%	176,950,000	77.0%
Total	607	100.0%	$231,386,000	100.0%

Residential Real Estate Modifications
	Units	Percentage	Balance	Percentage
Paid Off	80	21.0%	$13,085,000	25.0%
Subsequent Modification	15	4.0%	1,812,000	3.0%
Still in Original Modification	0	—%	—	—%
Out of Modification	282	75.0%	37,572,000	72.0%
Total	377	100.0%	$52,469,000	100.0%

Consumer Loan Modifications
	Units	Percentage	Balance	Percentage
Paid Off	25	36.0%	$260,000	27.0%
Charged Off	1	1.0%	10,000	1.0%
Subsequent Modification	2	3.0%	43,000	5.0%
Still in Original Modification	0	—%	—	—%
Out of Modification	41	60.0%	645,000	67.0%
Total	69	100.0%	$958,000	100.0%

Of the $215,167,000 in total loans that are Out of Modification, balances of $875,000 were past due as of December 31, 2021, a past due rate of 0.41%.

The First Bancorp - 2021 Form 10-K - Page 69

Information on the past-due status of loans by class of financing receivable as of December 31, 2020, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$139,000	$190,000	$226,000	$555,000	$441,566,000	$442,121,000	$—
Construction	13,000	—	80,000	93,000	56,472,000	56,565,000	—
Other	490,000	62,000	2,082,000	2,634,000	282,381,000	285,015,000	1,464,000
Municipal	—	—	—	—	43,783,000	43,783,000	—
Residential
Term	540,000	1,799,000	1,616,000	3,955,000	518,115,000	522,070,000	23,000
Construction	—	—	—	—	21,600,000	21,600,000	—
Home equity line of credit	1,645,000	324,000	367,000	2,336,000	77,414,000	79,750,000	—
Consumer	89,000	42,000	18,000	149,000	25,708,000	25,857,000	18,000
Total	$2,916,000	$2,417,000	$4,389,000	$9,722,000	$1,467,039,000	$1,476,761,000	$1,505,000

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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of December 31, 2021 and 2020 is presented in the following table:

As of December 31,	2021	2020
Commercial
Real estate	$242,000	$543,000
Construction	27,000	89,000
Other	1,068,000	1,481,000
Municipal	—	—
Residential
Term	3,808,000	3,593,000
Construction	—	—
Home equity line of credit	457,000	1,015,000
Consumer	—	—
Total	$5,602,000	$6,721,000

The First Bancorp - 2021 Form 10-K - Page 70

Information regarding impaired loans is as follows:

For the years ended December 31,	2021	2020	2019
Average investment in impaired loans	$13,121,000	$21,088,000	$31,557,000
Interest income recognized on impaired loans, all on cash basis	242,000	478,000	735,000

As of December 31,	2021	2020
Balance of impaired loans	$12,052,000	$16,039,000
Less portion for which no allowance for loan losses is allocated	(8,968,000)	(12,098,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$3,084,000	$3,941,000
Portion of allowance for loan losses allocated to the impaired loan balance	$576,000	$462,000

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

The First Bancorp - 2021 Form 10-K - Page 71

A breakdown of impaired loans by class of financing receivable as of December 31, 2021, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,386,000	$1,689,000	$—	$1,590,000	$63,000
Construction	28,000	28,000	—	22,000	—
Other	917,000	1,009,000	—	1,051,000	15,000
Municipal	—	—	—	—	—
Residential
Term	6,178,000	7,238,000	—	6,429,000	87,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$8,968,000	$10,453,000	$—	$9,553,000	$166,000
With an Allowance Recorded
Commercial
Real estate	$42,000	$71,000	$42,000	$614,000	$—
Construction	661,000	661,000	16,000	661,000	22,000
Other	386,000	411,000	381,000	396,000	—
Municipal	—	—	—	—	—
Residential
Term	1,995,000	2,164,000	137,000	1,897,000	54,000
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
	$3,084,000	$3,307,000	$576,000	$3,568,000	$76,000
Total
Commercial
Real estate	$1,428,000	$1,760,000	$42,000	$2,204,000	$63,000
Construction	689,000	689,000	16,000	683,000	22,000
Other	1,303,000	1,420,000	381,000	1,447,000	15,000
Municipal	—	—	—	—	—
Residential
Term	8,173,000	9,402,000	137,000	8,326,000	141,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$12,052,000	$13,760,000	$576,000	$13,121,000	$242,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2021 Form 10-K - Page 72

A breakdown of impaired loans by class of financing receivable as of December 31, 2020, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$2,060,000	$2,368,000	$—	$4,123,000	$127,000
Construction	89,000	89,000	—	358,000	—
Other	1,591,000	1,623,000	—	999,000	15,000
Municipal	—	—	—	—	—
Residential
Term	7,335,000	8,629,000	—	8,773,000	193,000
Construction	—	—	—	—	—
Home equity line of credit	1,015,000	1,089,000	—	1,219,000	—
Consumer	8,000	8,000	—	1,000	1,000
	$12,098,000	$13,806,000	$—	$15,473,000	$336,000
With an Allowance Recorded
Commercial
Real estate	$969,000	$995,000	$112,000	$1,018,000	$43,000
Construction	681,000	681,000	18,000	579,000	30,000
Other	188,000	202,000	169,000	1,193,000	3,000
Municipal	—	—	—	—	—
Residential
Term	2,079,000	2,134,000	163,000	2,073,000	65,000
Construction	—	—	—	—	—
Home equity line of credit	24,000	24,000	—	744,000	1,000
Consumer	—	—	—	8,000	—
	$3,941,000	$4,036,000	$462,000	$5,615,000	$142,000
Total
Commercial
Real estate	$3,029,000	$3,363,000	$112,000	$5,141,000	$170,000
Construction	770,000	770,000	18,000	937,000	30,000
Other	1,779,000	1,825,000	169,000	2,192,000	18,000
Municipal	—	—	—	—	—
Residential
Term	9,414,000	10,763,000	163,000	10,846,000	258,000
Construction	—	—	—	—	—
Home equity line of credit	1,039,000	1,113,000	—	1,963,000	1,000
Consumer	8,000	8,000	—	9,000	1,000
	$16,039,000	$17,842,000	$462,000	$21,088,000	$478,000

The First Bancorp - 2021 Form 10-K - Page 73

A breakdown of impaired loans by category as of December 31, 2019, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,235,000	$5,492,000	$—	$7,611,000	$228,000
Construction	958,000	970,000	—	936,000	47,000
Other	756,000	786,000	—	965,000	29,000
Municipal	—	—	—	—	—
Residential
Term	10,176,000	11,931,000	—	10,033,000	269,000
Construction	—	—	—	—	—
Home equity line of credit	1,087,000	1,151,000	—	997,000	20,000
Consumer	—	—	—	—	—
	$18,212,000	$20,330,000	$—	$20,542,000	$593,000
With an Allowance Recorded
Commercial
Real estate	$1,074,000	$1,093,000	$251,000	$1,528,000	$60,000
Construction	—	—	—	—	—
Other	6,319,000	6,925,000	1,273,000	6,778,000	—
Municipal	—	—	—	—	—
Residential
Term	2,263,000	2,412,000	237,000	2,424,000	82,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	1,412,000	447,000	283,000	—
Consumer	5,000	6,000	5,000	2,000	—
	$11,062,000	$11,848,000	$2,213,000	$11,015,000	$142,000
Total
Commercial
Real estate	$6,309,000	$6,585,000	$251,000	$9,139,000	$288,000
Construction	958,000	970,000	—	936,000	47,000
Other	7,075,000	7,711,000	1,273,000	7,743,000	29,000
Municipal	—	—	—	—	—
Residential
Term	12,439,000	14,343,000	237,000	12,457,000	351,000
Construction	—	—	—	—	—
Home equity line of credit	2,488,000	2,563,000	447,000	1,280,000	20,000
Consumer	5,000	6,000	5,000	2,000	—
	$29,274,000	$32,178,000	$2,213,000	$31,557,000	$735,000

The First Bancorp - 2021 Form 10-K - Page 74

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
As of December 31, 2021, the Company had 60 loans with a value of $8,341,000 that have been classified as TDRs. This compares to 74 loans with a value of $11,534,000 classified as TDRs as of December 31, 2020. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$1,227,000	$42,000
Construction	1	661,000	16,000
Other	5	765,000	337,000
Municipal	—	—	—
Residential
Term	45	5,686,000	137,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	2,000	—
	60	$8,341,000	$532,000

The following table shows TDRs by class and the specific reserve as of December 31, 2020:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	13	$2,558,000	$106,000
Construction	1	681,000	18,000
Other	6	717,000	96,000
Municipal	—	—	—
Residential
Term	51	7,384,000	149,000
Construction	—	—	—
Home equity line of credit	2	186,000	—
Consumer	1	8,000	—
	74	$11,534,000	$369,000
The First Bancorp - 2021 Form 10-K - Page 75

As of December 31, 2021, five of the loans classified as TDRs with a total balance of $349,000 were more than 30 days past due. One of these loans had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	1	83,000	—
Municipal	—	—	—
Residential
Term	4	266,000	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	5	$349,000	$—

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

The First Bancorp - 2021 Form 10-K - Page 76

For the year ended December 31, 2021, four loans were placed on TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2021:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	1	80,000	80,000	—
Other	1	251,000	247,000	247,000
Municipal	—	—	—	—
Residential
Term	2	142,000	124,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	4	$473,000	$451,000	$247,000

For the year ended December 31, 2020, three loans were placed in TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as for December 31, 2020.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	234,000	185,000	21,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	1	8,000	8,000	—
	3	$242,000	$193,000	$21,000
As of December 31, 2021, Management is aware of eight loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $950,000. As of December 31, 2021, there were 20 loans with an outstanding balance of $1,894,000 that were classified as TDRs and were on non-accrual status, of which none were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2021, there were four mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $367,000; this compares to 11 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,109,000 as of December 31, 2020.

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
The First Bancorp - 2021 Form 10-K - Page 77

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

The First Bancorp - 2021 Form 10-K - Page 78

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2021 and 2020:

As of December 31,	2021	2020
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$42,000	$112,000
Construction	16,000	18,000
Other	381,000	169,000
Municipal	—	—
Residential
Term	137,000	163,000
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$576,000	$462,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$5,325,000	$5,066,000
Construction	730,000	644,000
Other	2,449,000	3,269,000
Municipal	157,000	171,000
Residential
Term	2,596,000	2,416,000
Construction	148,000	102,000
Home equity line of credit	925,000	1,211,000
Consumer	833,000	778,000
Unallocated	1,782,000	2,134,000
Total	$14,945,000	$15,791,000
Total Allowance for Loan Losses
Commercial
Real estate	$5,367,000	$5,178,000
Construction	746,000	662,000
Other	2,830,000	3,438,000
Municipal	157,000	171,000
Residential
Term	2,733,000	2,579,000
Construction	148,000	102,000
Home equity line of credit	925,000	1,211,000
Consumer	833,000	778,000
Unallocated	1,782,000	2,134,000
Total	$15,521,000	$16,253,000

The First Bancorp - 2021 Form 10-K - Page 79

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
A breakdown of the allowance for loan losses as of December 31, 2021 and 2020, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$42,000	$831,000	$4,494,000	$—	$5,367,000
Construction	16,000	114,000	616,000	—	746,000
Other	381,000	382,000	2,067,000	—	2,830,000
Municipal	—	—	157,000	—	157,000
Residential
Term	137,000	175,000	2,421,000	—	2,733,000
Construction	—	10,000	138,000	—	148,000
Home equity line of credit	—	101,000	824,000	—	925,000
Consumer	—	243,000	590,000	—	833,000
Unallocated	—	—	—	1,782,000	1,782,000
	$576,000	$1,856,000	$11,307,000	$1,782,000	$15,521,000

As of December 31, 2020	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$112,000	$721,000	$4,345,000	$—	$5,178,000
Construction	18,000	92,000	552,000	—	662,000
Other	169,000	465,000	2,804,000	—	3,438,000
Municipal	—	—	171,000	—	171,000
Residential
Term	163,000	145,000	2,271,000	—	2,579,000
Construction	—	6,000	96,000	—	102,000
Home equity line of credit	—	151,000	1,060,000	—	1,211,000
Consumer	—	282,000	496,000	—	778,000
Unallocated	—	—	—	2,134,000	2,134,000
	$462,000	$1,862,000	$11,795,000	$2,134,000	$16,253,000

The First Bancorp - 2021 Form 10-K - Page 80

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
The qualitative portion of the allowance for loan losses was 0.69% of related loans as of December 31, 2021 and 0.80% of related loans as of December 31, 2020. The qualitative portion decreased $488,000 between December 31, 2020 and December 31, 2021 due to a mix of factors. These factors included changes in various macroeconomic measures used in the qualitative model, volume changes in certain portfolio segments, ongoing analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications.
The unallocated component totaled $1,782,000 at December 31, 2021, or 11.5% of the total reserve. This compares to $2,134,000 or 13.1% as of December 31, 2020. Maintenance of an unallocated component reflects general imprecision related to portfolio growth along with lingering uncertainty regarding the potential impacts of COVID-19 on the loan portfolio.
The allowance for loan losses as a percent of total loans stood at 0.94% as of December 31, 2021, compared to 1.10% of total loans as of December 31, 2020. When PPP loan balances are excluded, the allowance for loan losses as a percent of total loans was 0.95% as of December 31, 2021.
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
Other commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured. In 2021 and 2020, other commercial loans also include loans made under the SBA PPP. These loans are unsecured and carry a 100% guarantee from the SBA.
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
The First Bancorp - 2021 Form 10-K - Page 81

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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 48.2% of capital at December 31, 2021 are below the regulatory guidance of 100.0% of capital. Construction loans and non- owner-occupied commercial real estate loans are at 203.0% of total capital at December 31, 2021, below the regulatory limit of 300.0% of capital.
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

The First Bancorp - 2021 Form 10-K - Page 82

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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2021:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,118,000	$—	$2,118,000
2 Above average	6,977,000	169,000	7,328,000	46,547,000	61,021,000
3 Satisfactory	98,473,000	2,589,000	60,787,000	349,000	162,198,000
4 Average	378,147,000	47,196,000	154,247,000	1,466,000	581,056,000
5 Watch	88,679,000	29,411,000	37,942,000	—	156,032,000
6 OAEM	3,482,000	—	52,000	—	3,534,000
7 Substandard	440,000	—	2,096,000	—	2,536,000
8 Doubtful	—	—	—	—	—
Total	$576,198,000	$79,365,000	$264,570,000	$48,362,000	$968,495,000

The First Bancorp - 2021 Form 10-K - Page 83

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2021.

The First Bancorp - 2021 Form 10-K - Page 84

The following tables present allowance for loan losses activity by class, allowance for loan loss balances by class and related loan balances by class for the years ended December 31, 2021, 2020 and 2019:

For the year ended December 31, 2021	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,178,000	$662,000	$3,438,000	$171,000	$2,579,000	$102,000	$1,211,000	$778,000	$2,134,000	$16,253,000
Chargeoffs	106,000	—	288,000	—	42,000	—	—	312,000	—	748,000
Recoveries	95,000	—	84,000	—	66,000	—	61,000	85,000	—	391,000
Provision (credit)	200,000	84,000	(404,000)	(14,000)	130,000	46,000	(347,000)	282,000	(352,000)	(375,000)
Ending balance	$5,367,000	$746,000	$2,830,000	$157,000	$2,733,000	$148,000	$925,000	$833,000	$1,782,000	$15,521,000
Ending balance specifically evaluated for impairment	$42,000	$16,000	$381,000	$—	$137,000	$—	$—	$—	$—	$576,000
Ending balance collectively evaluated for impairment	$5,325,000	$730,000	$2,449,000	$157,000	$2,596,000	$148,000	$925,000	$833,000	$1,782,000	$14,945,000
Related loan balances:
Ending balance	$576,198,000	$79,365,000	$264,570,000	$48,362,000	$550,783,000	$31,763,000	$73,632,000	$22,976,000	$—	$1,647,649,000
Ending balance specifically evaluated for impairment	$1,428,000	$689,000	$1,303,000	$—	$8,173,000	$—	$457,000	$2,000	$—	$12,052,000
Ending balance collectively evaluated for impairment	$574,770,000	$78,676,000	$263,267,000	$48,362,000	$542,610,000	$31,763,000	$73,175,000	$22,974,000	$—	$1,635,597,000

For the year ended December 31, 2020	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Chargeoffs	1,088,000	—	27,000	—	66,000	—	153,000	327,000	—	1,661,000
Recoveries	—	—	37,000	—	34,000	—	22,000	132,000	—	225,000
Provision	2,524,000	297,000	99,000	144,000	1,587,000	77,000	264,000	106,000	952,000	6,050,000
Ending balance	$5,178,000	$662,000	$3,438,000	$171,000	$2,579,000	$102,000	$1,211,000	$778,000	$2,134,000	$16,253,000
Ending balance specifically evaluated for impairment	$112,000	$18,000	$169,000	$—	$163,000	$—	$—	$—	$—	$462,000
Ending balance collectively evaluated for impairment	$5,066,000	$644,000	$3,269,000	$171,000	$2,416,000	$102,000	$1,211,000	$778,000	$2,134,000	$15,791,000
Related loan balances:
Ending balance	$442,121,000	$56,565,000	$285,015,000	$43,783,000	$522,070,000	$21,600,000	$79,750,000	$25,857,000	$—	$1,476,761,000
Ending balance specifically evaluated for impairment	$3,029,000	$770,000	$1,779,000	$—	$9,414,000	$—	$1,039,000	$8,000	$—	$16,039,000
Ending balance collectively evaluated for impairment	$439,092,000	$55,795,000	$283,236,000	$43,783,000	$512,656,000	$21,600,000	$78,711,000	$25,849,000	$—	$1,460,722,000
The First Bancorp - 2021 Form 10-K - Page 85

For the year ended December 31, 2019	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,567,000	$255,000	$3,541,000	$24,000	$1,235,000	$34,000	$730,000	$630,000	$1,216,000	$11,232,000
Chargeoffs	89,000	—	179,000	—	445,000	—	69,000	338,000	—	1,120,000
Recoveries	15,000	—	73,000	—	57,000	—	4,000	128,000	—	277,000
Provision (credit)	249,000	110,000	(106,000)	3,000	177,000	(9,000)	413,000	447,000	(34,000)	1,250,000
Ending balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Ending balance specifically evaluated for impairment	$251,000	$—	$1,273,000	$—	$237,000	$—	$447,000	$5,000	$—	$2,213,000
Ending balance collectively evaluated for impairment	$3,491,000	$365,000	$2,056,000	$27,000	$787,000	$25,000	$631,000	$862,000	$1,182,000	$9,426,000
Related loan balances:
Ending balance	$372,810,000	$38,084,000	$218,773,000	$41,288,000	$492,455,000	$14,813,000	$92,349,000	$26,503,000	$—	$1,297,075,000
Ending balance specifically evaluated for impairment	$6,309,000	$958,000	$7,075,000	$—	$12,439,000	$—	$2,488,000	$5,000	$—	$29,274,000
Ending balance collectively evaluated for impairment	$366,501,000	$37,126,000	$211,698,000	$41,288,000	$480,016,000	$14,813,000	$89,861,000	$26,498,000	$—	$1,267,801,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2021	2020
Land	$6,159,000	$6,178,000
Land improvements	1,788,000	1,710,000
Buildings	30,685,000	28,067,000
Equipment	11,807,000	11,878,000
	50,439,000	47,833,000
Less accumulated depreciation	21,490,000	20,582,000
Total premises and equipment	$28,949,000	$27,251,000

Future minimum receipts under lease agreements at December 31, 2021 by year and in the aggregate are:

2022	$129,000
2023	45,000
2024	20,000
2025	4,000
2026	4,000
Thereafter	19,000
$221,000

Leases
The Company adopted ASU No. 2016‑02, Leases, on January 1, 2019 with no required adjustment to prior periods presented or cumulative‑effect adjustment to retained earnings.

As part of the Belfast branch acquisition in December 2020, the Company entered into an operating lease pertaining to land upon which the branch is situated. As of December 31, 2021, the lease has a term of 21 years, including an option to renew. The discount rate used in determining the lease liability was 1.875%, the FHLB advance rate in December 2020 that corresponded to the lease term. Effective December 2021 the Company entered into an operating lease for a new branch facility in Brewer, Maine. As of December 31, 2021, the lease has a term of five years. The discount rate used in determining lease liability was 1.25%, corresponding to a synthesized rate for the same term; the synthesized rate was calculated based on several inputs including FHLB advance rates, brokered CD rates and US Treasury Bonds, all with five year terms.
The First Bancorp - 2021 Form 10-K - Page 86

The right‑of‑use asset and lease liability by lease type, and the associated balance sheet classifications as of December 31, 2021 and 2020 were as follows:

Balance Sheet Classification
		2021	2020
Right-of-use assets:
Operating leases	Premises and equipment, net	$822,000	$511,000

Lease liabilities:
Operating leases	Other liabilities	$822,000	$511,000
Lease expense for the year ended December 31, 2021 related to these leases was $34,000. There was no lease expense for 2020 and 2019.

Future lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follows:

2022	$97,000
2023	97,000
2024	97,000
2025	97,000
2026	91,000
Thereafter	459,000

Total undiscounted lease payments	938,000
Less: imputed interest	116,000
Net lease liability	$822,000
Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2021	2020
Real estate acquired in settlement of loans	$—	$908,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2021	2020	2019
Balance at beginning of year	$45,000	$—	$—
Losses charged to allowance	(45,000)	—	—
Provision charged to operating expenses	—	45,000	—
Balance at end of year	$—	$45,000	$—

The First Bancorp - 2021 Form 10-K - Page 87

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2021	2020	2019
Federal income tax
Current	$6,058,000	$4,923,000	$3,978,000
Deferred	999,000	(262,000)	336,000
	7,057,000	4,661,000	4,314,000
State franchise tax	587,000	460,000	421,000
	$7,644,000	$5,121,000	$4,735,000
The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2021	2020	2019
Expected tax expense	$9,222,000	$6,773,000	$6,355,000
Non-taxable income	(1,833,000)	(1,808,000)	(1,749,000)
State franchise tax, net of federal tax benefit	444,000	348,000	332,000
Equity compensation	(41,000)	(43,000)	(45,000)
Tax credits, net of amortization	(150,000)	(144,000)	(85,000)
Other	2,000	(5,000)	(73,000)
	$7,644,000	$5,121,000	$4,735,000
Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2021 and 2020 are as follows:

	2021	2020
Allowance for loan losses	$3,259,000	$3,413,000
OREO	—	9,000
Accrued pension and post-retirement	887,000	948,000
Unrealized loss on securities available for sale	457,000	—
Unrealized loss on derivative instruments	544,000	1,865,000
Unrealized loss on securities transferred from available for sale to held to maturity	23,000	35,000
Restricted stock grants	308,000	270,000
Core deposit intangible	29,000	24,000
Investment in flow through entities	79,000	82,000
Other assets	35,000	87,000
Total deferred tax asset	5,621,000	6,733,000
Net deferred loan costs	(2,055,000)	(1,894,000)
Depreciation	(2,334,000)	(2,013,000)
Unrealized gain on securities available for sale	—	(1,332,000)
Goodwill	(214,000)	(161,000)
Mortgage servicing rights	(561,000)	(411,000)
Unrealized gain on derivative instruments	(544,000)	(554,000)
Prepaid expense	(295,000)	(195,000)
Total deferred tax liability	(6,003,000)	(6,560,000)
Net deferred tax asset (liability)	$(382,000)	$173,000

At December 31, 2021 and 2020, the Company held investments in four limited partnerships with related low income housing tax credits. The tax credits from the investments are estimated at $354,000 and $351,000 for the years ended December 31, 2021 and 2020, respectively, and are recorded as a reduction of income tax expense. Amortization of the investment in the limited
The First Bancorp - 2021 Form 10-K - Page 88

partnership totaled $309,000 and $311,000 for the years ended December 31, 2021 and 2020, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,753,000 at December 31, 2021 and $1,734,000 at December 31, 2020, which is comprised of the Company's equity investment in the limited partnerships, and is recorded in other assets.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service ("IRS") for the years ended December 31, 2018 through 2021.

Note 10. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Certificates of deposit < $100,000	$252,568,000	$246,875,000
Certificates $100,000 to $250,000	258,211,000	295,672,000
Certificates $250,000 and over	55,426,000	63,038,000
	$566,205,000	$605,585,000

At December 31, 2021, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2022	$87,062,000	$236,770,000	$323,832,000
2023	33,427,000	53,683,000	87,110,000
2024	62,588,000	11,822,000	74,410,000
2025	30,059,000	4,682,000	34,741,000
2026	39,295,000	6,427,000	45,722,000
2027 and thereafter	137,000	253,000	390,000
	$252,568,000	$313,637,000	$566,205,000

Interest on certificates of deposit of $100,000 or more was $2,462,000, $5,327,000, and $6,060,000 in 2021, 2020 and 2019, respectively.

The First Bancorp - 2021 Form 10-K - Page 89

Note 11. Borrowed Funds

Borrowed funds may consist of Discount Window borrowings from the FRB, advances from the FHLB and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2021 had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to three days. The Bank also has in place $76,000,000 in credit lines with correspondent banks and a credit facility of $139,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral. Of the correspondent bank and FRB credit lines, none were in use as of December 31, 2021.

Borrowed funds at December 31, 2021 and 2020 have the following range of interest rates and maturity dates:

As of December 31, 2021
Federal Home Loan Bank Advances
2022	0.00%	$—
2023	0.00%	—
2024	0.00%	90,000
2025	1.35% - 1.40%	55,000,000
2026 and thereafter	0.00%	—
		55,090,000
Repurchase agreements
Municipal and commercial customers	0.05% - 2.00%	81,252,000
		$136,342,000

As of December 31, 2020
Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
2021	0.00% - 1.55%	$137,600,000
2022	0.00%	—
2023	0.00%	—
2024	0.00%	98,000
2025	1.35% - 1.40%	55,000,000
2026 and thereafter	0.00%	—
		192,698,000
Repurchase agreements
Municipal and commercial customers	0.10% - 2.00%	69,340,000
		$262,038,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Prior to 2020 and subject to a vote of the Board of Directors, the Bank could also make a discretionary contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2019. The Company adopted the safe harbor form of 401(k) plan in 2020 and made a 3.0% safe harbor contribution to the plan in 2021 and 2020. The expense related to the 401(k) plan was $775,000, $981,000, and $575,000 in 2021, 2020, and 2019, respectively.

The First Bancorp - 2021 Form 10-K - Page 90

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years commencing upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $167,000 in 2021, $450,000 in 2020, and $165,000 in 2019. As of December 31, 2021 and 2020, the accrued liability of these plans was $2,872,000 and $2,991,000, respectively, and is recorded in other liabilities.

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

The following table sets forth the accumulated post-retirement benefit obligation and funded status:

At December 31,	2021	2020	2019
Change in benefit obligations
Benefit obligation at beginning of year:	$1,523,000	$1,581,000	$1,599,000
Interest cost	29,000	46,000	66,000
Benefits paid	(93,000)	(97,000)	(97,000)
Actuarial (gain) loss	(106,000)	(7,000)	13,000
Benefit obligation at end of year:	$1,353,000	$1,523,000	$1,581,000
Funded status
Benefit obligation at end of year	$(1,353,000)	$(1,523,000)	$(1,581,000)
Unamortized gain	(133,000)	(35,000)	(31,000)
Accrued benefit cost	$(1,486,000)	$(1,558,000)	$(1,612,000)
Weighted average discount rate as of December 31	2.50%	2.00%	3.00%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2021	2020	2019
Components of net periodic benefit cost
Interest cost	$29,000	$46,000	$66,000
Other settlement income	(9,000)	(2,000)	(2,000)
Net periodic benefit cost	$20,000	$44,000	$64,000
Weighted average discount rate for net periodic cost	2.00%	3.00%	4.25%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2022 is $87,000. For years ending 2023 through 2026, the estimated amount of benefits to be paid is $87,000, $96,000, $95,000 and $93,000, respectively, and the total estimated amount of benefits to be paid for years ended 2027 through 2030 is $425,000. Plan expense for 2022 is estimated to be $33,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:
The First Bancorp - 2021 Form 10-K - Page 91

At December 31,	2021	2020	Portion to Be Recognized in Income in 2022
Unamortized net actuarial gain	$133,000	$35,000	$—
Deferred tax expense at 21%	(28,000)	(7,000)	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income	$105,000	$28,000	$—

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.

For the years ended December 31,	2021	2020	2019
Balance at beginning of year	$5,009,000	$3,657,000	$(5,051,000)
Unrealized gains (losses) arising during the year	(8,492,000)	2,866,000	11,247,000
Reclassification of realized gains during the year	(23,000)	(1,155,000)	(224,000)
Related deferred taxes	1,788,000	(359,000)	(2,315,000)
Net change	(6,727,000)	1,352,000	8,708,000
Balance at end of year	$(1,718,000)	$5,009,000	$3,657,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019.

For the years ended December 31,	2021	2020	2019
Balance at beginning of year	$(133,000)	$(182,000)	$(197,000)
Amortization of net unrealized gains	58,000	62,000	19,000
Related deferred taxes	(12,000)	(13,000)	(4,000)
Net change	46,000	49,000	15,000
Balance at end of year	$(87,000)	$(133,000)	$(182,000)

The following table represents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019.

For the years ended December 31,	2021	2020	2019
Balance at beginning of year	$(4,932,000)	$97,000	$1,438,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the year	6,243,000	(6,366,000)	(1,697,000)
Related deferred taxes	(1,311,000)	1,337,000	356,000
Net change	4,932,000	(5,029,000)	(1,341,000)
Balance at end of year	$—	$(4,932,000)	$97,000
The First Bancorp - 2021 Form 10-K - Page 92

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019:

For the years ended December 31,	2021	2020	2019
Unrecognized postretirement benefits at beginning of year	$28,000	$24,000	$37,000
Change in unamortized net actuarial gain (loss)	98,000	5,000	(16,000)
Related deferred taxes	(21,000)	(1,000)	3,000
Net change	77,000	4,000	(13,000)
Unrecognized postretirement benefits at end of year	$105,000	$28,000	$24,000

The reclassification of accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

The First Bancorp - 2021 Form 10-K - Page 93

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
The details of the interest rate swap agreements are as follows:

					December 31, 2021		December 31, 2020
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value
06/27/16	06/27/21	1-Month USD LIBOR	0.893%	Other Liabilities	$—	$—	$20,000,000	$(76,000)
06/28/16	06/28/21	1-Month USD LIBOR	0.940%	Other Liabilities	—	—	30,000,000	(121,000)
08/02/19	08/02/24	1-Month USD LIBOR	1.590%	Other Liabilities	—	—	12,500,000	(626,000)
08/05/19	08/05/24	1-Month USD LIBOR	1.420%	Other Liabilities	—	—	12,500,000	(550,000)
02/12/20	02/12/23	3-Month USD LIBOR	1.486%	Other Liabilities	—	—	25,000,000	(695,000)
02/12/20	02/12/24	3-Month USD LIBOR	1.477%	Other Liabilities	—	—	25,000,000	(972,000)
06/28/21	06/28/26	1-Month USD LIBOR	1.158%	Other Liabilities	—	—	50,000,000	(1,872,000)
03/13/20	03/13/25	3-Month USD LIBOR	0.855%	Other Liabilities	—	—	25,000,000	(551,000)
03/13/20	03/13/30	3-Month USD LIBOR	1.029%	Other Liabilities	—	—	20,000,000	(339,000)
04/07/20	04/07/23	3-Month USD LIBOR	0.599%	Other Liabilities	—	—	20,000,000	(185,000)
04/07/20	04/07/24	3-Month USD LIBOR	0.643%	Other Liabilities	—	—	20,000,000	(255,000)
					$—	$—	$260,000,000	$(6,242,000)

The Company would reclassify unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings if the interest rate swaps were to become ineffective or the swaps were to terminate. In the fourth quarter 2021, the Bank took advantage of market opportunities to terminate its interest rate swap position in order to de-lever the balance sheet and reset wholesale funding costs. A one-time gain of $336,000 was recognized in non-interest income. Amounts paid or received under the swaps are reported in interest expense in the consolidated statement of income, and in interest paid in the consolidated statement of cash flows.

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

The First Bancorp - 2021 Form 10-K - Page 94

At December 31, 2021 there were six customer loan swap arrangements in place, detailed below:

		December 31, 2021			December 31, 2020
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	3	$15,765,000	$789,000	3	$16,922,000	$37,000
Pay Fixed, Receive Variable	Other Liabilities	3	24,604,000	(1,802,000)	2	16,065,000	(2,603,000)
		6	40,369,000	(1,013,000)	5	32,987,000	(2,566,000)
Receive Fixed, Pay Variable	Other Assets	3	24,604,000	1,802,000	2	16,065,000	2,603,000
Receive Fixed, Pay Variable	Other Liabilities	3	15,765,000	(789,000)	3	16,922,000	(37,000)
		6	40,369,000	1,013,000	5	32,987,000	2,566,000
Total		12	$80,738,000	$—	10	$65,974,000	$—
Derivative collateral
The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At December 31, 2021, the Bank had posted to the counterparty $1,500,000 of cash as collateral on its swap contracts. The required amount to be pledged was $1,058,000.
Cessation of LIBOR
As discussed in Item 1A Risk Factors, the Company is aware that 1) certain tenors of USD denominated LIBOR indices will no longer be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the ARRC to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the SOFR as a replacement for LIBOR. The International Swap and Derivatives Association ("ISDA"), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the customer loan swap contracts the Company has in place as of December 31, 2021 is tied to a LIBOR tenor expected to be published until June 30, 2023. The six customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2021, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts to incorporate the new replacement reference rate index will be undertaken in late 2022.
The First Bancorp - 2021 Form 10-K - Page 95

Note 15. Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2021, 79,203 shares had been issued pursuant to these plans, leaving 170,797 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Prior to 2016, the Company had reserved 700,000 shares of its common stock to be made available to directors and employees who elected to participate in the stock purchase or savings investment plans. Sales of stock to directors and employees amounted to 12,267 shares in 2021, 14,117 shares in 2020, and 13,408 shares in 2019.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. The plan was amended in 2018 to reflect changes in its administration. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2021, 305,362 shares have been issued, leaving 294,638 shares available for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 11,772 shares in 2021, 15,064 shares in 2020, and 11,242 shares in 2019.
Proceeds from issuances of common stock under these plans totaled $689,000, $670,000 and $653,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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
As of December 31, 2021, 184,487 shares of restricted stock had been granted under the 2010 Plan and 40,189 shares under the 2020 Plan, of which 81,240 shares remain restricted as of December 31, 2021 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2017	5.0	5,774	0.1
2018	4.0	706	0.1
2018	5.0	6,184	1.0
2019	3.0	16,254	0.1
2020	2.0	694	0.1
2020	3.0	20,342	1.1
2021	1.0	4,114	0.1
2021	3.0	27,172	2.1
		81,240	1.1

The compensation cost related to these restricted stock grants was $2,135,000 and will be recognized over the vesting terms of each grant. In 2021, $856,000 of expense was recognized for these restricted shares, leaving $671,000 in unrecognized expense as of December 31, 2021. In 2020, $652,000 of expense was recognized for restricted shares, leaving $694,000 in unrecognized expense as of December 31, 2020.

The First Bancorp - 2021 Form 10-K - Page 96

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted (EPS) for the years ended December 31, 2021, 2020 and 2019:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2021
Net income as reported	$36,269,000
Basic EPS: Income available to common shareholders	36,269,000	10,903,844	$3.33
Effect of dilutive securities: restricted stock		83,335
Diluted EPS: Income available to common shareholders plus assumed conversions	$36,269,000	10,987,179	$3.30
For the year ended December 31, 2020
Net income as reported	$27,129,000
Basic EPS: Income available to common shareholders	27,129,000	10,858,606	$2.50
Effect of dilutive securities: restricted stock		74,212
Diluted EPS: Income available to common shareholders plus assumed conversions	$27,129,000	10,932,818	$2.48
For the year ended December 31, 2019
Net income as reported	$25,525,000
Basic EPS: Income available to common shareholders	25,525,000	10,815,718	$2.36
Effect of dilutive securities: restricted stock		73,591
Diluted EPS: Income available to common shareholders plus assumed conversions	$25,525,000	10,889,309	$2.34
All EPS calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are shares of restricted stock granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted stock was vested at the end of each period.

The First Bancorp - 2021 Form 10-K - Page 97

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The Bank may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2022 will be 2022 earnings plus retained earnings of $38,234,000 from 2021 and 2020.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities available for sale is generally not included in computing regulatory capital. The Company maintains its capital in accordance with the Basel III regulatory capital framework as approved by the federal banking agencies. To avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of December 31, 2021, the Company's capital conservation buffer was 6.27%, and met the minimum requirement of 2.5%.
As of December 31, 2021, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the Bank's category.

The First Bancorp - 2021 Form 10-K - Page 98

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2021
Tier 2 capital to	$230,546,000	$130,118,000	$162,647,000
risk-weighted assets	14.17%	8.00%	10.00%
Tier 1 capital to	$214,925,000	$97,588,000	$130,118,000
risk-weighted assets	13.21%	6.00%	8.00%
Common equity Tier 1 capital to	$214,925,000	$73,191,000	$105,720,000
risk-weighted assets	13.21%	4.50%	6.50%
Tier 1 capital to	$214,925,000	$100,461,000	$125,576,000
average assets	8.56%	4.00%	5.00%
As of December 31, 2020
Tier 2 capital to	$207,461,000	$112,899,000	$141,124,000
risk-weighted assets	14.70%	8.00%	10.00%
Tier 1 capital to	$191,108,000	$84,675,000	$112,899,000
risk-weighted assets	13.54%	6.00%	8.00%
Common equity Tier 1 capital to	$191,108,000	$63,506,000	$91,731,000
risk-weighted assets	13.54%	4.50%	6.50%
Tier 1 capital to	$191,108,000	$90,577,000	$113,221,000
average assets	8.44%	4.00%	5.00%

The First Bancorp - 2021 Form 10-K - Page 99

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2021
Tier 2 capital to	$232,053,000	$130,118,000	n/a
risk-weighted assets	14.27%	8.00%	n/a
Tier 1 capital to	$216,432,000	$97,588,000	n/a
risk-weighted assets	13.31%	6.00%	n/a
Common equity Tier 1 capital to	$216,432,000	$73,191,000	n/a
risk-weighted assets	13.31%	4.50%	n/a
Tier 1 capital to	$216,432,000	$100,312,000	n/a
average assets	8.63%	4.00%	n/a
As of December 31, 2020
Tier 2 capital to	$209,113,000	$112,899,000	n/a
risk-weighted assets	14.82%	8.00%	n/a
Tier 1 capital to	$192,760,000	$84,675,000	n/a
risk-weighted assets	13.66%	6.00%	n/a
Common equity Tier 1 capital to	$192,760,000	$63,506,000	n/a
risk-weighted assets	13.66%	4.50%	n/a
Tier 1 capital to	$192,760,000	$90,821,000	n/a
average assets	8.49%	4.00%	n/a

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
Commitments for unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2021, 2020 or 2019.
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
The First Bancorp - 2021 Form 10-K - Page 100

At December 31, 2021 and 2020, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2021	2020
Unused lines, collateralized by residential real estate	$94,650,000	$89,852,000
Other unused commitments	121,331,000	102,963,000
Standby letters of credit	4,425,000	4,415,000
Commitments to extend credit	143,498,000	34,526,000
Total	$363,904,000	$231,756,000

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

Derivative Financial Instruments Designated as Hedges
As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and/or liabilities so that change in interest rates does not have a significant adverse effect on net interest income. Derivative instruments that Management periodically uses as part of its interest rate risk management strategy may include interest rate swap agreements, interest rate floor agreements, and interest rate cap agreements.  As of December 31, 2021 there were no active derivatives in place for hedging purposes.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the two contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of December 31, 2021, the Bank had six customer loan swap contracts in place with a total notional value of $80,738,000.

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

The First Bancorp - 2021 Form 10-K - Page 101

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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
The First Bancorp - 2021 Form 10-K - Page 102

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,899,000	$—	$21,899,000
Mortgage-backed securities	—	254,900,000	—	254,900,000
State and political subdivisions	—	39,122,000	—	39,122,000
Asset-backed securities	—	4,645,000	—	4,645,000
Total securities available for sale	—	320,566,000	—	320,566,000
Customer loan interest swap agreements	—	2,591,000	—	2,591,000
Total assets	$—	$323,157,000	$—	$323,157,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$2,591,000	$—	$2,591,000
Total liabilities	$—	$2,591,000	$—	$2,591,000

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$22,730,000	$—	$22,730,000
Mortgage-backed securities	—	243,406,000	—	243,406,000
State and political subdivisions	—	39,474,000	—	39,474,000
Asset-backed securities	—	7,766,000	—	7,766,000
Total securities available for sale	—	313,376,000	—	313,376,000
Customer loan interest swap agreements	—	2,640,000	—	2,640,000
Total assets	$—	$316,016,000	$—	$316,016,000
The First Bancorp - 2021 Form 10-K - Page 103

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$6,242,000	$—	$6,242,000
Customer loan interest swap agreements	—	2,640,000	—	2,640,000
Total liabilities	$—	$8,882,000	$—	$8,882,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $26,000 at December 31, 2021 and $358,000 at December 31, 2020. Other real estate owned is presented net of an allowance for losses of $45,000 at December 31, 2020. The Company had no other real estate owned or related allowance at December 31, 2021. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $441,000 and $304,000 at December 31, 2021 and 2020, respectively.

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,041,000	$—	$3,041,000
Impaired loans	—	224,000	—	224,000
Total assets	$—	$3,265,000	$—	$3,265,000

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$1,985,000	$—	$1,985,000
Other real estate owned	—	908,000	—	908,000
Impaired loans	—	794,000	—	794,000
Total assets	$—	$3,687,000	$—	$3,687,000

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
The First Bancorp - 2021 Form 10-K - Page 104

The carrying amounts and estimated fair values for financial instruments as of December 31, 2021 were as follows:

	Carrying	Estimated
As of December 31, 2021	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$370,040,000	$375,327,000	$—	$375,327,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	570,134,000	570,187,000	—	—	570,187,000
Construction	78,522,000	78,529,000	—	—	78,529,000
Other	261,373,000	261,759,000	—	5,000	261,754,000
Municipal	48,185,000	48,634,000	—	—	48,634,000
Residential
Term	548,530,000	553,098,000	—	219,000	552,879,000
Construction	31,596,000	31,966,000	—	—	31,966,000
Home equity line of credit	72,587,000	72,381,000	—	—	72,381,000
Consumer	22,035,000	20,591,000	—	—	20,591,000
Total loans	1,632,962,000	1,637,145,000	—	224,000	1,636,921,000
Mortgage servicing rights	2,671,000	3,041,000	—	3,041,000	—
Financial liabilities
Local certificates of deposit	$232,724,000	$231,265,000	—	$231,265,000	—
National certificates of deposit	333,481,000	337,025,000	—	337,025,000	—
Total certificates of deposit	566,205,000	568,290,000	—	568,290,000	—
Repurchase agreements	81,251,000	79,065,000	—	79,065,000	—
Other borrowed funds	55,091,000	55,998,000	—	55,998,000	—
Total borrowed funds	136,342,000	135,063,000	—	135,063,000	—
The First Bancorp - 2021 Form 10-K - Page 105

The carrying amounts and estimated fair values for financial instruments as of December 31, 2020 were as follows:

	Carrying	Estimated
As of December 31, 2020	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$365,613,000	$377,134,000	$—	$377,134,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	436,161,000	440,735,000	—	347,000	440,388,000
Construction	55,803,000	56,388,000	—	—	56,388,000
Other	281,057,000	279,501,000	—	5,000	279,496,000
Municipal	43,586,000	44,440,000	—	—	44,440,000
Residential
Term	519,101,000	533,059,000	—	442,000	532,617,000
Construction	21,483,000	21,890,000	—	—	21,890,000
Home equity line of credit	78,356,000	77,177,000	—	—	77,177,000
Consumer	24,961,000	23,502,000	—	—	23,502,000
Total loans	1,460,508,000	1,476,692,000	—	794,000	1,475,898,000
Mortgage servicing rights	1,956,000	1,985,000	—	1,985,000	—
Financial liabilities
Local certificates of deposit	$250,264,000	$253,892,000	$—	$253,892,000	$—
National certificates of deposit	355,321,000	359,899,000	—	359,899,000	—
Total certificates of deposit	605,585,000	613,791,000	—	613,791,000	—
Repurchase agreements	69,340,000	69,497,000	—	69,497,000	—
Other borrowed funds	192,698,000	194,469,000	—	194,469,000	—
Total borrowed funds	262,038,000	263,966,000	—	263,966,000	—

Note 21. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2021	2020	2019
Other operating income
ATM and debit card income	$5,208,000	$4,138,000	$3,956,000
Loan processing fees	1,294,000	1,200,000	812,000
Other operating expense
Advertising and marketing expense	$1,181,000	$983,000	$1,174,000
ATM and interchange expense	1,446,000	1,253,000	1,176,000
Swap termination expense	—	1,756,000	—
Other loan expenses	2,198,000	—	—

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

The First Bancorp - 2021 Form 10-K - Page 106

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2021	2020
Assets
Cash and cash equivalents	$1,401,000	$1,287,000
Dividends receivable	3,200,000	3,400,000
Investment in subsidiary	216,591,000	194,515,000
Goodwill	27,559,000	27,559,000
Other assets	431,000	360,000
Total assets	$249,182,000	$227,121,000
Liabilities and shareholders' equity
Dividends payable	$3,520,000	$3,395,000
Other liabilities	5,000	—
Total liabilities	3,525,000	3,395,000
Shareholders' equity
Common stock	110,000	110,000
Additional paid-in capital	66,830,000	65,285,000
Retained earnings	178,717,000	158,331,000
Total shareholders' equity	245,657,000	223,726,000
Total liabilities and shareholders' equity	$249,182,000	$227,121,000

The First Bancorp - 2021 Form 10-K - Page 107

Statements of Income

For the years ended December 31,	2021	2020	2019
Net securities gains	$—	$—	$—
Other operating income	—	8,000	—
Total income	—	8,000	—
Occupancy expense	—	—	1,000
Other operating expense	1,148,000	911,000	826,000
Total expense	1,148,000	911,000	827,000
Loss before income taxes and Bank earnings	(1,148,000)	(903,000)	(827,000)
Applicable income taxes	(269,000)	(246,000)	(230,000)
Loss before Bank earnings	(879,000)	(657,000)	(597,000)
Equity in earnings of Bank
Remitted	13,400,000	13,300,000	12,600,000
Unremitted	23,748,000	14,486,000	13,522,000
Net income	$36,269,000	$27,129,000	$25,525,000

Statements of Cash Flows

For the years ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income	$36,269,000	$27,129,000	$25,525,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	2,000
Equity compensation expense	856,000	652,000	565,000
Gain on sale of investments	—	—	—
Increase in other assets	(71,000)	(21,000)	(105,000)
(Increase) decrease in dividends receivable	200,000	(200,000)	(250,000)
Increase in dividends payable	115,000	—	120,000
Increase (decrease) in other liabilities	5,000	—	(4,000)
Unremitted earnings of Bank	(23,748,000)	(14,486,000)	(13,522,000)
Net cash provided by operating activities	13,626,000	13,074,000	12,331,000
Cash flows from financing activities:
Purchase of common stock	(253,000)	(156,000)	(183,000)
Proceeds from sale of common stock	689,000	670,000	653,000
Dividends paid	(13,948,000)	(13,329,000)	(12,963,000)
Net cash used in financing activities	(13,512,000)	(12,815,000)	(12,493,000)
Net increase (decrease) in cash and cash equivalents	114,000	259,000	(162,000)
Cash and cash equivalents at beginning of year	1,287,000	1,028,000	1,190,000
Cash and cash equivalents at end of year	$1,401,000	$1,287,000	$1,028,000
The First Bancorp - 2021 Form 10-K - Page 108

Note 25. New Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets, held at the reporting date that are accounted for at amortized cost, be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU was to be effective for all SEC registrants for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, FASB voted to finalize a proposal issued in August 2019 under which the effective implementation date was changed for SEC registrants meeting the definition of a Smaller Reporting Company to fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company qualifies as a Smaller Reporting Company. It continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements, and continues to anticipate that it may have a material impact upon adoption. The Bank has formed an implementation committee for ASU No. 2016-13. To date, committee members have participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and have chosen a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. The Bank is in the late stages of implementing this software and plans to run incurred loss and current expected credit loss models in parallel until adoption of ASU No. 2016-13 on January 1, 2023.

The First Bancorp - 2021 Form 10-K - Page 109

Note 26. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1	2021Q2	2021Q3	2021Q4
Balance Sheets
Cash and cash equivalents	$21,117	$22,143	$22,742	$26,212	$20,029	$27,092	$27,126	$20,634
Interest-bearing deposits in other banks	6,047	21,907	48,111	56,151	104,602	42,215	93,779	66,678
Investments	654,520	653,462	672,102	678,989	679,889	682,428	684,923	690,606
Restricted equity securities	9,994	10,545	10,545	10,545	10,105	8,839	8,839	5,365
Net loans and loans held for sale	1,332,911	1,442,463	1,427,662	1,466,363	1,503,700	1,572,377	1,601,142	1,632,963
Other assets	111,807	116,604	115,464	122,976	118,543	117,492	113,782	110,853
Total assets	$2,136,396	$2,267,124	$2,296,626	$2,361,236	$2,436,868	$2,450,443	$2,529,591	$2,527,099
Deposits	$1,644,612	$1,740,121	$1,763,059	$1,844,611	$1,953,557	$1,961,321	$2,033,213	$2,123,297
Borrowed funds	248,040	278,805	283,787	262,038	229,648	228,648	233,201	136,342
Other liabilities	28,487	31,614	30,340	30,861	25,479	26,319	24,440	21,803
Shareholders' equity	215,257	216,584	219,440	223,726	228,184	234,155	238,737	245,657
Total liabilities & equity	$2,136,396	$2,267,124	$2,296,626	$2,361,236	$2,436,868	$2,450,443	$2,529,591	$2,527,099
Income and Comprehensive Income Statements
Interest income	$20,694	$18,786	$18,506	$19,133	$18,953	$18,541	$19,588	$19,999
Interest expense	5,776	4,295	3,761	3,454	3,080	2,818	2,577	2,303
Net interest income	14,918	14,491	14,745	15,679	15,873	15,723	17,011	17,696
Provision for loan losses	400	2,350	1,800	1,500	525	525	525	(1,950)
Net interest income after provision for loan losses	14,518	12,141	12,945	14,179	15,348	15,198	16,486	19,646
Non-interest income	4,221	4,601	4,805	4,492	5,298	4,911	4,375	4,799
Non-interest expense	11,043	8,917	9,276	10,416	9,874	9,496	9,932	12,846
Income before taxes	7,696	7,825	8,474	8,255	10,772	10,613	10,929	11,599
Income taxes	1,201	1,256	1,379	1,285	1,850	1,826	1,915	2,053
Net income	$6,495	$6,569	$7,095	$6,970	$8,922	$8,787	$9,014	$9,546
Basic earnings per share	$0.60	$0.61	$0.65	$0.64	$0.82	$0.81	$0.83	$0.87
Diluted earnings per share	$0.60	$0.60	$0.65	$0.63	$0.81	$0.80	$0.82	$0.87
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$4,233	$(790)	$(1,580)	$(511)	$(4,790)	$971	$(1,817)	$(1,091)
Net unrealized gain on securities transferred from available for sale to held to maturity	8	28	7	6	9	11	14	12
Net unrealized gain (loss) on cash flow hedging derivative instruments	(4,870)	(1,414)	387	868	3,469	(620)	546	1,537
Unrecognized gain on postretirement benefit costs	—	—	—	4	—	—	—	77
Other comprehensive income (loss)	$(629)	$(2,176)	$(1,186)	$367	$(1,312)	$362	$(1,257)	$535
Comprehensive income	$5,866	$4,393	$5,909	$7,337	$7,610	$9,149	$7,757	$10,081
The First Bancorp - 2021 Form 10-K - Page 110

Note 27. Acquisitions and Intangible Assets

On December 11, 2020, the Company acquired a branch at 1B Belmont Avenue, Belfast, Maine from Bangor Savings Bank. The acquisition added to its existing book of business in Belfast and Waldo County. The Company intends to leverage having a physical presence in Belfast and the base of new customers to grow its loan and deposit share in the market. Under the terms of the acquisition, the Company acquired approximately $19,000,000 in deposits as well as $23,000,000 in loans. There were no acquisitions in 2021.
The following table summarizes the consideration paid in 2020 for the Belfast branch and the allocation to the assets acquired and liabilities assumed based on estimates of fair value at the acquisition date:

Assets
Cash	$381,000
Loans & accrued interest	23,138,000
Premises and equipment	696,000
Prepaid expenses	10,000
Core deposit intangible	262,000
Goodwill	841,000
Liabilities
Deposits	19,261,000
Other liabilities	7,000
Consideration paid	$6,060,000

As part of the branch acquisition, the Company entered into a lease agreement for land upon which the branch is situated. The Company recorded a right of use asset and lease liability for $511,000.
One-time costs associated with the acquisition that were recognized by the Company and included in the consolidated statements of income and comprehensive income for 2020 were $310,000.
The core deposit intangible related to the FNB Bankshares acquisition was fully amortized in 2015. The core deposit intangible related to the Rockland branch acquisition is being amortized on a straight-line basis over ten years. Annual amortization expense for each of 2021, 2020 and 2019 was $43,000, and the amortization expense for each year until fully amortized (presently expected to be 2022) will be $43,000. The core deposit intangible related to the Belfast branch acquisition is being amortized on a straight-line basis over ten years. Annual amortization expense for 2021 was $26,000, and the amortization expense for each year until fully amortized (presently expected to be 2031) will be $26,000. Core deposit intangible is being amortized on a straight-line basis as the Company does not expect significant run off in the core deposits.
The First Bancorp - 2021 Form 10-K - Page 111

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan and lease losses

As described in Notes 1, 5 and 6 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $1,647,649,000 and related allowance for loan losses of $15,521,000 as of December 31, 2021. The Company's allowance for loan losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date. Impaired loans are loans to a borrower that have been placed in non-accrual status or are troubled debt restructured loans. The allowance for loan losses includes a specific reserve for impaired loans and a component that is unallocated.

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
The First Bancorp - 2021 Form 10-K - Page 112

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

/s/ Berry Dunn McNeil & Parker, LLC,
Firm ID 136
Portland, Maine
March 11, 2022
The First Bancorp - 2021 Form 10-K - Page 113

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2021, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2021. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ Richard M. Elder
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 11, 2022	March 11, 2022

The First Bancorp - 2021 Form 10-K - Page 114

ITEM 9B. Other Information

Not Applicable

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2022 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2022 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2022 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2022 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2022 and is incorporated herein by reference.

The First Bancorp - 2021 Form 10-K - Page 115

ITEM 15. Exhibits and Financial Statement Schedules
A. Exhibits

Exhibit 3.2 Amendment to the Registrant's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on May 1, 2008).
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
Exhibit 3.5 Conformed Copy of the Company's Bylaws (incorporated by reference to Exhibit 3.5 to the Company's Form 10-K filed March 10, 2017).
Exhibit 3.6 Amendment to the Company's Bylaws (incorporated by reference to Exhibit 3.6 to the Company's Form 8-K filed on December 20, 2019).
Exhibit 4.1 Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed March 11, 2022.
Exhibit 10.1 Director Split Dollar Insurance Plan and Specimen Agreement dated January 1, 2016, attached as Exhibit 10.1 to the Company's Form 8-K filed on October 25, 2017.
Exhibit 10.2 Executive Split Dollar Insurance Plan and Specimen Agreement dated January 1, 2016, attached as Exhibit 10.2 to the Company's Form 8-K filed on October 25, 2017.
Exhibit 10.3 Amendments dated November 8, 2019 to the Restricted Stock Agreements of an Executive Officer dated January 29, 2015, January 28, 2016, January 26, 2017 and January 4, 2018 attached as Exhibit 10.3 to the Company’s Form 10-Q filed on November 12, 2019.
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

The First Bancorp - 2021 Form 10-K - Page 116

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ RICHARD M. ELDER
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 11, 2022	March 11, 2022

/s/ MARK N. ROSBOROUGH	/s/ ROBERT B. GREGORY
Mark N. Rosborough, Director and Chairman of the Board	Robert B. Gregory, Director
March 11, 2022	March 11, 2022

/s/ RENEE W. KELLY	/s/ CORNELIUS J. RUSSELL
Renee W. Kelly, Director	Cornelius J. Russell, Director
March 11, 2022	March 11, 2022

/s/ STUART G. SMITH	/s/ BRUCE B. TINDAL
Stuart G. Smith, Director	Bruce A. Tindal, Director
March 11, 2022	March 11, 2022

/s/ F. STEPHEN WARD	/s/ KIMBERLY S. SWAN
F. Stephen Ward, Director	Kimberly S. Swan, Director
March 11, 2022	March 11, 2022

The First Bancorp - 2021 Form 10-K - Page 117