Form 10-Q
period 2022-03-31
First Bancorp, Inc /ME/
filed 2022-05-06
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2022
Common Stock: 11,027,380 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the quarter ended
except for per share amounts	March 31, 2022	December 31, 2021	March 31, 2021
Summary of Operations
Interest Income	$20,533	$19,999	$18,953
Interest Expense	1,913	2,303	3,080
Net Interest Income	18,620	17,696	15,873
Provision (credit) for Loan Losses	450	(1,950)	525
Non-Interest Income	4,232	4,799	5,298
Non-Interest Expense	10,650	12,846	9,874
Net Income	9,705	9,546	8,922
Per Common Share Data
Basic Earnings per Share	$0.89	$0.87	$0.82
Diluted Earnings per Share	0.88	0.87	0.81
Cash Dividends Declared	0.32	0.32	0.31
Book Value per Common Share	21.19	22.33	20.78
Tangible Book Value per Common Share[2]	18.39	19.52	17.96
Market Value	30.08	31.40	29.19
Financial Ratios
Return on Average Equity[1]	15.96%	15.47%	15.85%
Return on Average Tangible Common Equity[1,2]	18.25%	17.71%	18.34%
Return on Average Assets[1]	1.56%	1.49%	1.54%
Average Equity to Average Assets	9.80%	9.65%	9.70%
Average Tangible Equity to Average Assets[2]	8.57%	8.43%	8.38%
Net Interest Margin Tax-Equivalent[1,2]	3.24%	3.00%	2.99%
Dividend Payout Ratio	35.96%	36.78%	37.80%
Allowance for Loan Losses/Total Loans	0.92%	0.94%	1.09%
Non-Performing Loans to Total Loans	0.30%	0.35%	0.46%
Non-Performing Assets to Total Assets	0.20%	0.23%	0.30%
Efficiency Ratio[2]	45.42%	55.61%	45.52%
At Period End
Total Assets	$2,548,607	$2,527,099	$2,436,868
Total Loans	1,707,348	1,647,649	1,516,772
Total Investment Securities	695,600	695,971	689,994
Total Deposits	2,158,539	2,123,297	1,953,557
Total Shareholders' Equity	233,646	245,657	228,184
1Annualized using a 365-day basis in both 2022 and 2021.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2022 and 2021 and for the three-months periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company's management. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
May 6, 2022

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Cash and cash equivalents	$22,051,000	$20,634,000	$20,029,000
Interest bearing deposits in other banks	18,427,000	66,678,000	104,602,000
Securities available for sale	313,015,000	320,566,000	294,537,000
Securities to be held to maturity (fair value of $353,191,000 at March 31, 2022, $375,327,000 at December 31, 2021 and $388,836,000 at March 31, 2021)	377,183,000	370,040,000	385,352,000
Restricted equity securities, at cost	5,402,000	5,365,000	10,105,000
Loans held for sale	400,000	835,000	3,522,000
Loans	1,707,348,000	1,647,649,000	1,516,772,000
Less allowance for loan losses	15,766,000	15,521,000	16,594,000
Net loans	1,691,582,000	1,632,128,000	1,500,178,000
Accrued interest receivable	9,737,000	7,544,000	10,847,000
Premises and equipment, net	29,137,000	28,949,000	29,985,000
Other real estate owned	—	—	401,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	51,027,000	43,714,000	46,664,000
Total assets	$2,548,607,000	$2,527,099,000	$2,436,868,000
Liabilities
Demand deposits	$321,971,000	$334,945,000	$275,898,000
NOW deposits	658,151,000	655,061,000	541,684,000
Money market deposits	197,176,000	206,901,000	175,887,000
Savings deposits	371,294,000	360,185,000	325,758,000
Certificates of deposit	609,947,000	566,205,000	634,330,000
Total deposits	2,158,539,000	2,123,297,000	1,953,557,000
Borrowed funds – short term	78,623,000	81,252,000	174,552,000
Borrowed funds – long term	55,089,000	55,090,000	55,096,000
Other liabilities	22,710,000	21,803,000	25,479,000
Total liabilities	2,314,961,000	2,281,442,000	2,208,684,000
Shareholders' equity
Common stock, one cent par value per share	110,000	110,000	110,000
Additional paid-in capital	67,246,000	66,830,000	65,755,000
Retained earnings	186,324,000	180,417,000	163,659,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(20,061,000)	(1,718,000)	219,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(78,000)	(87,000)	(124,000)
Net unrealized loss on cash flow hedging derivative instruments	—	—	(1,463,000)
Net unrealized gain on postretirement costs	105,000	105,000	28,000
Total shareholders' equity	233,646,000	245,657,000	228,184,000
Total liabilities & shareholders' equity	$2,548,607,000	$2,527,099,000	$2,436,868,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,024,086	10,998,765	10,983,258
Book value per common share	$21.19	$22.33	$20.78
Tangible book value per common share	$18.39	$19.52	$17.96
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the quarter ended
	March 31, 2022	December 31, 2021	March 31, 2021
Interest income
Interest and fees on loans (includes tax-exempt income of $291,000 for March 31, 2022, $271,000 for December 31, 2021 and $290,000 for March 31, 2021)	$16,613,000	$16,331,000	$15,119,000
Interest on deposits with other banks	9,000	27,000	12,000
Interest and dividends on investments (includes tax-exempt income of $1,803,000 for March 31, 2022, $1,846,000 for December 31, 2021 and $1,956,000 for March 31, 2021)	3,911,000	3,641,000	3,822,000
Total interest income	20,533,000	19,999,000	18,953,000
Interest expense
Interest on deposits	1,625,000	1,518,000	2,198,000
Interest on borrowed funds	288,000	785,000	882,000
Total interest expense	1,913,000	2,303,000	3,080,000
Net interest income	18,620,000	17,696,000	15,873,000
Provision (credit) for loan losses	450,000	(1,950,000)	525,000
Net interest income after provision for loan losses	18,170,000	19,646,000	15,348,000
Non-interest income
Investment management and fiduciary income	1,197,000	1,177,000	1,065,000
Service charges on deposit accounts	437,000	436,000	337,000
Net securities gains	2,000	1,000	119,000
Mortgage origination and servicing income, net of amortization	498,000	885,000	1,967,000
Debit card income	1,430,000	1,333,000	1,253,000
Other operating income	668,000	967,000	557,000
Total non-interest income	4,232,000	4,799,000	5,298,000
Non-interest expense
Salaries and employee benefits	5,937,000	5,552,000	5,123,000
Occupancy expense	829,000	693,000	753,000
Furniture and equipment expense	1,235,000	1,253,000	1,215,000
FDIC insurance premiums	218,000	224,000	199,000
Amortization of identified intangibles	17,000	17,000	17,000
Other operating expense	2,414,000	5,107,000	2,567,000
Total non-interest expense	10,650,000	12,846,000	9,874,000
Income before income taxes	11,752,000	11,599,000	10,772,000
Income tax expense	2,047,000	2,053,000	1,850,000
NET INCOME	$9,705,000	$9,546,000	$8,922,000
Basic earnings per common share	$0.89	$0.87	$0.82
Diluted earnings per common share	$0.88	$0.87	$0.81
Other comprehensive income (loss) net of tax
Net unrealized loss on securities available for sale, net of taxes	$(18,343,000)	$(1,091,000)	$(4,790,000)
Net unrealized gain on transferred securities, net of taxes	9,000	12,000	9,000
Net unrealized gain on cash flow hedging derivative instruments	—	1,537,000	3,469,000
Unrecognized transition obligation for postretirement benefits, net of taxes	—	77,000	—
Other comprehensive income (loss)	(18,334,000)	535,000	(1,312,000)
Comprehensive income (loss)	$(8,629,000)	$10,081,000	$7,610,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
Net income	—	—	8,922,000	—	8,922,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(4,790,000)	(4,790,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	9,000	9,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	3,469,000	3,469,000
Comprehensive income (loss)	—	—	8,922,000	(1,312,000)	7,610,000
Cash dividends declared ($0.31 per share)	—	—	(3,404,000)	—	(3,404,000)
Equity compensation expense	—	288,000	—	—	288,000
Payment to repurchase common stock	(8,557)	—	(218,000)	—	(218,000)
Issuance of restricted stock	34,689	—	—	—	—
Proceeds from sale of common stock	6,837	182,000	—	—	182,000
Balance at March 31, 2021	10,983,258	$65,865,000	$163,659,000	$(1,340,000)	$228,184,000

Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
Net income	—	—	9,705,000	—	9,705,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(18,343,000)	(18,343,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	9,000	9,000
Comprehensive income (loss)	—	—	9,705,000	(18,334,000)	(8,629,000)
Cash dividends declared ($0.32 per share)	—	—	(3,528,000)	—	(3,528,000)
Equity compensation expense	—	217,000	—	—	217,000
Payment to repurchase common stock	(8,444)	—	(270,000)	—	(270,000)
Issuance of restricted stock	27,495	—	—	—	—
Proceeds from sale of common stock	6,270	199,000	—	—	199,000
Balance at March 31, 2022	11,024,086	$67,356,000	$186,324,000	$(20,034,000)	$233,646,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income	$9,705,000	$8,922,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	488,000	518,000
Change in deferred taxes	246,000	670,000
Provision for loan losses	450,000	525,000
Loans originated for resale	(10,295,000)	(36,199,000)
Proceeds from sales and transfers of loans	10,950,000	39,721,000
Net gain on sales of loans	(220,000)	(1,189,000)
Net gain on sale or call of securities	(2,000)	(119,000)
Net amortization of premiums on investments	245,000	662,000
Net gain on sale of other real estate owned	—	(98,000)
Equity compensation expense	217,000	288,000
Net (increase) decrease in other assets and accrued interest	(9,703,000)	10,917,000
Net increase (decrease) in other liabilities	5,658,000	(5,669,000)
Net loss on disposal of premises and equipment	—	1,000
Amortization of investment in limited partnership	76,000	77,000
Net acquisition amortization	17,000	17,000
Net cash provided by operating activities	7,832,000	19,044,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	48,251,000	(48,451,000)
Proceeds from sales of securities available for sale	—	1,214,000
Proceeds from maturities, payments and calls of securities available for sale	14,953,000	34,687,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	8,363,000	39,195,000
Proceeds from sales of other real estate owned	—	605,000
Purchases of securities available for sale	(30,762,000)	(23,544,000)
Purchases of securities to be held to maturity	(15,597,000)	(59,047,000)
Redemption of restricted equity securities	—	440,000
Purchase of restricted equity securities	(37,000)	—
Net increase in loans	(59,904,000)	(40,195,000)
Capital expenditures	(703,000)	(3,257,000)
Net cash used by investing activities	(35,436,000)	(98,353,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	(8,500,000)	80,201,000
Net increase in certificates of deposit	43,742,000	28,745,000
Net decrease in short-term borrowings	(2,628,000)	(32,388,000)
Repayment on long-term borrowings	(2,000)	(2,000)
Payment to repurchase common stock	(270,000)	(218,000)
Proceeds from sale of common stock	199,000	182,000
Dividends paid	(3,520,000)	(3,394,000)
Net cash provided by financing activities	29,021,000	73,126,000
Net increase (decrease) in cash and cash equivalents	1,417,000	(6,183,000)
Cash and cash equivalents at beginning of period	20,634,000	26,212,000
Cash and cash equivalents at end of period	$22,051,000	$20,029,000

	For the three months ended
	March 31, 2022	March 31, 2021
Interest paid	$1,901,000	$3,447,000
Non-cash transactions
Right of use lease asset	$319,000	$—
Operating lease liability	(319,000)	—
Change in net unrealized gain on available for sale securities, net of tax	18,343,000	4,790,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary
Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of First National Bank ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2022 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2021.

Risks and Uncertainties
In March 2020, the World Health Organization declared a worldwide pandemic as a result of the outbreak of coronavirus disease 2019 ("COVID-19"). The impact of COVID-19 continues to cause varying levels of disruption and uncertainty in the local, national, and world economies. To curtail spread of the virus, governments at all levels encouraged social distancing and many imposed restrictions on travel and group meetings, and/or mandated shut-downs of all but essential businesses. Vaccination efforts have led to a general re-opening of the economy with few remaining restrictions.
The Company’s business, financial condition, and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The Bank's primary market is the State of Maine, which relies upon tourism for a significant percentage of its economic activity. In 2020, COVID-19 adversely impacted the tourism industry to a greater degree than other industries; in 2021 the tourism industry rebounded and by all accounts businesses in the sector generally enjoyed a strong year. The milder Omicron variants of COVID-19 have become the dominant strains with outbreaks resulting in modest levels of disruption. The severity of any potential future outbreaks could have an impact on the Company's operating results, though the degree is indeterminable at this time.
The conflict between Russia and Ukraine has exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

Subsequent Events
Events occurring subsequent to March 31, 2022, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,019,000	$—	$(3,361,000)	$22,658,000
Mortgage-backed securities	270,624,000	146,000	(18,586,000)	252,184,000
State and political subdivisions	37,407,000	298,000	(3,872,000)	33,833,000
Asset-backed securities	4,358,000	—	(18,000)	4,340,000
	$338,408,000	$444,000	$(25,837,000)	$313,015,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$38,100,000	$—	$(4,845,000)	$33,255,000
Mortgage-backed securities	59,648,000	151,000	(5,469,000)	54,330,000
State and political subdivisions	252,185,000	1,430,000	(15,007,000)	238,608,000
Corporate securities	27,250,000	97,000	(349,000)	26,998,000
	$377,183,000	$1,678,000	$(25,670,000)	$353,191,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,365,000	$—	$—	$4,365,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,402,000	$—	$—	$5,402,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(1,146,000)	$21,899,000
Mortgage-backed securities	256,992,000	1,803,000	(3,895,000)	254,900,000
State and political subdivisions	38,127,000	1,083,000	(88,000)	39,122,000
Asset-backed securities	4,577,000	68,000	—	4,645,000
	$322,741,000	$2,954,000	$(5,129,000)	$320,566,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$2,000	$(1,149,000)	$34,453,000
Mortgage-backed securities	60,646,000	261,000	(1,795,000)	59,112,000
State and political subdivisions	250,544,000	7,925,000	(302,000)	258,167,000
Corporate securities	23,250,000	411,000	(66,000)	23,595,000
	$370,040,000	$8,599,000	$(3,312,000)	$375,327,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,328,000	$—	$—	$4,328,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,365,000	$—	$—	$5,365,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(1,560,000)	$21,485,000
Mortgage-backed securities	227,089,000	4,109,000	(3,284,000)	227,914,000
State and political subdivisions	36,663,000	1,178,000	(283,000)	37,558,000
Asset-backed securities	7,463,000	117,000	—	7,580,000
	$294,260,000	$5,404,000	$(5,127,000)	$294,537,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$55,000	$(2,041,000)	$33,614,000
Mortgage-backed securities	76,365,000	480,000	(2,181,000)	74,664,000
State and political subdivisions	251,137,000	7,435,000	(525,000)	258,047,000
Corporate securities	22,250,000	347,000	(86,000)	22,511,000
	$385,352,000	$8,317,000	$(4,833,000)	$388,836,000
Restricted equity securities
Federal Home Loan Bank Stock	$9,068,000	$—	$—	$9,068,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$10,105,000	$—	$—	$10,105,000

The following table summarizes the contractual maturities of investment securities at March 31, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$25,000	$25,000	$2,388,000	$2,392,000
Due in 1 to 5 years	3,723,000	3,668,000	12,877,000	12,831,000
Due in 5 to 10 years	16,674,000	14,939,000	67,056,000	65,943,000
Due after 10 years	317,986,000	294,383,000	294,862,000	272,025,000
	$338,408,000	$313,015,000	$377,183,000	$353,191,000

The following table summarizes the contractual maturities of investment securities at December 31, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$2,515,000	$2,521,000
Due in 1 to 5 years	5,004,000	5,173,000	17,624,000	18,338,000
Due in 5 to 10 years	52,782,000	53,057,000	174,982,000	180,081,000
Due after 10 years	264,955,000	262,336,000	174,919,000	174,387,000
	$322,741,000	$320,566,000	$370,040,000	$375,327,000

The following table summarizes the contractual maturities of investment securities at March 31, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,544,000	$2,516,000	$3,926,000	$3,956,000
Due in 1 to 5 years	12,994,000	13,172,000	26,992,000	27,613,000
Due in 5 to 10 years	50,007,000	50,587,000	173,295,000	178,069,000
Due after 10 years	228,715,000	228,262,000	181,139,000	179,198,000
	$294,260,000	$294,537,000	$385,352,000	$388,836,000
At March 31, 2022, securities with a fair value of $288,761,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $297,456,000 as of December 31, 2021 and $241,990,000 at March 31, 2021, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Proceeds from sales of securities	$—	$1,214,000
Gross realized gains	2,000	119,000
Gross realized losses	—	—
Net gain	$2,000	$119,000
Related income taxes	$—	$25,000

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2022, there were 548 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 72 had been temporarily impaired for 12 months or more. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of March 31, 2022 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$8,266,000	$(358,000)	$47,647,000	$(7,848,000)	$55,913,000	$(8,206,000)
Mortgage-backed securities	174,021,000	(11,708,000)	111,954,000	(12,347,000)	285,975,000	(24,055,000)
State and political subdivisions	141,305,000	(17,850,000)	3,405,000	(1,029,000)	144,710,000	(18,879,000)
Asset-backed securities	4,340,000	(18,000)	—	—	4,340,000	(18,000)
Corporate securities	11,151,000	(349,000)	—	—	11,151,000	(349,000)
	$339,083,000	$(30,283,000)	$163,006,000	$(21,224,000)	$502,089,000	$(51,507,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $78,000, net of taxes, at March 31, 2022. This compares to $87,000 and $124,000, net of taxes, at December 31, 2021 and March 31, 2021, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of March 31, 2022 and 2021, and December 31, 2021, the Bank's investment in FHLB stock totaled $4,365,000, $9,068,000 and $4,328,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the Federal Reserve Bank ("FRB") of Boston. As a requirement for membership in the FRB, the Bank must own a minimum required amount of FRB stock. The Bank uses FRB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRB stock totaled $1,037,000 at March 31, 2022 and 2021 and December 31, 2021, respectively.
The Company periodically evaluates its investment in FHLB and FRB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through March 31, 2022. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio by class of financing receivable as of March 31, 2022 and 2021 and at December 31, 2021:

	March 31, 2022		December 31, 2021		March 31, 2021
Commercial
Real estate	$588,301,000	34.5%	$576,198,000	35.0%	$469,974,000	31.0%
Construction	102,982,000	6.0%	79,365,000	4.8%	53,394,000	3.5%
Other	267,666,000	15.7%	264,570,000	16.1%	297,488,000	19.6%
Municipal	50,867,000	3.0%	48,362,000	2.9%	49,476,000	3.3%
Residential
Term	566,320,000	33.1%	550,783,000	33.4%	520,317,000	34.3%
Construction	36,272,000	2.1%	31,763,000	1.9%	24,796,000	1.6%
Home equity line of credit	72,863,000	4.3%	73,632,000	4.5%	77,210,000	5.1%
Consumer	22,077,000	1.3%	22,976,000	1.4%	24,117,000	1.6%
Total	$1,707,348,000	100.0%	$1,647,649,000	100.0%	$1,516,772,000	100.0%
Loan balances include net deferred loan costs of $9,299,000 as of March 31, 2022, $7,890,000 as of December 31, 2021, and $5,328,000 as of March 31, 2021. Net deferred loan costs have increased from a year ago and year-to-date due to loan origination unit volume over the period and wind-down of unearned fees and deferred costs associated with US Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans originated in 2020 and during the first and second quarters of 2021. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $455,229,000 at March 31, 2022, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $364,968,000 at December 31, 2021, and $362,271,000 at March 31, 2021. In addition, commercial, residential construction and home equity loans totaling $338,463,000 at March 31, 2022, $295,090,000 at December 31, 2021, and $275,993,000 at March 31, 2021, were used to collateralize a standby line of credit at the FRB.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2022, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$8,000	$—	$555,000	$563,000	$587,738,000	$588,301,000	$—
Construction	12,000	—	—	12,000	102,970,000	102,982,000	—
Other	165,000	—	104,000	269,000	267,397,000	267,666,000	—
Municipal	—	—	—	—	50,867,000	50,867,000	—
Residential
Term	1,394,000	—	1,037,000	2,431,000	563,889,000	566,320,000	26,000
Construction	—	—	—	—	36,272,000	36,272,000	—
Home equity line of credit	653,000	—	174,000	827,000	72,036,000	72,863,000	—
Consumer	53,000	68,000	15,000	136,000	21,941,000	22,077,000	20,000
Total	$2,285,000	$68,000	$1,885,000	$4,238,000	$1,703,110,000	$1,707,348,000	$46,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from Troubled Debt Restructure ("TDR") designation, which was extended by the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest. As of March 31, 2022, COVID-19 related loan modifications have nearly all been resolved, with $1,100,000 in retail loan balances remaining in modification status at the end of the first quarter, representing just 0.07% of the loan portfolio.

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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of March 31, 2022 and 2021 and at December 31, 2021 is presented in the following table:

	March 31, 2022	December 31, 2021	March 31, 2021
Commercial
Real estate	$604,000	$242,000	$748,000
Construction	27,000	27,000	89,000
Other	1,014,000	1,068,000	1,675,000
Municipal	—	—	—
Residential
Term	3,113,000	3,808,000	3,577,000
Construction	—	—	—
Home equity line of credit	291,000	457,000	852,000
Consumer	—	—	—
Total	$5,049,000	$5,602,000	$6,941,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2022 is presented in the following table:

				For the three months ended March 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,733,000	$2,039,000	$—	$1,577,000	$13,000
Construction	27,000	28,000	—	27,000	—
Other	452,000	503,000	—	458,000	4,000
Municipal	—	—	—	—	—
Residential
Term	5,637,000	6,741,000	—	5,793,000	23,000
Construction	—	—	—	—	—
Home equity line of credit	191,000	217,000	—	320,000	—
Consumer	1,000	1,000	—	2,000	—
	$8,041,000	$9,529,000	$—	$8,177,000	$40,000
With an Allowance Recorded
Commercial
Real estate	$42,000	$71,000	$42,000	$42,000	—
Construction	661,000	661,000	13,000	661,000	6,000
Other	781,000	865,000	532,000	794,000	—
Municipal	—	—	—	—	—
Residential
Term	1,629,000	1,674,000	118,000	1,735,000	12,000
Construction	—	—	—	—	—
Home equity line of credit	100,000	100,000	7,000	33,000	—
Consumer	—	—	—	—	—
	$3,213,000	$3,371,000	$712,000	$3,265,000	$18,000
Total
Commercial
Real estate	$1,775,000	$2,110,000	$42,000	$1,619,000	$13,000
Construction	688,000	689,000	13,000	688,000	6,000
Other	1,233,000	1,368,000	532,000	1,252,000	4,000
Municipal	—	—	—	—	—
Residential
Term	7,266,000	8,415,000	118,000	7,528,000	35,000
Construction	—	—	—	—	—
Home equity line of credit	291,000	317,000	7,000	353,000	—
Consumer	1,000	1,000	—	2,000	—
	$11,254,000	$12,900,000	$712,000	$11,442,000	$58,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2021 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,386,000	$1,689,000	$—	$1,590,000	$63,000
Construction	28,000	28,000	—	22,000	—
Other	917,000	1,009,000	—	1,051,000	15,000
Municipal	—	—	—	—	—
Residential
Term	6,178,000	7,238,000	—	6,429,000	87,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$8,968,000	$10,453,000	$—	$9,553,000	$166,000
With an Allowance Recorded
Commercial
Real estate	$42,000	$71,000	$42,000	$614,000	—
Construction	661,000	661,000	16,000	661,000	22,000
Other	386,000	411,000	381,000	396,000	—
Municipal	—	—	—	—	—
Residential
Term	1,995,000	2,164,000	137,000	1,897,000	54,000
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
	$3,084,000	$3,307,000	$576,000	$3,568,000	$76,000
Total
Commercial
Real estate	$1,428,000	$1,760,000	$42,000	$2,204,000	$63,000
Construction	689,000	689,000	16,000	683,000	22,000
Other	1,303,000	1,420,000	381,000	1,447,000	15,000
Municipal	—	—	—	—	—
Residential
Term	8,173,000	9,402,000	137,000	8,326,000	141,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$12,052,000	$13,760,000	$576,000	$13,121,000	$242,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2021 is presented in the following table:

				For the three months ended March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$2,223,000	$2,550,000	$—	$2,179,000	$17,000
Construction	89,000	89,000	—	89,000	—
Other	1,593,000	1,650,000	—	1,654,000	5,000
Municipal	—	—	—	—	—
Residential
Term	7,183,000	8,416,000	—	7,184,000	35,000
Construction	—	—	—	—	—
Home equity line of credit	852,000	928,000	—	872,000	—
Consumer	7,000	7,000	—	7,000	—
	$11,947,000	$13,640,000	$—	$11,985,000	$57,000
With an Allowance Recorded
Commercial
Real estate	$978,000	$1,013,000	$174,000	$968,000	$9,000
Construction	681,000	681,000	21,000	681,000	6,000
Other	627,000	643,000	563,000	525,000	—
Municipal	—	—	—	—	—
Residential
Term	2,084,000	2,113,000	142,000	1,957,000	16,000
Construction	—	—	—	—	—
Home equity line of credit	23,000	23,000	—	8,000	—
Consumer	—	—	—	—	—
	$4,393,000	$4,473,000	$900,000	$4,139,000	$31,000
Total
Commercial
Real estate	$3,201,000	$3,563,000	$174,000	$3,147,000	$26,000
Construction	770,000	770,000	21,000	770,000	6,000
Other	2,220,000	2,293,000	563,000	2,179,000	5,000
Municipal	—	—	—	—	—
Residential
Term	9,267,000	10,529,000	142,000	9,141,000	51,000
Construction	—	—	—	—	—
Home equity line of credit	875,000	951,000	—	880,000	—
Consumer	7,000	7,000	—	7,000	—
	$16,340,000	$18,113,000	$900,000	$16,124,000	$88,000

Troubled Debt Restructured
A "TDR" constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender; and
•The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of March 31, 2022, the Company had 56 loans with a balance of $7,790,000 that have been classified as TDRs. This compares to 60 loans with a balance of $8,341,000 and 73 loans with a balance of $11,306,000 classified as TDRs as of December 31, 2021 and March 31, 2021, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of March 31, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$1,212,000	$42,000
Construction	1	661,000	13,000
Other	5	735,000	326,000
Municipal	—	—	—
Residential
Term	41	5,181,000	118,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	1,000	—
	56	$7,790,000	$499,000
The following table shows TDRs by class and the specific reserve as of December 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$1,227,000	$42,000
Construction	1	661,000	16,000
Other	5	765,000	337,000
Municipal	—	—	—
Residential
Term	45	5,686,000	137,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	2,000	—
	60	$8,341,000	$532,000

The following table shows TDRs by class and the specific reserve as of March 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	13	$2,525,000	$174,000
Construction	1	681,000	21,000
Other	7	964,000	358,000
Municipal	—	—	—
Residential
Term	49	6,947,000	142,000
Construction	—	—	—
Home equity line of credit	2	182,000	—
Consumer	1	7,000	—
	73	$11,306,000	$695,000
As of March 31, 2022, five of the loans classified as TDRs with a total balance of $380,000 were more than 30 days past due. Of these loans, one had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	2	190,000	—
Municipal	—	—	—
Residential
Term	3	190,000	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	5	$380,000	$—

As of March 31, 2021, 11 of the loans classified as TDRs with a total balance of $1,017,000 were more than 30 days past due. Of these loans, none had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	2	$72,000	$72,000
Construction	—	—
Other	4	419,000	92,000
Municipal	—	—
Residential
Term	4	366,000	—
Construction	—	—	—
Home equity line of credit	1	160,000	—
Consumer	—	—	—
	11	$1,017,000	$164,000

For the three months ended March 31, 2022, no loans were placed on TDR status.

For the three months ended March 31, 2021, one loan was placed on TDR status. The following table shows this TDR by class and associated specific reserves included in the allowance for loan losses as of March 31, 2021:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	1	262,000	262,000	262,000
Municipal	—	—	—	—
Residential
Term	—	—	—	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	1	$262,000	$262,000	$262,000

As of March 31, 2022, Management is aware of eight loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $938,000. There were also 17 loans with an outstanding balance of $1,586,000 that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of March 31, 2022, there were six mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $714,000. This compares to 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,067,000 as of March 31, 2021.

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

A breakdown of the allowance for loan losses as of March 31, 2022, December 31, 2021, and March 31, 2021, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2022	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$42,000	$824,000	$4,503,000	$—	$5,369,000
Construction	13,000	143,000	783,000	—	939,000
Other	532,000	375,000	2,049,000	—	2,956,000
Municipal	—	—	156,000	—	156,000
Residential
Term	118,000	167,000	2,363,000	—	2,648,000
Construction	—	11,000	150,000	—	161,000
Home equity line of credit	7,000	103,000	829,000	—	939,000
Consumer	—	255,000	611,000	—	866,000
Unallocated	—	—	—	1,732,000	1,732,000
	$712,000	$1,878,000	$11,444,000	$1,732,000	$15,766,000

As of December 31, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$42,000	$831,000	$4,494,000	$—	$5,367,000
Construction	16,000	114,000	616,000	—	746,000
Other	381,000	382,000	2,067,000	—	2,830,000
Municipal	—	—	157,000	—	157,000
Residential
Term	137,000	175,000	2,421,000	—	2,733,000
Construction	—	10,000	138,000	—	148,000
Home equity line of credit	—	101,000	824,000	—	925,000
Consumer	—	243,000	590,000	—	833,000
Unallocated	—	—	—	1,782,000	1,782,000
	$576,000	$1,856,000	$11,307,000	$1,782,000	$15,521,000

As of March 31, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$174,000	$797,000	$4,770,000	$—	$5,741,000
Construction	21,000	90,000	538,000	—	649,000
Other	563,000	503,000	3,014,000	—	4,080,000
Municipal	—	—	185,000	—	185,000
Residential
Term	142,000	259,000	2,561,000	—	2,962,000
Construction	—	12,000	119,000	—	131,000
Home equity line of credit	—	130,000	817,000	—	947,000
Consumer	—	285,000	587,000	—	872,000
Unallocated	—	—	—	1,027,000	1,027,000
	$900,000	$2,076,000	$12,591,000	$1,027,000	$16,594,000
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
The qualitative portion of the allowance for loan losses was 0.67% of related loans as of March 31, 2022, compared to 0.69% of related loans as of December 31, 2021. The qualitative portion increased $137,000 between December 31, 2021 and March 31, 2022 due to a mix of factors. These factors included changes in various macroeconomic measures used in the qualitative model, volume changes in certain portfolio segments, ongoing analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications.
The unallocated component of the allowance totaled $1,732,000 at March 31, 2022, or 11.0% of the total reserve. This compares to $1,782,000 or 11.5% as of December 31, 2021. Maintenance of an unallocated component reflects general imprecision related to portfolio growth along with lingering uncertainty regarding the potential impacts of COVID-19 on the loan portfolio.
The allowance for loan losses as a percent of total loans stood at 0.92% as of March 31, 2022, 0.94% at December 31, 2021 and 1.09% as of March 31, 2021.
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
Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects, or tax anticipation notes. All municipal loans are considered either general obligations of the municipality and are collateralized by the taxing ability of the municipality for repayment of debt.
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
Construction, land, and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 58.7% of Bank capital are below the regulatory guidance limit of 100.0% of capital at March 31, 2022. Construction loans and non-owner-occupied commercial real estate loans are at 211.8% of total Bank capital, below the regulatory limit of 300.0% of capital at March 31, 2022.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2022:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,184,000	$—	$2,184,000
2 Above Average	6,833,000	163,000	8,681,000	49,024,000	64,701,000
3 Satisfactory	116,850,000	2,507,000	44,448,000	343,000	164,148,000
4 Average	371,975,000	68,617,000	172,243,000	1,500,000	614,335,000
5 Watch	87,503,000	31,695,000	37,959,000	—	157,157,000
6 OAEM	4,339,000	—	153,000	—	4,492,000
7 Substandard	801,000	—	1,998,000	—	2,799,000
8 Doubtful	—	—	—	—	—
Total	$588,301,000	$102,982,000	$267,666,000	$50,867,000	$1,009,816,000

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2021:

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2022.

The following table presents allowance for loan losses activity by class for the three months ended March 31, 2022, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2022:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2022
Beginning balance	$5,367,000	$746,000	$2,830,000	$157,000	$2,733,000	$148,000	$925,000	$833,000	$1,782,000	$15,521,000
Charge offs	—	—	1,000	—	—	—	29,000	217,000	—	247,000
Recoveries	16,000	—	1,000	—	8,000	—	1,000	16,000	—	42,000
Provision (credit)	(14,000)	193,000	126,000	(1,000)	(93,000)	13,000	42,000	234,000	(50,000)	450,000
Ending balance	$5,369,000	$939,000	$2,956,000	$156,000	$2,648,000	$161,000	$939,000	$866,000	$1,732,000	$15,766,000
Allowance for loan losses as of March 31, 2022
Ending balance specifically evaluated for impairment	$42,000	$13,000	$532,000	$—	$118,000	$—	$7,000	$—	$—	$712,000
Ending balance collectively evaluated for impairment	$5,327,000	$926,000	$2,424,000	$156,000	$2,530,000	$161,000	$932,000	$866,000	$1,732,000	$15,054,000
Related loan balances as of March 31, 2022
Ending balance	$588,301,000	$102,982,000	$267,666,000	$50,867,000	$566,320,000	$36,272,000	$72,863,000	$22,077,000	$—	$1,707,348,000
Ending balance specifically evaluated for impairment	$1,775,000	$688,000	$1,233,000	$—	$7,266,000	$—	$291,000	$1,000	$—	$11,254,000
Ending balance collectively evaluated for impairment	$586,526,000	$102,294,000	$266,433,000	$50,867,000	$559,054,000	$36,272,000	$72,572,000	$22,076,000	$—	$1,696,094,000

The following table presents allowance for loan losses activity by class for the year ended December 31, 2021 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2021:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2021
Beginning balance	$5,178,000	$662,000	$3,438,000	$171,000	$2,579,000	$102,000	$1,211,000	$778,000	$2,134,000	$16,253,000
Charge offs	106,000	—	288,000	—	42,000	—	—	312,000	—	748,000
Recoveries	95,000	—	84,000	—	66,000	—	61,000	85,000	—	391,000
Provision (credit)	200,000	84,000	(404,000)	(14,000)	130,000	46,000	(347,000)	282,000	(352,000)	(375,000)
Ending balance	$5,367,000	$746,000	$2,830,000	$157,000	$2,733,000	$148,000	$925,000	$833,000	$1,782,000	$15,521,000
Allowance for loan losses as of December 31, 2021
Ending balance specifically evaluated for impairment	$42,000	$16,000	$381,000	$—	$137,000	$—	$—	$—	$—	$576,000
Ending balance collectively evaluated for impairment	$5,325,000	$730,000	$2,449,000	$157,000	$2,596,000	$148,000	$925,000	$833,000	$1,782,000	$14,945,000
Related loan balances as of December 31, 2021
Ending balance	$576,198,000	$79,365,000	$264,570,000	$48,362,000	$550,783,000	$31,763,000	$73,632,000	$22,976,000	$—	$1,647,649,000
Ending balance specifically evaluated for impairment	$1,428,000	$689,000	$1,303,000	$—	$8,173,000	$—	$457,000	$2,000	$—	$12,052,000
Ending balance collectively evaluated for impairment	$574,770,000	$78,676,000	$263,267,000	$48,362,000	$542,610,000	$31,763,000	$73,175,000	$22,974,000	$—	$1,635,597,000

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
As of March 31, 2022, 184,487 shares of restricted stock had been granted under the 2010 Plan and 67,684 shares under the 2020 Plan, of which 80,527 shares remain restricted as of March 31, 2022 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2018	5.0	6,184	0.8
2020	3.0	20,342	0.8
2021	3.0	27,172	1.8
2022	1.0	2,000	0.8
2022	3.0	24,829	2.8
		80,527	1.8
The compensation cost related to these non-vested restricted stock grants is $2,281,000 and is recognized over the vesting terms of each grant. In the three months ended March 31, 2022, $217,000 of expense was recognized for these restricted shares, leaving $1,350,000 in unrecognized expense as of March 31, 2022. In the three months ended March 31, 2021, $288,000 of expense was recognized for restricted shares, leaving $1,252,000 in unrecognized expense as of March 31, 2021.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $199,000 and $182,000 for the three months ended March 31, 2022 and 2021, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2022 and 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2022
Net income as reported	$9,705,000
Basic EPS: Income available to common shareholders	9,705,000	10,931,863	$0.89
Effect of dilutive securities: restricted stock		94,844
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,705,000	11,026,707	$0.88
For the three months ended March 31, 2021
Net income as reported	$8,922,000
Basic EPS: Income available to common shareholders	8,922,000	10,888,133	$0.82
Effect of dilutive securities: restricted stock		85,679
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,922,000	10,973,812	$0.81

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Prior to 2020 and subject to a vote of the Board of Directors, the Bank could also make a discretionary contribution to the Plan. The Company adopted the safe harbor form of 401(k) plan in 2020 and made a 3.0% safe harbor contribution to the plan in 2021 and 2020. The expense related to the 401(k) plan was $324,000 and $217,000 for the three months ended March 31, 2022 and 2021, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $77,000 and $42,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the associated accrued liability included in other liabilities in the balance sheet was $2,877,000 compared to $2,872,000 and $2,961,000 at December 31, 2021 and March 31, 2021, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$1,353,000	$1,523,000
Interest cost	8,000	7,000
Benefits paid	(22,000)	(24,000)
Benefit obligation at end of period	$1,339,000	$1,506,000
Funded status
Benefit obligation at end of period	$(1,339,000)	$(1,506,000)
Unamortized gain	(133,000)	(35,000)
Accrued benefit cost at end of period	$(1,472,000)	$(1,541,000)
The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2022	2021
Components of net periodic benefit cost
Interest cost	$8,000	$7,000
Net periodic benefit cost	$8,000	$7,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	March 31, 2022	December 31, 2021	March 31, 2021
Unamortized net actuarial gain	$133,000	$133,000	$35,000
Deferred tax expense	(28,000)	(28,000)	(7,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$105,000	$105,000	$28,000
A weighted average discount rate of 2.00% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.00%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2022 are $87,000. Plan expense for 2022 is estimated to be $33,000. A 1.00% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost, and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
	2022	2021
Balance at beginning of period	$(1,718,000)	$5,009,000
Unrealized losses arising during the period	(23,217,000)	(5,945,000)
Reclassification of net realized gains during the period	(2,000)	(119,000)
Related deferred taxes	4,876,000	1,274,000
Net change	(18,343,000)	(4,790,000)
Balance at end of period	$(20,061,000)	$219,000
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
	2022	2021
Balance at beginning of period	$(87,000)	$(133,000)
Amortization of net unrealized gains	12,000	11,000
Related deferred taxes	(3,000)	(2,000)
Net change	9,000	9,000
Balance at end of period	$(78,000)	$(124,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
	2022	2021
Balance at beginning of period	$—	$(4,932,000)
Unrealized gains on cash flow hedging derivatives arising during the period	—	4,390,000
Related deferred taxes	—	(921,000)
Net change	—	3,469,000
Balance at end of period	$—	$(1,463,000)
There was no activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

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
The Bank recognizes its derivative instruments in the consolidated balance sheet at fair value.  On the date the derivative instrument is entered into, the Bank designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Bank formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Bank also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income (loss). Any ineffective portion is recorded in earnings. The Bank discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

The details of the interest rate swap agreements are as follows:

					March 31, 2022		December 31, 2021		March 31, 2021
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
06/28/2016	06/28/2021	1-Month USD Libor	0.940%	Other Liabilities	$—	$—	$—	$—	$30,000,000	$(61,000)
06/27/2016	06/27/2021	1-Month USD Libor	0.893%	Other Liabilities	—	—	—	—	20,000,000	(38,000)
08/02/2019	08/02/2024	1-Month USD Libor	1.590%	Other Liabilities	—	—	—	—	12,500,000	(458,000)
08/05/2019	08/05/2024	1-Month USD Libor	1.420%	Other Liabilities	—	—	—	—	12,500,000	(387,000)
02/12/2020	02/12/2023	3-Month USD Libor	1.486%	Other Liabilities	—	—	—	—	25,000,000	(580,000)
02/12/2020	02/12/2024	3-Month USD Libor	1.477%	Other Liabilities	—	—	—	—	25,000,000	(735,000)
06/28/2021	06/28/2026	1-Month USD Libor	1.158%	Other Liabilities	—	—	—	—	50,000,000	(352,000)
03/13/2020	03/13/2025	3-Month USD Libor	0.855%	Other Liabilities	—	—	—	—	25,000,000	(99,000)
03/13/2020	03/13/2030	3-Month USD Libor	1.029%	Other Assets	—	—	—	—	20,000,000	1,071,000
04/07/2020	04/07/2023	3-Month USD Libor	0.599%	Other Liabilities	—	—	—	—	20,000,000	(129,000)
04/07/2020	04/07/2024	3-Month USD Libor	0.643%	Other Liabilities	—	—	—	—	20,000,000	(84,000)
					$—	$—	$—	$—	$260,000,000	$(1,852,000)

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

At March 31, 2022, there were six customer loan swap arrangements in place, detailed below:

		March 31, 2022			December 31, 2021			March 31, 2021
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	5	$26,864,000	$2,099,000	3	$15,765,000	$789,000	3	$16,797,000	$1,272,000
Pay Fixed, Receive Variable	Other Liabilities	1	12,310,000	(566,000)	3	24,604,000	(1,802,000)	3	25,059,000	(1,334,000)
		6	39,174,000	1,533,000	6	40,369,000	(1,013,000)	6	41,856,000	(62,000)
Receive Fixed, Pay Variable	Other Assets	1	12,310,000	566,000	3	24,604,000	1,802,000	3	25,059,000	1,334,000
Receive Fixed, Pay Variable	Other Liabilities	5	26,864,000	(2,099,000)	3	15,765,000	(789,000)	3	16,797,000	(1,272,000)
		6	39,174,000	(1,533,000)	6	40,369,000	1,013,000	6	41,856,000	62,000
Total		12	$78,348,000	$—	12	$80,738,000	$—	12	$83,712,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At March 31, 2022, there was no collateral posted on its swap contracts or required amount to be pledged.
Cessation of LIBOR
The Company is aware that 1) certain tenors of US Dollar ("USD") denominated London Interbank Offering Rate ("LIBOR") indices will no longer be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee ("ARRC") to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate ("SOFR") as a replacement for LIBOR. The International Swap and Derivatives Association ("ISDA"), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the interest rate swap contracts the Company has in place as of March 31, 2022 is tied to a LIBOR tenor expected to be published until June 2023. The six customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts and designate a replacement reference rate index will be undertaken in late 2022.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2022, the prepayment assumption using the PSA model was 169, which translates into an anticipated prepayment rate of 8.11%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

For the three months ended March 31, 2022 and 2021, servicing rights capitalized totaled $169,000 and $328,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2022 and 2021 were $183,000 and $151,000, respectively. The fair value of servicing rights was $3,435,000, $3,041,000, and $2,608,000 at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The Bank serviced loans for others totaling $357,494,000, $356,522,000, and $335,938,000 at March 31, 2022, December 31, 2021, and March 31, 2021, respectively.
The Bank recorded an impairment reserve as of March 31, 2022, 2021 and December 31, 2021 for strata with a fair value lower than cost. Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2022	December 31, 2021	March 31, 2021
Mortgage servicing rights	$8,511,000	$8,341,000	$7,627,000
Accumulated amortization	(5,827,000)	(5,644,000)	(5,136,000)
Amortized cost	2,684,000	2,697,000	2,491,000
Impairment reserve	(8,000)	(26,000)	(92,000)
Carrying value	$2,676,000	$2,671,000	$2,399,000
Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2019 through 2021.

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2022 and 2021, and at December 31, 2021:

	March 31, 2022	December 31, 2021	March 31, 2021
Certificates of deposit < $100,000	$225,304,000	$252,568,000	$230,290,000
Certificates $100,000 to $250,000	329,790,000	258,211,000	343,805,000
Certificates $250,000 and over	54,853,000	55,426,000	60,235,000
	$609,947,000	$566,205,000	$634,330,000
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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2022 and 2021, and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022, December 31, 2021 and March 31, 2021.

	At March 31, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$22,658,000	$—	$22,658,000
Mortgage-backed securities	—	252,184,000	—	252,184,000
State and political subdivisions	—	33,833,000	—	33,833,000
Asset-backed securities	—	4,340,000	—	4,340,000
Total securities available for sale	—	313,015,000	—	313,015,000
Customer loan interest swap agreements	—	2,665,000	—	2,665,000
Total assets	$—	$315,680,000	$—	$315,680,000

	At March 31, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$2,665,000	$—	$2,665,000
Total liabilities	$—	$2,665,000	$—	$2,665,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,899,000	$—	$21,899,000
Mortgage-backed securities	—	254,900,000	—	254,900,000
State and political subdivisions	—	39,122,000	—	39,122,000
Asset-backed securities	—	4,645,000	—	4,645,000
Total securities available for sale	—	320,566,000	—	320,566,000
Customer loan interest swap agreements	—	2,591,000	—	2,591,000
Total assets	$—	$323,157,000	$—	$323,157,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$2,591,000	$—	$2,591,000
Total liabilities	$—	$2,591,000	$—	$2,591,000

	At March 31, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,485,000	$—	$21,485,000
Mortgage-backed securities	—	227,914,000	—	227,914,000
State and political subdivisions	—	37,558,000	—	37,558,000
Asset-backed securities	—	7,580,000	—	7,580,000
Total securities available for sale	—	294,537,000	—	294,537,000
Interest rate swap agreements	—	1,071,000	—	1,071,000
Customer loan interest swap agreements	—	2,606,000	—	2,606,000
Total interest swap agreements	—	3,677,000	—	3,677,000
Total assets	$—	$298,214,000	$—	$298,214,000

	At March 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,923,000	$—	$2,923,000
Customer loan interest swap agreements	—	2,606,000	—	2,606,000
Total liabilities	$—	$5,529,000	$—	$5,529,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $8,000 at March 31, 2022, $26,000 at December 31, 2021 and $92,000 at March 31, 2021. Other real estate owned is presented net of an allowance of 45,000 at March 31, 2021. The Company had no other real estate owned or related allowance at March 31, 2022 and December 31, 2021. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures.

Impaired loans below are presented net of specific allowances of $417,000, $441,000 and $641,000 at March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

	At March 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,435,000	$—	$3,435,000
Impaired loans	—	200,000	—	200,000
Total assets	$—	$3,635,000	$—	$3,635,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,041,000	$—	$3,041,000
Impaired loans	—	224,000	—	224,000
Total assets	$—	$3,265,000	$—	$3,265,000

	At March 31, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,608,000	$—	$2,608,000
Other real estate owned	—	401,000	—	401,000
Impaired loans	—	234,000	—	234,000
Total assets	$—	$3,243,000	$—	$3,243,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2022 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$377,183,000	$353,191,000	$—	$353,191,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	582,270,000	580,407,000	—	—	580,407,000
Construction	101,927,000	101,601,000	—	—	101,601,000
Other	264,345,000	263,502,000	—	5,000	263,497,000
Municipal	50,692,000	51,015,000	—	—	51,015,000
Residential
Term	563,745,000	547,611,000	—	102,000	547,509,000
Construction	36,091,000	34,873,000	—	—	34,873,000
Home equity line of credit	71,808,000	70,029,000	—	93,000	69,936,000
Consumer	21,104,000	19,493,000	—	—	19,493,000
Total loans	1,691,982,000	1,668,531,000	—	200,000	1,668,331,000
Mortgage servicing rights	2,676,000	3,435,000	—	3,435,000	—
Financial liabilities
Local certificates of deposit	$229,055,000	$223,383,000	$—	$223,383,000	$—
National certificates of deposit	380,892,000	377,302,000	—	377,302,000	—
Total certificates of deposits	609,947,000	600,685,000	—	600,685,000	—
Repurchase agreements	78,623,000	72,990,000	—	72,990,000	—
Federal Home Loan Bank advances	55,089,000	55,399,000	—	55,399,000	—
Total borrowed funds	133,712,000	128,389,000	—	128,389,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2021 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$370,040,000	$375,327,000	$—	$375,327,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	570,134,000	570,187,000	—	—	570,187,000
Construction	78,522,000	78,529,000	—	—	78,529,000
Other	261,373,000	261,759,000	—	5,000	261,754,000
Municipal	48,185,000	48,634,000	—	—	48,634,000
Residential
Term	548,530,000	553,098,000	—	219,000	552,879,000
Construction	31,596,000	31,966,000	—	—	31,966,000
Home equity line of credit	72,587,000	72,381,000	—	—	72,381,000
Consumer	22,035,000	20,591,000	—	—	20,591,000
Total loans	1,632,962,000	1,637,145,000	—	224,000	1,636,921,000
Mortgage servicing rights	2,671,000	3,041,000	—	3,041,000	—
Financial liabilities
Local certificates of deposit	$232,724,000	$231,265,000	$—	$231,265,000	$—
National certificates of deposit	333,481,000	337,025,000	—	337,025,000	—
Total deposits	566,205,000	568,290,000	—	568,290,000	—
Repurchase agreements	81,251,000	79,065,000	—	79,065,000	—
Federal Home Loan Bank advances	55,091,000	55,998,000	—	55,998,000	—
Total borrowed funds	136,342,000	135,063,000	—	135,063,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2021 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$385,352,000	$388,836,000	$—	$388,836,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	463,854,000	459,158,000	—	—	459,158,000
Construction	52,702,000	52,168,000	—	—	52,168,000
Other	293,139,000	289,541,000	—	50,000	289,491,000
Municipal	49,279,000	48,698,000	—	—	48,698,000
Residential
Term	520,682,000	526,134,000	—	184,000	525,950,000
Construction	24,656,000	25,028,000	—	—	25,028,000
Home equity line of credit	76,201,000	74,813,000	—	—	74,813,000
Consumer	23,187,000	21,304,000	—	—	21,304,000
Total loans	1,503,700,000	1,496,844,000	—	234,000	1,496,610,000
Mortgage servicing rights	2,399,000	2,608,000	—	2,608,000	—
Financial liabilities
Local certificates of deposit	$246,976,000	$249,458,000	$—	$249,458,000	$—
National certificates of deposit	387,354,000	359,899,000	—	359,899,000	—
Total certificates of deposits	634,330,000	609,357,000	—	609,357,000	—
Repurchase agreements	71,952,000	70,105,000	—	70,105,000	—
Federal Home Loan Bank advances	157,696,000	159,184,000	—	159,184,000	—
Total borrowed funds	229,648,000	229,289,000	—	229,289,000	—

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

In March 2022, the FASB issued ASU No. 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. This ASU expands upon hedge accounting concepts introduced in ASU 2017-12 by allowing multiple hedged layers to be designated for a single closed portfolio of financial assets which may allow a greater proportion of interest rate risk inherent in the assets to be hedged. The last of layer method outlined in ASU 2017-12 is renamed the portfolio layer method in ASU 2022-01. ASU 2022-01 also allows, upon adoption, the reclassification of debt securities classified as held to maturity to the available for sale category provided the reclassification takes place within thirty days of adoption and the same debt securities are included in a portfolio layer method hedge within the thirty day period. ASU 2022-01 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted for entities, such as the Company, that have adopted ASU 2017-12. This ASU is not expected to have a material impact on the consolidated financial statements of the Company.

Also in March 2022, the FASB issued ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The ASU eliminates the current guidance in ASC Subtopic 310-40 regarding troubled debt restructures in its entirety. After adoption, loan modifications will be determined to be a new loan or a continuation of an existing loan in accordance with current ASC guidance. Disclosure will consist of information on modifications to debtors experiencing financial difficulty that were in the form of principal forgiveness, an interest rate reduction, an other than insignificant payment delay, a term extension, or any combination of the foregoing. The ASU will also require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. This ASU is not expected to have a material impact on the consolidated financial statements of the Company.

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, uncertainties with respect to the nature, the extent and the duration of the COVID-19 pandemic and its consequences (including in our market areas or affecting our customers such as protracted adverse effects on the tourism and hospitality industries), and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC, may result in these differences, as well as the "Risk Factors" in Part II, Item 1A listed below. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

Risks and Uncertainties. As of March 31, 2022, local and state governments in the US have eased most restrictions imposed to curtail the spread of the global pandemic, COVID-19, however, limitations in some sectors remain in place and are expected to remain in place in some form subsequent to March 31, 2022. There continues to be uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any further government actions to mitigate them. Accordingly, while management has considered the effect of the pandemic on collectability of loans receivable and other business impacts, it is possible that this matter may have a further financial impact on the Company's financial position and results of future operations, such potential impact of which cannot be reasonably estimated.

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
In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total which, as adjusted, increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2022 and 2021.

	For the quarter ended
Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Net interest income as presented	$18,620	$17,696	$15,873
Effect of tax-exempt income	557	563	597
Net interest income, tax equivalent	$19,177	$18,259	$16,470
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the quarter ended
Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Non-interest expense, as presented	$10,650	$12,846	$9,874
Net interest income, as presented	18,620	17,696	15,873
Effect of tax-exempt interest income	557	563	597
Non-interest income, as presented	4,232	4,799	5,298
Effect of non-interest tax-exempt income	42	44	41
Net securities gains	(2)	(1)	(119)
Adjusted net interest income plus non-interest income	$23,449	$23,101	$21,690
Non-GAAP efficiency ratio	45.42%	55.61%	45.52%
GAAP efficiency ratio	46.60%	57.11%	46.64%
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
The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the quarter ended
Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Average shareholders' equity as presented	$246,635	$244,874	$228,276
Less average intangible assets	(30,919)	(30,994)	(30,989)
Average tangible shareholders' common equity	$215,716	$213,880	$197,287

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the quarter ended
Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Net Income, as presented	$9,705	$9,546	$8,922
Add: provision (credit) for loan losses	450	(1,950)	525
Add: income taxes expense	2,047	2,053	1,850
Pre-tax, pre-provision net income	$12,202	$9,649	$11,297

Executive Summary
Net income for the three months ended March 31, 2022 was $9.7 million, up $783,000 or 8.8% from the same period in 2021. Earnings per common share on a fully diluted basis were $0.88 for the three months ended March 31, 2022, up $0.07 or 8.6% from the $0.81 posted for the same period in 2021.
The Company posted a record earnings quarter during the first quarter of 2022. Earning asset growth, in particular high-quality loan growth, continues to be a key performance driver. Higher interest income from both the loan and investment portfolios, combined with lower funding costs, led to increased net interest income. Based upon the strength of the Company's earnings, dividends totaling 32 cents per share have been declared year-to-date, representing a payout to our shareholders of 35.96% of basic earnings per share for the period.
Net interest income on a tax-equivalent basis was up $2.71 million or 16.4% in the three months ended March 31, 2022 compared to the same period in 2021. This increase is attributable primarily to growth in earning assets and reduced funding costs. The tax equivalent net interest margin for the three months ended March 31, 2022, was 3.24%, up from 2.99% for the same period in 2021.
Non-interest income for the three months ended March 31, 2022 was $4.2 million, down $1.1 million or 20.1%, from the three months ended March 31, 2021. Revenue at First National Wealth Management increased $132,000 or 12.4% over the same period, debit card revenue was up $177,000 or 14.1%, while mortgage banking revenue decreased $1.5 million or 74.7%. Net gains on sales of securities for the three months ended March 31, 2022 were down $117,000, or 98.3% from the prior year period.
Non-interest expense for the three months ended March 31, 2022 was $10.7 million, up $776,000 or 7.9% from the three months ended March 31, 2021. Salaries and employee benefits increased while other operating expense decreased over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.20% of total assets as of March 31, 2022, down from 0.30% of total assets as of March 31, 2021 and 0.23% as of December 31, 2021. Total past-due loans were 0.25% of total loans as of March 31, 2022, down slightly from 0.26% of total loans as of December 31, 2021 and 0.37% as of March 31, 2021.
The provision for loan losses for the first three months of 2022 was $450,000, down from the $525,000 provisioned in the same period in 2021. The Company continues to view it prudent to consider the uncertainties brought about by COVID-19 and the potential impact to borrowers in its provision analysis. Net loan chargeoffs for the three months ended March 31, 2022 were $205,000 or 0.05% of average loans on an annualized basis. This was up slightly from net chargeoffs of $184,000 for the three months ended March 31, 2021. The allowance for loan losses increased $245,000 between December 31, 2021 and March 31, 2022, and now stands at 0.92% of loans outstanding as of March 31, 2022, down from 0.94% at December 31, 2021 and 1.09% at March 31, 2021.
The Company's balance sheet continued to expand in the first three months of 2022 as total assets increased $21.5 million or 0.9% year-to-date. The loan portfolio increased $59.7 million or 3.6% in the three months ended March 31, 2022 and $190.6 million or 12.6% from a year ago. Loan growth in the first three months of 2022 was centered in commercial real estate and construction loans, up $35.7 million, and other commercial loans, up $3.1 million. Other commercial loans include PPP loan balances of $2.6 million, a decrease of $19.5 million since December 31, 2021. The investment portfolio decreased $371,000 year-to-date and increased $5.6 million or 0.8% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $1.2 million or 0.1% year-to-date, with a modest decrease in checking account balances being offset by increases in NOW and savings balances. Year-over-year, low-cost deposits have increased $208.1 million or 18.2%. Local certificates of deposit ("CDs") decreased $3.7 million and wholesale CDs increased $47.4 million year-to-date.
Remaining well capitalized is a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 14.08% as of March 31, 2022, solidly above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios were strong in the first three months of 2022, with a return on average tangible common equity of 18.25% for the three months ended March 31, 2022 compared to 18.34% for the same period in 2021. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 45.42% for the three months ended March 31, 2022 compared to 45.52% for the same period in 2021.

Net Interest Income
Total interest income of $20.5 million for the three months ended March 31, 2022 was an increase of $1.6 million or 8.3% compared to total interest income of $19.0 million for the same period of 2021, with growth in earning assets responsible for the increase. Total interest expense of $1.9 million for the three months ended March 31, 2022 was a decrease of $1.2 million or 37.9% compared to total interest expense for the three months ended March 31, 2021. As a result, net interest income of $18.6 million for the three months ended March 31, 2022 was an increase of $2.7 million or 17.3% compared to net interest income of $15.9 million for the same period ended March 31, 2021. The Company's net interest margin on a tax-equivalent basis for the three months ended March 31, 2022 was 3.24%, up from 2.99% for the first three months of 2021. Tax-exempt interest income amounted to $2.1 million for the three months ended March 31, 2022 compared to $2.2 million for the three months ended March 31, 2021.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2022 and 2021. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the three months ended
	March 31, 2022		March 31, 2021
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$9	0.15%	$12	0.10%
Investments	4,391	2.56%	4,342	2.55%
Loans held for sale	5	1.78%	19	1.75%
Loans	16,685	4.04%	15,177	4.13%
Total interest income	21,090	3.57%	19,550	3.55%
Interest expense
Deposits	1,625	0.37%	2,198	0.56%
Other borrowings	288	0.86%	882	1.52%
Total interest expense	1,913	0.40%	3,080	0.68%
Net interest income	$19,177		$16,470
Interest rate spread		3.17%		2.87%
Net interest margin		3.24%		2.99%

Interest income includes $1.1 million in net origination fees recognized during the first three months of 2022, attributable to PPP loans; as of March 31, 2022, net unrecognized PPP origination fees totaled $137,000. Interest income in the first three months of 2021 included a net $1.2 million in origination fees recognized on PPP loans; as of March 31, 2021 net unrecognized PPP origination fees totaled $3.3 million.
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2022 compared to 2021. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the three months ended March 31, 2022 compared to 2021
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(6)	$6	$(3)	$(3)
Investment securities	38	11	—	49
Loans held for sale	(14)	—	—	(14)
Loans	1,901	(349)	(44)	1,508
Change in interest income	1,919	(332)	(47)	1,540
Interest expense
Deposits	255	(742)	(86)	(573)
Other borrowings	(374)	(382)	162	(594)
Change in interest expense	(119)	(1,124)	76	(1,167)
Change in net interest income	$2,038	$792	$(123)	$2,707
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2022 and 2021.

	For the three months ended
Dollars in thousands	March 31, 2022	March 31, 2021
Assets
Cash and cash equivalents	$22,285	$23,344
Interest-bearing deposits in other banks	23,650	46,659
Securities available for sale (includes tax exempt securities of $34,879 and $36,829 at March 31, 2022 and 2021, respectively)	319,805	303,063
Securities to be held to maturity (included tax exempt securities of $250,145 and $247,432 at March 31, 2022 and 2021, respectively)	371,771	377,518
Restricted equity securities, at cost	5,385	10,335
Loans held for sale	1,140	4,414
Loans	1,675,245	1,488,760
Allowance for loan losses	(15,557)	(16,411)
Net loans	1,659,688	1,472,349
Accrued interest receivable	8,857	9,772
Premises and equipment	28,948	27,382
Other real estate owned	—	590
Goodwill	30,646	30,647
Other assets	45,445	48,245
Total Assets	$2,517,620	$2,354,318

Liabilities & Shareholders' Equity
Demand deposits	$328,870	$260,640
NOW deposits	657,007	521,480
Money market deposits	200,791	161,963
Savings deposits	366,628	315,008
Certificates of deposit	566,042	606,070
Total deposits	2,119,338	1,865,161
Borrowed funds – short term	80,722	180,692
Borrowed funds – long term	55,089	55,096
Dividends payable	782	944
Other liabilities	15,054	24,149
Total Liabilities	2,270,985	2,126,042
Shareholders' Equity:
Common stock	110	110
Additional paid-in capital	66,959	65,414
Retained earnings	186,297	163,262
Net unrealized gain (loss) on securities available for sale	(6,749)	3,399
Net unrealized loss on securities transferred from available for sale to held to maturity	(87)	(130)
Net unrealized loss on cash flow hedging derivative instruments	—	(3,807)
Net unrealized gain on postretirement benefit costs	105	28
Total Shareholders' Equity	246,635	228,276
Total Liabilities & Shareholders' Equity	$2,517,620	$2,354,318

Non-Interest Income
Non-interest income of $4.2 million for the three months ended March 31, 2022 is a decrease of $1.1 million compared to the same period in 2021. Revenue at First National Wealth Management increased $132,000 or 12.4% over the same period, debit card revenue was up $177,000 or 14.1%, and service charge revenue was up 29.7%. As expected, mortgage banking revenues continued to trend down from the heights of the past two years, down $1.5 million, or 74.7%. This period-to-period decrease is a reflection of extraordinary results in the first quarter of 2021 and reversion to a more typical outcome.

Non-Interest Expense
Non-interest expense of $10.7 million for the three months ended March 31, 2022 is an increase of 7.9% or $776,000 compared to non-interest expense of $9.9 million for the same period in 2021. Salaries and employee benefits increased while other operating expense decreased over the same period. The Company's non-GAAP efficiency ratio stood at 45.42% for the three months ended March 31, 2022, down from 45.52% for the same period in 2021.

Income Taxes
Income taxes on operating earnings were $2.0 million for the three months ended March 31, 2022, up $197,000 from the same period in 2021.

Investments
The Company's investment portfolio decreased by $371,000 between December 31, 2021 and March 31, 2022. As of March 31, 2022, mortgage-backed securities had a carrying value of $330.3 million and a fair value of $306.5 million. Of this total, securities with a fair value of $73.3 million or 23.9% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $233.2 million or 76.1% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, and corporate bonds or commercial paper with one of the three highest ratings given by a nationally recognized rating agency. The portfolio is currently invested primarily in U.S. Government agency securities, mortgage-backed securities and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $78,000 at March 31, 2022. This compares to $87,000 and $124,000, net of taxes, at December 31, 2021 and March 31, 2021, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2022 and 2021 and December 31, 2021.

Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Securities available for sale
U.S. Government-sponsored agencies	$22,658	$21,899	$21,485
Mortgage-backed securities	252,184	254,900	227,914
State and political subdivisions	33,833	39,122	37,558
Asset-backed securities	4,340	4,645	7,580
	$313,015	$320,566	$294,537
Securities to be held to maturity
U.S. Government-sponsored agencies	$38,100	$35,600	$35,600
Mortgage-backed securities	59,648	60,646	76,365
State and political subdivisions	252,185	250,544	251,137
Corporate securities	27,250	23,250	22,250
	$377,183	$370,040	$385,352
Restricted equity securities
Federal Home Loan Bank Stock	$4,365	$4,328	$9,068
Federal Reserve Bank Stock	1,037	1,037	1,037
	$5,402	$5,365	$10,105
Total securities	$695,600	$695,971	$689,994

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2022. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	2,919	1.83%	—	0.00%
Due in 5 to 10 years	8,847	1.17%	11,500	1.16%
Due after 10 years	10,892	2.00%	26,600	1.92%
Total	22,658	1.65%	38,100	1.69%
Mortgage-Backed Securities
Due in 1 year or less	25	4.50%	—	0.00%
Due in 1 to 5 years	384	2.64%	12	8.39%
Due in 5 to 10 years	4,011	1.54%	159	7.53%
Due after 10 years	247,764	1.83%	59,477	1.56%
Total	252,184	1.83%	59,648	1.58%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,638	4.76%
Due in 1 to 5 years	365	5.06%	6,865	4.19%
Due in 5 to 10 years	2,081	1.72%	36,897	3.56%
Due after 10 years	31,387	3.08%	206,785	2.66%
Total	33,833	3.02%	252,185	2.85%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	4,340	1.43%	—	0.00%
Total	4,340	1.43%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.00%
Due in 1 to 5 years	—	0.00%	6,000	5.22%
Due in 5 to 10 years	—	0.00%	18,500	4.17%
Due after 10 years	—	0.00%	2,000	4.00%
Total	—	0.00%	27,250	4.30%
	$313,015	1.94%	$377,183	2.64%
Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at March 31, 2022 amounted to $51.5 million, or 7.42% of the amortized cost of the total securities portfolio. At December 31, 2021, this amount was $8.4 million, or 1.26% of the amortized cost of total securities portfolio. The position change since 2021 year-end is the result of the significant increase in market interest rates during the period.
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
As of March 31, 2022, the Company had temporarily impaired securities with a fair value of $502.1 million and unrealized losses of $51.5 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $163.0 million as of March 31, 2022, compared with $55.9 million at December 31, 2021. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2022:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$8,266	$(358)	$47,647	$(7,848)	$55,913	$(8,206)
Mortgage-backed securities	174,021	(11,708)	111,954	(12,347)	285,975	(24,055)
State and political subdivisions	141,305	(17,850)	3,405	(1,029)	144,710	(18,879)
Asset-backed securities	4,340	(18)	—	—	4,340	(18)
Corporate Securities	11,151	(349)	—	—	11,151	(349)
	$339,083	$(30,283)	$163,006	$(21,224)	$502,089	$(51,507)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2022, there were $8.2 million unrealized losses on these securities compared to $2.3 million unrealized losses as of December 31, 2021. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at March 31, 2022.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2022, there were $24.1 million of unrealized losses on these securities compared with $5.7 million at December 31, 2021. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2022. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2022, there were $18.9 million of unrealized losses on these securities compared to $390,000 at December 31, 2021. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At March 31, 2022, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2022 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2022.
Asset-backed securities. As of March 31, 2022, there were $18,000 of unrealized losses on these securities compared to none at December 31, 2021. These securities consist of U.S Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at March 31, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2022.
Corporate securities. As of March 31, 2022, there were $349,000 of unrealized losses on these securities compared to $66,000 at December 31, 2021. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2022, all corporate bond issuers were current on contractually obligated interest and principal payments. Management believes that the unrealized losses at March 31, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2022, the Bank's investment in FHLB stock totaled $4.4 million. This compares to $4.3 million as of December 31, 2021 and $9.1 million as of March 31, 2021. FHLB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through March 31, 2022. The Company will continue to monitor its investment in FHLB stock.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2022, the Bank had $400,000 in loans held for sale. This compares to $835,000 loans held for sale at December 31, 2021 and $3.5 million loans held for sale at March 31, 2021. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.

Loans
The loan portfolio increased during the first three months of 2022, with total loans at $1.71 billion at March 31, 2022, up $59.7 million or 3.6% from total loans of $1.65 billion at December 31, 2021. Commercial loans increased $38.8 million or 4.2% between December 31, 2021 and March 31, 2022, municipal loans increased $2.5 million or 5.2%, residential term loans increased $15.5 million, residential construction increased $4.5 million, and home equity lines of credit decreased $769,000. Loans made under the U.S. Small Business Administration's PPP accounted for $2.6 million of commercial loans as of March 31, 2022.
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
Construction loans, both commercial and residential, at 58.7% of Bank capital are well under the regulatory guidance of 100.0% of capital at March 31, 2022. Construction loans and non-owner-occupied commercial real estate loans are at 211.8% of total Bank capital, well under the regulatory guidance of 300.0% of capital at March 31, 2022.
The following table summarizes the loan portfolio, by class, at March 31, 2022 and 2021 and December 31, 2021.

Dollars in thousands	March 31, 2022		December 31, 2021		March 31, 2021
Commercial
Real estate	$588,301	34.5%	$576,198	35.0%	$469,974	31.0%
Construction	102,982	6.0%	79,365	4.8%	53,394	3.5%
Other	267,666	15.7%	264,570	16.1%	297,488	19.6%
Municipal	50,867	3.0%	48,362	2.9%	49,476	3.3%
Residential
Term	566,320	33.1%	550,783	33.4%	520,317	34.3%
Construction	36,272	2.1%	31,763	1.9%	24,796	1.6%
Home equity line of credit	72,863	4.3%	73,632	4.5%	77,210	5.1%
Consumer	22,077	1.3%	22,976	1.4%	24,117	1.6%
Total loans	$1,707,348	100.0%	$1,647,649	100.0%	$1,516,772	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2022.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$1,238	$28,114	$67,422	$491,527	$588,301
Construction	—	5,914	13,559	83,509	102,982
Other	442	103,618	67,812	95,794	267,666
Municipal	—	30,225	7,095	13,547	50,867
Residential
Term	135	7,278	47,952	510,955	566,320
Construction	—	1,089	—	35,183	36,272
Home equity line of credit	1,358	516	336	70,653	72,863
Consumer	5,956	7,444	3,311	5,366	22,077
Total loans	$9,129	$184,198	$207,487	$1,306,534	$1,707,348
The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2022.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$95,102	5.6%	$493,199	28.9%	$588,301	34.5%
Construction	31,678	1.9%	71,304	4.1%	102,982	6.0%
Other	125,478	7.3%	142,188	8.4%	267,666	15.7%
Municipal	50,520	3.0%	347	0.0%	50,867	3.0%
Residential
Term	419,353	24.5%	146,967	8.6%	566,320	33.1%
Construction	28,380	1.6%	7,892	0.5%	36,272	2.1%
Home equity line of credit	320	0.1%	72,543	4.2%	72,863	4.3%
Consumer	14,422	0.9%	7,655	0.4%	22,077	1.3%
Total loans	$765,253	44.9%	$942,095	55.1%	$1,707,348	100.0%

Loan Concentrations
As of March 31, 2022, the Bank had one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $193.4 million, or 11.33% of total loans. As of March 31, 2021, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2022, impaired loans with specific reserves totaled $3.2 million and the amount of such reserves was $712,000. This compares to impaired loans with specific reserves of $3.1 million at December 31, 2021 and the amount of such reserves was $576,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2022 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of March 31, 2022 and 2021 and December 31, 2021. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2022		December 31, 2021		March 31, 2021
Commercial
Real estate	$5,369	34.5%	$5,367	35.0%	$5,741	31.0%
Construction	939	6.0%	746	4.8%	$649	3.5%
Other	2,956	15.7%	2,830	16.1%	$4,080	19.6%
Municipal	156	3.0%	157	2.9%	$185	3.3%
Residential
Term	2,648	33.1%	2,733	33.4%	$2,962	34.3%
Construction	161	2.1%	148	1.9%	$131	1.6%
Home equity line of credit	939	4.3%	925	4.5%	$947	5.1%
Consumer	866	1.3%	833	1.4%	$872	1.6%
Unallocated	1,732	—%	1,782	—%	$1,027	—%
Total	$15,766	100.0%	$15,521	100.0%	$16,594	100.0%

The allowance for loan losses totaled $15.8 million at March 31, 2022, compared to $15.5 million as of December 31, 2021 and $16.6 million as of March 31, 2021. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $136,000 in the first three months of 2022 from $576,000 at December 31, 2021 to $712,000 at March 31, 2022. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $22,000 in the first three months of 2022. The portion of the reserve based on qualitative factors increased $137,000 in the first three months of 2022 due to a mix of factors. These included changes in various macroeconomic measures used in the qualitative model, updated analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications. Unallocated reserves of $1.8 million, or 11.5% of the total reserve at December 31, 2021, decreased to $1.7 million, or 11.0% as of March 31, 2022. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the unallocated portion of the reserve at March 31, 2022 adequately addresses general imprecision related to loan portfolio growth, along with other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance.
A breakdown of the allowance for loan losses as of March 31, 2022, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$42	$824	$4,503	$—	$5,369
Construction	13	143	783	—	939
Other	532	375	2,049	—	2,956
Municipal	—	—	156	—	156
Residential
Term	118	167	2,363	—	2,648
Construction	—	11	150	—	161
Home equity line of credit	7	103	829	—	939
Consumer	—	255	611	—	866
Unallocated	—	—	—	1,732	1,732
	$712	$1,878	$11,444	$1,732	$15,766

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $450,000 for the first three months of 2022 and $525,000 the first three months of 2021. Net charge-offs were $205,000 in the first three months of 2022, up from $184,000 in the first three months of 2021. Our allowance as a percentage of outstanding loans was 0.92% as of March 31, 2022, down slightly from 0.94% as of December 31, 2021, and down from 1.09% as of March 31, 2021.

The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2022 and 2021 and for the year ended December 31, 2021:

Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Balance at the beginning of period	$15,521	$16,253	$16,253
Loans charged off:
Commercial
Real estate	—	106	5
Construction	—	—	—
Other	1	288	142
Municipal	—	—	—
Residential
Term	—	42	29
Construction	—	—	—
Home equity line of credit	29	—	—
Consumer	217	312	103
Total	247	748	279
Recoveries on loans previously charged off
Commercial
Real estate	16	95	65
Construction	—	—	—
Other	1	84	—
Municipal	—	—	—
Residential
Term	8	66	6
Construction	—	—	—
Home equity line of credit	1	61	1
Consumer	16	85	23
Total	42	391	95
Net loans charged off	205	357	184
Provision (credit) for loan losses	450	(375)	525
Balance at end of period	$15,766	$15,521	$16,594
Ratio of net loans charged off to average loans outstanding[1]	0.05%	0.02%	0.05%
Ratio of allowance for loan losses to total loans outstanding	0.92%	0.94%	1.09%
1 Annualized using a 365-day basis for both 2022 and 2021.
In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, including effects of the COVID-19 pandemic.

COVID-19 Impact on Loan Portfolio
First National Bank is a designated SBA preferred lender and has participated in both the 2020 (PPP1) and 2021 (PPP2) rounds of the PPP. Under PPP1, 1,718 loans were granted totaling $97.8 million in funds disbursed to qualified small businesses. The Bank has been actively working with these borrowers to process applications for forgiveness per PPP guidelines; as of March 31, 2022, PPP1 balances had been reduced to $5,000. Under PPP2, 1,263 loans totaling $52.1 million had been granted; as of March 31, 2022, PPP2 balances had been reduced to $2.6 million. It is expected that most of the remaining PPP1 and PPP2 balances will be forgiven or otherwise paid in the second quarter of 2022.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.30% at March 31, 2022 compared to 0.35% at December 31, 2021 and 0.46% at March 31, 2021. The following table shows the distribution of nonperforming loans by class as of March 31, 2022 and 2021 and December 31, 2021:

Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Commercial
Real estate	$604	$242	$748
Construction	27	27	89
Other	1,014	1,068	1,675
Municipal	—	—	—
Residential
Term	3,113	3,808	3,577
Construction	—	—	—
Home equity line of credit	291	457	852
Consumer	—	—	—
Total nonperforming loans	$5,049	$5,602	$6,941
Allowance for loan losses as a percentage of nonperforming loans	312.3%	277.1%	239.1%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2022, loans 90 or more days past due and still accruing interest totaled $46,000, compared to $32,000 at December 31, 2021 and $85,000 at March 31, 2021.

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
As of March 31, 2022, we had 56 loans with a balance of $7.8 million that have been restructured. This compares to 60 loans with a balance of $8.3 million and 73 loans with a balance of $11.3 million classified as TDRs as of December 31, 2021 and March 31, 2021, respectively.
The following table shows the activity in loans classified as TDRs between December 31, 2021 and March 31, 2022:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2021	60	$8,341
Added in 2022	—	—
Loans paid off in 2022	(4)	(444)
Repayments in 2022	—	(107)
Total at March 31, 2022	56	$7,790

As of March 31, 2022, 38 loans with an aggregate balance of $6.2 million were performing under the modified terms, 17 loans with an aggregate balance of $1.6 million were on nonaccrual and one loan with an aggregate balance of $3,000 was more than 30 days past due and accruing. As a percentage of aggregate outstanding balance, 79.60% were performing under the modified terms, 20.36% were on nonaccrual and 0.04% were past due and still accruing.

The performance status of all TDRs as of March 31, 2022, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$1,170	$—	$42	$1,212
Construction	661	—	—	661
Other	219	—	516	735
Municipal	—	—	—	—
Residential
Term	4,150	3	1,028	5,181
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	1	—	—	1
	$6,201	$3	$1,586	$7,790
Percent of balance	79.6%	0.04%	20.4%	100.0%
Number of loans	38	1	17	56
Associated specific reserve	$131	$—	$368	$499

Residential and consumer TDRs as of March 31, 2022 included 42 loans with an aggregate balance of $5.2 million, and the modifications granted fell into four major categories. Loans totaling $2.9 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $2.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Rate concessions were granted on loans totaling $365,000. Loans with an aggregate balance of $783,000 were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of March 31, 2022 were comprised of 14 loans with a balance of $2.6 million. Of this total, four loans with an aggregate balance of $1.1 million had an extended period of interest-only payments, deferring the start of principal repayment. Three loans with an aggregate balance of $280,000 had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Three loans with an aggregate balance of $254,000 had a deferral of payment. The remaining four loans with an aggregate balance of $1.0 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it generally remains classified as such until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of March 31, 2022, Management is aware of eight loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $938,000. There were also 17 loans with an outstanding balance of $1.6 million that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $11.3 million at March 31, 2022, and have decreased $798,000 from December 31, 2021. There were 97 impaired loans at March 31, 2022 down from 107 loans at December 31, 2021. Impaired commercial loans increased $276,000 between December 31, 2021 and March 31, 2022. The specific allowance for impaired commercial loans increased from $439,000 at December 31, 2021 to $587,000 as of March 31, 2022, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2021 to March 31, 2022, impaired residential loans decreased $907,000 and impaired home equity lines of credit decreased $166,000.
The following table sets forth impaired loans as of March 31, 2022 and 2021 and December 31, 2021:

Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Commercial
Real estate	$1,775	$1,428	$3,201
Construction	688	689	770
Other	1,233	1,303	2,220
Municipal	—	—	—
Residential
Term	7,266	8,173	9,267
Construction	—	—	—
Home equity line of credit	291	457	875
Consumer	1	2	7
Total	$11,254	$12,052	$16,340

Past Due Loans
The Bank's overall loan delinquency ratio was 0.25% at March 31, 2022 compared to 0.26% at December 31, 2021 and 0.37% at March 31, 2021. Loans 90 days delinquent and accruing increased from $32,000 at December 31, 2021 to $46,000 as of March 31, 2022. The following table sets forth loan delinquencies as of March 31, 2022 and 2021 and December 31, 2021:

Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Commercial
Real estate	$563	$440	$469
Construction	12	24	127
Other	269	157	1,335
Municipal	—	—	—
Residential
Term	2,431	2,297	2,289
Construction	—	—	111
Home equity line of credit	827	1,035	1,000
Consumer	136	392	291
Total	$4,238	$4,345	$5,622
Loans 30-89 days past due to total loans	0.14%	0.13%	0.21%
Loans 90+ days past due and accruing to total loans	—%	—%	0.01%
Loans 90+ days past due on non-accrual to total loans	0.11%	0.13%	0.15%
Total past due loans to total loans	0.25%	0.26%	0.37%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2022, there were two potential problem loans with a balance of $16,000 or 0.001% of total loans. At December 31, 2021, there were no potential problem loans.
As of March 31, 2022, there were 11 loans in the process of foreclosure with a total balance of $1.4 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
The Bank’s written policies and procedures for foreclosures, along with implementation of same, are subject to annual review by its internal audit provider.  The scope of this review includes loans held in portfolio and loans serviced for others.  There were no issues requiring management attention in the most recent review.  Servicing for others includes loans sold to Freddie Mac, Fannie Mae, and the FHLB through its MPF program.  The Bank follows the published guidelines of each investor.  Loans serviced for Freddie Mac and Fannie Mae have been sold without recourse, and the Bank has no liability for these loans in the event of foreclosure.  A de minimis volume of loans has been sold to and serviced for MPF to date.  The Bank retains a second loss layer credit enhancement obligation; no losses have been recorded on this credit enhancement obligation since the Bank started selling loans to MPF in 2013.

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2022 and December 31, 2021, there were no OREO properties, compared to March 31, 2021 when there were two properties owned with an OREO balance of $401,000, net of an allowance for loan losses of $45,000.
The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Carrying Value
Commercial
Real estate	$—	$—	$446
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	—	—	446
Related Allowance
Commercial
Real estate	—	—	45
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	—	—	45
Net Value
Commercial
Real estate	—	—	401
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$—	$—	$401

Liquidity Management
As of March 31, 2022, the Bank had primary sources of liquidity of $965.0 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has $469.0 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 84.2% of total average assets in the first three months of 2022, up from 79.2% a year ago. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the FRB of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with two correspondent banks and availability through the FRB Borrower in Custody program.
Deposits
During the first three months of 2022, total deposits increased by $35.2 million or 1.7% from December 31, 2021 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $1.2 million or 0.1% in the first three months of 2022, money market deposits decreased $9.7 million or 4.7%, and certificates of deposit increased $43.7 million or 7.7%. Between March 31, 2021 and March 31, 2022, total deposits increased by $205.0 million or 10.5%. Low-cost deposits increased by $208.1 million or 18.2%, money market accounts increased $21.3 million or 12.1%, and certificates of deposit decreased $24.4 million or 3.8%. Estimated uninsured deposits totaled $232.7 million, $165.3 million and $228.4 million at March 31, 2022, 2021 and December 31, 2021, respectively.
Borrowed Funds
The Company uses funding from the FHLB, the FRB and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2022, borrowed funds decreased $2.6 million or 1.9% from December 31, 2021, all in customer repurchase agreements. Between March 31, 2021 and March 31, 2022, borrowed funds decreased by $95.9 million or 41.8%; this decrease resulted primarily from repayment of short-term FHLB borrowings.
Shareholders' Equity
Shareholders' equity as of March 31, 2022 was $233.6 million, compared to $245.7 million as of December 31, 2021 and $228.2 million as of March 31, 2021. The Company's earnings in the first three months of 2022, net of dividends declared, added to shareholders' equity. The net unrealized loss on available-for-sale securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $20.1 million as of March 31, 2022 and $1.7 million as of December 31, 2021. Additional information about the net unrealized loss on available-for-sale securities was provided in Note 2 of the Consolidated Financial Statements and in the Impaired Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.32 per share was declared in the first quarter of 2022. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 35.96% for the first three months of 2022 compared to 37.80% for the same period in 2021. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2022 is this year's net income plus $38.2 million.
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
The Company met each of the well-capitalized ratio guidelines at March 31, 2022. The following tables indicate the capital ratios for the Bank and the Company at March 31, 2022 and December 31, 2021.

As of March 31, 2022	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.88%	13.07%	13.07%	14.01%
Company	8.96%	13.15%	13.15%	14.08%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2021	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.56%	13.21%	13.21%	14.17%
Company	8.63%	13.31%	13.31%	14.27%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The Bank maintains and annually updates a capital plan over a five year horizon; the capital plan was last updated in the second quarter of 2021. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status. To further validate its internal results, the Bank engaged a third party consultant during the fourth quarter of 2021 to conduct credit stress tests on its loan portfolio under six scenarios. Three of the scenarios emulated the Federal Reserve's Dodd Frank Act Stress Tests (DFAST), and three were developed by a leading forecasting firm. The consultant's report applied projected credit losses over a thirteen quarter horizon to the Bank's capital position with immediate effect. In each of the six scenarios the Bank remained well capitalized.

Off-Balance Sheet Financial Instruments and Contractual Obligations

Derivative Financial Instruments Designated as Hedges
As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and/or liabilities so that change in interest rates does not have a significant adverse effect on net interest income. Derivative instruments that Management periodically uses as part of its interest rate risk management strategy may include interest rate swap agreements, interest rate floor agreements, and interest rate cap agreements.  At March 31, 2022, the Bank had no outstanding off-balance sheet, derivative instruments designated as cash flow hedges.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of March 31, 2022, the Bank had six loan swap agreements in place with a total notional value of $78.3 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2022:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$133,712	$78,623	$55,089	$—	$—
Operating leases	947	113	211	171	452
Certificates of deposit	609,947	380,718	147,335	81,598	296
Total	$744,606	$459,454	$202,635	$81,769	$748
Total loan commitments and unused lines of credit	$349,442	$349,442	$—	$—	$—

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Market-Risk Management
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. The First Bancorp, Inc.'s market risk is composed primarily of interest rate risk. The Bank's ALCO is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.
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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2022 was (0.56)% of total assets compared to 7.09% of total assets at December 31, 2021. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2022, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$47,209	$45,540	$160,861	$436,588
Restricted stock, at cost	4,365	—	—	1,037
Loans held for sale	—	—	—	835
Loans	468,546	196,745	790,851	251,606
Other interest-earning assets	—	25,536	—	—
Non-rate-sensitive assets	26,261	—	—	92,627
Total assets	546,381	267,821	951,712	782,693
Interest-bearing deposits	617,212	156,228	231,603	908,894
Borrowed funds	55,000	—	89	—
Non-rate-sensitive liabilities and equity	—	—	—	579,581
Total liabilities and equity	672,212	156,228	231,692	1,488,475
Period gap	$(125,831)	$111,593	$720,020	$(705,782)
Percent of total assets	(4.94)%	4.38%	28.25%	(27.69)%
Cumulative gap (current)	$(125,831)	$(14,238)	$705,782	$—
Percent of total assets	(4.94)%	(0.56)%	27.69%	—%

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
The Company's most recent simulation model projects net interest income would increase by approximately 0.2% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 5.1% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 0.6% in a falling-rate scenario, and lower than that earned in a stable rate environment by 4.4% in a rising rate scenario, when compared to the year-one base scenario. Both year two scenarios are well within ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2022 and December 31, 2021 is presented in the following table:

Changes in Net Interest Income	March 31, 2022	December 31, 2021
Year 1
Projected change if rates decrease by 1.0%	0.2%	-1.5%
Projected change if rates increase by 2.0%	-5.1%	-2.8%
Year 2
Projected change if rates decrease by 1.0%	0.6%	-7.3%
Projected change if rates increase by 2.0%	-4.4%	-3.6%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2022, the Company was not using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2022, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.
Cessation of LIBOR
The Company is aware that 1) certain tenors of USD denominated LIBOR indices will no longer be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the ARRC to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the SOFR as a replacement for LIBOR. The ISDA, the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the interest rate swap contracts the Company has in place as of March 31, 2022 is tied to a LIBOR tenor expected to be published until June 2023. The six customer loan swap contracts that the Company has in place have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts and designate a replacement reference rate index will be undertaken in late 2022.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2022, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information
Item 1 – Legal Proceedings
The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

The Company's Form 10-K for the year ended December 31, 2021 provides information on risk factors at that time and mentions the potential economic consequences associated with the COVID-19 outbreak. The COVID-19 outbreak, which evolved into a worldwide pandemic, has had a myriad of adverse impacts upon society as a whole. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, Federal, State and Local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The initial restrictions and other consequences of the pandemic resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail sales, travel, hospitality and food and beverage industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate. The initial restrictions have been largely lifted nationally and within the Company's operating footprint. While substantial progress towards vaccination has been made, an increase in virus spread or infection rates, or the emergence of new variants of the virus could result in restrictions being re-implemented with negative impacts on economic activity.
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the three months ended March 31, 2022:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2022	3,233	32.56	—	—
February 2022	5,211	31.76	—	—
March 2022	—		—	—
	8,444	$32.16		—

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
Exhibit 3.5 Conformed Copy of the Company's Bylaws (incorporated by reference to Exhibit 3.5 to the Company's Form 10-K filed March 10, 2017).
Exhibit 3.6 Amendment to the Company Bylaws (incorporated by reference to Exhibit 3.6 to the Company's Form 8-K filed under item 5.03 on December 20, 2019.
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

Date: May 6, 2022

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: May 6, 2022