Form 10-Q
period 2022-06-30
First Bancorp, Inc /ME/
filed 2022-08-05
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2022
Common Stock: 11,034,476 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarter ended June 30,
except for per share amounts	2022	2021	2022	2021
Summary of Operations
Interest Income	$41,964	$37,494	$21,431	$18,541
Interest Expense	4,646	5,898	2,733	2,818
Net Interest Income	37,318	31,596	18,698	15,723
Provision for Loan Losses	900	1,050	450	525
Non-Interest Income	8,312	10,209	4,080	4,911
Non-Interest Expense	20,822	19,370	10,172	9,496
Net Income	19,702	17,709	9,997	8,787
Per Common Share Data
Basic Earnings per Share	$1.80	$1.63	$0.91	$0.81
Diluted Earnings per Share	1.79	1.61	0.91	0.80
Cash Dividends Declared	0.66	0.63	0.34	0.32
Book Value per Common Share	20.64	21.31	20.64	21.31
Tangible Book Value per Common Share[2]	17.84	18.49	17.84	18.49
Market Value	30.13	29.45	30.13	29.45
Financial Ratios
Return on Average Equity[1]	16.61%	15.48%	17.29%	15.11%
Return on Average Tangible Common Equity[1,2]	19.07%	17.88%	19.94%	17.43%
Return on Average Assets[1]	1.55%	1.50%	1.54%	1.46%
Average Equity to Average Assets	9.35%	9.69%	8.91%	9.69%
Average Tangible Equity to Average Assets[2]	8.14%	8.39%	7.73%	8.40%
Net Interest Margin Tax-Equivalent[1,2]	3.18%	2.93%	3.13%	2.86%
Dividend Payout Ratio	36.67%	38.65%	37.36%	39.51%
Allowance for Loan Losses/Total Loans	0.91%	1.07%	0.91%	1.07%
Non-Performing Loans to Total Loans	0.27%	0.44%	0.27%	0.44%
Non-Performing Assets to Total Assets	0.18%	0.30%	0.18%	0.30%
Efficiency Ratio[2]	44.45%	45.14%	43.49%	44.75%
At Period End
Total Assets	$2,630,354	$2,450,443	$2,630,354	$2,450,443
Total Loans	1,788,355	1,588,264	1,788,355	1,588,264
Total Investment Securities	686,150	691,267	686,150	691,267
Total Deposits	2,252,022	1,961,321	2,252,022	1,961,321
Total Shareholders' Equity	227,685	234,155	227,685	234,155
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

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2022 and 2021 and for the three-month and six-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
August 5, 2022

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2022	December 31, 2021	June 30, 2021
Assets
Cash and cash equivalents	$23,453,000	$20,634,000	$27,092,000
Interest bearing deposits in other banks	22,871,000	66,678,000	42,215,000
Securities available for sale	301,737,000	320,566,000	306,247,000
Securities to be held to maturity (fair value of $335,950,000 at June 30, 2022, $375,327,000 at December 31, 2021 and $383,454,000 at June 30, 2021)	379,693,000	370,040,000	376,181,000
Restricted equity securities, at cost	4,720,000	5,365,000	8,839,000
Loans held for sale	689,000	835,000	1,147,000
Loans	1,788,355,000	1,647,649,000	1,588,264,000
Less allowance for loan losses	16,201,000	15,521,000	17,034,000
Net loans	1,772,154,000	1,632,128,000	1,571,230,000
Accrued interest receivable	10,262,000	7,544,000	10,985,000
Premises and equipment, net	29,010,000	28,949,000	29,503,000
Other real estate owned	51,000	—	224,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	55,068,000	43,714,000	46,134,000
Total assets	$2,630,354,000	$2,527,099,000	$2,450,443,000
Liabilities
Demand deposits	$324,354,000	$334,945,000	$303,168,000
NOW deposits	640,497,000	655,061,000	553,592,000
Money market deposits	206,313,000	206,901,000	175,839,000
Savings deposits	376,448,000	360,185,000	332,520,000
Certificates of deposit	704,410,000	566,205,000	596,202,000
Total deposits	2,252,022,000	2,123,297,000	1,961,321,000
Borrowed funds – short term	126,501,000	81,252,000	173,554,000
Borrowed funds – long term	87,000	55,090,000	55,094,000
Other liabilities	24,059,000	21,803,000	26,319,000
Total liabilities	2,402,669,000	2,281,442,000	2,216,288,000
Shareholders' equity
Common stock, one cent par value per share	110,000	110,000	110,000
Additional paid-in capital	67,627,000	66,830,000	66,115,000
Retained earnings	192,565,000	180,417,000	168,908,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(32,795,000)	(1,718,000)	1,190,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(73,000)	(87,000)	(113,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	146,000	—	(2,083,000)
Net unrealized gain on postretirement costs	105,000	105,000	28,000
Total shareholders' equity	227,685,000	245,657,000	234,155,000
Total liabilities & shareholders' equity	$2,630,354,000	$2,527,099,000	$2,450,443,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,030,236	10,998,765	10,987,680
Book value per common share	$20.64	$22.33	$21.31
Tangible book value per common share	$17.84	$19.52	$18.49
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarter ended June 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $582,000 for June 30, 2022 and $577,000 for June 30, 2021)	$33,899,000	$29,959,000	$17,286,000	$14,840,000
Interest on deposits with other banks	71,000	24,000	62,000	12,000
Interest and dividends on investments (includes YTD tax-exempt income of $3,657,000 for June 30, 2022 and $3,894,000 for June 30, 2021)	7,994,000	7,511,000	4,083,000	3,689,000
Total interest income	41,964,000	37,494,000	21,431,000	18,541,000
Interest expense
Interest on deposits	4,026,000	4,146,000	2,401,000	1,948,000
Interest on borrowed funds	620,000	1,752,000	332,000	870,000
Total interest expense	4,646,000	5,898,000	2,733,000	2,818,000
Net interest income	37,318,000	31,596,000	18,698,000	15,723,000
Provision for loan losses	900,000	1,050,000	450,000	525,000
Net interest income after provision for loan losses	36,418,000	30,546,000	18,248,000	15,198,000
Non-interest income
Investment management and fiduciary income	2,426,000	2,217,000	1,229,000	1,152,000
Service charges on deposit accounts	904,000	719,000	467,000	382,000
Net securities gains (losses)	1,000	164,000	(1,000)	45,000
Mortgage origination and servicing income, net of amortization	878,000	3,321,000	380,000	1,354,000
Debit card income	2,756,000	2,543,000	1,326,000	1,290,000
Other operating income	1,347,000	1,245,000	679,000	688,000
Total non-interest income	8,312,000	10,209,000	4,080,000	4,911,000
Non-interest expense
Salaries and employee benefits	11,335,000	10,176,000	5,398,000	5,053,000
Occupancy expense	1,578,000	1,413,000	749,000	660,000
Furniture and equipment expense	2,474,000	2,400,000	1,239,000	1,185,000
FDIC insurance premiums	440,000	391,000	222,000	192,000
Amortization of identified intangibles	35,000	35,000	18,000	18,000
Other operating expense	4,960,000	4,955,000	2,546,000	2,388,000
Total non-interest expense	20,822,000	19,370,000	10,172,000	9,496,000
Income before income taxes	23,908,000	21,385,000	12,156,000	10,613,000
Income tax expense	4,206,000	3,676,000	2,159,000	1,826,000
NET INCOME	$19,702,000	$17,709,000	$9,997,000	$8,787,000
Basic earnings per common share	$1.80	$1.63	$0.91	$0.81
Diluted earnings per common share	$1.79	$1.61	$0.91	$0.80
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale, net of taxes	$(31,077,000)	$(3,819,000)	$(12,734,000)	$971,000
Net unrealized gain on transferred securities, net of taxes	14,000	20,000	5,000	11,000
Net unrealized gain (loss) on cash flow hedging derivative instruments	146,000	2,849,000	146,000	(620,000)
Other comprehensive income (loss)	(30,917,000)	(950,000)	(12,583,000)	362,000
Comprehensive income (loss)	$(11,215,000)	$16,759,000	$(2,586,000)	$9,149,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

Six Month Period Ended June 30, 2022 and 2021
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
Net income	—	—	17,709,000	—	17,709,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,819,000)	(3,819,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	20,000	20,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	2,849,000	2,849,000
Comprehensive income (loss)	—	—	17,709,000	(950,000)	16,759,000
Cash dividends declared ($0.63 per share)	—	—	(6,920,000)	—	(6,920,000)
Equity compensation expense	—	490,000	—	—	490,000
Payment to repurchase common stock	(9,561)	—	(240,000)	—	(240,000)
Issuance of restricted stock	34,689	—	—	—	—
Proceeds from sale of common stock	12,263	340,000	—	—	340,000
Balance at June 30, 2021	10,987,680	$66,225,000	$168,908,000	$(978,000)	$234,155,000

Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
Net income	—	—	19,702,000	—	19,702,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(31,077,000)	(31,077,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	14,000	14,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	146,000	146,000
Comprehensive income (loss)	—	—	19,702,000	(30,917,000)	(11,215,000)
Cash dividends declared ($0.66 per share)	—	—	(7,278,000)	—	(7,278,000)
Equity compensation expense	—	412,000	—	—	412,000
Payment to repurchase common stock	(8,643)	—	(276,000)	—	(276,000)
Issuance of restricted stock	27,495	—	—	—	—
Proceeds from sale of common stock	12,619	385,000	—	—	385,000
Balance at June 30, 2022	11,030,236	$67,737,000	$192,565,000	$(32,617,000)	$227,685,000

Three Month Period Ended June 30, 2022 and 2021
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount
Balance at March 31, 2021	10,983,258	$65,865,000	$163,659,000	$(1,340,000)	$228,184,000
Net income	—	—	8,787,000	—	8,787,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	971,000	971,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	11,000	11,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(620,000)	(620,000)
Comprehensive income	—	—	8,787,000	362,000	9,149,000
Cash dividends declared ($0.32 per share)	—	—	(3,516,000)	—	(3,516,000)
Equity compensation expense	—	201,000	—	—	201,000
Payment to repurchase common stock	(1,004)	—	(22,000)	—	(22,000)
Proceeds from sale of common stock	5,426	159,000	—	—	159,000
Balance at June 30, 2021	10,987,680	$66,225,000	$168,908,000	$(978,000)	$234,155,000

Balance at March 31, 2022	11,024,086	$67,356,000	$186,324,000	$(20,034,000)	$233,646,000
Net income	—	—	9,997,000	—	9,997,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(12,734,000)	(12,734,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	5,000	5,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	146,000	146,000
Comprehensive income (loss)	—	—	9,997,000	(12,583,000)	(2,586,000)
Cash dividends declared ($0.34 per share)	—	—	(3,750,000)	—	(3,750,000)
Equity compensation expense	—	195,000	—	—	195,000
Payment to repurchase common stock	(199)	—	(6,000)	—	(6,000)
Proceeds from sale of common stock	6,349	186,000	—	—	186,000
Balance at June 30, 2022	11,030,236	$67,737,000	$192,565,000	$(32,617,000)	$227,685,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$19,702,000	$17,709,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	996,000	1,033,000
Change in deferred taxes	48,000	563,000
Provision for loan losses	900,000	1,050,000
Loans originated for resale	(16,880,000)	(32,010,000)
Proceeds from sales and transfers of loans	17,342,000	38,747,000
Net gain on sales of loans	(316,000)	(2,029,000)
Net gain on sale or call of securities	(1,000)	(164,000)
Net amortization of premiums on investments	508,000	1,249,000
Net gain on sale of other real estate owned	—	(105,000)
Equity compensation expense	412,000	490,000
Net (increase) decrease in other assets and accrued interest	(5,732,000)	10,543,000
Net increase (decrease) in other liabilities	2,103,000	(4,926,000)
Net (gain) loss on disposal of premises and equipment	(14,000)	2,000
Amortization of investment in limited partnership	152,000	154,000
Net acquisition amortization	35,000	35,000
Net cash provided by operating activities	19,255,000	32,341,000
Cash flows from investing activities
Decrease in interest-bearing deposits in other banks	43,807,000	13,936,000
Proceeds from sales of securities available for sale	—	15,692,000
Proceeds from maturities, payments and calls of securities available for sale	27,123,000	66,338,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	12,907,000	59,410,000
Proceeds from sales of other real estate owned	—	789,000
Purchases of securities available for sale	(47,998,000)	(80,581,000)
Purchases of securities to be held to maturity	(22,683,000)	(70,192,000)
Redemption of restricted equity securities	645,000	1,706,000
Net increase in loans	(140,977,000)	(111,772,000)
Capital expenditures	(1,107,000)	(3,297,000)
Proceeds from disposal of premises and equipment	37,000	—
Net cash used by investing activities	(128,246,000)	(107,971,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	(9,480,000)	126,093,000
Net increase (decrease) in certificates of deposit	138,205,000	(9,383,000)
Net increase (decrease) in short-term borrowings	45,250,000	(33,386,000)
Repayment on long-term borrowings	(55,004,000)	(4,000)
Payment to repurchase common stock	(276,000)	(240,000)
Proceeds from sale of common stock	385,000	340,000
Dividends paid	(7,270,000)	(6,910,000)
Net cash provided by financing activities	111,810,000	76,510,000
Net increase in cash and cash equivalents	2,819,000	880,000
Cash and cash equivalents at beginning of period	20,634,000	26,212,000
Cash and cash equivalents at end of period	$23,453,000	$27,092,000

	For the six months ended June 30,
	2022	2021
Interest paid	$4,503,000	$6,282,000
Income taxes paid	3,216,000	2,633,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	31,077,000	3,819,000
Net transfer from loans to other real estate owned	$51,000	$—
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
The Company’s business, financial condition, and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The Bank's primary market is the State of Maine, which relies upon tourism for a significant percentage of its economic activity. In 2020, COVID-19 adversely impacted the tourism industry to a greater degree than other industries; in 2021 the tourism industry rebounded and by all accounts businesses in the sector generally enjoyed a strong year. Milder variants of COVID-19 have become the dominant strains with outbreaks resulting in modest levels of disruption. The severity of any potential future outbreaks could have an impact on the Company's operating results, though the degree is indeterminable at this time.
Government economic programs intended to backstop and bolster the economy through the pandemic, such as the Payroll Protection Program (PPP) have ended, and the nation's economy has entered an inflationary phase. The Consumer Price Index has risen at levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem, the Federal Reserve has reversed course on its previously accommodative monetary policies and aggressively increased short-term interest rates. These actions are intended to slow overall economic activity and risk entering the economy into a recession. The conflict between Russia and Ukraine has exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

Subsequent Events
Events occurring subsequent to June 30, 2022, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,021,000	$—	$(4,954,000)	$21,067,000
Mortgage-backed securities	274,652,000	31,000	(30,001,000)	244,682,000
State and political subdivisions	38,450,000	12,000	(6,512,000)	31,950,000
Asset-backed securities	4,126,000	—	(88,000)	4,038,000
	$343,249,000	$43,000	$(41,555,000)	$301,737,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$38,100,000	$—	$(7,390,000)	$30,710,000
Mortgage-backed securities	57,739,000	107,000	(8,403,000)	49,443,000
State and political subdivisions	256,104,000	303,000	(27,816,000)	228,591,000
Corporate securities	27,750,000	—	(544,000)	27,206,000
	$379,693,000	$410,000	$(44,153,000)	$335,950,000
Restricted equity securities
Federal Home Loan Bank Stock	$3,683,000	$—	$—	$3,683,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$4,720,000	$—	$—	$4,720,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(1,146,000)	$21,899,000
Mortgage-backed securities	256,992,000	1,803,000	(3,895,000)	254,900,000
State and political subdivisions	38,127,000	1,083,000	(88,000)	39,122,000
Asset-backed securities	4,577,000	68,000	—	4,645,000
	$322,741,000	$2,954,000	$(5,129,000)	$320,566,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$2,000	$(1,149,000)	$34,453,000
Mortgage-backed securities	60,646,000	261,000	(1,795,000)	59,112,000
State and political subdivisions	250,544,000	7,925,000	(302,000)	258,167,000
Corporate securities	23,250,000	411,000	(66,000)	23,595,000
	$370,040,000	$8,599,000	$(3,312,000)	$375,327,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,328,000	$—	$—	$4,328,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,365,000	$—	$—	$5,365,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(848,000)	$22,197,000
Mortgage-backed securities	245,187,000	3,264,000	(2,161,000)	246,290,000
State and political subdivisions	31,544,000	1,170,000	(26,000)	32,688,000
Asset-backed securities	4,964,000	108,000	—	5,072,000
	$304,740,000	$4,542,000	$(3,035,000)	$306,247,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$45,000	$(897,000)	$34,748,000
Mortgage-backed securities	69,086,000	406,000	(1,424,000)	68,068,000
State and political subdivisions	253,245,000	8,829,000	(161,000)	261,913,000
Corporate securities	18,250,000	497,000	(22,000)	18,725,000
	$376,181,000	$9,777,000	$(2,504,000)	$383,454,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,802,000	$—	$—	$7,802,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,839,000	$—	$—	$8,839,000

The following table summarizes the contractual maturities of investment securities at June 30, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$12,000	$12,000	$1,792,000	$1,794,000
Due in 1 to 5 years	3,676,000	3,576,000	14,852,000	14,738,000
Due in 5 to 10 years	18,172,000	15,551,000	72,240,000	69,510,000
Due after 10 years	321,389,000	282,598,000	290,809,000	249,908,000
	$343,249,000	$301,737,000	$379,693,000	$335,950,000

The following table summarizes the contractual maturities of investment securities at December 31, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$2,515,000	$2,521,000
Due in 1 to 5 years	5,004,000	5,173,000	17,624,000	18,338,000
Due in 5 to 10 years	52,782,000	53,057,000	174,982,000	180,081,000
Due after 10 years	264,955,000	262,336,000	174,919,000	174,387,000
	$322,741,000	$320,566,000	$370,040,000	$375,327,000

The following table summarizes the contractual maturities of investment securities at June 30, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$3,813,000	$3,800,000
Due in 1 to 5 years	5,683,000	5,909,000	20,629,000	21,477,000
Due in 5 to 10 years	38,136,000	39,018,000	167,850,000	173,699,000
Due after 10 years	260,921,000	261,320,000	183,889,000	184,478,000
	$304,740,000	$306,247,000	$376,181,000	$383,454,000
At June 30, 2022, securities with a fair value of $318,833,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $297,456,000 as of December 31, 2021 and $241,913,000 at June 30, 2021, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2022 and 2021:

	For the six months ended June 30,		For the quarter ended June 30,
	2022	2021	2022	2021
Proceeds from sales of securities	$—	$15,692,000	$—	$14,478,000
Gross realized gains	2,000	626,000	—	507,000
Gross realized losses	(1,000)	(462,000)	(1,000)	(462,000)
Net gain (loss)	$1,000	$164,000	$(1,000)	$45,000
Related income taxes	$—	$34,000	$—	$9,000

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2022, there were 773 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 83 had been temporarily impaired for 12 months or more. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of June 30, 2022 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,996,000	$(631,000)	$43,782,000	$(11,713,000)	$51,778,000	$(12,344,000)
Mortgage-backed securities	173,507,000	(17,645,000)	112,781,000	(20,759,000)	286,288,000	(38,404,000)
State and political subdivisions	189,673,000	(32,189,000)	5,178,000	(2,139,000)	194,851,000	(34,328,000)
Asset-backed securities	4,038,000	(88,000)	—	—	4,038,000	(88,000)
Corporate securities	17,956,000	(544,000)	—	—	17,956,000	(544,000)
	$393,170,000	$(51,097,000)	$161,741,000	$(34,611,000)	$554,911,000	$(85,708,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $73,000, net of taxes, at June 30, 2022. This compares to $87,000 and $113,000, net of taxes, at December 31, 2021 and June 30, 2021, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of June 30, 2022 and 2021, and December 31, 2021, the Bank's investment in FHLB stock totaled $3,683,000, $7,802,000 and $4,328,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the Federal Reserve Bank ("FRB") of Boston. As a requirement for membership in the FRB, the Bank must own a minimum required amount of FRB stock. The Bank uses FRB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRB stock totaled $1,037,000 at June 30, 2022 and 2021 and December 31, 2021, respectively.
The Company periodically evaluates its investment in FHLB and FRB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through June 30, 2022. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio by class of financing receivable as of June 30, 2022 and 2021 and at December 31, 2021:

	June 30, 2022		December 31, 2021		June 30, 2021
Commercial
Real estate	$617,488,000	34.5%	$576,198,000	35.0%	$527,415,000	33.2%
Construction	128,927,000	7.2%	79,365,000	4.8%	65,794,000	4.1%
Other	275,714,000	15.4%	264,570,000	16.1%	298,747,000	18.8%
Municipal	46,835,000	2.6%	48,362,000	2.9%	41,079,000	2.6%
Residential
Term	582,313,000	32.6%	550,783,000	33.4%	523,344,000	33.0%
Construction	44,011,000	2.5%	31,763,000	1.9%	29,818,000	1.9%
Home equity line of credit	71,711,000	4.0%	73,632,000	4.5%	77,709,000	4.9%
Consumer	21,356,000	1.2%	22,976,000	1.4%	24,358,000	1.5%
Total	$1,788,355,000	100.0%	$1,647,649,000	100.0%	$1,588,264,000	100.0%
Loan balances include net deferred loan costs of $9,738,000 as of June 30, 2022, $7,890,000 as of December 31, 2021, and $5,447,000 as of June 30, 2021. Net deferred loan costs have increased from a year ago and year-to-date due to loan origination unit volume over the period. Unearned fees and deferred costs associated with US Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans originated in 2020 and 2021 were fully recognized as of June 30, 2022. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $461,756,000 at June 30, 2022, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $364,968,000 at December 31, 2021, and $356,811,000 at June 30, 2021. In addition, commercial, residential construction and home equity loans totaling $345,798,000 at June 30, 2022, $295,090,000 at December 31, 2021, and $259,312,000 at June 30, 2021, were used to collateralize a standby line of credit at the FRB.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2022, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$6,000	$191,000	$197,000	$617,291,000	$617,488,000	$—
Construction	—	—	—	—	128,927,000	128,927,000	—
Other	448,000	76,000	83,000	607,000	275,107,000	275,714,000	—
Municipal	—	—	—	—	46,835,000	46,835,000	—
Residential
Term	343,000	497,000	1,195,000	2,035,000	580,278,000	582,313,000	72,000
Construction	—	—	—	—	44,011,000	44,011,000	—
Home equity line of credit	186,000	—	—	186,000	71,525,000	71,711,000	—
Consumer	54,000	64,000	4,000	122,000	21,234,000	21,356,000	4,000
Total	$1,031,000	$643,000	$1,473,000	$3,147,000	$1,785,208,000	$1,788,355,000	$76,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from Troubled Debt Restructure ("TDR") designation, which was extended by the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020. So long as modified terms are met, loans in an active modification are not included in past due loan totals and continue to accrue interest. As of June 30, 2022, COVID-19 related loan modifications have nearly all been resolved, with just four loans remaining in modification status at the end of the second quarter, representing less than $400,000 in total balances. Each of the four are residential mortgage loans and each is scheduled to exit modification within the next two months.

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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of June 30, 2022 and 2021 and at December 31, 2021 is presented in the following table:

	June 30, 2022	December 31, 2021	June 30, 2021
Commercial
Real estate	$197,000	$242,000	$1,029,000
Construction	25,000	27,000	105,000
Other	953,000	1,068,000	1,452,000
Municipal	—	—	—
Residential
Term	3,383,000	3,808,000	3,820,000
Construction	—	—	—
Home equity line of credit	254,000	457,000	575,000
Consumer	—	—	—
Total	$4,812,000	$5,602,000	$6,981,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2022 is presented in the following table:

				For the six months ended June 30, 2022		For the quarter ended June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,352,000	$1,661,000	$—	$1,588,000	$28,000	$1,600,000	$15,000
Construction	25,000	27,000	—	26,000	—	26,000	—
Other	416,000	471,000	—	446,000	8,000	435,000	4,000
Municipal	—	—	—	—	—	—	—
Residential
Term	6,053,000	7,189,000	—	5,738,000	49,000	5,682,000	26,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	254,000	283,000	—	323,000	—	324,000	—
Consumer	1,000	1,000	—	1,000	—	—	—
	$8,101,000	$9,632,000	$—	$8,122,000	$85,000	$8,067,000	$45,000
With an Allowance Recorded
Commercial
Real estate	$—	$—	$—	$21,000	$—	$—	$—
Construction	661,000	661,000	8,000	661,000	11,000	661,000	5,000
Other	744,000	843,000	502,000	778,000	—	761,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	1,449,000	1,483,000	103,000	1,650,000	25,000	1,566,000	13,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	17,000	—	—	—
Consumer	—	—	—	—	—	—	—
	$2,854,000	$2,987,000	$613,000	$3,127,000	$36,000	$2,988,000	$18,000
Total
Commercial
Real estate	$1,352,000	$1,661,000	$—	$1,609,000	$28,000	$1,600,000	$15,000
Construction	686,000	688,000	8,000	687,000	11,000	687,000	5,000
Other	1,160,000	1,314,000	502,000	1,224,000	8,000	1,196,000	4,000
Municipal	—	—	—	—	—	—	—
Residential
Term	7,502,000	8,672,000	103,000	7,388,000	74,000	7,248,000	39,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	254,000	283,000	—	340,000	—	324,000	—
Consumer	1,000	1,000	—	1,000	—	—	—
	$10,955,000	$12,619,000	$613,000	$11,249,000	$121,000	$11,055,000	$63,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2021 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,386,000	$1,689,000	$—	$1,590,000	$63,000
Construction	28,000	28,000	—	22,000	—
Other	917,000	1,009,000	—	1,051,000	15,000
Municipal	—	—	—	—	—
Residential
Term	6,178,000	7,238,000	—	6,429,000	87,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$8,968,000	$10,453,000	$—	$9,553,000	$166,000
With an Allowance Recorded
Commercial
Real estate	$42,000	$71,000	$42,000	$614,000	—
Construction	661,000	661,000	16,000	661,000	22,000
Other	386,000	411,000	381,000	396,000	—
Municipal	—	—	—	—	—
Residential
Term	1,995,000	2,164,000	137,000	1,897,000	54,000
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
	$3,084,000	$3,307,000	$576,000	$3,568,000	$76,000
Total
Commercial
Real estate	$1,428,000	$1,760,000	$42,000	$2,204,000	$63,000
Construction	689,000	689,000	16,000	683,000	22,000
Other	1,303,000	1,420,000	381,000	1,447,000	15,000
Municipal	—	—	—	—	—
Residential
Term	8,173,000	9,402,000	137,000	8,326,000	141,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$12,052,000	$13,760,000	$576,000	$13,121,000	$242,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2021 is presented in the following table:

				For the six months ended June 30, 2021		For the quarter ended June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$2,145,000	$2,490,000	$—	$2,295,000	$35,000	$2,412,000	$18,000
Construction	106,000	106,000	—	92,000	—	94,000	—
Other	1,567,000	1,638,000	—	1,615,000	8,000	1,575,000	3,000
Municipal	—	—	—	—	—	—	—
Residential
Term	7,506,000	8,770,000	—	7,256,000	68,000	7,329,000	33,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	574,000	607,000	—	815,000	—	756,000	—
Consumer	6,000	6,000	—	7,000	—	—	—
	$11,904,000	$13,617,000	$—	$12,080,000	$111,000	$12,166,000	$54,000
With an Allowance Recorded
Commercial
Real estate	$929,000	$956,000	$167,000	$954,000	$20,000	$939,000	11,000
Construction	681,000	681,000	19,000	681,000	11,000	681,000	5,000
Other	422,000	439,000	403,000	498,000	5,000	471,000	5,000
Municipal	—	—	—	—	—	—	—
Residential
Term	1,620,000	1,662,000	118,000	1,810,000	23,000	1,662,000	7,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	22,000	22,000	—	11,000	—	15,000	—
Consumer	—	—	—	—	—	—	—
	$3,674,000	$3,760,000	$707,000	$3,954,000	$59,000	$3,768,000	$28,000
Total
Commercial
Real estate	$3,074,000	$3,446,000	$167,000	$3,249,000	$55,000	$3,351,000	$29,000
Construction	787,000	787,000	19,000	773,000	11,000	775,000	5,000
Other	1,989,000	2,077,000	403,000	2,113,000	13,000	2,046,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	9,126,000	10,432,000	118,000	9,066,000	91,000	8,991,000	40,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	596,000	629,000	—	826,000	—	771,000	—
Consumer	6,000	6,000	—	7,000	—	—	—
	$15,578,000	$17,377,000	$707,000	$16,034,000	$170,000	$15,934,000	$82,000

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
As of June 30, 2022, the Company had 53 loans with a balance of $7,484,000 that have been classified as TDRs. This compares to 60 loans with a balance of $8,341,000 and 72 loans with a balance of $10,782,000 classified as TDRs as of December 31, 2021 and June 30, 2021, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of June 30, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	6	$1,155,000	$—
Construction	1	661,000	8,000
Other	5	709,000	316,000
Municipal	—	—	—
Residential
Term	40	4,958,000	104,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	1,000	—
	53	$7,484,000	$428,000
The following table shows TDRs by class and the specific reserve as of December 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$1,227,000	$42,000
Construction	1	661,000	16,000
Other	5	765,000	337,000
Municipal	—	—	—
Residential
Term	45	5,686,000	137,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	2,000	—
	60	$8,341,000	$532,000

The following table shows TDRs by class and the specific reserve as of June 30, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	13	$2,490,000	$166,000
Construction	2	762,000	19,000
Other	7	956,000	357,000
Municipal	—	—	—
Residential
Term	48	6,546,000	118,000
Construction	—	—	—
Home equity line of credit	1	22,000	—
Consumer	1	6,000	—
	72	$10,782,000	$660,000
As of June 30, 2022, nine of the loans classified as TDRs with a total balance of $641,000 were more than 30 days past due. Of these loans, one had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	2	313,000	230,000
Municipal	—	—	—
Residential
Term	6	327,000	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	1,000	—
	9	$641,000	$230,000

As of June 30, 2021, 11 of the loans classified as TDRs with a total balance of $737,000 were more than 30 days past due. Of these loans, none had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$25,000	$25,000
Construction	—	—
Other	4	419,000	92,000
Municipal	—	—
Residential
Term	5	287,000	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	6,000	—
	11	$737,000	$117,000

For the six months ended June 30, 2022, no loans were placed on TDR status.

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

For the quarter ended June 30, 2022, no loans were placed on TDR status.

For the quarter ended June 30, 2021, two loans were placed on TDR status. The following table shows this TDR by class and the associated specific reserve included in the allowance for loan losses as of June 30, 2021:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	1	80,000	80,000	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	1	9,000	4,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—	—
	2	$89,000	$84,000	$—
As of June 30, 2022, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $885,000. There were also 14 loans with an outstanding balance of $1,341,000 that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of June 30, 2022, there were five mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $537,000. This compares to 12 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $912,000 as of June 30, 2021.

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

A breakdown of the allowance for loan losses as of June 30, 2022, December 31, 2021, and June 30, 2021, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2022	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$—	$873,000	$4,607,000	$—	$5,480,000
Construction	8,000	182,000	961,000	—	1,151,000
Other	502,000	390,000	2,056,000	—	2,948,000
Municipal	—	—	157,000	—	157,000
Residential
Term	103,000	164,000	2,325,000	—	2,592,000
Construction	—	13,000	178,000	—	191,000
Home equity line of credit	—	104,000	862,000	—	966,000
Consumer	—	240,000	626,000	—	866,000
Unallocated	—	—	—	1,850,000	1,850,000
	$613,000	$1,966,000	$11,772,000	$1,850,000	$16,201,000

As of December 31, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$42,000	$831,000	$4,494,000	$—	$5,367,000
Construction	16,000	114,000	616,000	—	746,000
Other	381,000	382,000	2,067,000	—	2,830,000
Municipal	—	—	157,000	—	157,000
Residential
Term	137,000	175,000	2,421,000	—	2,733,000
Construction	—	10,000	138,000	—	148,000
Home equity line of credit	—	101,000	824,000	—	925,000
Consumer	—	243,000	590,000	—	833,000
Unallocated	—	—	—	1,782,000	1,782,000
	$576,000	$1,856,000	$11,307,000	$1,782,000	$15,521,000

As of June 30, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$167,000	$850,000	$5,071,000	$—	$6,088,000
Construction	19,000	105,000	626,000	—	750,000
Other	403,000	482,000	2,872,000	—	3,757,000
Municipal	—	—	187,000	—	187,000
Residential
Term	118,000	202,000	2,576,000	—	2,896,000
Construction	—	12,000	148,000	—	160,000
Home equity line of credit	—	116,000	843,000	—	959,000
Consumer	—	285,000	607,000	—	892,000
Unallocated	—	—	—	1,345,000	1,345,000
	$707,000	$2,052,000	$12,930,000	$1,345,000	$17,034,000

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
The qualitative portion of the allowance for loan losses was 0.66% of related loans as of June 30, 2022, compared to 0.69% of related loans as of December 31, 2021. The qualitative portion increased $465,000 between December 31, 2021 and June 30, 2022 due to a mix of factors. These factors included changes in various macroeconomic measures used in the qualitative model, volume changes in certain portfolio segments, ongoing analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications.
The unallocated component of the allowance totaled $1,850,000 at June 30, 2022, or 11.4% of the total reserve. This compares to $1,782,000 or 11.5% as of December 31, 2021. Maintenance of an unallocated component reflects general imprecision related to portfolio growth along with lingering uncertainty regarding the potential impacts of COVID-19 and wind-down of related government stimulus programs on the loan portfolio.
The allowance for loan losses as a percent of total loans stood at 0.91% as of June 30, 2022, 0.94% at December 31, 2021 and 1.07% as of June 30, 2021.
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
Construction, land, and land development (CLLD) loans, both commercial and residential, comprise a growing portion of the portfolio. CLLD loans represented 70.7% of total Bank capital as of June 30, 2022 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 223.8% of total Bank capital at June 30, 2022 , below the regulatory guidance of 300.0% of total Bank capital.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2022:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,399,000	$—	$2,399,000
2 Above Average	6,707,000	145,000	8,963,000	44,125,000	59,940,000
3 Satisfactory	116,471,000	1,656,000	40,952,000	1,210,000	160,289,000
4 Average	394,634,000	91,426,000	181,928,000	1,500,000	669,488,000
5 Watch	94,954,000	35,700,000	39,555,000	—	170,209,000
6 OAEM	4,332,000	—	153,000	—	4,485,000
7 Substandard	390,000	—	1,764,000	—	2,154,000
8 Doubtful	—	—	—	—	—
Total	$617,488,000	$128,927,000	$275,714,000	$46,835,000	$1,068,964,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2022.

The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2022, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2022:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2022
Beginning balance	$5,367,000	$746,000	$2,830,000	$157,000	$2,733,000	$148,000	$925,000	$833,000	$1,782,000	$15,521,000
Charge offs	—	—	43,000	—	—	—	29,000	287,000	—	359,000
Recoveries	17,000	—	2,000	—	11,000	—	1,000	108,000	—	139,000
Provision (credit)	96,000	405,000	159,000	—	(152,000)	43,000	69,000	212,000	68,000	900,000
Ending balance	$5,480,000	$1,151,000	$2,948,000	$157,000	$2,592,000	$191,000	$966,000	$866,000	$1,850,000	$16,201,000
For the three months ended June 30, 2022
Beginning balance	$5,369,000	$939,000	$2,956,000	$156,000	$2,648,000	$161,000	$939,000	$866,000	$1,732,000	$15,766,000
Charge offs	—	—	42,000	—	—	—	—	70,000	—	112,000
Recoveries	1,000	—	1,000	—	3,000	—	—	92,000	—	97,000
Provision (credit)	110,000	212,000	33,000	1,000	(59,000)	30,000	27,000	(22,000)	118,000	450,000
Ending balance	$5,480,000	$1,151,000	$2,948,000	$157,000	$2,592,000	$191,000	$966,000	$866,000	$1,850,000	$16,201,000
Allowance for loan losses as of June 30, 2022
Ending balance specifically evaluated for impairment	$—	$8,000	$502,000	$—	$103,000	$—	$—	$—	$—	$613,000
Ending balance collectively evaluated for impairment	$5,480,000	$1,143,000	$2,446,000	$157,000	$2,489,000	$191,000	$966,000	$866,000	$1,850,000	$15,588,000
Related loan balances as of June 30, 2022
Ending balance	$617,488,000	$128,927,000	$275,714,000	$46,835,000	$582,313,000	$44,011,000	$71,711,000	$21,356,000	$—	$1,788,355,000
Ending balance specifically evaluated for impairment	$1,352,000	$686,000	$1,160,000	$—	$7,502,000	$—	$254,000	$1,000	$—	$10,955,000
Ending balance collectively evaluated for impairment	$616,136,000	$128,241,000	$274,554,000	$46,835,000	$574,811,000	$44,011,000	$71,457,000	$21,355,000	$—	$1,777,400,000

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
As of June 30, 2022, 184,487 shares of restricted stock had been granted under the 2010 Plan and 67,684 shares under the 2020 Plan, of which 80,527 shares remain restricted as of June 30, 2022 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2018	5.0	6,184	0.5
2020	3.0	20,342	0.6
2021	3.0	27,172	1.6
2022	3.0	24,829	2.6
2022	1.0	2,000	0.6
		80,527	1.6
The compensation cost related to these non-vested restricted stock grants is $2,281,000 and is recognized over the vesting terms of each grant. In the six months ended June 30, 2022, $412,000 of expense was recognized for these restricted shares, leaving $1,155,000 in unrecognized expense as of June 30, 2022. In the six months ended June 30, 2021, $490,000 of expense was recognized for restricted shares, leaving $1,044,000 in unrecognized expense as of June 30, 2021.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $385,000 and $340,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2022 and 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2022
Net income as reported	$19,702,000
Basic EPS: Income available to common shareholders	19,702,000	10,924,579	$1.80
Effect of dilutive securities: restricted stock		97,508
Diluted EPS: Income available to common shareholders plus assumed conversions	$19,702,000	11,022,087	$1.79
For the six months ended June 30, 2021
Net income as reported	$17,709,000
Basic EPS: Income available to common shareholders	17,709,000	10,895,112	$1.63
Effect of dilutive securities: restricted stock		85,179
Diluted EPS: Income available to common shareholders plus assumed conversions	$17,709,000	10,980,291	$1.61
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended June 30, 2022 and 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2022
Net income as reported	$9,997,000
Basic EPS: Income available to common shareholders	9,997,000	10,927,887	$0.91
Effect of dilutive securities: restricted stock		100,142
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,997,000	11,028,029	$0.91
For the quarter ended June 30, 2021
Net income as reported	$8,787,000
Basic EPS: Income available to common shareholders	8,787,000	10,902,013	$0.81
Effect of dilutive securities: restricted stock		84,685
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,787,000	10,986,698	$0.80

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Prior to 2020 and subject to a vote of the Board of Directors, the Bank could also make a discretionary contribution to the Plan. The Company adopted the safe harbor form of 401(k) plan in 2020 and made a 3.0% safe harbor contribution to the plan in 2021 and 2020. The expense related to the 401(k) plan was $550,000 and $405,000 for the six months ended June 30, 2022 and 2021, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $154,000 and $84,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the associated accrued liability included in other liabilities in the balance sheet was $2,882,000 compared to $2,872,000 and $2,932,000 at December 31, 2021 and June 30, 2021, respectively.

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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the six months ended June 30,
	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$1,353,000	$1,523,000
Interest cost	17,000	15,000
Benefits paid	(44,000)	(49,000)
Benefit obligation at end of period	$1,326,000	$1,489,000
Funded status
Benefit obligation at end of period	$(1,326,000)	$(1,489,000)
Unamortized gain	(133,000)	(35,000)
Accrued benefit cost at end of period	$(1,459,000)	$(1,524,000)
The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarter ended June 30,
	2022	2021	2022	2021
Components of net periodic benefit cost
Interest cost	$17,000	$15,000	$9,000	$8,000
Net periodic benefit cost	$17,000	$15,000	$9,000	$8,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	June 30, 2022	December 31, 2021	June 30, 2021
Unamortized net actuarial gain	$133,000	$133,000	$35,000
Deferred tax expense	(28,000)	(28,000)	(7,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$105,000	$105,000	$28,000
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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the six months and quarters ended June 30, 2022 and 2021.

	For the six months ended June 30,		For the quarter ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$(1,718,000)	$5,009,000	$(20,061,000)	$1,556,000
Unrealized losses arising during the period	(39,337,000)	(4,670,000)	(16,120,000)	(417,000)
Reclassification of net realized (gains) losses during the period	(1,000)	(164,000)	1,000	(45,000)
Related deferred taxes	8,261,000	1,015,000	3,385,000	96,000
Net change	(31,077,000)	(3,819,000)	(12,734,000)	(366,000)
Balance at end of period	$(32,795,000)	$1,190,000	$(32,795,000)	$1,190,000
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the six months and quarters ended June 30, 2022 and 2021.

	For the six months ended June 30,		For the quarter ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$(87,000)	$(133,000)	$(78,000)	$(124,000)
Amortization of net unrealized gains	18,000	25,000	6,000	14,000
Related deferred taxes	(4,000)	(5,000)	(1,000)	(3,000)
Net change	14,000	20,000	5,000	11,000
Balance at end of period	$(73,000)	$(113,000)	$(73,000)	$(113,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the six months and quarters ended June 30, 2022 and 2021.

	For the six months ended June 30,		For the quarter ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$—	$(4,932,000)	$—	$(1,463,000)
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	185,000	3,606,000	185,000	(784,000)
Related deferred taxes	(39,000)	(757,000)	(39,000)	164,000
Net change	146,000	2,849,000	146,000	(620,000)
Balance at end of period	$146,000	$(2,083,000)	$146,000	$(2,083,000)
There was no activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the six months and quarters ended June 30, 2022 and 2021.

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

The details of the interest rate swap agreements are as follows:

					June 30, 2022		December 31, 2021		June 30, 2021
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
08/02/2019	08/02/2024	1-Month USD Libor	1.590%	Other Liabilities	—	—	—	—	12,500,000	(425,000)
08/05/2019	08/05/2024	1-Month USD Libor	1.420%	Other Liabilities	—	—	—	—	12,500,000	(359,000)
02/12/2020	02/12/2023	3-Month USD Libor	1.486%	Other Liabilities	—	—	—	—	25,000,000	(509,000)
02/12/2020	02/12/2024	3-Month USD Libor	1.477%	Other Liabilities	—	—	—	—	25,000,000	(671,000)
06/28/2021	06/28/2026	1-Month USD Libor	1.158%	Other Liabilities	—	—	—	—	50,000,000	(820,000)
03/13/2020	03/13/2025	3-Month USD Libor	0.855%	Other Liabilities	—	—	—	—	25,000,000	(139,000)
03/13/2020	03/13/2030	3-Month USD Libor	1.029%	Other Assets	—	—	—	—	20,000,000	482,000
04/07/2020	04/07/2023	3-Month USD Libor	0.599%	Other Liabilities	—	—	—	—	20,000,000	(117,000)
04/07/2020	04/07/2024	3-Month USD Libor	0.643%	Other Liabilities	—	—	—	—	20,000,000	(79,000)
04/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	10,000,000	65,000	—	—	—	—
04/24/2022	01/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	10,000,000	62,000	—	—	—	—
04/27/2022	04/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	10,000,000	58,000	—	—	—	—
					$30,000,000	$185,000	$—	$—	$210,000,000	$(2,637,000)

The Company would reclassify unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings if the interest rate swaps were to become ineffective or the swaps were to terminate. In the fourth quarter 2021, the Bank took advantage of market opportunities to terminate its then open interest rate swap positions in order to de-lever the balance sheet and reset wholesale funding costs. A one-time gain of $336,000 was recognized in non-interest income in the fourth quarter 2021. Amounts paid or received under the swaps are reported in interest expense in the consolidated statement of income, and in interest paid in the consolidated statement of cash flows.

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
At June 30, 2022 and 2021, and December 31, 2021, there were six customer loan swap arrangements in place, detailed below:

		June 30, 2022			December 31, 2021			June 30, 2021
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$38,903,000	$3,440,000	3	$15,765,000	$789,000	3	$16,532,000	$689,000
Pay Fixed, Receive Variable	Other Liabilities	—	—	—	3	24,604,000	(1,802,000)	3	24,927,000	(2,138,000)
		6	38,903,000	3,440,000	6	40,369,000	(1,013,000)	6	41,459,000	(1,449,000)
Receive Fixed, Pay Variable	Other Assets	—	—	—	3	24,604,000	1,802,000	3	24,927,000	2,138,000
Receive Fixed, Pay Variable	Other Liabilities	6	38,903,000	(3,440,000)	3	15,765,000	(789,000)	3	16,532,000	(689,000)
		6	38,903,000	(3,440,000)	6	40,369,000	1,013,000	6	41,459,000	1,449,000
Total		12	$77,806,000	$—	12	$80,738,000	$—	12	$82,918,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At June 30, 2022, there was no collateral posted on its swap contracts or required amount to be pledged.
Cessation of LIBOR
The Company is aware that 1) certain tenors of US Dollar ("USD") denominated London Interbank Offering Rate ("LIBOR") indices ceased to be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee ("ARRC") to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate ("SOFR") as a replacement for LIBOR. The International Swap and Derivatives Association ("ISDA"), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the customer loan interest rate swap contracts the Company has in place as of June 30, 2022 is tied to a LIBOR tenor expected to be published until June 2023. The six contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts and designate a replacement reference rate index will be undertaken in late 2022.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2022, the prepayment assumption using the PSA model was 132, which translates into an anticipated prepayment rate of 6.34%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2022 and 2021, servicing rights capitalized totaled $237,000 and $646,000, respectively. Servicing rights amortized for the six-month periods ended June 30, 2022 and 2021 were $291,000 and $319,000, respectively. The fair value of servicing rights was $3,751,000, $3,041,000, and $2,777,000 at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. The Bank serviced loans for others totaling $354,308,000, $356,522,000, and $348,862,000 at June 30, 2022, December 31, 2021, and June 30, 2021, respectively.
The Bank recorded an impairment reserve as of June 30, 2021 and December 31, 2021 for strata with a fair value lower than cost. There was no impairment reserve as of June 30, 2022. Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2022	December 31, 2021	June 30, 2021
Mortgage servicing rights	$8,579,000	$8,341,000	$7,945,000
Accumulated amortization	(5,935,000)	(5,644,000)	(5,304,000)
Amortized cost	2,644,000	2,697,000	2,641,000
Impairment reserve	—	(26,000)	(93,000)
Carrying value	$2,644,000	$2,671,000	$2,548,000
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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2022 and 2021, and at December 31, 2021:

	June 30, 2022	December 31, 2021	June 30, 2021
Certificates of deposit < $100,000	$340,876,000	$252,568,000	$226,924,000
Certificates $100,000 to $250,000	282,180,000	258,211,000	310,068,000
Certificates $250,000 and over	81,354,000	55,426,000	59,210,000
	$704,410,000	$566,205,000	$596,202,000
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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2022 and 2021, and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022, December 31, 2021 and June 30, 2021.

	At June 30, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,067,000	$—	$21,067,000
Mortgage-backed securities	—	244,682,000	—	244,682,000
State and political subdivisions	—	31,950,000	—	31,950,000
Asset-backed securities	—	4,038,000	—	4,038,000
Total securities available for sale	—	301,737,000	—	301,737,000
Interest rate swap agreements	—	185,000	—	185,000
Customer loan interest swap agreements	—	3,440,000	—	3,440,000
Total interest rate swap agreements	—	3,625,000	—	3,625,000
Total assets	$—	$305,362,000	$—	$305,362,000

	At June 30, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$3,440,000	$—	$3,440,000
Total liabilities	$—	$3,440,000	$—	$3,440,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,899,000	$—	$21,899,000
Mortgage-backed securities	—	254,900,000	—	254,900,000
State and political subdivisions	—	39,122,000	—	39,122,000
Asset-backed securities	—	4,645,000	—	4,645,000
Total securities available for sale	—	320,566,000	—	320,566,000
Customer loan interest swap agreements	—	2,591,000	—	2,591,000
Total assets	$—	$323,157,000	$—	$323,157,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$2,591,000	$—	$2,591,000
Total liabilities	$—	$2,591,000	$—	$2,591,000

	At June 30, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$22,197,000	$—	$22,197,000
Mortgage-backed securities	—	246,290,000	—	246,290,000
State and political subdivisions	—	32,688,000	—	32,688,000
Asset-backed securities	—	5,072,000	—	5,072,000
Total securities available for sale	—	306,247,000	—	306,247,000
Interest rate swap agreements	—	482,000	—	482,000
Customer loan interest swap agreements	—	2,827,000	—	2,827,000
Total interest swap agreements	—	3,309,000	—	3,309,000
Total assets	$—	$309,556,000	$—	$309,556,000

	At June 30, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$3,119,000	$—	$3,119,000
Customer loan interest swap agreements	—	2,827,000	—	2,827,000
Total liabilities	$—	$5,946,000	$—	$5,946,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $26,000 at December 31, 2021 and $93,000 at June 30, 2021. There was no impairment reserve as of June 30, 2022. Other real estate owned is presented net of an allowance of $0 at June 30, 2022 and 2021. The Company had no other real estate owned or related allowance at December 31, 2021. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures.
Impaired loans below are presented net of specific allowances of $335,000, $441,000 and $473,000 at June 30, 2022, December 31, 2021, and June 30, 2021, respectively.

	At June 30, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,751,000	$—	$3,751,000
Other real estate owned	—	51,000	—	51,000
Impaired loans	—	5,000	—	5,000
Total assets	$—	$3,807,000	$—	$3,807,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,041,000	$—	$3,041,000
Impaired loans	—	224,000	—	224,000
Total assets	$—	$3,265,000	$—	$3,265,000

	At June 30, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,777,000	$—	$2,777,000
Other real estate owned	—	224,000	—	224,000
Impaired loans	—	189,000	—	189,000
Total assets	$—	$3,190,000	$—	$3,190,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2022 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$379,693,000	$335,950,000	$—	$335,950,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	611,302,000	610,394,000	—	—	610,394,000
Construction	127,628,000	127,438,000	—	—	127,438,000
Other	272,386,000	272,521,000	—	5,000	272,516,000
Municipal	46,658,000	47,414,000	—	—	47,414,000
Residential
Term	580,076,000	548,022,000	—	—	548,022,000
Construction	43,795,000	40,690,000	—	—	40,690,000
Home equity line of credit	70,620,000	73,594,000	—	—	73,594,000
Consumer	20,378,000	19,026,000	—	—	19,026,000
Total loans	1,772,843,000	1,739,099,000	—	5,000	1,739,094,000
Mortgage servicing rights	2,644,000	3,751,000	—	3,751,000	—
Financial liabilities
Local certificates of deposit	$254,717,000	$246,032,000	$—	$246,032,000	$—
National certificates of deposit	449,693,000	441,369,000	—	441,369,000	—
Total certificates of deposits	704,410,000	687,401,000	—	687,401,000	—
Repurchase agreements	71,501,000	71,448,000	—	71,448,000	—
Federal Home Loan Bank advances	55,087,000	55,072,000	—	55,072,000	—
Total borrowed funds	126,588,000	126,520,000	—	126,520,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2021 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$370,040,000	$375,327,000	$—	$375,327,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	570,134,000	570,187,000	—	—	570,187,000
Construction	78,522,000	78,529,000	—	—	78,529,000
Other	261,373,000	261,759,000	—	5,000	261,754,000
Municipal	48,185,000	48,634,000	—	—	48,634,000
Residential
Term	548,530,000	553,098,000	—	219,000	552,879,000
Construction	31,596,000	31,966,000	—	—	31,966,000
Home equity line of credit	72,587,000	72,381,000	—	—	72,381,000
Consumer	22,035,000	20,591,000	—	—	20,591,000
Total loans	1,632,962,000	1,637,145,000	—	224,000	1,636,921,000
Mortgage servicing rights	2,671,000	3,041,000	—	3,041,000	—
Financial liabilities
Local certificates of deposit	$232,724,000	$231,265,000	$—	$231,265,000	$—
National certificates of deposit	333,481,000	337,025,000	—	337,025,000	—
Total deposits	566,205,000	568,290,000	—	568,290,000	—
Repurchase agreements	81,251,000	79,065,000	—	79,065,000	—
Federal Home Loan Bank advances	55,091,000	55,998,000	—	55,998,000	—
Total borrowed funds	136,342,000	135,063,000	—	135,063,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2021 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$376,181,000	$383,454,000	$—	$383,454,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	520,803,000	515,609,000	—	—	515,609,000
Construction	64,980,000	64,332,000	—	—	64,332,000
Other	294,669,000	294,902,000	—	5,000	294,897,000
Municipal	40,876,000	40,625,000	—	—	40,625,000
Residential
Term	521,347,000	525,325,000	—	184,000	525,141,000
Construction	29,644,000	30,013,000	—	—	30,013,000
Home equity line of credit	76,668,000	74,713,000	—	—	74,713,000
Consumer	23,390,000	21,562,000	—	—	21,562,000
Total loans	1,572,377,000	1,567,081,000	—	189,000	1,566,892,000
Mortgage servicing rights	2,548,000	2,777,000	—	2,777,000	—
Financial liabilities
Local certificates of deposit	$243,447,000	$244,558,000	$—	$244,558,000	$—
National certificates of deposit	352,755,000	356,258,000	—	356,258,000	—
Total certificates of deposits	596,202,000	600,816,000	—	600,816,000	—
Repurchase agreements	83,554,000	82,220,000	—	82,220,000	—
Federal Home Loan Bank advances	145,094,000	146,637,000	—	146,637,000	—
Total borrowed funds	228,648,000	228,857,000	—	228,857,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets, held at the reporting date that are accounted for at amortized cost, be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU was to be effective for all SEC registrants for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, FASB voted to finalize a proposal issued in August 2019 under which the effective implementation date was changed for SEC registrants meeting the definition of a Smaller Reporting Company to fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company qualifies as a Smaller Reporting Company. It continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements, and continues to anticipate that it may have a material impact upon adoption. The Bank formed an implementation committee for ASU No. 2016-13. Committee members participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and chose a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. An Allowance for Credit Loss Committee has been formed to guide the late stages of implementing the software and and eventual adoption of the new standard. The Bank plans to run incurred loss and current expected credit loss models in parallel until adoption of ASU No. 2016-13 on January 1, 2023.

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

Risks and Uncertainties. As of June 30, 2022, local and state governments in the US have eased or eliminated most restrictions imposed to curtail the spread of the global pandemic, COVID-19. There continues to be uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any further government actions to mitigate them. Accordingly, while management has considered the effect of the pandemic on collectability of loans receivable and other business impacts, it is possible that this matter may have a further financial impact on the Company's financial position and results of future operations, such potential impact of which cannot be reasonably estimated.
Government economic programs intended to backstop and bolster the economy through the pandemic, such as the Payroll Protection Program (PPP) have ended, and the nation's economy has entered an inflationary phase. The Consumer Price Index has risen at levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem, the Federal Reserve has reversed course on its previously accommodative monetary policies and aggressively increased short-term interest rates. These actions are intended to slow overall economic activity and risk entering the economy into a recession. The conflict between Russia and Ukraine has exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2022	2021	2022	2021
Net interest income as presented	$37,318	$31,596	$18,698	$15,723
Effect of tax-exempt income	1,127	1,188	570	592
Net interest income, tax equivalent	$38,445	$32,784	$19,268	$16,315
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2022	2021	2022	2021
Non-interest expense, as presented	$20,822	$19,370	$10,172	$9,496
Net interest income, as presented	37,318	31,596	18,698	15,723
Effect of tax-exempt interest income	1,127	1,188	570	592
Non-interest income, as presented	8,312	10,209	4,080	4,911
Effect of non-interest tax-exempt income	84	83	43	41
Net securities (gains) losses	(1)	(164)	1	(45)
Adjusted net interest income plus non-interest income	$46,840	$42,912	$23,392	$21,222
Non-GAAP efficiency ratio	44.45%	45.14%	43.49%	44.75%
GAAP efficiency ratio	45.63%	46.33%	44.66%	46.02%
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
The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2022	2021	2022	2021
Average shareholders' equity as presented	$239,267	$230,760	$231,980	$233,214
Less average intangible assets	(30,910)	(30,980)	(30,919)	(30,995)
Average tangible shareholders' common equity	$208,357	$199,780	$201,061	$202,219

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2022	2021	2022	2021
Net Income, as presented	$19,702	$17,709	$9,997	$8,787
Add: provision for loan losses	900	1,050	450	525
Add: income taxes expense	4,206	3,676	2,159	1,826
Pre-tax, pre-provision net income	$24,808	$22,435	$12,606	$11,138

Executive Summary
Net income for the six months ended June 30, 2022 was $19.7 million, up $2.0 million or 11.3% from the same period in 2021. Earnings per common share on a fully diluted basis were $1.79 for the six months ended June 30, 2022, up $0.18 or 11.2% from the $1.61 posted for the same period in 2021. For the quarter ended June 30, 2022, net income was $10.0 million, up $1.2 million or 13.8% from the same period in 2021. Earnings per common share on a fully diluted basis were $0.91 for the quarter ended June 30, 2022, up $0.11 or 13.8% from the $0.80 posted for the same period in 2021.
The Company started 2022 very strongly, posting record earnings in each of the first two quarters. Growth in net interest income, predominantly from earning asset growth, was a primary driver year-to-date, more than offsetting the effects of decreased mortgage activity and the wind-down of the Payroll Protection Program (PPP). Based upon the strength of the Company's earnings, dividends totaling 66 cents per share have been declared year-to-date, representing a payout to our shareholders of 36.67% of basic earnings per share for the period.

Net interest income on a tax-equivalent basis was up $5.7 million or 17.3% in the six months ended June 30, 2022 compared to the same period in 2021. This increase is attributable primarily to growth in earning assets and reduced funding costs. The tax equivalent net interest margin for the six months ended June 30, 2022, was 3.18%, up from 2.93% for the same period in 2021. For the quarter ended June 30, 2022, net interest income on a tax-equivalent basis increased $3.0 million or 18.1% compared to the same period in 2021, with the net interest margin at 3.13% compared to 2.86% for the same period in 2021.
Non-interest income for the six months ended June 30, 2022 was $8.3 million, down $1.9 million or 18.6%, from the six months ended June 30, 2021. Revenue at First National Wealth Management increased $209,000 or 9.4% over the same period, debit card revenue was up $213,000 or 8.4%, while mortgage banking revenue decreased $2.4 million or 73.6%. Net gains on sales of securities for the six months ended June 30, 2022 were down $163,000, or 99.4% from the prior year period.
Non-interest expense for the six months ended June 30, 2022 was $20.8 million, up $1.5 million or 7.5% from the six months ended June 30, 2021. Salaries and employee benefits increased as well as occupancy expense, over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.18% of total assets as of June 30, 2022, down from 0.30% of total assets as of June 30, 2021 and 0.23% as of December 31, 2021. Total past-due loans were 0.18% of total loans as of June 30, 2022, down from 0.26% of total loans as of December 31, 2021 and 0.22% as of June 30, 2021.
The provision for loan losses for the first six months of 2022 was $900,000, down from the $1.1 million provisioned in the same period in 2021. The Company continues to view it prudent to consider the uncertainties brought about by COVID-19 and the potential impact to borrowers in its provision analysis. Net loan chargeoffs for the six months ended June 30, 2022 were $220,000 or 0.03% of average loans on an annualized basis. This was down slightly from net charge-offs of $269,000 for the six months ended June 30, 2021. The allowance for loan losses increased $680,000 between December 31, 2021 and June 30, 2022, and now stands at 0.91% of loans outstanding as of June 30, 2022, down from 0.94% at December 31, 2021 and 1.07% at June 30, 2021.
The Company's balance sheet continued to expand in the first six months of 2022 as total assets increased $103.3 million or 4.1% year-to-date. The loan portfolio increased $140.7 million or 8.5% in the six months ended June 30, 2022 and $200.1 million or 12.6% from a year ago. Loan growth in the first six months of 2022 was centered in commercial real estate and construction loans, up $90.9 million, and other commercial loans, up $11.1 million. Other commercial loans include PPP loan balances of $56,467, a decrease of $22.0 million since December 31, 2021. The investment portfolio decreased $9.8 million year-to-date and decreased $5.1 million or 0.7% from a year ago based upon changes in the carrying value of Available-for-Sale securities. On the liability side of the balance sheet, low-cost deposits have decreased $8.9 million or 0.7% year-to-date, with decreases in checking account, NOW, partially offset by increases in demand and savings account balances. Year-over-year, low-cost deposits have increased $152.0 million or 12.8%. Local certificates of deposit ("CDs") increased $22.0 million and wholesale CDs increased $116.2 million year-to-date.
Remaining well capitalized is a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 13.63% as of June 30, 2022, solidly above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios were strong in the first six months of 2022, with a return on average tangible common equity of 19.07% for the six months ended June 30, 2022 compared to 17.88% for the same period in 2021. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 44.45% for the six months ended June 30, 2022 compared to 45.14% for the same period in 2021.

Net Interest Income
Total interest income of $42.0 million for the six months ended June 30, 2022 was an increase of $4.5 million or 11.9% compared to total interest income of $37.5 million for the same period of 2021, with growth in earning assets primarily responsible for the increase. Total interest expense of $4.6 million for the six months ended June 30, 2022 was a decrease of $1.3 million or 21.2% compared to total interest expense for the six months ended June 30, 2021. As a result, net interest income of $37.3 million for the six months ended June 30, 2022 was an increase of $5.7 million or 18.1% compared to net interest income of $31.6 million for the same period ended June 30, 2021. The Company's net interest margin on a tax-equivalent basis for the six months ended June 30, 2022 was 3.18%, up from 2.93% for the first six months of 2021. Tax-exempt interest income amounted to $4.2 million for the six months ended June 30, 2022 compared to $4.5 million for the six months ended June 30, 2021.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2022 and 2021. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the six months ended
	June 30, 2022		June 30, 2021
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$71	0.52%	$24	0.10%
Investments	8,967	2.61%	8,546	2.49%
Loans held for sale	9	2.29%	27	1.71%
Loans	34,044	4.00%	30,085	4.01%
Total interest income	43,091	3.57%	38,682	3.45%
Interest expense
Deposits	4,026	0.44%	4,146	0.51%
Other borrowings	620	0.94%	1,752	1.53%
Total interest expense	4,646	0.47%	5,898	0.64%
Net interest income	$38,445		$32,784
Interest rate spread		3.10%		2.81%
Net interest margin		3.18%		2.93%

	For the quarters ended
	June 30, 2022		June 30, 2021
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$62	0.87%	$12	0.09%
Investments	4,577	2.67%	4,204	2.43%
Loans held for sale	6	5.36%	8	1.62%
Loans	17,356	3.97%	14,909	3.88%
Total interest-earning assets	22,001	3.57%	19,133	3.36%
Interest expense
Deposits	2,401	0.51%	1,948	0.47%
Other borrowings	332	1.01%	870	1.54%
Total interest expense	2,733	0.54%	2,818	0.60%
Net interest income	$19,268		$16,315
Interest rate spread		3.03%		2.76%
Net interest margin		3.13%		2.86%
Interest income includes $137,000 in net origination fees recognized during the second quarter of 2022, attributable to PPP loans; as of June 30, 2022, net unrecognized PPP origination fees were zero. Interest income in the second quarter of 2021 included a net $641,000 in origination fees recognized on PPP loans; as of June 30, 2021 net unrecognized PPP origination fees totaled $3.4 million.

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2022 compared to 2021. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the six months ended June 30, 2022 compared to 2021
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(11)	$105	$(47)	$47
Investment securities	(3)	424	—	421
Loans held for sale	(20)	9	(7)	(18)
Loans	3,990	(27)	(4)	3,959
Change in interest income	3,956	511	(58)	4,409
Interest expense
Deposits	563	(602)	(81)	(120)
Other borrowings	(741)	(677)	286	(1,132)
Change in interest expense	(178)	(1,279)	205	(1,252)
Change in net interest income	$4,134	$1,790	$(263)	$5,661
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2022 compared to 2021
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(5)	$101	$(46)	$50
Investment securities	(39)	416	(4)	373
Loans held for sale	(6)	18	(14)	(2)
Loans	2,082	320	45	2,447
Change in interest income	2,032	855	(19)	2,868
Interest expense
Deposits	302	131	20	453
Other borrowings	(367)	(295)	124	(538)
Change in interest expense	(65)	(164)	144	(85)
Change in net interest income	$2,097	$1,019	$(163)	$2,953

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters ended June 30, 2022 and 2021.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Assets
Cash and cash equivalents	$22,271	$22,362	$24,676	$21,881
Interest-bearing deposits in other banks	27,378	49,604	28,646	52,026
Securities available for sale (includes tax exempt securities of $34,751 and $35,378 at June 30, 2022 and 2021, respectively)	311,281	303,362	302,850	303,658
Securities to be held to maturity (included tax exempt securities of $252,312 and $250,235 at June 30, 2022 and 2021, respectively)	375,461	378,854	379,111	380,177
Restricted equity securities, at cost	5,113	9,894	4,845	9,458
Loans held for sale	792	3,192	449	1,983
Loans	1,715,229	1,514,380	1,754,773	1,539,718
Allowance for loan losses	(15,757)	(16,589)	(15,954)	(16,765)
Net loans	1,699,472	1,497,791	1,738,819	1,522,953
Accrued interest receivable	9,597	10,180	10,329	10,584
Premises and equipment	29,017	28,600	29,086	29,804
Other real estate owned	1	455	1	321
Goodwill	30,646	30,647	30,646	30,647
Other assets	49,333	46,332	53,176	44,439
Total Assets	$2,560,362	$2,381,273	$2,602,634	$2,407,931
Liabilities & Shareholders' Equity
Demand deposits	$324,875	$271,107	$321,143	$281,358
NOW deposits	645,566	533,716	634,251	545,818
Money market deposits	218,729	172,203	236,470	182,331
Savings deposits	369,373	321,607	372,088	328,132
Certificates of deposit	612,608	597,891	658,442	589,902
Total deposits	2,171,151	1,896,524	2,222,394	1,927,541
Borrowed funds – short term	133,466	176,441	131,233	172,235
Borrowed funds – long term	87	55,094	87	55,094
Dividends payable	819	887	855	832
Other liabilities	15,572	21,567	16,085	19,015
Total Liabilities	2,321,095	2,150,513	2,370,654	2,174,717
Shareholders' Equity:
Common stock	110	110	110	110
Additional paid-in capital	67,162	65,642	67,363	65,867
Retained earnings	189,500	165,782	192,668	168,274
Net unrealized gain (loss) on securities available for sale	(17,524)	2,203	(28,181)	1,020
Net unrealized loss on securities transferred from available for sale to held to maturity	(81)	(125)	(75)	(121)
Net unrealized loss on cash flow hedging derivative instruments	(5)	(2,880)	(10)	(1,964)
Net unrealized gain on postretirement benefit costs	105	28	105	28
Total Shareholders' Equity	239,267	230,760	231,980	233,214
Total Liabilities & Shareholders' Equity	$2,560,362	$2,381,273	$2,602,634	$2,407,931

Non-Interest Income
Non-interest income of $8.3 million for the six months ended June 30, 2022 is a decrease of $1.9 million compared to the same period in 2021. Revenue at First National Wealth Management increased $209,000 or 9.4% over the same period, debit card revenue was up $213,000 or 8.4%, and service charge revenue was up 25.7%. As expected, mortgage banking revenues continued to trend down from the heights of the past two years, down $2.4 million, or 73.6%; the decrease is attributable to a significant year-to-year decrease in mortgage refinance activity and a $40,000 mark against mortgage servicing rights recognized in the second quarter of 2022. Non-interest income of $4.1 million for the quarter ended June 30, 2022 is a decrease of $831,000 compared to the same period in 2021, due primarily to mortgage banking revenue.

Non-Interest Expense
Non-interest expense of $20.8 million for the six months ended June 30, 2022 is an increase of 7.5% or $1.5 million compared to non-interest expense of $19.4 million for the same period in 2021. Salaries and employee benefits increased as well as occupancy expense, over the same period. Non-interest expense of $10.2 million for the quarter ended June 30, 2022 is an increase of 7.1% compared to non-interest expense of $9.5 million for the same period in 2021 due to the reasons mentioned. The Company's non-GAAP efficiency ratio stood at 44.45% for the six months ended June 30, 2022, down from 45.14% for the same period in 2021.

Income Taxes
Income taxes on operating earnings were $4.2 million for the six months ended June 30, 2022, up $530,000 from the same period in 2021.

Investments
The carrying value of the Company's investment portfolio decreased by $9.8 million between December 31, 2021 and June 30, 2022. As of June 30, 2022, mortgage-backed securities had a carrying value of $332.4 million and a fair value of $294.1 million. Of this total, securities with a fair value of $76.3 million or 25.9% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $217.8 million or 74.1% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $73,000 at June 30, 2022. This compares to $87,000 and $113,000, net of taxes, at December 31, 2021 and June 30, 2021, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2022 and 2021 and December 31, 2021.

Dollars in thousands	June 30, 2022	December 31, 2021	June 30, 2021
Securities available for sale
U.S. Government-sponsored agencies	$21,067	$21,899	$22,197
Mortgage-backed securities	244,682	254,900	246,290
State and political subdivisions	31,950	39,122	32,688
Asset-backed securities	4,038	4,645	5,072
	$301,737	$320,566	$306,247
Securities to be held to maturity
U.S. Government-sponsored agencies	$38,100	$35,600	$35,600
Mortgage-backed securities	57,739	60,646	69,086
State and political subdivisions	256,104	250,544	253,245
Corporate securities	27,750	23,250	18,250
	$379,693	$370,040	$376,181
Restricted equity securities
Federal Home Loan Bank Stock	$3,683	$4,328	$7,802
Federal Reserve Bank Stock	1,037	1,037	1,037
	$4,720	$5,365	$8,839
Total securities	$686,150	$695,971	$691,267

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2022. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	2,882	1.83%	—	0.00%
Due in 5 to 10 years	8,343	1.17%	11,500	1.10%
Due after 10 years	9,842	2.00%	26,600	1.75%
Total	21,067	1.65%	38,100	1.56%
Mortgage-Backed Securities
Due in 1 year or less	12	4.20%	—	0.00%
Due in 1 to 5 years	329	2.65%	10	8.29%
Due in 5 to 10 years	3,668	1.54%	155	7.41%
Due after 10 years	240,673	1.94%	57,574	1.46%
Total	244,682	1.93%	57,739	1.47%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,792	4.35%
Due in 1 to 5 years	365	5.06%	8,092	4.11%
Due in 5 to 10 years	3,540	2.49%	39,585	3.55%
Due after 10 years	28,045	3.12%	206,635	2.51%
Total	31,950	3.07%	256,104	2.73%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	4,038	2.65%	—	0.00%
Total	4,038	2.65%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	6,750	4.77%
Due in 5 to 10 years	—	0.00%	21,000	4.11%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	27,750	4.27%
	$301,737	2.04%	$379,693	2.54%

Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at June 30, 2022 amounted to $85.7 million, or 12.21% of the amortized cost of the total securities portfolio. At December 31, 2021, this amount was $8.4 million, or 1.26% of the amortized cost of total securities portfolio. The position change since 2021 year-end is the result of the significant increase in market interest rates during the period.
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
As of June 30, 2022, the Company had temporarily impaired securities with a fair value of $554.9 million and unrealized losses of $85.7 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $161.7 million as of June 30, 2022, compared with $55.9 million at December 31, 2021. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2022:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,996	$(631)	$43,782	$(11,713)	$51,778	$(12,344)
Mortgage-backed securities	173,507	(17,645)	112,781	(20,759)	286,288	(38,404)
State and political subdivisions	189,673	(32,189)	5,178	(2,139)	194,851	(34,328)
Asset-backed securities	4,038	(88)	—	—	4,038	(88)
Corporate Securities	17,956	(544)	—	—	17,956	(544)
	$393,170	$(51,097)	$161,741	$(34,611)	$554,911	$(85,708)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2022, there were $12.3 million unrealized losses on these securities compared to $2.3 million unrealized losses as of December 31, 2021. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at June 30, 2022.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2022, there were $38.4 million of unrealized losses on these securities compared with $5.7 million at December 31, 2021. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2022. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2022, there were $34.3 million of unrealized losses on these securities compared to $390,000 at December 31, 2021. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At June 30, 2022, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2022 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2022.
Asset-backed securities. As of June 30, 2022, there were $88,000 of unrealized losses on these securities compared to none at December 31, 2021. These securities consist of U.S Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at June 30, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2022.
Corporate securities. As of June 30, 2022, there were $544,000 of unrealized losses on these securities compared to $66,000 at December 31, 2021. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2022, all corporate bond issuers were current on contractually obligated interest and principal payments. Management believes that the unrealized losses at June 30, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2022, the Bank's investment in FHLB stock totaled $3.7 million. This compares to $4.3 million as of December 31, 2021 and $7.8 million as of June 30, 2021. FHLB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through June 30, 2022. The Company will continue to monitor its investment in FHLB stock.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2022, the Bank had $689,000 in loans held for sale. This compares to $835,000 loans held for sale at December 31, 2021 and $1.1 million loans held for sale at June 30, 2021. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.

Loans
The loan portfolio increased during the first six months of 2022, with total loans at $1.79 billion at June 30, 2022, up $140.7 million or 8.5% from total loans of $1.65 billion at December 31, 2021. Commercial loans increased $102.0 million or 11.1% between December 31, 2021 and June 30, 2022, municipal loans decreased $1.5 million or 3.2%, residential term loans increased $31.5 million, residential construction increased $12.2 million, and home equity lines of credit decreased $1.9 million. Loans made under the U.S. Small Business Administration's PPP accounted for $56,000 of commercial loans as of June 30, 2022.
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
Construction loans, both commercial and residential, at 70.7% of total Bank capital are well under the regulatory guidance of 100.0% of capital at June 30, 2022. Construction loans and non-owner-occupied commercial real estate loans are at 223.8% of total Bank capital, well under the regulatory guidance of 300.0% of capital at June 30, 2022.
The following table summarizes the loan portfolio, by class, at June 30, 2022 and 2021 and December 31, 2021.

Dollars in thousands	June 30, 2022		December 31, 2021		June 30, 2021
Commercial
Real estate	$617,488	34.5%	$576,198	35.0%	$527,415	33.2%
Construction	128,927	7.2%	79,365	4.8%	65,794	4.1%
Other	275,714	15.4%	264,570	16.1%	298,747	18.8%
Municipal	46,835	2.6%	48,362	2.9%	41,079	2.6%
Residential
Term	582,313	32.6%	550,783	33.4%	523,344	33.0%
Construction	44,011	2.5%	31,763	1.9%	29,818	1.9%
Home equity line of credit	71,711	4.0%	73,632	4.5%	77,709	4.9%
Consumer	21,356	1.2%	22,976	1.4%	24,358	1.5%
Total loans	$1,788,355	100.0%	$1,647,649	100.0%	$1,588,264	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2022.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$1,284	$29,507	$67,282	$519,415	$617,488
Construction	150	5,993	14,217	108,567	128,927
Other	1,115	107,070	63,550	103,979	275,714
Municipal	438	25,060	6,613	14,724	46,835
Residential
Term	—	9,827	47,638	524,848	582,313
Construction	—	1,828	—	42,183	44,011
Home equity line of credit	1,306	343	1,686	68,376	71,711
Consumer	5,543	7,391	3,070	5,352	21,356
Total loans	$9,836	$187,019	$204,056	$1,387,444	$1,788,355
The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2022.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$90,677	5.1%	$526,811	29.4%	$617,488	34.5%
Construction	32,365	1.8%	96,562	5.4%	128,927	7.2%
Other	123,629	6.9%	152,085	8.5%	275,714	15.4%
Municipal	46,535	2.6%	300	0.0%	46,835	2.6%
Residential
Term	425,147	23.8%	157,166	8.8%	582,313	32.6%
Construction	36,141	2.1%	7,870	0.4%	44,011	2.5%
Home equity line of credit	163	0.0%	71,548	4.0%	71,711	4.0%
Consumer	13,942	0.8%	7,414	0.4%	21,356	1.2%
Total loans	$768,599	43.1%	$1,019,756	56.9%	$1,788,355	100.0%

Loan Concentrations
As of June 30, 2022, the Bank had two concentrations of loans that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $200.5 million, or 11.21% of total loans and loans to lessors of residential buildings and dwellings totaled $181.3 million, or 10.13% of total loans. As of June 30, 2021, the Bank had one concentration that exceeded 10% of its total loan portfolio, loans to hotels (except Casino hotels) and motels, that totaled $160.4 million, or 10.10% of total loans.

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
The process of establishing the allowance with respect to the commercial loan portfolio begins when a Loan Officer or Senior Officer (or designate) initially assigns each loan a risk rating, using established credit criteria. Approximately 60% of commercial loan outstanding balances are subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $500,000 are subject to review annually by the Company's internal credit review function. Our methodology employs Management's judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2022, impaired loans with specific reserves totaled $2.9 million and the amount of such reserves was $613,000. This compares to impaired loans with specific reserves of $3.1 million at December 31, 2021 and the amount of such reserves was $576,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2022 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of June 30, 2022 and 2021 and December 31, 2021. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2022		December 31, 2021		June 30, 2021
Commercial
Real estate	$5,480	34.5%	$5,367	35.0%	$6,088	33.2%
Construction	1,151	7.2%	746	4.8%	$750	4.1%
Other	2,948	15.4%	2,830	16.1%	$3,757	18.8%
Municipal	157	2.6%	157	2.9%	$187	2.6%
Residential
Term	2,592	32.6%	2,733	33.4%	$2,896	33.0%
Construction	191	2.5%	148	1.9%	$160	1.9%
Home equity line of credit	966	4.0%	925	4.5%	$959	4.9%
Consumer	866	1.2%	833	1.4%	$892	1.5%
Unallocated	1,850	—%	1,782	—%	$1,345	—%
Total	$16,201	100.0%	$15,521	100.0%	$17,034	100.0%

The allowance for loan losses totaled $16.2 million at June 30, 2022, compared to $15.5 million as of December 31, 2021 and $17.0 million as of June 30, 2021. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $37,000 in the first six months of 2022 from $576,000 at December 31, 2021 to $613,000 at June 30, 2022. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $110,000 in the first six months of 2022. The portion of the reserve based on qualitative factors increased $465,000 in the first six months of 2022 due to a mix of factors. These included changes in various macroeconomic measures used in the qualitative model, updated analysis of the loan portfolio in multiple stress scenarios, and performance after exit of COVID-19 related loan modifications. Unallocated reserves of $1.8 million, or 11.5% of the total reserve at December 31, 2021, increased to $1.9 million, or 11.4% as of June 30, 2022. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the unallocated portion of the reserve at June 30, 2022 adequately addresses general imprecision related to loan portfolio growth, along with other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance.
A breakdown of the allowance for loan losses as of June 30, 2022, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$—	$873	$4,607	$—	$5,480
Construction	8	182	961	—	1,151
Other	502	390	2,056	—	2,948
Municipal	—	—	157	—	157
Residential
Term	103	164	2,325	—	2,592
Construction	—	13	178	—	191
Home equity line of credit	—	104	862	—	966
Consumer	—	240	626	—	866
Unallocated	—	—	—	1,850	1,850
	$613	$1,966	$11,772	$1,850	$16,201

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $900,000 for the first six months of 2022 and $1.1 million the first six months of 2021. Net charge-offs were $220,000 in the first six months of 2022, down from $269,000 in the first six months of 2021. Our allowance as a percentage of outstanding loans was 0.91% as of June 30, 2022, down marginally from 0.94% as of December 31, 2021, and down from 1.07% as of June 30, 2021.

The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2022 and 2021 and for the year ended December 31, 2021:

Dollars in thousands	June 30, 2022	December 31, 2021	June 30, 2021
Balance at the beginning of period	$15,521	$16,253	$16,253
Loans charged off:
Commercial
Real estate	—	106	5
Construction	—	—	—
Other	43	288	286
Municipal	—	—	—
Residential
Term	—	42	41
Construction	—	—	—
Home equity line of credit	29	—	—
Consumer	287	312	147
Total	359	748	479
Recoveries on loans previously charged off
Commercial
Real estate	17	95	95
Construction	—	—	—
Other	2	84	2
Municipal	—	—	—
Residential
Term	11	66	9
Construction	—	—	—
Home equity line of credit	1	61	48
Consumer	108	85	56
Total	139	391	210
Net loans charged off	220	357	269
Provision (credit) for loan losses	900	(375)	1,050
Balance at end of period	$16,201	$15,521	$17,034
Ratio of net loans charged off to average loans outstanding[1]	0.03%	0.02%	0.04%
Ratio of allowance for loan losses to total loans outstanding	0.91%	0.94%	1.07%
1 Annualized using a 365-day basis for both 2022 and 2021.
In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, including effects of the COVID-19 pandemic.

COVID-19 Impact on Loan Portfolio
First National Bank is a designated SBA preferred lender and has participated in both the 2020 (PPP1) and 2021 (PPP2) rounds of the PPP. Under PPP1, 1,718 loans were granted totaling $97.8 million in funds disbursed to qualified small businesses and under PPP2 there were 1,263 loans granted totaling $52.1 million. The Bank worked actively with borrowers to process applications for forgiveness per PPP guidelines. As of June 30, 2022, remaining PPP1 & PPP2 balances totaled $56,000.

The State of Maine, where most of the Bank's customers reside and/or operate businesses, has re-opened its economy. The emergence of COVID-19 variants virus has not resulted in new restrictions or curtailment of economic activity, but COVID-19 remains a threat to economic normalization and could ultimately have a negative impact on the Bank's borrowers.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.27% at June 30, 2022 compared to 0.35% at December 31, 2021 and 0.44% at June 30, 2021. The following table shows the distribution of nonperforming loans by class as of June 30, 2022 and 2021 and December 31, 2021:

Dollars in thousands	June 30, 2022	December 31, 2021	June 30, 2021
Commercial
Real estate	$197	$242	$1,029
Construction	25	27	105
Other	953	1,068	1,452
Municipal	—	—	—
Residential
Term	3,383	3,808	3,820
Construction	—	—	—
Home equity line of credit	254	457	575
Consumer	—	—	—
Total nonperforming loans	$4,812	$5,602	$6,981
Allowance for loan losses as a percentage of nonperforming loans	336.7%	277.1%	244.0%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2022, loans 90 or more days past due and still accruing interest totaled $76,000, compared to $32,000 at December 31, 2021 and $104,000 at June 30, 2021.

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
As of June 30, 2022, we had 53 loans with a balance of $7.5 million that have been restructured. This compares to 60 loans with a balance of $8.3 million and 72 loans with a balance of $10.8 million classified as TDRs as of December 31, 2021 and June 30, 2021, respectively.
The following table shows the activity in loans classified as TDRs between December 31, 2021 and June 30, 2022:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2021	60	$8,341
Added in 2022	—	—
Loans paid off in 2022	(7)	(660)
Repayments in 2022	—	(197)
Total at June 30, 2022	53	$7,484

As of June 30, 2022, 36 loans with an aggregate balance of $6.1 million were performing under the modified terms, 14 loans with an aggregate balance of $1.3 million were on nonaccrual and three loans with an aggregate balance of $64,000 were more than 30 days past due and accruing. As a percentage of aggregate outstanding balance, 81.23% were performing under the modified terms, 17.92% were on nonaccrual and 0.86% were past due and still accruing.
The performance status of all TDRs as of June 30, 2022, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$1,155	$—	$—	$1,155
Construction	661	—	—	661
Other	207	—	502	709
Municipal	—	—	—	—
Residential
Term	4,056	63	839	4,958
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	1	—	1
	$6,079	$64	$1,341	$7,484
Percent of balance	81.2%	0.86%	17.9%	100.0%
Number of loans	36	3	14	53
Associated specific reserve	$112	$—	$316	$428

Residential and consumer TDRs as of June 30, 2022 included 41 loans with an aggregate balance of $5.0 million, and the modifications granted fell into four major categories. Loans totaling $2.9 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $1.8 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Rate concessions were granted on loans totaling $360,000. Loans with an aggregate balance of $771,000 were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of June 30, 2022 were comprised of 12 loans with a balance of $2.5 million. Of this total, four loans with an aggregate balance of $1.1 million had an extended period of interest-only payments, deferring the start of principal repayment. One loan with an aggregate balance of $230,000 had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Three loans with an aggregate balance of $252,000 had a deferral of payment. The remaining four loans with an aggregate balance of $1.0 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it generally remains classified as such until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of June 30, 2022, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $885,000. There were also 14 loans with an outstanding balance of $1.3 million that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $11.0 million at June 30, 2022, and have decreased $1.1 million from December 31, 2021. There were 92 impaired loans at June 30, 2022 down from 107 loans at December 31, 2021. Impaired commercial loans decreased $222,000 between December 31, 2021 and June 30, 2022. The specific allowance for impaired commercial loans increased from $439,000 at December 31, 2021 to $510,000 as of June 30, 2022, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2021 to June 30, 2022, impaired residential loans decreased $671,000 and impaired home equity lines of credit decreased $203,000.
The following table sets forth impaired loans as of June 30, 2022 and 2021 and December 31, 2021:

Dollars in thousands	June 30, 2022	December 31, 2021	June 30, 2021
Commercial
Real estate	$1,352	$1,428	$3,074
Construction	686	689	787
Other	1,160	1,303	1,989
Municipal	—	—	—
Residential
Term	7,502	8,173	9,126
Construction	—	—	—
Home equity line of credit	254	457	596
Consumer	1	2	6
Total	$10,955	$12,052	$15,578

Past Due Loans
The Bank's overall loan delinquency ratio was 0.18% at June 30, 2022 compared to 0.26% at December 31, 2021 and 0.22% at June 30, 2021. Loans 90 days delinquent and accruing increased from $32,000 at December 31, 2021 to $76,000 as of June 30, 2022. The following table sets forth loan delinquencies as of June 30, 2022 and 2021 and December 31, 2021:

Dollars in thousands	June 30, 2022	December 31, 2021	June 30, 2021
Commercial
Real estate	$197	$440	$266
Construction	—	24	29
Other	607	157	883
Municipal	—	—	—
Residential
Term	2,035	2,297	1,622
Construction	—	—	—
Home equity line of credit	186	1,035	289
Consumer	122	392	331
Total	$3,147	$4,345	$3,420
Loans 30-89 days past due to total loans	0.09%	0.13%	0.08%
Loans 90+ days past due and accruing to total loans	0.004%	0.000%	0.010%
Loans 90+ days past due on non-accrual to total loans	0.08%	0.13%	0.12%
Total past due loans to total loans	0.18%	0.26%	0.22%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2022, there were two potential problem loans with a balance of $111,000 or 0.006% of total loans. At December 31, 2021, there were no potential problem loans.
As of June 30, 2022, there were six loans in the process of foreclosure with a total balance of $727,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2022 there were two properties owned with an OREO balance of $51,000, with no allowance for losses. This compares to December 31, 2021, when there were no OREO properties, and June 30, 2021 when there was one property owned with an OREO balance of $224,000, with no allowance for losses.
The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2022	December 31, 2021	June 30, 2021
Carrying Value
Commercial
Real estate	$—	$—	$224
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	51	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	51	—	224
Related Allowance
Commercial
Real estate	—	—	—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	—	—	—
Net Value
Commercial
Real estate	—	—	224
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	51	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$51	$—	$224

Liquidity Management
As of June 30, 2022, the Bank had primary sources of liquidity of $964.0 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has $482.0 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 84.8% of total average assets in the first six months of 2022, up from 79.6% a year ago. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first six months of 2022, total deposits increased by $128.7 million or 6.1% from December 31, 2021 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $8.9 million or 0.7% in the first six months of 2022, money market deposits decreased $588,000 or 0.3%, and certificates of deposit increased $138.2 million or 24.4%. Between June 30, 2021 and June 30, 2022, total deposits increased by $290.7 million or 14.8%. Low-cost deposits increased by $152.0 million or 12.8%, money market accounts increased $30.5 million or 17.3%, and certificates of deposit increased $108.2 million or 18.1%. Estimated uninsured deposits totaled $222.8 million, $172.3 million and $228.4 million at June 30, 2022, 2021 and December 31, 2021, respectively.
Borrowed Funds
The Company uses funding from the FHLB, the FRB and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2022, borrowed funds decreased $9.8 million or 7.2% from December 31, 2021, all in customer repurchase agreements. Between June 30, 2021 and June 30, 2022, borrowed funds decreased by $102.1 million or 44.6%; this decrease resulted primarily from repayment of various FHLB borrowings.
Shareholders' Equity
Shareholders' equity as of June 30, 2022 was $227.7 million, compared to $245.7 million as of December 31, 2021 and $234.2 million as of June 30, 2021. The Company's earnings in the first six months of 2022, net of dividends declared, added to shareholders' equity. The net unrealized loss on available-for-sale securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $32.8 million as of June 30, 2022 and $1.7 million as of December 31, 2021. Additional information about the net unrealized loss on available-for-sale securities was provided in Note 2 of the Consolidated Financial Statements and in the Impaired Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.34 per share was declared in the second quarter of 2022. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 36.67% for the first six months of 2022 compared to 38.65% for the same period in 2021. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2022 is this year's net income plus $38.2 million.
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
The Company met each of the well-capitalized ratio guidelines at June 30, 2022. The following tables indicate the capital ratios for the Bank and the Company at June 30, 2022 and December 31, 2021.

As of June 30, 2022	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.78%	12.66%	12.66%	13.56%
Company	8.92%	12.73%	12.73%	13.63%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2021	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.56%	13.21%	13.21%	14.17%
Company	8.63%	13.31%	13.31%	14.27%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The Bank maintains and annually updates a capital plan over a five year horizon; the capital plan was last updated in the second quarter of 2022. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status. To further validate its internal results, the Bank engaged a third party consultant during the first quarter of 2022 to conduct credit stress tests on its loan portfolio under six scenarios. Three of the scenarios emulated the Federal Reserve's Dodd Frank Act Stress Tests (DFAST), and three were developed by a leading forecasting firm. The consultant's report applied projected credit losses over a thirteen quarter horizon to the Bank's capital position with immediate effect. In each of the six scenarios the Bank remained well capitalized.

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

At June 30, 2022, the Bank had three outstanding off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $30.0 million and an unrealized gain of $146,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At June 30, 2022, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of June 30, 2022, the Bank had six loan swap agreements in place with a total notional value of $77.8 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2022:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$126,588	$126,501	$87	$—	$—
Operating leases	919	113	207	154	445
Certificates of deposit	704,410	437,726	183,394	83,290	—
Total	$831,917	$564,340	$183,688	$83,444	$445
Total loan commitments and unused lines of credit	$364,890	$364,890	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2022 was (2.93)% of total assets compared to 7.09% of total assets at December 31, 2021. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2022, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$36,340	$32,700	$146,456	$465,934
Restricted stock, at cost	3,684	—	—	1,037
Loans held for sale	—	—	—	689
Loans	457,148	203,317	865,893	261,997
Other interest-earning assets	—	25,696	—	—
Non-rate-sensitive assets	32,997	—	—	68,043
Total assets	530,169	261,713	1,012,349	797,700
Interest-bearing deposits	500,181	313,005	269,294	914,946
Borrowed funds	55,000	—	87	—
Non-rate-sensitive liabilities and equity	—	—	—	549,418
Total liabilities and equity	555,181	313,005	269,381	1,464,364
Period gap	$(25,012)	$(51,292)	$742,968	$(666,664)
Percent of total assets	(0.96)%	(1.97)%	28.55%	(25.62)%
Cumulative gap (current)	$(25,012)	$(76,304)	$666,664	$—
Percent of total assets	(0.96)%	(2.93)%	25.62%	—%

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
The Company's most recent simulation model projects net interest income would be unchanged from stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.8% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 1.5% in a falling-rate scenario, and lower than that earned in a stable rate environment by 4.8% in a rising rate scenario, when compared to the year-one base scenario. Both year two scenarios are well within ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2022 and December 31, 2021 is presented in the following table:

Changes in Net Interest Income	June 30, 2022	December 31, 2021
Year 1
Projected change if rates decrease by 1.0%	0.0%	(1.5)%
Projected change if rates increase by 2.0%	(3.8)%	(2.8)%
Year 2
Projected change if rates decrease by 1.0%	1.5%	(7.3)%
Projected change if rates increase by 2.0%	(4.8)%	(3.6)%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2022, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2022, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.
Cessation of LIBOR
The Company is aware that 1) certain tenors of USD denominated LIBOR indices ceased to be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the ARRC to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the SOFR as a replacement for LIBOR. The ISDA, the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the customer loan interest rate swap contracts the Company has in place as of June 30, 2022 is tied to a LIBOR tenor expected to be published until June 2023. The six contracts in place have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts and designate a replacement reference rate index will be undertaken in late 2022.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2022, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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
Ongoing effects of COVID-19 on the broader economy and the markets that we serve remain uncertain, as are the ultimate length of any remaining restrictions described above or any accompanying effects. The impact of the removal of most pandemic related economic stimulus programs is also unknown. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the six months ended June 30, 2022:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2022	3,233	32.56	—	—
February 2022	5,211	31.76	—	—
March 2022	—	—	—	—
April 2022	196	29.14	—	—
May 2022	—	—	—	—
June 2022	—	—	—	—
	8,640	$31.15		—

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

Date: August 5, 2022

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: August 5, 2022