Form 10-Q
period 2022-09-30
First Bancorp, Inc /ME/
filed 2022-11-04
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2022
Common Stock: 11,042,047 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarter ended September 30,
except for per share amounts	2022	2021	2022	2021
Summary of Operations
Interest Income	$65,955	$57,082	$23,991	$19,588
Interest Expense	9,273	8,475	4,627	2,577
Net Interest Income	56,682	48,607	19,364	17,011
Provision for Loan Losses	1,300	1,575	400	525
Non-Interest Income	13,027	14,584	4,715	4,375
Non-Interest Expense	32,193	29,302	11,371	9,932
Net Income	29,793	26,723	10,091	9,014
Per Common Share Data
Basic Earnings per Share	$2.73	$2.45	$0.92	$0.83
Diluted Earnings per Share	2.70	2.43	0.91	0.82
Cash Dividends Declared	1.00	0.95	0.34	0.32
Book Value per Common Share	19.92	21.72	19.92	21.72
Tangible Book Value per Common Share[2]	17.13	18.90	17.13	18.90
Market Value	27.55	29.14	27.55	29.14
Financial Ratios
Return on Average Equity[1]	16.78%	15.28%	17.13%	14.92%
Return on Average Tangible Common Equity[1,2]	19.29%	17.62%	19.73%	17.14%
Return on Average Assets[1]	1.54%	1.48%	1.51%	1.44%
Average Equity to Average Assets	9.16%	9.68%	8.80%	9.66%
Average Tangible Equity to Average Assets[2]	7.96%	8.40%	7.64%	8.41%
Net Interest Margin Tax-Equivalent[1,2]	3.17%	2.94%	3.14%	2.96%
Dividend Payout Ratio	36.63%	38.78%	36.96%	38.55%
Allowance for Loan Losses/Total Loans	0.88%	1.08%	0.88%	1.08%
Non-Performing Loans to Total Loans	0.10%	0.39%	0.10%	0.39%
Non-Performing Assets to Total Assets	0.07%	0.25%	0.07%	0.25%
Efficiency Ratio[2]	44.99%	45.04%	46.02%	44.85%
At Period End
Total Assets	$2,735,065	$2,529,591	$2,735,065	$2,529,591
Total Loans	1,857,975	1,617,212	1,857,975	1,617,212
Total Investment Securities	669,688	693,762	669,688	693,762
Total Deposits	2,369,949	2,033,213	2,369,949	2,033,213
Total Shareholders' Equity	219,917	238,737	219,917	238,737
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

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2022 and 2021 and for the three-month and nine-months periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
November 4, 2022

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	September 30, 2022	December 31, 2021	September 30, 2021
Assets
Cash and cash equivalents	$27,408,000	$20,634,000	$27,126,000
Interest bearing deposits in other banks	65,786,000	66,678,000	93,779,000
Securities available for sale	283,268,000	320,566,000	309,224,000
Securities to be held to maturity (fair value of $313,796,000 at September 30, 2022, $375,327,000 at December 31, 2021 and $379,797,000 at September 30, 2021)	381,906,000	370,040,000	375,699,000
Restricted equity securities, at cost	4,514,000	5,365,000	8,839,000
Loans held for sale	—	835,000	1,437,000
Loans	1,857,975,000	1,647,649,000	1,617,212,000
Less allowance for loan losses	16,387,000	15,521,000	17,507,000
Net loans	1,841,588,000	1,632,128,000	1,599,705,000
Accrued interest receivable	8,176,000	7,544,000	8,380,000
Premises and equipment, net	28,548,000	28,949,000	29,106,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	63,225,000	43,714,000	45,650,000
Total assets	$2,735,065,000	$2,527,099,000	$2,529,591,000
Liabilities
Demand deposits	$356,867,000	$334,945,000	$354,899,000
NOW deposits	656,865,000	655,061,000	625,294,000
Money market deposits	188,729,000	206,901,000	190,420,000
Savings deposits	381,312,000	360,185,000	348,033,000
Certificates of deposit	786,176,000	566,205,000	514,567,000
Total deposits	2,369,949,000	2,123,297,000	2,033,213,000
Borrowed funds – short term	118,258,000	81,252,000	178,109,000
Borrowed funds – long term	85,000	55,090,000	55,092,000
Other liabilities	26,856,000	21,803,000	24,440,000
Total liabilities	2,515,148,000	2,281,442,000	2,290,854,000
Shareholders' equity
Common stock, one cent par value per share	110,000	110,000	110,000
Additional paid-in capital	68,028,000	66,830,000	66,471,000
Retained earnings	198,902,000	180,417,000	174,391,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(47,661,000)	(1,718,000)	(627,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(67,000)	(87,000)	(99,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	500,000	—	(1,537,000)
Net unrealized gain on postretirement costs	105,000	105,000	28,000
Total shareholders' equity	219,917,000	245,657,000	238,737,000
Total liabilities & shareholders' equity	$2,735,065,000	$2,527,099,000	$2,529,591,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,038,224	10,998,765	10,992,950
Book value per common share	$19.92	$22.33	$21.72
Tangible book value per common share	$17.13	$19.52	$18.90
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $879,000 for September 30, 2022 and $832,000 for September 30, 2021)	$53,463,000	$45,864,000	$19,564,000	$15,905,000
Interest on deposits with other banks	163,000	45,000	92,000	21,000
Interest and dividends on investments (includes YTD tax-exempt income of $5,588,000 for September 30, 2022 and $5,798,000 for September 30, 2021)	12,329,000	11,173,000	4,335,000	3,662,000
Total interest income	65,955,000	57,082,000	23,991,000	19,588,000
Interest expense
Interest on deposits	8,190,000	5,796,000	4,164,000	1,650,000
Interest on borrowed funds	1,083,000	2,679,000	463,000	927,000
Total interest expense	9,273,000	8,475,000	4,627,000	2,577,000
Net interest income	56,682,000	48,607,000	19,364,000	17,011,000
Provision for loan losses	1,300,000	1,575,000	400,000	525,000
Net interest income after provision for loan losses	55,382,000	47,032,000	18,964,000	16,486,000
Non-interest income
Investment management and fiduciary income	3,513,000	3,352,000	1,087,000	1,135,000
Service charges on deposit accounts	1,358,000	1,132,000	454,000	413,000
Net securities gains (losses)	7,000	22,000	6,000	(142,000)
Mortgage origination and servicing income, net of amortization	1,234,000	4,351,000	356,000	1,030,000
Debit card income	4,884,000	3,875,000	2,128,000	1,332,000
Other operating income	2,031,000	1,852,000	684,000	607,000
Total non-interest income	13,027,000	14,584,000	4,715,000	4,375,000
Non-interest expense
Salaries and employee benefits	17,092,000	15,600,000	5,757,000	5,424,000
Occupancy expense	2,298,000	2,148,000	720,000	735,000
Furniture and equipment expense	3,740,000	3,535,000	1,266,000	1,135,000
FDIC insurance premiums	738,000	600,000	298,000	209,000
Amortization of identified intangibles	52,000	52,000	17,000	17,000
Other operating expense	8,273,000	7,367,000	3,313,000	2,412,000
Total non-interest expense	32,193,000	29,302,000	11,371,000	9,932,000
Income before income taxes	36,216,000	32,314,000	12,308,000	10,929,000
Income tax expense	6,423,000	5,591,000	2,217,000	1,915,000
NET INCOME	$29,793,000	$26,723,000	$10,091,000	$9,014,000
Basic earnings per common share	$2.73	$2.45	$0.92	$0.83
Diluted earnings per common share	$2.70	$2.43	$0.91	$0.82
Other comprehensive income (loss) net of tax
Net unrealized loss on securities available for sale, net of taxes	$(45,943,000)	$(5,636,000)	$(14,866,000)	$(1,817,000)
Net unrealized gain on transferred securities, net of taxes	20,000	34,000	6,000	14,000
Net unrealized gain on cash flow hedging derivative instruments	500,000	3,395,000	354,000	546,000
Other comprehensive loss	(45,423,000)	(2,207,000)	(14,506,000)	(1,257,000)
Comprehensive income (loss)	$(15,630,000)	$24,516,000	$(4,415,000)	$7,757,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

Nine Month Period Ended September 30, 2022 and 2021
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
Net income	—	—	26,723,000	—	26,723,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(5,636,000)	(5,636,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	34,000	34,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	3,395,000	3,395,000
Comprehensive income (loss)	—	—	26,723,000	(2,207,000)	24,516,000
Cash dividends declared ($0.95 per share)	—	—	(10,438,000)	—	(10,438,000)
Equity compensation expense	—	672,000	—	—	672,000
Payment to repurchase common stock	(10,252)	—	(253,000)	—	(253,000)
Issuance of restricted stock	34,689	—	—	—	—
Proceeds from sale of common stock	18,224	514,000	—	—	514,000
Balance at September 30, 2021	10,992,950	$66,581,000	$174,391,000	$(2,235,000)	$238,737,000

Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
Net income	—	—	29,793,000	—	29,793,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(45,943,000)	(45,943,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	20,000	20,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	500,000	500,000
Comprehensive income (loss)	—	—	29,793,000	(45,423,000)	(15,630,000)
Cash dividends declared ($1.00 per share)	—	—	(11,032,000)	—	(11,032,000)
Equity compensation expense	—	610,000	—	—	610,000
Payment to repurchase common stock	(8,640)	—	(276,000)	—	(276,000)
Issuance of restricted stock	28,745	—	—	—	—
Proceeds from sale of common stock	19,354	588,000	—	—	588,000
Balance at September 30, 2022	11,038,224	$68,138,000	$198,902,000	$(47,123,000)	$219,917,000

Three Month Period Ended September 30, 2022 and 2021
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount
Balance at June 30, 2021	10,987,680	$66,225,000	$168,908,000	$(978,000)	$234,155,000
Net income	—	—	9,014,000	—	9,014,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,817,000)	(1,817,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	14,000	14,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	546,000	546,000
Comprehensive income (loss)	—	—	9,014,000	(1,257,000)	7,757,000
Cash dividends declared ($0.32 per share)	—	—	(3,518,000)	—	(3,518,000)
Equity compensation expense	—	183,000	—	—	183,000
Payment to repurchase common stock	(691)	—	(13,000)	—	(13,000)
Proceeds from sale of common stock	5,961	173,000	—	—	173,000
Balance at September 30, 2021	10,992,950	$66,581,000	$174,391,000	$(2,235,000)	$238,737,000

Balance at June 30, 2022	11,030,236	$67,737,000	$192,565,000	$(32,617,000)	$227,685,000
Net income	—	—	10,091,000	—	10,091,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(14,866,000)	(14,866,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	6,000	6,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	354,000	354,000
Comprehensive income (loss)	—	—	10,091,000	(14,506,000)	(4,415,000)
Cash dividends declared ($0.34 per share)	—	—	(3,754,000)	—	(3,754,000)
Equity compensation expense	—	198,000	—	—	198,000
Amortization of premium for preferred stock issuance	—	—	—	—	—
Payment to repurchase preferred stock	—	—	—	—	—
Payment to repurchase common stock	—	—	—	—	—
Tax benefit from vesting of restricted stock	—	—	—	—	—
Issuance of restricted stock	1,250	—	—	—	—
Proceeds from sale of common stock	6,738	203,000	—	—	203,000
Balance at September 30, 2022	11,038,224	$68,138,000	$198,902,000	$(47,123,000)	$219,917,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$29,793,000	$26,723,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,495,000	1,540,000
Change in deferred taxes	19,000	483,000
Provision for loan losses	1,300,000	1,575,000
Loans originated for resale	(20,152,000)	(89,166,000)
Proceeds from sales and transfers of loans	21,372,000	96,227,000
Net gain on sales of loans	(385,000)	(2,643,000)
Net gain on sale or call of securities	(7,000)	(22,000)
Net amortization of premiums on investments	763,000	1,801,000
Net (gain) loss on sale of other real estate owned	1,000	(91,000)
Equity compensation expense	610,000	672,000
Net (increase) decrease in other assets and accrued interest	(11,362,000)	14,364,000
Net increase (decrease) in other liabilities	8,720,000	(6,522,000)
Net (gain) loss on disposal of premises and equipment	(15,000)	2,000
Amortization of investment in limited partnership	229,000	232,000
Net acquisition amortization	52,000	52,000
Net cash provided by operating activities	32,433,000	45,227,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	892,000	(37,628,000)
Proceeds from sales of securities available for sale	1,301,000	19,435,000
Proceeds from maturities, payments and calls of securities available for sale	35,633,000	85,989,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	15,073,000	70,217,000
Proceeds from sales of other real estate owned	50,000	999,000
Purchases of securities available for sale	(58,324,000)	(109,835,000)
Purchases of securities to be held to maturity	(27,138,000)	(80,610,000)
Redemption of restricted equity securities	851,000	1,706,000
Net increase in loans	(210,811,000)	(140,772,000)
Capital expenditures	(1,165,000)	(3,412,000)
Proceeds from disposal of premises and equipment	38,000	—
Net cash used by investing activities	(243,600,000)	(193,911,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	26,681,000	279,620,000
Net increase (decrease) in certificates of deposit	219,971,000	(91,018,000)
Net increase (decrease) in short-term borrowings	37,006,000	(28,831,000)
Repayment on long-term borrowings	(55,005,000)	(6,000)
Payment to repurchase common stock	(276,000)	(253,000)
Proceeds from sale of common stock	588,000	514,000
Dividends paid	(11,024,000)	(10,428,000)
Net cash provided by financing activities	217,941,000	149,598,000
Net increase in cash and cash equivalents	6,774,000	914,000
Cash and cash equivalents at beginning of period	20,634,000	26,212,000
Cash and cash equivalents at end of period	$27,408,000	$27,126,000

	For the nine months ended September 30,
	2022	2021
Interest paid	$9,061,000	$8,887,000
Income taxes paid	5,745,000	4,573,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	45,943,000	5,636,000
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
The Company’s business, financial condition, and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The Bank's primary market is the State of Maine, which relies upon tourism for a significant percentage of its economic activity. In 2020, COVID-19 adversely impacted the tourism industry to a greater degree than other industries; in 2021, the tourism industry rebounded to enjoy a strong year, and anecdotal evidence points to a good year for the industry in 2022. Milder variants of COVID-19 have become the dominant strains with outbreaks resulting in modest levels of disruption. The severity of any potential future outbreaks could have an impact on the Company's operating results, though the degree is indeterminable at this time.
Government economic programs intended to backstop and bolster the economy through the pandemic, such as the Payroll Protection Program (PPP) have ended, and the nation's economy has entered an inflationary phase. The Consumer Price Index has risen at levels not experienced since the 1980s while the labor market remains very tight, contributing to additional inflationary pressure. To address the inflation problem, the Federal Reserve has removed accommodative monetary policies and aggressively increased short-term interest rates. These actions are intended to slow overall economic activity, with a resulting risk of the economy entering into a recession. The ongoing conflict between Russia and Ukraine has exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

Subsequent Events
Events occurring subsequent to September 30, 2022, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,023,000	$—	$(6,879,000)	$19,144,000
Mortgage-backed securities	273,215,000	4,000	(44,041,000)	229,178,000
State and political subdivisions	40,489,000	—	(9,383,000)	31,106,000
Asset-backed securities	3,872,000	—	(32,000)	3,840,000
	$343,599,000	$4,000	$(60,335,000)	$283,268,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$38,100,000	$—	$(10,428,000)	$27,672,000
Mortgage-backed securities	56,423,000	48,000	(11,784,000)	44,687,000
State and political subdivisions	257,633,000	38,000	(43,899,000)	213,772,000
Corporate securities	29,750,000	—	(2,085,000)	27,665,000
	$381,906,000	$86,000	$(68,196,000)	$313,796,000
Restricted equity securities
Federal Home Loan Bank Stock	$3,477,000	$—	$—	$3,477,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$4,514,000	$—	$—	$4,514,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(1,146,000)	$21,899,000
Mortgage-backed securities	256,992,000	1,803,000	(3,895,000)	254,900,000
State and political subdivisions	38,127,000	1,083,000	(88,000)	39,122,000
Asset-backed securities	4,577,000	68,000	—	4,645,000
	$322,741,000	$2,954,000	$(5,129,000)	$320,566,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$2,000	$(1,149,000)	$34,453,000
Mortgage-backed securities	60,646,000	261,000	(1,795,000)	59,112,000
State and political subdivisions	250,544,000	7,925,000	(302,000)	258,167,000
Corporate securities	23,250,000	411,000	(66,000)	23,595,000
	$370,040,000	$8,599,000	$(3,312,000)	$375,327,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,328,000	$—	$—	$4,328,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,365,000	$—	$—	$5,365,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(1,106,000)	$21,939,000
Mortgage-backed securities	247,606,000	2,751,000	(3,104,000)	247,253,000
State and political subdivisions	34,590,000	895,000	(306,000)	35,179,000
Asset-backed securities	4,777,000	76,000	—	4,853,000
	$310,018,000	$3,722,000	$(4,516,000)	$309,224,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$17,000	$(1,161,000)	$34,456,000
Mortgage-backed securities	64,651,000	354,000	(1,701,000)	63,304,000
State and political subdivisions	254,198,000	7,251,000	(1,042,000)	260,407,000
Corporate securities	21,250,000	415,000	(35,000)	21,630,000
	$375,699,000	$8,037,000	$(3,939,000)	$379,797,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,802,000	$—	$—	$7,802,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,839,000	$—	$—	$8,839,000

The following table summarizes the contractual maturities of investment securities at September 30, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$4,000	$4,000	$1,346,000	$1,343,000
Due in 1 to 5 years	3,640,000	3,427,000	15,235,000	14,644,000
Due in 5 to 10 years	18,064,000	14,436,000	75,492,000	68,704,000
Due after 10 years	321,891,000	265,401,000	289,833,000	229,105,000
	$343,599,000	$283,268,000	$381,906,000	$313,796,000

The following table summarizes the contractual maturities of investment securities at December 31, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$2,515,000	$2,521,000
Due in 1 to 5 years	5,004,000	5,173,000	17,624,000	18,338,000
Due in 5 to 10 years	52,782,000	53,057,000	174,982,000	180,081,000
Due after 10 years	264,955,000	262,336,000	174,919,000	174,387,000
	$322,741,000	$320,566,000	$370,040,000	$375,327,000

The following table summarizes the contractual maturities of investment securities at September 30, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$3,788,000	$3,763,000
Due in 1 to 5 years	6,285,000	6,529,000	18,616,000	19,426,000
Due in 5 to 10 years	37,971,000	38,400,000	171,039,000	176,007,000
Due after 10 years	265,762,000	264,295,000	182,256,000	180,601,000
	$310,018,000	$309,224,000	$375,699,000	$379,797,000
At September 30, 2022, securities with a carrying value of $343,677,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $297,456,000 as of December 31, 2021 and $299,978,000 at September 30, 2021, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2022 and 2021:

	For the nine months ended September 30,		For the quarter ended September 30,
	2022	2021	2022	2021
Proceeds from sales of securities	$1,301,000	$19,435,000	$1,301,000	$3,743,000
Gross realized gains	8,000	627,000	6,000	1,000
Gross realized losses	(1,000)	(605,000)	(1,000)	(143,000)
Net gain (loss)	$7,000	$22,000	$5,000	$(142,000)
Related income taxes	$1,000	$5,000	$1,000	$(29,000)

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2022, there were 912 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 138 had been temporarily impaired for 12 months or more. The Company has the ability and intent to hold its impaired securities until a recovery of their amortized cost, which may be at maturity.
Information regarding securities temporarily impaired as of September 30, 2022 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,364,000	$(1,264,000)	$39,452,000	$(16,043,000)	$46,816,000	$(17,307,000)
Mortgage-backed securities	109,041,000	(13,868,000)	162,979,000	(41,957,000)	272,020,000	(55,825,000)
State and political subdivisions	197,145,000	(44,277,000)	17,902,000	(9,005,000)	215,047,000	(53,282,000)
Asset-backed securities	3,840,000	(32,000)	—	—	3,840,000	(32,000)
Corporate securities	20,186,000	(1,814,000)	3,229,000	(271,000)	23,415,000	(2,085,000)
	$337,576,000	$(61,255,000)	$223,562,000	$(67,276,000)	$561,138,000	$(128,531,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $67,000, net of taxes, at September 30, 2022. This compares to $87,000 and $99,000, net of taxes, at December 31, 2021 and September 30, 2021, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of September 30, 2022 and 2021, and December 31, 2021, the Bank's investment in FHLB stock totaled $3,477,000, $7,802,000 and $4,328,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the Federal Reserve Bank ("FRB") of Boston. As a requirement for membership in the FRB, the Bank must own a minimum required amount of FRB stock. The Bank uses FRB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRB stock totaled $1,037,000 at September 30, 2022 and 2021 and December 31, 2021, respectively.
The Company periodically evaluates its investment in FHLB and FRB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through September 30, 2022. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio by class of financing receivable as of September 30, 2022 and 2021 and at December 31, 2021:

	September 30, 2022		December 31, 2021		September 30, 2021
Commercial
Real estate	$638,708,000	34.5%	$576,198,000	35.0%	$550,077,000	34.0%
Construction	129,036,000	6.9%	79,365,000	4.8%	73,302,000	4.6%
Other	310,110,000	16.7%	264,570,000	16.1%	288,121,000	17.8%
Municipal	48,702,000	2.6%	48,362,000	2.9%	40,616,000	2.5%
Residential
Term	595,031,000	32.0%	550,783,000	33.4%	537,811,000	33.3%
Construction	41,631,000	2.2%	31,763,000	1.9%	29,358,000	1.8%
Home equity line of credit	73,938,000	4.0%	73,632,000	4.5%	74,594,000	4.6%
Consumer	20,819,000	1.1%	22,976,000	1.4%	23,333,000	1.4%
Total	$1,857,975,000	100.0%	$1,647,649,000	100.0%	$1,617,212,000	100.0%
Loan balances include net deferred loan costs of $9,978,000 as of September 30, 2022, $7,890,000 as of December 31, 2021, and $6,597,000 as of September 30, 2021. Net deferred loan costs have increased from a year ago and year-to-date due to loan origination unit volume over the period. Unearned fees and deferred costs associated with US Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans originated in 2020 and 2021 were fully recognized as of June 30, 2022. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $464,069,000 at September 30, 2022, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $364,968,000 at December 31, 2021, and $356,517,000 at September 30, 2021. In addition, commercial, residential construction and home equity loans totaling $327,551,000 at September 30, 2022, $295,090,000 at December 31, 2021, and $291,188,000 at September 30, 2021, were used to collateralize a standby line of credit at the FRB. In September 2022 the Bank sold a block of 41 mixed performing residential mortgage loans. This block of loans carried general ledger balances that totaled $5.2 million and included a number of past-due, non-accrual, and Troubled Debt Restructure ("TDR") loans. The impact of the sale on the portfolio is included in the information presented herein.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2022, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$4,000	$191,000	$195,000	$638,513,000	$638,708,000	$—
Construction	—	—	—	—	129,036,000	129,036,000	—
Other	172,000	16,000	83,000	271,000	309,839,000	310,110,000	—
Municipal	—	—	—	—	48,702,000	48,702,000	—
Residential
Term	79,000	77,000	166,000	322,000	594,709,000	595,031,000	—
Construction	—	—	—	—	41,631,000	41,631,000	—
Home equity line of credit	473,000	29,000	—	502,000	73,436,000	73,938,000	—
Consumer	143,000	28,000	0	171,000	20,648,000	20,819,000	—
Total	$867,000	$154,000	$440,000	$1,461,000	$1,856,514,000	$1,857,975,000	—

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from TDR designation, which was extended by the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020. So long as modified terms were met, loans in an active modification were not included in past due loan totals and continued to accrue interest. As of September 30, 2022, COVID-19 related loan modifications have all been resolved.

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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of September 30, 2022 and 2021 and at December 31, 2021 is presented in the following table:

	September 30, 2022	December 31, 2021	September 30, 2021
Commercial
Real estate	$195,000	$242,000	$604,000
Construction	25,000	27,000	23,000
Other	756,000	1,068,000	1,251,000
Municipal	—	—	—
Residential
Term	637,000	3,808,000	3,785,000
Construction	—	—	—
Home equity line of credit	247,000	457,000	482,000
Consumer	—	—	—
Total	$1,860,000	$5,602,000	$6,145,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2022 is presented in the following table:

				For the nine months ended September 30, 2022		For the quarter ended September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,295,000	$1,607,000	$—	$1,497,000	$42,000	$1,314,000	$14,000
Construction	25,000	27,000	—	26,000	—	25,000	—
Other	399,000	459,000	—	432,000	10,000	405,000	2,000
Municipal	—	—	—	—	—	—	—
Residential
Term	1,912,000	2,139,000	—	5,381,000	40,000	4,666,000	(9,000)
Construction	—	—	—	—	—	—	—
Home equity line of credit	247,000	279,000	—	298,000	—	249,000	—
Consumer	—	—	—	1,000	—	—	—
	$3,878,000	$4,511,000	$—	$7,635,000	$92,000	$6,659,000	$7,000
With an Allowance Recorded
Commercial
Real estate	$—	$—	$—	$14,000	$—	$—	$—
Construction	661,000	661,000	6,000	661,000	27,000	661,000	16,000
Other	552,000	647,000	315,000	745,000	—	679,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	1,264,000	1,267,000	99,000	1,562,000	34,000	1,384,000	9,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	11,000	—	—	—
Consumer	—	—	—	—	—	—	—
	$2,477,000	$2,575,000	$420,000	$2,993,000	$61,000	$2,724,000	$25,000
Total
Commercial
Real estate	$1,295,000	$1,607,000	$—	$1,511,000	$42,000	$1,314,000	$14,000
Construction	686,000	688,000	6,000	687,000	27,000	686,000	16,000
Other	951,000	1,106,000	315,000	1,177,000	10,000	1,084,000	2,000
Municipal	—	—	—	—	—	—	—
Residential
Term	3,176,000	3,406,000	99,000	6,942,000	74,000	6,050,000	—
Construction	—	—	—	—	—	—	—
Home equity line of credit	247,000	279,000	—	310,000	—	249,000	—
Consumer	—	—	—	1,000	—	—	—
	$6,355,000	$7,086,000	$420,000	$10,628,000	$153,000	$9,383,000	$32,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2021 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,386,000	$1,689,000	$—	$1,590,000	$63,000
Construction	28,000	28,000	—	22,000	—
Other	917,000	1,009,000	—	1,051,000	15,000
Municipal	—	—	—	—	—
Residential
Term	6,178,000	7,238,000	—	6,429,000	87,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$8,968,000	$10,453,000	$—	$9,553,000	$166,000
With an Allowance Recorded
Commercial
Real estate	$42,000	$71,000	$42,000	$614,000	$—
Construction	661,000	661,000	16,000	661,000	22,000
Other	386,000	411,000	381,000	396,000	—
Municipal	—	—	—	—	—
Residential
Term	1,995,000	2,164,000	137,000	1,897,000	54,000
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
	$3,084,000	$3,307,000	$576,000	$3,568,000	$76,000
Total
Commercial
Real estate	$1,428,000	$1,760,000	$42,000	$2,204,000	$63,000
Construction	689,000	689,000	16,000	683,000	22,000
Other	1,303,000	1,420,000	381,000	1,447,000	15,000
Municipal	—	—	—	—	—
Residential
Term	8,173,000	9,402,000	137,000	8,326,000	141,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$12,052,000	$13,760,000	$576,000	$13,121,000	$242,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2021 is presented in the following table:

				For the nine months ended September 30, 2021		For the quarter ended September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,906,000	$2,257,000	$—	$2,215,000	$50,000	$2,053,000	$15,000
Construction	24,000	25,000	—	69,000	—	24,000	—
Other	1,353,000	1,459,000	—	1,534,000	12,000	1,372,000	4,000
Municipal	—	—	—	—	—	—	—
Residential
Term	7,021,000	8,181,000	—	7,231,000	101,000	7,180,000	33,000
Construction	—	—	—	9,000	—	—	—
Home equity line of credit	482,000	516,000	—	725,000	—	546,000	—
Consumer	4,000	4,000	—	6,000	—	4,000	—
	$10,790,000	$12,442,000	$—	$11,789,000	$163,000	$11,179,000	$52,000
With an Allowance Recorded
Commercial
Real estate	$894,000	$923,000	$138,000	$940,000	$30,000	$910,000	$10,000
Construction	681,000	681,000	18,000	681,000	17,000	681,000	6,000
Other	402,000	421,000	397,000	466,000	10,000	403,000	5,000
Municipal	—	—	—	—	—	—	—
Residential
Term	1,761,000	1,923,000	129,000	1,753,000	32,000	1,641,000	9,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	21,000	21,000	—	15,000	—	21,000	—
Consumer	—	—	—	1,000	—	3,000	—
	$3,759,000	$3,969,000	$682,000	$3,856,000	$89,000	$3,659,000	$30,000
Total
Commercial
Real estate	$2,800,000	$3,180,000	$138,000	$3,155,000	$80,000	$2,963,000	$25,000
Construction	705,000	706,000	18,000	750,000	17,000	705,000	6,000
Other	1,755,000	1,880,000	397,000	2,000,000	22,000	1,775,000	9,000
Municipal	—	—	—	—	—	—	—
Residential
Term	8,782,000	10,104,000	129,000	8,984,000	133,000	8,821,000	42,000
Construction	—	—	—	9,000	—	—	—
Home equity line of credit	503,000	537,000	—	740,000	—	567,000	—
Consumer	4,000	4,000	—	7,000	—	7,000	—
	$14,549,000	$16,411,000	$682,000	$15,645,000	$252,000	$14,838,000	$82,000

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
As of September 30, 2022, the Company had 31 loans with a balance of $4,926,000 that have been classified as TDRs. This compares to 60 loans with a balance of $8,341,000 and 64 loans with a balance of $10,051,000 classified as TDRs as of December 31, 2021 and September 30, 2021, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of September 30, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	6	$1,100,000	$—
Construction	1	661,000	6,000
Other	4	461,000	83,000
Municipal	—	—	—
Residential
Term	20	2,704,000	100,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	31	$4,926,000	$189,000
The following table shows TDRs by class and the specific reserve as of December 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$1,227,000	$42,000
Construction	1	661,000	16,000
Other	5	765,000	337,000
Municipal	—	—	—
Residential
Term	45	5,686,000	137,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	2,000	—
	60	$8,341,000	$532,000

The following table shows TDRs by class and the specific reserve as of September 30, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	10	$2,238,000	$138,000
Construction	1	681,000	18,000
Other	6	883,000	351,000
Municipal	—	—	—
Residential
Term	45	6,224,000	129,000
Construction	—	—	—
Home equity line of credit	1	21,000	—
Consumer	1	4,000	—
	64	$10,051,000	$636,000
As of September 30, 2022, one of the loans classified as TDR with a total balance of $83,000 was more than 30 days past due. This loan had not been placed on TDR status in the previous 12 months. The following table shows this TDR by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	1	83,000	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	1	$83,000	$—

As of September 30, 2021, 12 of the loans classified as TDRs with a total balance of $1,095,000 were more than 30 days past due. Of these loans, two had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—
Other	5	641,000	351,000
Municipal	—	—
Residential
Term	6	450,000	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	4,000	—
	12	$1,095,000	$351,000

For the nine months ended September 30, 2022, one loan was placed on TDR status. The following table shows this TDR by class and associated specific reserves included in the allowance for loan losses as of September 30, 2022:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	1	38,000	38,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	1	$38,000	$38,000	$—
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

For the quarter ended September 30, 2022, one loan was placed on TDR status. The following table shows this TDR by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2022:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	1	38,000	38,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	1	$38,000	$38,000	$—
For the quarter ended September 30, 2021, no loans were placed on TDR status.

As of September 30, 2022, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $558,000. There were also six loans with an outstanding balance of $430,000 that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of September 30, 2022, there were two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $166,000. This compares to 10 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $839,000 as of September 30, 2021.

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

A breakdown of the allowance for loan losses as of September 30, 2022, December 31, 2021, and September 30, 2021, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2022	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$—	$867,000	$4,708,000	$—	$5,575,000
Construction	6,000	173,000	942,000	—	1,121,000
Other	315,000	420,000	2,279,000	—	3,014,000
Municipal	—	—	160,000	—	160,000
Residential
Term	99,000	102,000	2,346,000	—	2,547,000
Construction	—	7,000	161,000	—	168,000
Home equity line of credit	—	106,000	887,000	—	993,000
Consumer	—	216,000	656,000	—	872,000
Unallocated	—	—	—	1,937,000	1,937,000
	$420,000	$1,891,000	$12,139,000	$1,937,000	$16,387,000

As of December 31, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$42,000	$831,000	$4,494,000	$—	$5,367,000
Construction	16,000	114,000	616,000	—	746,000
Other	381,000	382,000	2,067,000	—	2,830,000
Municipal	—	—	157,000	—	157,000
Residential
Term	137,000	175,000	2,421,000	—	2,733,000
Construction	—	10,000	138,000	—	148,000
Home equity line of credit	—	101,000	824,000	—	925,000
Consumer	—	243,000	590,000	—	833,000
Unallocated	—	—	—	1,782,000	1,782,000
	$576,000	$1,856,000	$11,307,000	$1,782,000	$15,521,000

As of September 30, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$138,000	$864,000	$5,497,000	$—	$6,499,000
Construction	18,000	117,000	744,000	—	879,000
Other	397,000	452,000	2,878,000	—	3,727,000
Municipal	—	—	189,000	—	189,000
Residential
Term	129,000	189,000	2,443,000	—	2,761,000
Construction	—	10,000	132,000	—	142,000
Home equity line of credit	—	109,000	847,000	—	956,000
Consumer	—	263,000	604,000	—	867,000
Unallocated	—	—	—	1,487,000	1,487,000
	$682,000	$2,004,000	$13,334,000	$1,487,000	$17,507,000

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
The qualitative portion of the allowance for loan losses was 0.65% of related loans as of September 30, 2022, compared to 0.69% of related loans as of December 31, 2021. The qualitative portion increased $832,000 between December 31, 2021 and September 30, 2022 due to a mix of factors. These factors included changes in various macroeconomic measures used in the qualitative model, volume changes in certain portfolio segments, ongoing analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications.
The unallocated component of the allowance totaled $1,937,000 at September 30, 2022, or 11.8% of the total reserve. This compares to $1,782,000 or 11.5% as of December 31, 2021. Maintenance of an unallocated component reflects general imprecision related to portfolio growth along with lingering uncertainty regarding the potential impacts of COVID-19 and wind-down of related government stimulus programs on the loan portfolio.
The allowance for loan losses as a percent of total loans stood at 0.88% as of September 30, 2022, 0.94% at December 31, 2021 and 1.08% as of September 30, 2021.
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
Construction, land, and land development (CLLD) loans, both commercial and residential, comprise a growing portion of the portfolio. CLLD loans represented 67.9% of total Bank capital as of September 30, 2022 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 221.4% of total Bank capital at September 30, 2022 , below the regulatory guidance of 300.0% of total Bank capital.
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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2022:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,266,000	$—	$2,266,000
2 Above Average	7,506,000	141,000	23,364,000	45,998,000	77,009,000
3 Satisfactory	116,378,000	1,802,000	40,189,000	1,204,000	159,573,000
4 Average	423,914,000	85,195,000	202,337,000	1,500,000	712,946,000
5 Watch	89,568,000	41,898,000	40,338,000	—	171,804,000
6 OAEM	955,000	—	62,000	—	1,017,000
7 Substandard	387,000	—	1,554,000	—	1,941,000
8 Doubtful	—	—	—	—	—
Total	$638,708,000	$129,036,000	$310,110,000	$48,702,000	$1,126,556,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2022.

The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2022, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2022:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2022
Beginning balance	$5,367,000	$746,000	$2,830,000	$157,000	$2,733,000	$148,000	$925,000	$833,000	$1,782,000	$15,521,000
Charge offs	—	—	272,000	—	—	—	29,000	318,000	—	619,000
Recoveries	16,000	—	11,000	—	27,000	—	3,000	128,000	—	185,000
Provision (credit)	192,000	375,000	445,000	3,000	(213,000)	20,000	94,000	229,000	155,000	1,300,000
Ending balance	$5,575,000	$1,121,000	$3,014,000	$160,000	$2,547,000	$168,000	$993,000	$872,000	$1,937,000	$16,387,000
For the three months ended September 30, 2022
Beginning balance	$5,480,000	$1,151,000	$2,948,000	$157,000	$2,592,000	$191,000	$966,000	$866,000	$1,850,000	$16,201,000
Charge offs	—	—	229,000	—	—	—	—	31,000	—	260,000
Recoveries	(1,000)	—	9,000	—	16,000	—	2,000	20,000	—	46,000
Provision (credit)	96,000	(30,000)	286,000	3,000	(61,000)	(23,000)	25,000	17,000	87,000	400,000
Ending balance	$5,575,000	$1,121,000	$3,014,000	$160,000	$2,547,000	$168,000	$993,000	$872,000	$1,937,000	$16,387,000
Allowance for loan losses as of September 30, 2022
Ending balance specifically evaluated for impairment	$—	$6,000	$315,000	$—	$99,000	$—	$—	$—	$—	$420,000
Ending balance collectively evaluated for impairment	$5,575,000	$1,115,000	$2,699,000	$160,000	$2,448,000	$168,000	$993,000	$872,000	$1,937,000	$15,967,000
Related loan balances as of September 30, 2022
Ending balance	$638,708,000	$129,036,000	$310,110,000	$48,702,000	$595,031,000	$41,631,000	$73,938,000	$20,819,000	$—	$1,857,975,000
Ending balance specifically evaluated for impairment	$1,295,000	$686,000	$951,000	$—	$3,176,000	$—	$247,000	$—	$—	$6,355,000
Ending balance collectively evaluated for impairment	$637,413,000	$128,350,000	$309,159,000	$48,702,000	$591,855,000	$41,631,000	$73,691,000	$20,819,000	$—	$1,851,620,000

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
As of September 30, 2022, 184,487 shares of restricted stock had been granted under the 2010 Plan and 68,934 shares under the 2020 Plan, of which 81,777 shares remain restricted as of September 30, 2022 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2018	5.0	6,184	0.3
2020	3.0	20,342	0.3
2021	3.0	27,172	1.3
2022	3.0	24,829	2.3
2022	2.5	1,250	2.3
2022	1.0	2,000	0.3
		81,777	1.3
The compensation cost related to these non-vested restricted stock grants is $2,319,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2022, $610,000 of expense was recognized for these restricted shares, leaving $994,000 in unrecognized expense as of September 30, 2022. In the nine months ended September 30, 2021, $672,000 of expense was recognized for restricted shares, leaving $855,000 in unrecognized expense as of September 30, 2021.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $588,000 and $514,000 for the nine months ended September 30, 2022 and 2021, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2022 and 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2022
Net income as reported	$29,793,000
Basic EPS: Income available to common shareholders	29,793,000	10,927,920	$2.73
Effect of dilutive securities: restricted stock		98,651
Diluted EPS: Income available to common shareholders plus assumed conversions	$29,793,000	11,026,571	$2.70
For the nine months ended September 30, 2021
Net income as reported	$26,723,000
Basic EPS: Income available to common shareholders	26,723,000	10,901,793	$2.45
Effect of dilutive securities: restricted stock		82,157
Diluted EPS: Income available to common shareholders plus assumed conversions	$26,723,000	10,983,950	$2.43
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended September 30, 2022 and 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2022
Net income as reported	$10,091,000
Basic EPS: Income available to common shareholders	10,091,000	10,934,492	$0.92
Effect of dilutive securities: restricted stock		100,899
Diluted EPS: Income available to common shareholders plus assumed conversions	$10,091,000	11,035,391	$0.91
For the quarter ended September 30, 2021
Net income as reported	$9,014,000
Basic EPS: Income available to common shareholders	9,014,000	10,909,338	$0.83
Effect of dilutive securities: restricted stock		81,811
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,014,000	10,991,149	$0.82

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $752,000 and $593,000 for the nine months ended September 30, 2022 and 2021, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $231,000 and $126,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the associated accrued liability included in other liabilities in the balance sheet was $2,888,000 compared to $2,872,000 and $2,902,000 at December 31, 2021 and September 30, 2021, respectively.

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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$1,353,000	$1,523,000
Interest cost	24,000	21,000
Benefits paid	(66,000)	(72,000)
Benefit obligation at end of period	$1,311,000	$1,472,000
Funded status
Benefit obligation at end of period	$(1,311,000)	$(1,472,000)
Unamortized gain	(133,000)	(35,000)
Accrued benefit cost at end of period	$(1,444,000)	$(1,507,000)
The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarter ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost
Interest cost	$24,000	$21,000	$7,000	$6,000
Net periodic benefit cost	$24,000	$21,000	$7,000	$6,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	September 30, 2022	December 31, 2021	September 30, 2021
Unamortized net actuarial gain	$133,000	$133,000	$35,000
Deferred tax expense	(28,000)	(28,000)	(7,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$105,000	$105,000	$28,000
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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2022 and 2021.

	For the nine months ended September 30,		For the quarter ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$(1,718,000)	$5,009,000	$(32,795,000)	$1,190,000
Unrealized losses arising during the period	(58,149,000)	(7,112,000)	(18,812,000)	(2,442,000)
Reclassification of net realized (gains) losses during the period	(7,000)	(22,000)	(6,000)	142,000
Related deferred taxes	12,213,000	1,498,000	3,952,000	483,000
Net change	(45,943,000)	(5,636,000)	(14,866,000)	(1,817,000)
Balance at end of period	$(47,661,000)	$(627,000)	$(47,661,000)	$(627,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income for the nine months and quarters ended September 30, 2022 and 2021.

	For the nine months ended September 30,		For the quarter ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$(87,000)	$(133,000)	$(73,000)	$(113,000)
Amortization of net unrealized gains	25,000	43,000	7,000	18,000
Related deferred taxes	(5,000)	(9,000)	(1,000)	(4,000)
Net change	20,000	34,000	6,000	14,000
Balance at end of period	$(67,000)	$(99,000)	$(67,000)	$(99,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2022 and 2021.

	For the nine months ended September 30,		For the quarter ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$—	$(4,932,000)	$146,000	$(2,083,000)
Unrealized gains on cash flow hedging derivatives arising during the period	633,000	4,297,000	448,000	691,000
Related deferred taxes	(133,000)	(902,000)	(94,000)	(145,000)
Net change	500,000	3,395,000	354,000	546,000
Balance at end of period	$500,000	$(1,537,000)	$500,000	$(1,537,000)
There was no activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2022 and 2021.

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

The details of the interest rate swap agreements are as follows:

					September 30, 2022		December 31, 2021		September 30, 2021
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
08/02/2019	08/02/2024	1-Month USD Libor	1.590%	Other Liabilities	—	—	—	—	12,500,000	(381,000)
08/05/2019	08/05/2024	1-Month USD Libor	1.420%	Other Liabilities	—	—	—	—	12,500,000	(320,000)
02/12/2020	02/12/2023	3-Month USD Libor	1.486%	Other Liabilities	—	—	—	—	25,000,000	(438,000)
02/12/2020	02/12/2024	3-Month USD Libor	1.477%	Other Liabilities	—	—	—	—	25,000,000	(601,000)
06/28/2021	06/28/2026	1-Month USD Libor	1.158%	Other Liabilities	—	—	—	—	50,000,000	(594,000)
03/13/2020	03/13/2025	3-Month USD Libor	0.855%	Other Liabilities	—	—	—	—	25,000,000	(85,000)
03/13/2020	03/13/2030	3-Month USD Libor	1.029%	Other Assets	—	—	—	—	20,000,000	644,000
04/07/2020	04/07/2023	3-Month USD Libor	0.599%	Other Liabilities	—	—	—	—	20,000,000	(106,000)
04/07/2020	04/07/2024	3-Month USD Libor	0.643%	Other Liabilities	—	—	—	—	20,000,000	(64,000)
04/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	10,000,000	179,000	—	—	—	—
04/27/2022	01/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	10,000,000	212,000	—	—	—	—
04/27/2022	04/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	10,000,000	242,000	—	—	—	—
					$30,000,000	$633,000	$—	$—	$210,000,000	$(1,945,000)

The Company would reclassify unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings if the interest rate swaps were to become ineffective or the swaps were to terminate. In the fourth quarter 2021, the Bank terminated its then open interest rate swap positions in order to de-lever the balance sheet and reset wholesale funding costs. A one-time gain of $336,000 was recognized in non-interest income in the fourth quarter 2021. Amounts paid or received under the swaps are reported in interest expense in the consolidated statement of income, and in interest paid in the consolidated statement of cash flows.

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
At September 30, 2022 and 2021, and December 31, 2021, there were six customer loan swap arrangements in place, detailed below:

		September 30, 2022			December 31, 2021			September 30, 2021
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$38,628,000	$5,365,000	3	$15,765,000	$789,000	3	$15,885,000	$801,000
Pay Fixed, Receive Variable	Other Liabilities	—	—	—	3	24,604,000	(1,802,000)	3	24,768,000	(1,862,000)
		6	38,628,000	5,365,000	6	40,369,000	(1,013,000)	6	40,653,000	(1,061,000)
Receive Fixed, Pay Variable	Other Assets	—	—	—	3	24,604,000	1,802,000	3	24,768,000	1,862,000
Receive Fixed, Pay Variable	Other Liabilities	6	38,628,000	(5,365,000)	3	15,765,000	(789,000)	3	15,885,000	(801,000)
		6	38,628,000	(5,365,000)	6	40,369,000	1,013,000	6	40,653,000	1,061,000
Total		12	$77,256,000	$—	12	$80,738,000	$—	12	$81,306,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At September 30, 2022, there was no collateral posted on its swap contracts or required amount to be pledged.
Cessation of LIBOR
The Company is aware that 1) certain tenors of US Dollar ("USD") denominated London Interbank Offering Rate ("LIBOR") indices ceased to be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee ("ARRC") to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate ("SOFR") as a replacement for LIBOR. The International Swap and Derivatives Association ("ISDA"), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the customer loan interest rate swap contracts the Company has in place as of September 30, 2022 is tied to a LIBOR tenor expected to be published until June 2023. The six contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts and designate a replacement reference rate index will be undertaken in late 2022.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2022, the prepayment assumption using the PSA model was 135, which translates into an anticipated prepayment rate of 6.48%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2022 and 2021, servicing rights capitalized totaled $299,000 and $859,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2022 and 2021 were $402,000 and $485,000, respectively. The fair value of servicing rights was $3,789,000, $3,041,000, and $2,757,000 at September 30, 2022, December 31, 2021 and September 30, 2021, respectively. The Bank serviced loans for others totaling $348,589,000, $356,522,000, and $353,633,000 at September 30, 2022, December 31, 2021, and September 30, 2021, respectively.
The Bank recorded an impairment reserve as of September 30, 2021 and December 31, 2021 for strata with a fair value lower than cost. There was no impairment reserve as of September 30, 2022. Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2022	December 31, 2021	September 30, 2021
Mortgage servicing rights	$8,640,000	$8,341,000	$8,158,000
Accumulated amortization	(6,046,000)	(5,644,000)	(5,470,000)
Amortized cost	2,594,000	2,697,000	2,688,000
Impairment reserve	—	(26,000)	(91,000)
Carrying value	$2,594,000	$2,671,000	$2,597,000
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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2022 and 2021, and at December 31, 2021:

	September 30, 2022	December 31, 2021	September 30, 2021
Certificates of deposit < $100,000	$407,344,000	$252,568,000	$194,373,000
Certificates $100,000 to $250,000	295,112,000	258,211,000	263,860,000
Certificates $250,000 and over	83,720,000	55,426,000	56,334,000
	$786,176,000	$566,205,000	$514,567,000
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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2022 and 2021, and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022, December 31, 2021 and September 30, 2021.

	At September 30, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,144,000	$—	$19,144,000
Mortgage-backed securities	—	229,178,000	—	229,178,000
State and political subdivisions	—	31,106,000	—	31,106,000
Asset-backed securities	—	3,840,000	—	3,840,000
Total securities available for sale	—	283,268,000	—	283,268,000
Interest rate swap agreements	—	633,000	—	633,000
Customer loan interest swap agreements	—	5,364,000	—	5,364,000
Total interest rate swap agreements	—	5,997,000	—	5,997,000
Total assets	$—	$289,265,000	$—	$289,265,000

	At September 30, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$5,364,000	$—	$5,364,000
Total liabilities	$—	$5,364,000	$—	$5,364,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,899,000	$—	$21,899,000
Mortgage-backed securities	—	254,900,000	—	254,900,000
State and political subdivisions	—	39,122,000	—	39,122,000
Asset-backed securities	—	4,645,000	—	4,645,000
Total securities available for sale	—	320,566,000	—	320,566,000
Customer loan interest swap agreements	—	2,591,000	—	2,591,000
Total assets	$—	$323,157,000	$—	$323,157,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$2,591,000	$—	$2,591,000
Total liabilities	$—	$2,591,000	$—	$2,591,000

	At September 30, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,939,000	$—	$21,939,000
Mortgage-backed securities	—	247,253,000	—	247,253,000
State and political subdivisions	—	35,179,000	—	35,179,000
Asset-backed securities	—	4,853,000	—	4,853,000
Total securities available for sale	—	309,224,000	—	309,224,000
Interest rate swap agreements	—	644,000	—	644,000
Customer loan interest swap agreements	—	2,663,000	—	2,663,000
Total interest swap agreements	—	3,307,000	—	3,307,000
Total assets	$—	$312,531,000	$—	$312,531,000

	At September 30, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,589,000	$—	$2,589,000
Customer loan interest swap agreements	—	2,663,000	—	2,663,000
Total liabilities	$—	$5,252,000	$—	$5,252,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $26,000 at December 31, 2021 and $91,000 at September 30, 2021. There was no impairment reserve as of September 30, 2022. The Company had no other real estate owned or related allowance at September 30, 2022, 2021 and December 31, 2021. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures.
Impaired loans below are presented net of specific allowances of $151,000, $441,000 and $457,000 at September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

	At September 30, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,789,000	$—	$3,789,000
Impaired loans	—	5,000	—	5,000
Total assets	$—	$3,794,000	$—	$3,794,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,041,000	$—	$3,041,000
Impaired loans	—	224,000	—	224,000
Total assets	$—	$3,265,000	$—	$3,265,000

	At September 30, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,757,000	$—	$2,757,000
Impaired loans	—	224,000	—	224,000
Total assets	$—	$2,981,000	$—	$2,981,000

Fair Value of Financial Instruments
FASB ASC Topic 825 "Financial Instruments" requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
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
The carrying amount and estimated fair values for financial instruments as of September 30, 2022 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$381,906,000	$313,796,000	$—	$313,796,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	632,385,000	615,560,000	—	—	615,560,000
Construction	127,765,000	124,366,000	—	—	124,366,000
Other	306,692,000	304,024,000	—	5,000	304,019,000
Municipal	48,521,000	46,475,000	—	—	46,475,000
Residential
Term	592,143,000	543,378,000	—	—	543,378,000
Construction	41,440,000	37,263,000	—	—	37,263,000
Home equity line of credit	72,812,000	76,287,000	—	—	76,287,000
Consumer	19,830,000	18,172,000	—	—	18,172,000
Total loans	1,841,588,000	1,765,525,000	—	5,000	1,765,520,000
Mortgage servicing rights	2,594,000	3,789,000	—	3,789,000	—
Financial liabilities
Local certificates of deposit	$252,211,000	$239,377,000	$—	$239,377,000	$—
National certificates of deposit	533,965,000	525,169,000	—	525,169,000	—
Total certificates of deposits	786,176,000	764,546,000	—	764,546,000	—
Repurchase agreements	68,258,000	59,208,000	—	59,208,000	—
Federal Home Loan Bank advances	50,085,000	50,071,000	—	50,071,000	—
Total borrowed funds	118,343,000	109,279,000	—	109,279,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2021 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$370,040,000	$375,327,000	$—	$375,327,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	570,134,000	570,187,000	—	—	570,187,000
Construction	78,522,000	78,529,000	—	—	78,529,000
Other	261,373,000	261,759,000	—	5,000	261,754,000
Municipal	48,185,000	48,634,000	—	—	48,634,000
Residential
Term	548,530,000	553,098,000	—	219,000	552,879,000
Construction	31,596,000	31,966,000	—	—	31,966,000
Home equity line of credit	72,587,000	72,381,000	—	—	72,381,000
Consumer	22,035,000	20,591,000	—	—	20,591,000
Total loans	1,632,962,000	1,637,145,000	—	224,000	1,636,921,000
Mortgage servicing rights	2,671,000	3,041,000	—	3,041,000	—
Financial liabilities
Local certificates of deposit	$232,724,000	$231,265,000	$—	$231,265,000	$—
National certificates of deposit	333,481,000	337,025,000	—	337,025,000	—
Total deposits	566,205,000	568,290,000	—	568,290,000	—
Repurchase agreements	81,251,000	79,065,000	—	79,065,000	—
Federal Home Loan Bank advances	55,091,000	55,998,000	—	55,998,000	—
Total borrowed funds	136,342,000	135,063,000	—	135,063,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2021 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$375,699,000	$379,797,000	$—	$379,797,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	542,975,000	537,937,000	—	—	537,937,000
Construction	72,341,000	71,670,000	—	—	71,670,000
Other	284,048,000	283,585,000	—	5,000	283,580,000
Municipal	40,409,000	40,133,000	—	—	40,133,000
Residential
Term	536,231,000	540,586,000	—	219,000	540,367,000
Construction	29,203,000	29,593,000	—	—	29,593,000
Home equity line of credit	73,549,000	71,591,000	—	—	71,591,000
Consumer	22,386,000	20,578,000	—	—	20,578,000
Total loans	1,601,142,000	1,595,673,000	—	224,000	1,595,449,000
Mortgage servicing rights	2,597,000	2,757,000	—	2,757,000	—
Financial liabilities
Local certificates of deposit	$238,170,000	$239,239,000	$—	$239,239,000	$—
National certificates of deposit	276,397,000	279,653,000	—	279,653,000	—
Total certificates of deposits	514,567,000	518,892,000	—	518,892,000	—
Repurchase agreements	88,109,000	86,114,000	—	86,114,000	—
Federal Home Loan Bank advances	145,092,000	146,411,000	—	146,411,000	—
Total borrowed funds	233,201,000	232,525,000	—	232,525,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets, held at the reporting date that are accounted for at amortized cost, be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU was to be effective for all SEC registrants for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, FASB voted to finalize a proposal issued in August 2019 under which the effective implementation date was changed for SEC registrants meeting the definition of a Smaller Reporting Company to fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company qualifies as a Smaller Reporting Company. It continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements, and continues to anticipate that it may have a material impact upon adoption. The Bank formed an implementation committee for ASU No. 2016-13. Committee members participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and chose a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. An Allowance for Credit Loss Committee has been formed to guide the late stages of implementing the software and eventual adoption of the new standard. The Bank plans to run incurred loss and current expected credit loss models in parallel until adoption of ASU No. 2016-13 on January 1, 2023.

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

Risks and Uncertainties. As of September 30, 2022, local and state governments in the US have eased or eliminated most restrictions imposed to curtail the spread of the global pandemic, COVID-19. There continues to be uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any further government actions to mitigate them. Accordingly, while management has considered the effect of the pandemic on collectability of loans receivable and other business impacts, it is possible that this matter may have a further financial impact on the Company's financial position and results of future operations, such potential impact of which cannot be reasonably estimated.
Government economic programs intended to backstop and bolster the economy through the pandemic, such as the Payroll Protection Program (PPP) have ended, and the nation's economy has entered an inflationary phase. The Consumer Price Index has risen at levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem, the Federal Reserve has removed accommodative monetary policies and aggressively increased short-term interest rates. These actions are intended to slow overall economic activity and risk entering the economy into a recession. The conflict between Russia and Ukraine has exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

Use of Non-GAAP Financial Measures
Certain information in this release contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management uses these “non-GAAP” measures in its analysis of the Company's performance (including for purposes of determining the compensation of certain executive officers and other Company employees) and believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods and with other financial institutions, as well as demonstrating the effects of significant gains and charges in the current period, in light of the disclosure practices employed by many other publicly-traded financial institutions. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. Management believes that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in the Company's underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
In several places net interest income is calculated on a fully tax-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income total which, as adjusted, increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices.
The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2022 and 2021.

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2022	2021	2022	2021
Net interest income as presented	$56,682	$48,607	$19,364	$17,011
Effect of tax-exempt income	1,719	1,762	592	574
Net interest income, tax equivalent	$58,401	$50,369	$19,956	$17,585

The Company presents its efficiency ratio using non-GAAP information which is most commonly used by financial institutions. The GAAP-based efficiency ratio is non-interest expenses divided by net interest income plus non-interest income from the Consolidated Statements of Income. The non-GAAP efficiency ratio excludes securities losses and other-than-temporary impairment charges from non-interest expenses, excludes securities gains from non-interest income, and adds the tax-equivalent adjustment to net interest income.

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2022	2021	2022	2021
Non-interest expense, as presented	$32,193	$29,302	$11,371	$9,932
Net interest income, as presented	56,682	48,607	19,364	17,011
Effect of tax-exempt interest income	1,719	1,762	592	574
Non-interest income, as presented	13,027	14,584	4,715	4,375
Effect of non-interest tax-exempt income	127	124	43	41
Net securities (gains) losses	(7)	(22)	(6)	142
Adjusted net interest income plus non-interest income	$71,548	$65,055	$24,708	$22,143
Non-GAAP efficiency ratio	44.99%	45.04%	46.02%	44.85%
GAAP efficiency ratio	46.18%	46.37%	47.22%	46.44%
The Company presents certain information based upon tangible common equity instead of total shareholders' equity. The difference between these two measures is the Company's intangible assets, specifically goodwill from prior acquisitions. Management, banking regulators and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions.
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2022	2021	2022	2021
Average shareholders' equity as presented	$237,412	$233,763	$233,763	$239,672
Less average intangible assets	(30,901)	(30,971)	(30,884)	(30,994)
Average tangible shareholders' common equity	$206,511	$202,792	$202,879	$208,678

The following table provides a reconciliation of period ending tangible common equity to the Company's consolidated financial statements, adjusted to remove unrealized losses:

	Period Ending
In thousands of dollars, except per share data	September 30, 2022	September 30, 2021
Shareholders' Equity	$219,917	$238,737
Intangible Assets	(30,873)	(30,942)
Tangible Common Equity	189,044	207,795
Unrealized Losses on Available for Sale Securities, net of tax	47,661	627
Adjusted Tangible Common Equity	$236,705	$208,422
Adjusted Tangible Book Value Per Share	$21.44	$18.96

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2022	2021	2022	2021
Net Income, as presented	$29,793	$26,723	$10,091	$9,014
Add: provision for loan losses	1,300	1,575	400	525
Add: income taxes expense	6,423	5,591	2,217	1,915
Pre-tax, pre-provision net income	$37,516	$33,889	$12,708	$11,454

Executive Summary
Net income for the nine months ended September 30, 2022 was $29.8 million, up $3.1 million or 11.5% from the same period in 2021. Earnings per common share on a fully diluted basis were $2.70 for the nine months ended September 30, 2022, up $0.27 or 11.1% from the $2.43 posted for the same period in 2021. For the quarter ended September 30, 2022, net income was $10.1 million, up $1.1 million or 11.9% from the same period in 2021. Earnings per common share on a fully diluted basis were $0.91 for the quarter ended September 30, 2022, up $0.09 or 11.0% from the $0.82 posted for the same period in 2021.
The Company continues to perform very strongly in 2022, posting record earnings in each of the three quarters. Growth in net interest income, predominantly from a combination of strong earning asset growth and expanded net interest margin, has been a primary driver of performance year-to-date. Based upon the strength of the Company's earnings, dividends totaling $1.00 per share have been declared year-to-date, representing a payout to our shareholders of 36.63% of basic earnings per share for the period.
Net interest income on a tax-equivalent basis was up $8.0 million or 15.9% in the nine months ended September 30, 2022 compared to the same period in 2021. This increase is attributable primarily to growth in earning assets and a wider net interest margin. The tax equivalent net interest margin for the nine months ended September 30, 2022, was 3.17%, up from 2.94% for the same period in 2021. For the quarter ended September 30, 2022, net interest income on a tax-equivalent basis increased $2.4 million or 13.5% compared to the same period in 2021, with the net interest margin at 3.14% compared to 2.96% for the same period in 2021.
Non-interest income for the nine months ended September 30, 2022 was $13.0 million, down $1.6 million or 10.7%, from the nine months ended September 30, 2021. Revenue at First National Wealth Management increased $161,000 or 4.8% over the same period, debit card revenue was up $1.0 million or 26.0%, and service charge revenue increased $226,000 or 20.0%. Conversely, mortgage banking revenue decreased $3.1 million or 71.6%.
Non-interest expense for the nine months ended September 30, 2022 was $32.2 million, up $2.9 million or 9.9% from the nine months ended September 30, 2021. Salaries and employee benefits year-to-date in 2022 have increased 9.6% from the same period in 2021. Other operating expense has increased 12.3% over the same period largely attributable to one-time charges associated with the sale of a block of residential mortgage loans.
Asset quality has further improved year-to-date in 2022 and continues to be strong and stable. Non-performing assets stood at 0.07% of total assets as of September 30, 2022, down from 0.25% of total assets as of September 30, 2021 and 0.23% as of December 31, 2021. Total past-due loans were 0.08% of total loans as of September 30, 2022, down from 0.26% of total loans as of December 31, 2021 and 0.25% as of September 30, 2021.
The provision for loan losses for the first nine months of 2022 was $1.3 million, down from the $1.6 million provisioned in the same period in 2021. The Company continues to view it prudent to consider the uncertainties brought about by COVID-19 and the potential impact to borrowers in its provision analysis. Net loan chargeoffs for the nine months ended September 30, 2022 were $434,000 or 0.03% of average loans on an annualized basis, unchanged in percentage terms to net charge-offs of $321,000 or 0.03% of total loans for the nine months ended September 30, 2021. The allowance for loan losses increased $866,000 between December 31, 2021 and September 30, 2022, and now stands at 0.88% of loans outstanding as of September 30, 2022, down from 0.94% at December 31, 2021 and 1.08% at September 30, 2021.
The Company's balance sheet continued to expand in the first nine months of 2022 as total assets increased $208.0 million or 8.2% year-to-date. The loan portfolio increased $210.3 million or 12.8% in the nine months ended September 30, 2022 and $240.8 million or 14.9% from a year ago. Loan growth in the first nine months of 2022 was centered in commercial real estate and construction loans, up $112.2 million, and other commercial loans, up $45.5 million. Other commercial loans include PPP loan balances of $14,000, a decrease of $22.0 million since December 31, 2021. The investment portfolio decreased $26.3 million year-to-date and decreased $24.1 million from a year ago based upon changes in the carrying value of Available-for-Sale securities. On the liability side of the balance sheet, low-cost deposits have increased $44.9 million or 3.3% year-to-date, with growth centered in Demand and NOW account balances. Year-over-year, low-cost deposits have increased $66.8 million or 5.0%. Local certificates of deposit ("CDs") increased $19.5 million and wholesale CDs increased $200.5 million year-to-date.
Remaining well capitalized is a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 13.59% as of September 30, 2022, solidly above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios were strong in the first nine months of 2022, with a return on average tangible common equity of 19.29% for the nine months ended September 30, 2022 compared to 17.62% for the same period in 2021. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 44.99% for the nine months ended September 30, 2022 compared to 45.04% for the same period in 2021.

Net Interest Income
Total interest income of $66.0 million for the nine months ended September 30, 2022 was an increase of $8.9 million or 15.5% compared to total interest income of $57.1 million for the same period of 2021, with growth in earning assets primarily responsible for the increase. Total interest expense of $9.3 million for the nine months ended September 30, 2022 was an increase of $798,000 or 9.4% compared to total interest expense for the nine months ended September 30, 2021. As a result, net interest income of $56.7 million for the nine months ended September 30, 2022 was an increase of $8.1 million or 16.6% compared to net interest income of $48.6 million for the same period ended September 30, 2021. The Company's net interest margin on a tax-equivalent basis for the nine months ended September 30, 2022 was 3.17%, up from 2.94% for the first nine months of 2021. Tax-exempt interest income amounted to $6.5 million for the nine months ended September 30, 2022 compared to $6.6 million for the nine months ended September 30, 2021.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2022 and 2021. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the nine months ended
	September 30, 2022		September 30, 2021
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$163	0.93%	$45	0.11%
Investments	13,815	2.68%	12,714	2.45%
Loans held for sale	11	2.53%	22	1.16%
Loans	53,685	4.10%	46,063	3.99%
Total interest income	67,674	3.67%	58,844	3.43%
Interest expense
Deposits	8,190	0.59%	5,796	0.47%
Other borrowings	1,083	1.09%	2,679	1.54%
Total interest expense	9,273	0.62%	8,475	0.61%
Net interest income	$58,401		$50,369
Interest rate spread		3.05%		2.82%
Net interest margin		3.17%		2.94%

	For the quarters ended
	September 30, 2022		September 30, 2021
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$92	2.32%	$21	0.14%
Investments	4,849	2.80%	4,168	2.37%
Loans held for sale	2	4.84%	3	0.97%
Loans	19,640	4.29%	15,970	3.96%
Total interest-earning assets	24,583	3.87%	20,162	3.39%
Interest expense
Deposits	4,164	0.86%	1,650	0.40%
Other borrowings	463	1.40%	927	1.57%
Total interest expense	4,627	0.89%	2,577	0.54%
Net interest income	$19,956		$17,585
Interest rate spread		2.97%		2.85%
Net interest margin		3.14%		2.96%
Interest income includes $137,000 in net origination fees recognized during the first six months of 2022, attributable to PPP loans; as of June 30, 2022, net unrecognized PPP origination fees were zero, therefore no fees were recognized during the third quarter 2022. Interest income in the first nine months of 2021 included $2.9 million in net origination fees recognized on PPP loans; as of September 30, 2021, net unrecognized PPP origination fees totaled $2.4 million.

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2022 compared to 2021. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the nine months ended September 30, 2022 compared to 2021
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(25)	$326	$(183)	$118
Investment securities	(66)	1,173	(6)	1,101
Loans held for sale	(17)	26	(20)	(11)
Loans	6,175	1,276	171	7,622
Change in interest income	6,067	2,801	(38)	8,830
Interest expense
Deposits	839	1,358	197	2,394
Other borrowings	(1,149)	(783)	336	(1,596)
Change in interest expense	(310)	575	533	798
Change in net interest income	$6,377	$2,226	$(571)	$8,032
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2022 compared to 2021
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(15)	$329	$(243)	$71
Investment securities	(61)	753	(11)	681
Loans held for sale	(3)	12	(10)	(1)
Loans	2,183	1,308	179	3,670
Change in interest income	2,104	2,402	(85)	4,421
Interest expense
Deposits	267	1,934	313	2,514
Other borrowings	(408)	(100)	44	(464)
Change in interest expense	(141)	1,834	357	2,050
Change in net interest income	$2,245	$568	$(442)	$2,371

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2022 and 2021.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Assets
Cash and cash equivalents	$23,926	$23,152	$27,062	$25,195
Interest-bearing deposits in other banks	23,405	53,251	15,711	59,939
Securities available for sale (includes tax exempt securities of $35,457 and $34,762 at September 30, 2022 and 2021, respectively)	308,297	306,007	302,428	311,212
Securities to be held to maturity (included tax exempt securities of $253,554 and $251,417 at September 30, 2022 and 2021, respectively)	377,163	378,526	380,512	377,879
Restricted equity securities, at cost	5,011	9,539	4,809	8,839
Loans held for sale	581	2,530	164	1,228
Loans	1,750,004	1,543,142	1,818,419	1,599,728
Allowance for loan losses	(15,962)	(16,788)	(16,365)	(17,180)
Net loans	1,734,042	1,526,354	1,802,054	1,582,548
Accrued interest receivable	9,539	9,686	9,425	8,714
Premises and equipment	28,960	28,862	28,848	29,378
Other real estate owned	12	325	33	71
Goodwill	30,646	30,646	30,646	30,646
Other assets	51,225	46,040	54,953	45,463
Total Assets	$2,592,807	$2,414,918	$2,656,645	$2,481,112
Liabilities & Shareholders' Equity
Demand deposits	$333,828	$291,641	$351,025	$331,546
NOW deposits	628,766	544,789	595,714	566,574
Money market deposits	210,145	176,767	193,257	185,745
Savings deposits	373,329	328,648	381,113	342,501
Certificates of deposit	659,083	584,470	750,935	558,563
Total deposits	2,205,151	1,926,315	2,272,044	1,984,929
Borrowed funds – short term	132,533	177,110	130,695	178,420
Borrowed funds – long term	85	55,092	85	55,094
Dividends payable	956	796	1,226	615
Other liabilities	16,670	21,842	18,832	22,382
Total Liabilities	2,355,395	2,181,155	2,422,882	2,241,440
Shareholders' Equity:
Common stock	110	110	110	110
Additional paid-in capital	67,364	65,841	67,761	66,232
Retained earnings	192,666	168,593	198,897	174,123
Net unrealized gain (loss) on securities available for sale	(22,823)	2,047	(33,249)	1,740
Net unrealized loss on securities transferred from available for sale to held to maturity	(77)	(120)	(70)	(108)
Net unrealized gain (loss) on cash flow hedging derivative instruments	67	(2,736)	209	(2,453)
Net unrealized gain on postretirement benefit costs	105	28	105	28
Total Shareholders' Equity	237,412	233,763	233,763	239,672
Total Liabilities & Shareholders' Equity	$2,592,807	$2,414,918	$2,656,645	$2,481,112

Non-Interest Income
Non-interest income of $13.0 million for the nine months ended September 30, 2022 is a decrease of $1.6 million compared to the same period in 2021. Revenue at First National Wealth Management increased $161,000 or 4.8% over the same period, debit card revenue was up $1.0 million or 26.0% due primarily to receipt of one-time program incentive payments, and service charge revenue was up 20.0%. As expected, mortgage banking revenues continued to trend down from the heights of the past two years, down $3.1 million, or 71.6%; the decrease is attributable to a significant year-to-year decrease in mortgage refinance activity and two marks against mortgage servicing rights. Non-interest income of $4.7 million for the quarter ended September 30, 2022 is an increase of $340,000 compared to the same period in 2021, due primarily to debit card revenue.

Non-Interest Expense
Non-interest expense of $32.2 million for the nine months ended September 30, 2022 is an increase of 9.9% or $2.9 million compared to non-interest expense of $29.3 million for the same period in 2021. Salaries and employee benefits increased as well as other operating expense, over the same period. Other Operating Expenses increased $906,000 or 12.3%, largely attributable to one-time charges totaling $681,000 incurred in a sale of residential mortgage loans in the third quarter of 2022. Non-interest expense of $11.4 million for the quarter ended September 30, 2022 is an increase of 14.5% compared to non-interest expense of $9.9 million for the same period in 2021 due to the reasons mentioned. The Company's non-GAAP efficiency ratio stood at 44.99% for the nine months ended September 30, 2022, down from 45.04% for the same period in 2021.

Income Taxes
Income taxes on operating earnings were $6.4 million for the nine months ended September 30, 2022, up $832,000 from the same period in 2021.

Investments
The carrying value of the Company's investment portfolio decreased by $26.3 million between December 31, 2021 and September 30, 2022. As of September 30, 2022, mortgage-backed securities had a carrying value of $285.6 million and a fair value of $273.9 million. Of this total, securities with a fair value of $75.9 million or 27.7% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $197.9 million or 72.3% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $67,000 at September 30, 2022. This compares to $87,000 and $99,000, net of taxes, at December 31, 2021 and September 30, 2021, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2022 and 2021 and December 31, 2021.

Dollars in thousands	September 30, 2022	December 31, 2021	September 30, 2021
Securities available for sale
U.S. Government-sponsored agencies	$19,144	$21,899	$21,939
Mortgage-backed securities	229,178	254,900	247,253
State and political subdivisions	31,106	39,122	35,179
Asset-backed securities	3,840	4,645	4,853
	$283,268	$320,566	$309,224
Securities to be held to maturity
U.S. Government-sponsored agencies	$38,100	$35,600	$35,600
Mortgage-backed securities	56,423	60,646	64,651
State and political subdivisions	257,633	250,544	254,198
Corporate securities	29,750	23,250	21,250
	$381,906	$370,040	$375,699
Restricted equity securities
Federal Home Loan Bank Stock	$3,477	$4,328	$7,802
Federal Reserve Bank Stock	1,037	1,037	1,037
	$4,514	$5,365	$8,839
Total securities	$669,688	$695,971	$693,762

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2022. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	2,776	1.83%	—	0.00%
Due in 5 to 10 years	7,720	1.17%	11,500	1.02%
Due after 10 years	8,648	2.00%	26,600	1.56%
Total	19,144	1.64%	38,100	1.40%
Mortgage-Backed Securities
Due in 1 year or less	4	4.24%	—	0.00%
Due in 1 to 5 years	286	2.64%	8	8.43%
Due in 5 to 10 years	3,381	1.54%	226	7.32%
Due after 10 years	225,507	2.04%	56,189	1.36%
Total	229,178	2.03%	56,423	1.39%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,346	4.05%
Due in 1 to 5 years	365	5.06%	8,477	3.89%
Due in 5 to 10 years	3,335	2.51%	40,766	3.40%
Due after 10 years	27,406	3.25%	207,044	2.31%
Total	31,106	3.19%	257,633	2.54%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	3,840	4.17%	—	0.00%
Total	3,840	4.17%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	6,750	4.61%
Due in 5 to 10 years	—	0.00%	23,000	4.05%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	29,750	4.18%
	$283,268	2.16%	$381,906	2.39%

Impaired Securities
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at September 30, 2022 amounted to $128.5 million, or 18.24% of the amortized cost of the total securities portfolio. At December 31, 2021, this amount was $8.4 million, or 1.26% of the amortized cost of total securities portfolio. The position change since 2021 year-end is the result of the significant increase in market interest rates during the period.
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
As of September 30, 2022, the Company had temporarily impaired securities with a fair value of $561.1 million and unrealized losses of $128.5 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $223.6 million as of September 30, 2022, compared with $55.9 million at December 31, 2021. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2022:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,364	$(1,264)	$39,452	$(16,043)	$46,816	$(17,307)
Mortgage-backed securities	109,041	(13,868)	162,979	(41,957)	272,020	(55,825)
State and political subdivisions	197,145	(44,277)	17,902	(9,005)	215,047	(53,282)
Asset-backed securities	3,840	(32)	—	—	3,840	(32)
Corporate Securities	20,186	(1,814)	3,229	(271)	23,415	(2,085)
	$337,576	$(61,255)	$223,562	$(67,276)	$561,138	$(128,531)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2022, there were $17.3 million unrealized losses on these securities compared to $2.3 million unrealized losses as of December 31, 2021. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at September 30, 2022.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2022, there were $55.8 million of unrealized losses on these securities compared with $5.7 million at December 31, 2021. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2022. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2022, there were $53.3 million of unrealized losses on these securities compared to $390,000 at December 31, 2021. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At

September 30, 2022, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2022 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2022.
Asset-backed securities. As of September 30, 2022, there were $32,000 of unrealized losses on these securities compared to none at December 31, 2021. These securities consist of U.S Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at September 30, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2022.
Corporate securities. As of September 30, 2022, there were $2.1 million of unrealized losses on these securities compared to $66,000 at December 31, 2021. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2022, all corporate bond issuers were current on contractually obligated interest and principal payments. Management believes that the unrealized losses at September 30, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2022.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2022, the Bank's investment in FHLB stock totaled $3.5 million. This compares to $4.3 million as of December 31, 2021 and $7.8 million as of September 30, 2021. FHLB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through September 30, 2022. The Company will continue to monitor its investment in FHLB stock.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2022, the Bank had no loans held for sale. This compares to $835,000 loans held for sale at December 31, 2021 and $1.4 million loans held for sale at September 30, 2021. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.

Loans
The loan portfolio increased during the first nine months of 2022, with total loans at $1.86 billion at September 30, 2022, up $210.3 million or 12.8% from total loans of $1.65 billion at December 31, 2021. Commercial loans increased $157.7 million or 17.1% between December 31, 2021 and September 30, 2022, municipal loans increased $340,000 or 0.7%, residential term loans increased $44.2 million, residential construction increased $9.9 million, and home equity lines of credit increased $306,000. Loans made under the U.S. Small Business Administration's PPP accounted for $14,000 of commercial loans as of September 30, 2022.
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
Construction loans, both commercial and residential, at 67.9% of total Bank capital are well under the regulatory guidance of 100.0% of capital at September 30, 2022. Construction loans and non-owner-occupied commercial real estate loans are at 221.4% of total Bank capital, well under the regulatory guidance of 300.0% of capital at September 30, 2022.
The following table summarizes the loan portfolio, by class, at September 30, 2022 and 2021 and December 31, 2021.

Dollars in thousands	September 30, 2022		December 31, 2021		September 30, 2021
Commercial
Real estate	$638,708	34.5%	$576,198	35.0%	$550,077	34.0%
Construction	129,036	6.9%	79,365	4.8%	73,302	4.6%
Other	310,110	16.7%	264,570	16.1%	288,121	17.8%
Municipal	48,702	2.6%	48,362	2.9%	40,616	2.5%
Residential
Term	595,031	32.0%	550,783	33.4%	537,811	33.3%
Construction	41,631	2.2%	31,763	1.9%	29,358	1.8%
Home equity line of credit	73,938	4.0%	73,632	4.5%	74,594	4.6%
Consumer	20,819	1.1%	22,976	1.4%	23,333	1.4%
Total loans	$1,857,975	100.0%	$1,647,649	100.0%	$1,617,212	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2022.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$221	$26,476	$67,436	$544,575	$638,708
Construction	—	7,511	14,546	106,979	129,036
Other	453	118,861	79,473	111,323	310,110
Municipal	—	26,070	7,929	14,703	48,702
Residential
Term	—	6,732	44,225	544,074	595,031
Construction	—	1,560	—	40,071	41,631
Home equity line of credit	1,323	3,301	1,781	67,533	73,938
Consumer	5,325	7,468	2,996	5,030	20,819
Total loans	$7,322	$197,979	$218,386	$1,434,288	$1,857,975
The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2022.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$86,567	4.7%	$552,141	29.8%	$638,708	34.5%
Construction	34,764	1.9%	94,272	5.0%	129,036	6.9%
Other	119,552	6.4%	190,558	10.3%	310,110	16.7%
Municipal	48,410	2.6%	292	0.0%	48,702	2.6%
Residential
Term	428,941	23.1%	166,090	8.9%	595,031	32.0%
Construction	32,447	1.7%	9,184	0.5%	41,631	2.2%
Home equity line of credit	305	0.0%	73,633	4.0%	73,938	4.0%
Consumer	13,750	0.7%	7,069	0.4%	20,819	1.1%
Total loans	$764,736	41.1%	$1,093,239	58.9%	$1,857,975	100.0%

Loan Concentrations
As of September 30, 2022 and 2021, the Bank had one concentration of loans that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $201.5 million, or 10.84% of total loans and $165.6 million, or 10.23% of total loans, respectfully.

Loan Sale
In September 2022, the Bank sold a block of mixed-performing residential mortgage loans. The block consisted of 41 units with a total carrying value of $5.2 million, and included past-due, non-accrual, and Troubled Debt Restructure loans. One-time charges associated with the sale totaling $681,000 were recognized in the third quarter.

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on non-accrual and/or troubled debt restructure status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2022, impaired loans with specific reserves totaled $2.5 million and the amount of such reserves was $420,000. This compares to impaired loans with specific reserves of $3.1 million at December 31, 2021 and the amount of such reserves was $576,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2022 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of September 30, 2022 and 2021 and December 31, 2021. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2022		December 31, 2021		September 30, 2021
Commercial
Real estate	$5,575	34.5%	$5,367	35.0%	$6,499	34.0%
Construction	1,121	6.9%	746	4.8%	$879	4.6%
Other	3,014	16.7%	2,830	16.1%	$3,727	17.8%
Municipal	160	2.6%	157	2.9%	$189	2.5%
Residential
Term	2,547	32.0%	2,733	33.4%	$2,761	33.3%
Construction	168	2.2%	148	1.9%	$142	1.8%
Home equity line of credit	993	4.0%	925	4.5%	$956	4.6%
Consumer	872	1.1%	833	1.4%	$867	1.4%
Unallocated	1,937	—%	1,782	—%	$1,487	—%
Total	$16,387	100.0%	$15,521	100.0%	$17,507	100.0%

The allowance for loan losses totaled $16.4 million at September 30, 2022, compared to $15.5 million as of December 31, 2021 and $17.5 million as of September 30, 2021. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $156,000 in the first nine months of 2022 from $576,000 at December 31, 2021 to $420,000 at September 30, 2022. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $35,000 in the first nine months of 2022. The portion of the reserve based on qualitative factors increased $832,000 in the first nine months of 2022 due to a mix of factors. These included changes in various macroeconomic measures used in the qualitative model, updated analysis of the loan portfolio in multiple stress scenarios, and performance after exit of COVID-19 related loan modifications. Unallocated reserves of $1.8 million, or 11.5% of the total reserve at December 31, 2021, increased to $1.9 million, or 11.8% as of September 30, 2022. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that the unallocated portion of the reserve at September 30, 2022 adequately addresses general imprecision related to loan portfolio growth, along with other underlying credit risks not yet captured in loan specific or qualitative metrics the Company uses to estimate its allowance.
A breakdown of the allowance for loan losses as of September 30, 2022, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$—	$867	$4,708	$—	$5,575
Construction	6	173	942	—	1,121
Other	315	420	2,279	—	3,014
Municipal	—	—	160	—	160
Residential
Term	99	102	2,346	—	2,547
Construction	—	7	161	—	168
Home equity line of credit	—	106	887	—	993
Consumer	—	216	656	—	872
Unallocated	—	—	—	1,937	1,937
	$420	$1,891	$12,139	$1,937	$16,387

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $1.3 million for the first nine months of 2022 and $1.6 million the first nine months of 2021. Net charge-offs were $434,000 in the first nine months of 2022, up from $321,000 in the first nine months of 2021. Our allowance as a percentage of outstanding loans was 0.88% as of September 30, 2022, down marginally from 0.94% as of December 31, 2021, and down from 1.08% as of September 30, 2021.

The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2022 and 2021 and for the year ended December 31, 2021:

Dollars in thousands	September 30, 2022	December 31, 2021	September 30, 2021
Balance at the beginning of period	$15,521	$16,253	$16,253
Loans charged off:
Commercial
Real estate	—	106	71
Construction	—	—	—
Other	272	288	286
Municipal	—	—	—
Residential
Term	—	42	41
Construction	—	—	—
Home equity line of credit	29	—	—
Consumer	318	312	239
Total	619	748	637
Recoveries on loans previously charged off
Commercial
Real estate	16	95	95
Construction	—	—	—
Other	11	84	83
Municipal	—	—	—
Residential
Term	27	66	12
Construction	—	—	—
Home equity line of credit	3	61	60
Consumer	128	85	66
Total	185	391	316
Net loans charged off	434	357	321
Provision (credit) for loan losses	1,300	(375)	1,575
Balance at end of period	$16,387	$15,521	$17,507
Ratio of net loans charged off to average loans outstanding[1]	0.03%	0.02%	0.03%
Ratio of allowance for loan losses to total loans outstanding	0.88%	0.94%	1.08%
1 Annualized using a 365-day basis for both 2022 and 2021.
In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, including effects of the COVID-19 pandemic.

COVID-19 Impact on Loan Portfolio
First National Bank is a designated SBA preferred lender and has participated in both the 2020 (PPP1) and 2021 (PPP2) rounds of the PPP. Under PPP1, 1,718 loans were granted totaling $97.8 million in funds disbursed to qualified small businesses and under PPP2 there were 1,263 loans granted totaling $52.1 million. The Bank worked actively with borrowers to process applications for forgiveness per PPP guidelines. As of September 30, 2022, remaining PPP balances totaled $14,000.

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

Nonperforming Loans
Nonperforming loans are comprised of loans, for which based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is "in the process of collection" if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.10% at September 30, 2022 compared to 0.35% at December 31, 2021 and 0.39% at September 30, 2021. The following table shows the distribution of nonperforming loans by class as of September 30, 2022 and 2021 and December 31, 2021:

Dollars in thousands	September 30, 2022	December 31, 2021	September 30, 2021
Commercial
Real estate	$195	$242	$604
Construction	25	27	23
Other	756	1,068	1,251
Municipal	—	—	—
Residential
Term	637	3,808	3,785
Construction	—	—	—
Home equity line of credit	247	457	482
Consumer	—	—	—
Total nonperforming loans	$1,860	$5,602	$6,145
Allowance for loan losses as a percentage of nonperforming loans	881.0%	277.1%	284.9%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2022, there were no loans 90 or more days past due and still accruing interest compared to $32,000 at December 31, 2021 and $229,000 at September 30, 2021.

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
As of September 30, 2022, we had 31 loans with a balance of $4.9 million that have been restructured. This compares to 60 loans with a balance of $8.3 million and 64 loans with a balance of $10.1 million classified as TDRs as of December 31, 2021 and September 30, 2021, respectively.
The following table shows the activity in loans classified as TDRs between December 31, 2021 and September 30, 2022:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2021	60	$8,341
Added in 2022	1	38
Loans paid off in 2022	(30)	(3,237)
Repayments in 2022	—	(216)
Total at September 30, 2022	31	$4,926

As of September 30, 2022, 25 loans with an aggregate balance of $4.5 million were performing under the modified terms, six loans with an aggregate balance of $430,000 were on nonaccrual and no loans were more than 30 days past due and accruing. As a percentage of aggregate outstanding balance, 91.27% were performing under the modified terms, 8.73% were on nonaccrual and 0.00% were past due and still accruing.
The performance status of all TDRs as of September 30, 2022, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$1,100	$—	$—	$1,100
Construction	661	—	—	661
Other	196	—	265	461
Municipal	—	—	—	—
Residential
Term	2,539	—	165	2,704
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	$4,496	$—	$430	$4,926
Percent of balance	91.3%	—%	8.7%	100.0%
Number of loans	25	—	6	31
Associated specific reserve	$106	$—	$83	$189

Residential and consumer TDRs as of September 30, 2022 included 20 loans with an aggregate balance of $2.7 million, and the modifications granted fell into four major categories. Loans totaling $1.5 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $945,000 had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Rate concessions were granted on loans totaling $108,000. Loans with an aggregate balance of $538,000 were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of September 30, 2022 were comprised of 11 loans with a balance of $2.2 million. Of this total, four loans with an aggregate balance of $1.0 million had an extended period of interest-only payments, deferring the start of principal repayment. Three loans with an aggregate balance of $249,000 had a deferral of payment. The remaining four loans with an aggregate balance of $1.0 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it generally remains classified as such until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of September 30, 2022, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $558,000. There were also 6 loans with an outstanding balance of $430,000 that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $6.4 million at September 30, 2022, and have decreased $5.7 million from December 31, 2021. There were 59 impaired loans at September 30, 2022 down from 107 loans at December 31, 2021. Impaired commercial loans decreased $488,000 between December 31, 2021 and September 30, 2022. The specific allowance for impaired commercial loans decreased from $439,000 at December 31, 2021 to $321,000 as of September 30, 2022, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2021 to September 30, 2022, impaired residential loans decreased $5.0 million and impaired home equity lines of credit decreased $210,000.
The following table sets forth impaired loans as of September 30, 2022 and 2021 and December 31, 2021:

Dollars in thousands	September 30, 2022	December 31, 2021	September 30, 2021
Commercial
Real estate	$1,295	$1,428	$2,800
Construction	686	689	705
Other	951	1,303	1,755
Municipal	—	—	—
Residential
Term	3,176	8,173	8,782
Construction	—	—	—
Home equity line of credit	247	457	503
Consumer	—	2	4
Total	$6,355	$12,052	$14,549

Past Due Loans
The Bank's overall loan delinquency ratio was 0.08% at September 30, 2022 compared to 0.26% at December 31, 2021 and 0.25% at September 30, 2021. Loans 90 days delinquent and accruing decreased from $32,000 at December 31, 2021 to zero as of September 30, 2022. The following table sets forth loan delinquencies as of September 30, 2022 and 2021 and December 31, 2021:

Dollars in thousands	September 30, 2022	December 31, 2021	September 30, 2021
Commercial
Real estate	$195	$440	$259
Construction	—	24	28
Other	271	157	676
Municipal	—	—	—
Residential
Term	322	2,297	2,453
Construction	—	—	—
Home equity line of credit	502	1,035	407
Consumer	171	392	295
Total	$1,461	$4,345	$4,118
Loans 30-89 days past due to total loans	0.055%	0.130%	0.160%
Loans 90+ days past due and accruing to total loans	0.000%	0.002%	0.010%
Loans 90+ days past due on non-accrual to total loans	0.024%	0.130%	0.080%
Total past due loans to total loans	0.079%	0.262%	0.250%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2022, there were two potential problem loans with a balance of $111,000 or 0.006% of total loans. At December 31, 2021, there were no potential problem loans.
As of September 30, 2022, there were three loans in the process of foreclosure with a total balance of $356,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2022, 2021 and December 31, 2021 there were no OREO properties owned and no allowance for OREO losses.

Liquidity Management
As of September 30, 2022, the Bank had primary sources of liquidity of $901.0 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has $499.0 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 85.0% of total average assets in the first nine months of 2022, up from 79.8% a year ago. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to access or renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the FRB of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with two correspondent banks and availability through the FRB Borrower in Custody program.
Deposits
During the first nine months of 2022, total deposits increased by $246.7 million or 11.6% from December 31, 2021 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $44.9 million or 3.3% in the first nine months of 2022, money market deposits decreased $18.2 million or 8.8%, and certificates of deposit increased $220.0 million or 38.9%. Between September 30, 2021 and September 30, 2022, total deposits increased by $336.7 million or 16.6%. Low-cost deposits increased by $66.8 million or 5.0%, money market accounts decreased $1.7 million or 0.9%, and certificates of deposit increased $271.6 million or 52.8%. Estimated uninsured deposits totaled $194.0 million, $202.3 million and $228.4 million at September 30, 2022, 2021 and December 31, 2021, respectively.
Borrowed Funds
The Company uses funding from the FHLB, the FRB and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2022, borrowed funds decreased $18.0 million or 13.2% from December 31, 2021, primarily in customer repurchase agreements. Between September 30, 2021 and September 30, 2022, borrowed funds decreased by $114.9 million or 49.3%; this decrease resulted primarily from repayment of various FHLB borrowings.
Shareholders' Equity
Shareholders' equity as of September 30, 2022 was $219.9 million, compared to $245.7 million as of December 31, 2021 and $238.7 million as of September 30, 2021. The Company's earnings in the first nine months of 2022, net of dividends declared, added $18.8 million to shareholders' equity. The net unrealized loss on available-for-sale securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $47.7 million as of September 30, 2022 and was $1.7 million as of December 31, 2021. Additional information about the net unrealized loss on available-for-sale securities was provided in Note 2 of the Consolidated Financial Statements and in the Impaired Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

A cash dividend of $0.34 per share was declared in the third quarter of 2022. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 36.63% for the first nine months of 2022 compared to 38.78% for the same period in 2021. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2022 is this year's net income plus $38.2 million.
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
The Company met each of the well-capitalized ratio guidelines at September 30, 2022. The following tables indicate the capital ratios for the Bank and the Company at September 30, 2022 and December 31, 2021.

As of September 30, 2022	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.84%	12.64%	12.64%	13.52%
Company	8.99%	12.70%	12.70%	13.59%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2021	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.56%	13.21%	13.21%	14.17%
Company	8.63%	13.31%	13.31%	14.27%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The Bank maintains and annually updates a capital plan over a five year horizon; the capital plan was last updated in the second quarter of 2022. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status. To further validate its internal results, the Bank engaged a third party consultant during the second quarter of 2022 to conduct credit stress tests on its loan portfolio under six scenarios. Three of the scenarios emulated the Federal Reserve's Dodd Frank Act Stress Tests (DFAST), and three were developed by a leading forecasting firm. The consultant's report applied projected credit losses over a thirteen quarter horizon to the Bank's capital position with immediate effect. In each of the six scenarios the Bank remained well capitalized.

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

At September 30, 2022, the Bank had three outstanding off-balance sheet, derivative instruments designated as cash flow hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $30.0 million and an unrealized gain of $500,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30, 2022, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of September 30, 2022, the Bank had six loan swap agreements in place with a total notional value of $77.3 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2022:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$118,343	$118,258	$85	$—	$—
Operating leases	891	113	204	136	438
Certificates of deposit	786,176	480,369	222,424	83,383	—
Total	$905,410	$598,740	$222,713	$83,519	$438
Total loan commitments and unused lines of credit	$360,292	$360,292	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2022 was (2.59)% of total assets compared to 7.09% of total assets at December 31, 2021. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2022, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$33,970	$23,027	$141,130	$467,047
Restricted stock, at cost	3,478	—	—	1,037
Loans held for sale	—	—	—	—
Loans	459,834	200,732	890,571	306,837
Other interest-earning assets	—	25,857	—	—
Non-rate-sensitive assets	78,741	—	—	102,804
Total assets	576,023	249,616	1,031,701	877,725
Interest-bearing deposits	511,532	335,071	308,361	927,316
Borrowed funds	50,000	—	85	—
Non-rate-sensitive liabilities and equity	—	—	—	602,700
Total liabilities and equity	561,532	335,071	308,446	1,530,016
Period gap	$14,491	$(85,455)	$723,255	$(652,291)
Percent of total assets	0.53%	(3.12)%	26.44%	(23.85)%
Cumulative gap (current)	$14,491	$(70,964)	$652,291	$—
Percent of total assets	0.53%	(2.59)%	23.85%	—%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short-

term rates gradually increase by two percentage points. The Company does not model for negative interest rates; accordingly a two percentage point decrease scenario was not calculated as of December 31, 2021. The Company's modeling as of September 30, 2022 projects net interest income would decrease 0.2% from stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and would increase by approximately 0.2% if short term gradually fall by one percentage point over the next year; net interest income would decrease by approximately 3.8% if rates rise gradually by two percentage points over the next year. Each scenario is well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 2.5% in the two percentage point falling-rate scenario, and higher by 5.1% in the one percentage point falling rate scenario; net interest income would be lower than that earned in a stable rate environment by 3.4% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2022 and December 31, 2021 is presented in the following table:

Changes in Net Interest Income	September 30, 2022	December 31, 2021
Year 1
Projected change if rates decrease by 1.0%	0.2%	(1.5)%
Projected change if rates decrease by 2.0%	(0.2)%	n/a
Projected change if rates increase by 2.0%	(3.8)%	(2.8)%
Year 2
Projected change if rates decrease by 1.0%	5.1%	(7.3)%
Projected change if rates decrease by 2.0%	2.5%	n/a
Projected change if rates increase by 2.0%	(3.4)%	(3.6)%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2022, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2022, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.
Cessation of LIBOR
The Company is aware that 1) certain tenors of USD denominated LIBOR indices ceased to be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the ARRC to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the SOFR as a replacement for LIBOR. The ISDA, the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the customer loan interest rate swap contracts the Company has in place as of September 30, 2022 is tied to a LIBOR tenor expected to be published until June 2023. The six contracts in place have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts and designate a replacement reference rate index will be undertaken in late 2022.
Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2022, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2022:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2022	3,233	$32.56	—	—
February 2022	5,211	31.76	—	—
March 2022	—	—	—	—
April 2022	196	29.14	—	—
May 2022	—	—	—	—
June 2022	—	—	—	—
July 2022	—	—	—	—
August 2022	—	—	—	—
September 2022	—	—	—	—
	8,640	$31.15		—

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

Date: November 4, 2022

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: November 4, 2022