Form 10-K
period 2022-12-31
First Bancorp, Inc /ME/
filed 2023-03-10
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2022

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Common Stock: $313,228,283

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2023
Common Stock: 11,077,163 shares

Documents Incorporated By Reference:
Proxy Statement for the Annual Meeting of Shareholders
to be held on April 26, 2023

THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 1. Discussion of Business

Overview
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
On January 14, 2005, the acquisition of FNB Bankshares ("FNB") of Bar Harbor, Maine, was completed, adding seven banking offices and one investment management office in Hancock and Washington counties of Maine. FNB's subsidiary, The First National Bank of Bar Harbor, was merged into The First National Bank of Damariscotta at closing, and from January 31, 2005 until January 28, 2016, the combined banks operated under the name: The First, N.A. On January 28, 2016, the Board of Directors voted to change the name of The First, N.A. to First National Bank (the "Bank").
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
On January 31, 2022 the Bank opened a de novo branch office in Brewer, Maine. The Brewer office raised the Bank's branch location count to eighteen, and became its second branch in Penobscot County.
As of December 31, 2022, the Company's securities consisted of one class of common stock. At that date, there were 11,045,186 shares of common stock outstanding.
The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank's capital stock consists of one class of common stock, of which 290,069 shares, par value $2.50 per share, are issued and outstanding. All of the Bank's common stock is owned by the Company.

First National Bank: The Bank emphasizes personal service, and its customers are primarily small businesses and individuals to whom the Bank offers a wide variety of services, including deposit accounts and consumer, commercial and mortgage loans. The Bank continually evolves its processes and adapts to new technologies, but has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank's Mid-Coast and Eastern Maine market area is subject to modest seasonal fluctuations typically consisting of lower deposits in the winter and spring and higher deposits in the summer and fall. This fluctuation is predictable and has not had a materially adverse effect on the Bank.
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

Competition: The financial services landscape has continued to evolve over the past five years. Within the Bank's primary market area, Maine-based community banks are the primary competitors for wallet share. Large out-of-state banks continue to be a presence; online and mobile banking have become widely accepted and opened the market to new forms of competition. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and in some cases are not subject to the same regulatory restrictions as are the Company and the Bank.
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

The First Bancorp - 2022 Form 10-K - Page 1

The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, Management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting the Bank's ability to be competitive.

Investor Relations: The Company maintains a website accessed via https://investors.thefirst.com where it makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Information contained on the Company's website does not constitute a part of this report. Beginning with the third quarter of 2018, the Company adopted inline XBRL. Interactive reports for our 10-K and 10-Q filings are available in iXBRL format at www.sec.gov.

Customer Information Security: The FDIC, the OCC and other bank regulatory agencies have published guidelines (the "Guidelines") establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach-Bliley Act (the "GLBA"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.
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

Human Capital

At December 31, 2022, the Company had 279 employees and full-time equivalency of 273 employees. Most employees live and work in the State of Maine, with a limited number of employees working remotely outside of Maine.
Talent Acquisition: To effectively operate, the Company requires employees with a variety of skill sets including customer service delivery, analytical ability, leadership, sales acumen and technical expertise. To attract new employees, the Company considers qualified applicants from all sources. Additionally, to both attract and retain employees the Company offers a combination of competitive pay and benefits. Eligible full-time employees and part-time employees who are scheduled to work at least 30 hours per week are provided a flexible benefit plan which includes group life, health, short and long-term disability insurance. Other benefits include paid vacation, paid sick and personal time and a 401(k) defined contribution plan for eligible employees. The Company participates in annual salary surveys to ensure wages are competitive in the local market, and since 1994 has offered a comprehensive, annual incentive compensation plan to all employees.
Diversity and Inclusion: The Company believes that our people are the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and the Company's achievement as well. We are committed to fostering, cultivating, and preserving a culture of diversity, equity and inclusion, both in our employee base and on our Board of Directors. Valuing diversity and inclusiveness enables us to achieve our corporate mission and creates value for our customers, employees, business partners and shareholders.

Discrimination on the grounds of race, color, religion, sex, sexual orientation, gender identity, age, national origin, physical or mental disability, or other legally protected status is prohibited. This policy of non-discrimination applies to all terms, conditions and privileges of employment including, but not limited to, hiring, employment training, placement, employee
The First Bancorp - 2022 Form 10-K - Page 2

development, promotion, transfer, compensation and benefits. This policy also applies to such areas as educational assistance, employee layoff and recall, social and recreational programs, employee facilities and employee termination.
Through the ongoing development of our Affirmative Action plan, we not only comply with appropriate government regulations but also strive to make the best personnel decisions for our Company and our communities.

Professional Development: Employee development is emphasized and extensive training and development opportunities are provided. Opportunities made available to employees may include participation in industry seminars, industry certificate programs, and advanced industry education at regional or national banking schools. The Company has also developed an in-house program targeted to the development of future leaders. Managers conduct periodic coaching meetings with all employees to review progress towards annual goals, and identify areas of opportunity or performance improvement. Formal performance evaluations are conducted semi-annually. A Development Associate position was recently added to our Education & Training department to ensure all employees are provided with development plans that meet their current and future career needs..

Employee Engagement: The Company recognizes that employees who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the Company. The Company solicits employee feedback through a confidential web portal and periodically surveys employees on various topics of interest. We maintain human resources and other policies, including a harassment policy, to promote a workplace that is safe for all and provide a mechanism where our employees feel they can report incidents that run counter to our policies and the positive culture we endeavor to maintain. In addition, we have a confidential whistleblower program that forwards complaints to the Chair of the Audit Committee of the Board of Directors, and we work to take necessary action as quickly as possible should a complaint be received.
Succession Planning: The Company views succession planning as a priority and incorporates it into the strategic planning process. Succession plans are updated annually for all management roles, and leverages the Company's various development programs to clearly identify both short and long-term successors for each position.

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

General: As a financial holding company, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the FRB. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (the "SEC"). As a company with securities listed on the NASDAQ, the Company is subject to the rules of the NASDAQ for listed companies. The Bank is subject to regulation and examination primarily by the OCC and is subject to the regulations of the Federal Deposit Insurance Corporation (the "FDIC").

Bank Holding Company Activities: As a bank holding company ("BHC") that has elected to become a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. "Complementary activities" are activities that the FRB determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.
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
Because we are a financial holding company, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (the "CRA"), of less than satisfactory, the Bank and/or the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that
The First Bancorp - 2022 Form 10-K - Page 3

are closely related to banking under the BHC Act. The Bank's primary regulator, the OCC, issued new CRA rules in June 2020; these rules were rescinded in December 2021, and the 1995 CRA rules jointly issued by the OCC, FRB, and FDIC were restored. The Company will monitor any changes in CRA rules. In addition, if the FRB finds that the Bank is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
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

Capital Requirements: The Company and the Bank are subject to risk-based capital requirements and rules issued by the FRB, the OCC and the FDIC (the “Capital Rules”) that are based on the Basel Committee on Banking Supervision’s (“Basel Committee”) framework for strengthening capital and liquidity regulation (referred to as Basel III). If a banking organization's capital levels fall below the minimum requirements established by the Capital Rules, a bank or BHC will be expected to develop and implement a plan acceptable to its regulators to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal regulations require federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements, and to impose significant restrictions on such institutions. See "Prompt Corrective Action" below.

Leverage Capital Ratio: The regulations of the OCC require national banks to maintain a minimum "Leverage Capital Ratio" or ratio of "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board's guidelines impose substantially similar leverage capital requirements on BHCs on a consolidated basis. It is possible that banking regulators may increase minimum capital requirements for banks should economic conditions worsen.

The First Bancorp - 2022 Form 10-K - Page 4

Risk-Based Capital Requirements: OCC regulations also require national banks to maintain minimum capital levels as a percentage of a bank's risk-adjusted assets. A bank's qualifying total capital ("Total Capital") for this purpose may include two components: "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital; Tier 1 Capital is further broken down in the Capital Rules to Common Equity Tier 1 (CET1) and Additional Tier 1 Capital (AT1). Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Neither the Company nor the Bank carries any capital items that would be considered AT1, thus CET1 and Tier 1 Capital for the Company and the Bank are equal. Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for loan losses, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.
The risk-based capital rules assign the majority of a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, as applicable. A small amount of assets and off-balance sheet obligations are assigned a risk weight above 100%. Applying these risk-weights to each category of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Weighted Assets (RWAs) for purposes of the risk-based capital requirements. RWAs for institutions such as the Bank will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans, many of its investment securities have a low risk weighting and there is a relatively small volume of off-balance sheet obligations.
The risk-based capital regulations require all banks to maintain a minimum ratio of CET1 to RWAs of 4.5%, CET1 plus AT1 to RWAs of 6.0%, and Total Capital to Risk-Weighted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Weighted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to BHCs on a consolidated basis. The risk-based capital regulations explicitly provide for the consideration of interest rate risk in the overall evaluation of a bank's capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by its federal banking regulator to have excessive interest rate risk exposure may be required to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Bank believes, based on its level of interest rate risk exposure, that this provision will not have a material adverse effect on it.
Additionally, the Capital Rules require an institution to establish a capital conservation buffer of CET1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total RWA, resulting in a requirement for the Company and the Bank effectively to maintain CET1, Tier 1 and total capital ratios of 7%, 8.5% and 10.5%, respectively. Banking institutions with a ratio of CET1 capital to RWA above the minimum requirement but below the capital conservation buffer face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).
On December 31, 2022, the Company's consolidated Total Capital Ratio 13.58%, its CET1 and Tier 1 ratios were 12.70%, and its Leverage Capital Ratio was 9.01%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Prompt Corrective Action: The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, that the federal banking regulators take "prompt corrective action" with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater, and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure, is deemed to be "well capitalized." A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0%, a CET1 ratio of 4.5%, or greater and a Leverage Capital Ratio of 4.0% or greater and does not meet the definition of a well-capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0%, or has a Tier 1 Risk-Based Capital Ratio that is less than 6.0%, or a CET1 ratio of less than 4.5%, or a Leverage Capital Ratio of less than 4.0% is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, or a CET1 ratio of less than 3.0%, or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." A bank may be deemed to be in a capital category lower than is indicated
The First Bancorp - 2022 Form 10-K - Page 5

by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.
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

Dodd-Frank Wall Street Reform and Consumer Protection Act: The Dodd-Frank Act, enacted on July 21, 2010, resulted in broad changes to the U.S. financial system and was the most significant financial reform legislation enacted since the 1930s. The Dodd-Frank Act has affected, and we expect it will continue to affect, most of our business in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital and liquidity. A number of reforms to the Dodd-Frank Act were included in S.2155, passed in May 2018, however most were targeted for financial institutions smaller than the Company.
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
Deposit Insurance Assessments: The Bank is a member of the Deposit Insurance Fund ("DIF") maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the "FDIR Act"). The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on our earnings.
The Bank is subject to deposit insurance assessments to maintain the DIF; these assessments are based on its assets. To determine its deposit insurance assessment base, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. On May 20, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks (generally those banks with less than $10 billion of assets that have been insured for at least five years). The rule takes a risk based approach, utilizing the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect financial and operational risks that a bank may face, as one component of the assessment calculation along with seven additional metrics including capital adequacy, asset quality, earnings, brokered deposit reliance, and assets growth rate. Each of the seven metrics and a weighted average of CAMELS component ratings is multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). Assessments for established small banks range from 1.5 to 30 basis points, after adjustments. Assessment rates specific to the Bank are calculated quarterly based upon its balance sheet and performance metrics as of the prior quarter end. The FDIC has the power to adjust deposit insurance assessment rates at any time, and the Company is not able to predict the amount or timing of any adjustment. In October 2022 the FDIC announced a uniform deposit insurance premium increase of 2 basis points effective in the second quarter of 2023.

The First Bancorp - 2022 Form 10-K - Page 6

The Federal Deposit Insurance Act ("FDIA"), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, established a minimum reserve ratio of the DIF to estimated insured deposits of 1.15% prior to September 2020 and 1.35% thereafter. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets. To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposed a 4.5 basis points surcharge on the quarterly insurance assessments of large banks, which became effective on July 1, 2016. The surcharge continued through September 30, 2018, when the reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio of 1.35%. Small banks, such as the Bank, were not required to pay the surcharge. To offset the effect of the increase in the reserve ratio on small banks, those banks received credits for the portion of their assessments that helped to raise the reserve ratio from 1.15% to 1.35%. Credits were to be applied automatically to reduce a small bank’s regular assessment in each quarter that the reserve ratio is at least 1.38%, up to the entire amount of the credit or assessment. For the Bank, credits began to be applied in the third quarter of 2019, and the last of the credits were applied in the first quarter of 2020.
Brokered Deposits and Pass-Through Deposit Insurance Limitations: Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from its primary federal banking regulator. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See "Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Industry regulators have recently published changes to the definition of brokered deposits; the Company has reviewed new standards and believes it will have no impact upon its business. The Bank currently accepts brokered deposits.
Real Estate Lending Standards: FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC and the OCC have adopted regulations which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits. The CFPB amended Regulation Z effective January 10, 2014 to implement Ability to Repay and Qualified Mortgage Standards for residential mortgage lending.  The Bank has elected to follow large bank treatment under the rule.  The Bank follows the Ability to Repay rule by making a good faith determination of an applicant’s ability to repay under the terms of the transaction; loans meeting the outlined standards for Qualified Mortgages are identified as such in the Bank’s records.  The CFPB further amended Regulation Z along with amending Regulation X to combine certain disclosures consumers receive when applying for and closing on a mortgage loan under the Truth in Lending Act and Real Estate Settlement Procedures Act.  These amendments became effective October 3, 2015. In 2018, new rules went into effect for the Home Mortgage Disclosure Act ("HMDA"), expanding its scope and data reporting requirements.

Standards for Safety and Soundness: Pursuant to FDICIA the federal bank regulatory agencies have prescribed, by regulation, standards and guidelines for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide "excessive" compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

Privacy: The FDIC, the OCC and other regulatory agencies have published privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to non-affiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most non-affiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

The First Bancorp - 2022 Form 10-K - Page 7

Cyber-Security: In November 2021, the U.S. bank regulatory agencies adopted a joint final rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, bank holding companies and national banks, such as the Company and the Bank, are required to notify the FRB or OCC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, or jeopardize the viability of key operations of the banking organization.

USA Patriot Act: The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Bank, to adopt and implement additional, or to amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking regulatory agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or under the Bank Merger Act.

The Bank Secrecy Act: The Bank Secrecy Act (the "BSA") requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. The AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. The Bank has established an anti-money laundering program to comply with the BSA requirements.

The Sarbanes-Oxley Act: The Sarbanes-Oxley Act of 2002 ("SOX") implemented a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoings. SOX's principal provisions, many of which have been implemented through regulations released and policies and rules adopted by the securities exchanges in 2003 and 2004, provide for and include, among other things:
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

The Company complies with the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company's overall corporate governance structure, and does not believe that such compliance has had, or will in the future have, a material impact on the Company's results of operations or financial condition.

The First Bancorp - 2022 Form 10-K - Page 8

Consumer Protection Provisions: FDICIA also includes provisions requiring advance notice to regulators and customers for any proposed branch closing and authorizing (subject to future appropriation of the necessary funds) reduced insurance assessments for institutions offering "lifeline" banking accounts or engaged in lending in distressed communities. FDICIA also includes provisions requiring depository institutions to make additional and uniform disclosures to depositors with respect to the rates of interest, fees and other terms applicable to consumer deposit accounts.

FDIC Waiver of Certain Regulatory Requirements: The FDIC issued a rule, effective on September 22, 2003, that includes a waiver provision which grants the FDIC Board of Directors extremely broad discretionary authority to waive FDIC regulatory provisions that are not specifically mandated by statute or by a separate regulation.

Impact of Monetary Policy: Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1A - Risk Factors, regarding the Bank's net interest margin and the effect of interest rate volatility on future earnings.

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
COVID-19 Pandemic
Our operations, business, and financial condition have been and may continue to be impacted by the COVID-19 pandemic.
The COVID-19 outbreak, which evolved into a worldwide pandemic, has had a myriad of adverse impacts upon society as a whole. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, Federal, State and Local governments took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The restrictions and other consequences of the pandemic have resulted, and may continue to result, in significant adverse effects for many different types of businesses, including, among others, those in the retail sales, travel, hospitality and food and beverage industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate. Future impacts of the COVID-19 pandemic on our business are uncertain and outside our control, could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•unavailability of key personnel necessary to conduct our business activities;
•disruption resulting from having a significant percentage of employees work remotely;
•repeated or sustained closures of our branch lobbies;
•declines in demand for loans and other banking services;
•reduced consumer spending due to job losses or other impacts of the virus;
•adverse conditions in financial markets may have a negative impact on our investment portfolio;
•adverse economic conditions result in a slowdown in municipal tax collections potentially impacting municipal loans;
•investments, and deposit balances;
•decline in credit quality of our loan portfolio leading to increased provisions for loan losses;
•declines in the value of loan collateral, including residential and commercial real estate;
•decline in the liquidity of borrowers and guarantors impairing their ability to honor financial commitments; or
•actions of governmental entities to limit business activities.

The First Bancorp - 2022 Form 10-K - Page 9

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

Credit Risks
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
Our commercial, commercial real estate, and commercial construction loans at December 31, 2022 and 2021 were $1.11 billion and $920.1 million, or 58.1% and 55.9% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders (such as the Bank) with a high concentration or a high growth rate of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, the potential illiquidity of the real estate collateral securing such losses, and the increased difficulty of evaluating and monitoring these types of loans.
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
The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If, as a result of general economic conditions, previously incorrect assumptions or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional provision expenses. In addition, regulatory agencies review the Bank's allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Finally, our industry is the midst of a methodology change in the calculation of the allowance for loan losses. The incurred loss model presently in use will be replaced by a current expected credit loss model (“CECL”). The effective implementation date
The First Bancorp - 2022 Form 10-K - Page 10

of CECL for the Company had been January 1, 2020. In October 2019, the Financial Accounting Standards Board ("FASB") approved an amendment to ASU 2016-13, the CECL standard, whereby the effective date of ASU 2016-13 was delayed for companies that qualify as a Smaller Reporting Companies ("SRC"). The Company qualified as an SRC and as such our effective implementation date for CECL is now January 1, 2023. Substantial progress towards a formal estimate of a required allowance for credit losses to meet the CECL standard has been made, and the Company expects that an increase in the level may be necessary. As allowed by CECL implementation rules, any such day one increase will be a one-time capital event with an option to phase-in over three years for regulatory capital purposes, and is not presently expected to materially and adversely impact the Company’s earnings upon adoption.
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
The Bank is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of business, the Bank may own or foreclose and take title to real estate that may be subject to environmental liabilities with respect to subject property. As a result, the Company may be held liable for property damage, personal injury, investigation and restoration costs. The cost associated with investigation or restoration activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.
A decline in economic conditions or real estate values in our primary market area could adversely impact results of operations and financial condition.
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
Liquidity & Interest Rate Risks
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
The First Bancorp - 2022 Form 10-K - Page 11

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
Volatile market conditions may detrimentally affect the value of securities held in our portfolio due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise, extending the average life of the bonds. As of December 31, 2022, we had $284.5 million and $393.9 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, rising interest rates, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
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

The First Bancorp - 2022 Form 10-K - Page 12

Operational Risk
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
The First Bancorp - 2022 Form 10-K - Page 13

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

The First Bancorp - 2022 Form 10-K - Page 14

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
Our operations and financial performance could be adversely affected by natural disasters. Climate change may exacerbate these risks and introduce additional compliance, strategic, reputational, and/or other types of risks.

Our business, as well as the business activities of our vendors and customers, could be negatively affected by climate change. Climate change presents immediate and long-term risks, which are expected to increase over time. Climate change risks could include but are not limited to operational risk from the physical effects of climate events on our facilities and other assets as well as those of our vendors and customers, and transitional risks, including new or more stringent regulatory requirements, increased monitoring and disclosure requirements, and potential effects on our reputation and/or changes in our business as a result of our climate change practices, our carbon footprint or our business relationships with customers who may operate in carbon-intensive industries.

Natural disasters can disrupt our operations, result in damage to our properties, negatively impact the value of the collateral for our loans and have an adverse economic effect on the markets in which we operate, any of which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, occurring either in the markets in which we operate or where key vendors or customers operate, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Climate change may result in reduced availability of insurance for our borrowers, including insurance that protects property pledged as collateral, or disrupt their operations, which could increase our credit risk by diminishing borrowers’ repayment capacity or collateral values. Because we primarily serve individuals and businesses located in coastal and eastern Maine, a localized natural disaster likely would have a greater impact on our business, operations and financial condition than if our business were more geographically diverse.

Banking regulators and other supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers. This focus may result in financial institutions coming under increased pressure regarding the monitoring and disclosure, and management of climate risks in related lending and investment activities. Ongoing legislative or regulatory
The First Bancorp - 2022 Form 10-K - Page 15

uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs, and may affect the activities in which we engage and the products that we offer.
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

The onset of COVID-19 in the United States in early 2020 quickly plunged the US economy into its first recession since the Great Recession of 2008-2009. COVID-19 resulted in a broad-based economic slowdown as governments at all levels implemented measures to protect public health that resulted in curtailment of activity across many sectors of the general economy. Unemployment initially rose to record levels and unprecedented levels of monetary stimulus from the Federal Reserve and fiscal stimulus from the Federal government were enacted. As progress towards prevention and treatment of COVID-19 was made, restrictions were lifted and near normal economic activity returned. Increased demand for goods coupled with supply chain disruptions contributed to levels of inflationary pressure not seen in the US economy since the 1980's. In response the Federal Reserve enacted a series of interest rate increases and other actions designed to rein in inflation, introducing the risk of economic slowdown or recession. COVID-19 has entered into an endemic phase, however, further mutations of the virus could disrupt the economic recovery with consequent negative impacts on our loan portfolio, and our operating results. Future disruptions, particularly those that impact the State of Maine's tourism and hospitality industries, or have negative events in the financial markets, that cause adverse changes in payment patterns, leading to increases in delinquencies and default rates, may impact our charge-offs and provision for credit losses. As the severity level of any disruption increases, it is more likely to exacerbate the adverse effects of difficult market conditions on us and others in the financial services industry.

Economic risks in the United States and abroad may adversely affect our financial condition and results.

The financial condition and performance of the Company and the Bank may be affected by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, geopolitical events, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and investor confidence, all of which are beyond our control. Economic concerns, including inflation and inflation remediation efforts have been heightened as a result of the pandemic, and deterioration in any of these conditions or other future events that we are unable to predict, could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. Higher credit or collateral related losses, or decreases in the value of our investment portfolio or demand for our products and services, could negatively impact our financial condition or results of operations.

Reforms to London Interbank Offered Rate ("LIBOR") and other potential replacement indices or alternatives, and related uncertainty, may adversely affect our business, financial condition or results of operations.

In July 2017, the U.K. Financial Conduct Authority announced that after 2021 it will no longer require banks to submit rates for LIBOR. The U.S Federal Reserve formed the Alternative Reference Rate Committee ("ARRC") to develop a LIBOR alternative. ARRC recommended the Secured Overnight Funding Rate ("SOFR") as a replacement for LIBOR, and a market for SOFR based transactions has developed along with related protocols. In November 2020, the administrator of LIBOR announced that it would cease to publish one week and two month US Dollar (USD) LIBOR settings immediately after December 31, 2021, and remaining USD LIBOR tenors after June 30, 2023. US banking regulators have required new contracts written subsequent to December 31, 2021 to utilize a reference rate other than LIBOR. The Company and Bank have adopted the one month and three month tenors of SOFR published by the Chicago Mercantile Exchange as replacement reference rates for LIBOR; our various counterparties have indicated SOFR is a suitable replacement. Contracts in place prior to December 31, 2021 are expected to be addressed and appropriate amendments executed prior to June 30, 2023. This timeline could be hastened in the event the pending discontinuance of LIBOR quotes is found to have a material, adverse effect on the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to LIBOR, including our hedge contracts, or our financial condition or results of operations. In addition, we cannot assure that we and other market
The First Bancorp - 2022 Form 10-K - Page 16

participants will adequately be prepared for the final discontinuation of LIBOR or other benchmarks, and such discontinuation may have an unpredictable impact on our contracts and/or cause significant disruption to financial markets that are relevant to our business, which may have a material, adverse effect on our financial condition or results of operations.
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
In June 2013 the Federal Reserve Board finalized rules that substantially amended the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Phase-in of the rules started in 2015 and was completed in 2019. The Company and Bank complied with the fully phased requirements well in advance of the completion date and continued to do so as of December 31, 2022.
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
Although our common stock is traded on the NASDAQ Global Select market and is part of the Russell 2000 Index, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2022, the average monthly trading volume of our common stock was 317,421 shares, or approximately 2.88% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
The First Bancorp - 2022 Form 10-K - Page 17

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
The First Bancorp - 2022 Form 10-K - Page 18

dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock and the market price of our common stock could be adversely affected.
Environmental, social and governance oversight may influence stock price and increase compliance costs.
Some investors have begun to consider how corporations, such as the Company, are addressing environmental, social and governance matters, commonly known as "ESG matters" when making investment decisions. Investor advocacy groups, investment funds and influential investors (collectively "influencers") are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Specific examples of matters being evaluated as part of the investment decision or recommendation by certain investors and influencers include the business risks of climate change and the adequacy of companies’ responses to climate change, diversity of a company's management and/or board of directors, community involvement and charitable giving, and the inclusion of ESG factors in the determination of executive compensation. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine, whether real or perceived, that the Company's ESG actions are not satisfactory. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG related compliance costs could result in increases to our overall operational costs.
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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

The principal office of the Company and the Bank is located in Damariscotta, Maine. The Bank operates 18 full-service banking offices in six counties in the Mid-Coast, Eastern and Down East regions of Maine:

Lincoln County	Knox County	Waldo County	Hancock County	Washington County
Boothbay Harbor	Camden	Belfast	Bar Harbor	Eastport
Damariscotta	Rockland Park Street		Blue Hill	Calais
Waldoboro	Rockland Union Street	Penobscot County	Ellsworth
Wiscasset	Rockport	Bangor	Northeast Harbor
		Brewer	Southwest Harbor

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

The First Bancorp - 2022 Form 10-K - Page 19

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The last transaction in the Company's stock on NASDAQ during 2022 was on December 31 at $29.94 per share. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.

Repurchase of Shares and Use of Proceeds

The Company made the following repurchases of its common stock during the year ended December 31, 2022:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2022	3,233	$32.56	—	—
February 2022	5,211	31.76	—	—
March 2022	—	—	—	—
April 2022	196	29.14	—	—
May 2022	—	—	—	—
June 2022	—	—	—	—
July 2022	—	—	—	—
August 2022	—	—	—	—
September 2022	—	—	—	—
October 2022	—	—	—	—
November 2022	—	—	—	—
December 2022	—	—	—	—
	8,640	$31.15	—	—

Unregistered Sales of Equity Securities

None

The First Bancorp - 2022 Form 10-K - Page 20

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category
Equity compensation plans approved by security holders	—	$—	331,066
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	331,066

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

FNLC
S&P 500
NASD Bank
Dollars
250
225
200
175
150
125
100
75
50
2017
2018
2019
2020
2021
2022

	2017	2018	2019	2020	2021	2022
FNLC	$100.00	$100.20	$120.36	$106.45	$137.59	$137.01
S&P 500	$100.00	$95.61	$125.71	$148.82	$191.50	$156.78
NASD Bank	$100.00	$83.83	$104.27	$96.45	$137.83	$112.53

The First Bancorp - 2022 Form 10-K - Page 21

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

The First Bancorp - 2022 Form 10-K - Page 22

Accounting Policies/Critical Accounting Estimates

The Company's significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used be incorrect or change over time due to changes in circumstances.

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

Allowance for Loan Losses. Calculation of an appropriate level for the allowance for loan losses is a critical accounting estimate and requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolio, quality trends as measured by key indicators, prior loan loss experience in major portfolio segments, local and national business and economic conditions, the results of any stress testing undertaken during the period, and Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses which would likely result in changes to the Company's net income. Further discussion of the allowance for loan losses may be found in Note 5, "Loans" and Note 6, "Allowance for Loan Losses", to the consolidated financial statements contained in Item 8 of the Form 10-K.
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the Bank's Asset Liability Committee each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. Further discussion of the fair value of securities may be found in Note 3, "Investment Securities", to the consolidated financial statements contained in Item 8 of the Form 10-K.
Other-Than-Temporary Impairment on Securities. Another critical accounting estimate related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings, and would result in a decline in earnings for the period. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities' market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest when due. Further discussion of other than temporary impairment of securities may be found in Note 3, "Investment Securities", to the consolidated financial statements contained in Item 8 of the Form 10-K.

The First Bancorp - 2022 Form 10-K - Page 23

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
The First Bancorp - 2022 Form 10-K - Page 24

these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A Federal income tax rate of 21.0% was used in 2022 and 2021.

	Years ended December 31,
Dollars in thousands	2022	2021
Net interest income as presented	$76,166	$66,303
Effect of tax-exempt income	2,326	2,325
Net interest income, tax equivalent	$78,492	$68,628

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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	Years ended December 31,
Dollars in thousands	2022	2021
Non-interest expense, as presented	$43,904	$42,148
Net interest income, as presented	76,166	66,303
Effect of tax-exempt income	2,326	2,325
Non-interest income, as presented	16,874	19,383
Effect of non-interest tax-exempt income	170	168
Net securities gains	(7)	(23)
Adjusted net interest income plus non-interest income	$95,529	$88,156
Non-GAAP efficiency ratio	45.96%	47.81%
GAAP efficiency ratio	47.19%	49.19%

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

	Years ended December 31,
Dollars in thousands	2022	2021
Average shareholders' equity as presented	$234,521	$236,564
Less intangible assets (average)	(30,892)	(30,962)
Average tangible common shareholders' equity	$203,629	$205,602

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provided a reconciliation to Net Income:

	Years ended December 31,
Dollars in thousands	2022	2021
Net income, as presented	$38,990	$36,269
Add: provision (credit) for loan losses	1,750	(375)
Add: income taxes	8,396	7,644
Pre-tax, pre-provision net income	$49,136	$43,538

The First Bancorp - 2022 Form 10-K - Page 25

To provide period-to-period comparison of the Company's Tangible Common Equity position absent the effects of unrealized gains or losses in the investment portfolio, the following table provides a reconciliation of period ending tangible common equity to the Company's consolidated financial statements, adjusted to remove unrealized losses:

	Years ended December 31,
Dollars in thousands, except per share data	2022	2021
Shareholders' Equity	$228,923	$245,657
Intangible Assets	(30,856)	(30,925)
Tangible Common Equity	198,067	214,732
Unrealized Losses on Available for Sale Securities, net of tax	44,718	1,718
Adjusted Tangible Common Equity	$242,785	$216,450
Adjusted Tangible Book Value Per Share	$21.98	$19.68

Executive Summary

The Company posted record annual earnings in 2022, driven primarily by an increase in net interest income before loan loss provision which resulted from loan growth. The increase in annual net interest income helped to mitigate a sharp reduction in mortgage banking revenue from the prior year. Operating costs remained proportionate to revenue as demonstrated by the Company's efficiency ratio.
Net income for the year ended December 31, 2022 was $39.0 million, up $2.7 million or 7.5% from the $36.3 million posted for the year ended December 31, 2021. Earnings per common share on a fully diluted basis were $3.53 for the year ended December 31, 2022, up $0.23 or 7.0% from the $3.30 posted for the year ended December 31, 2021. Net interest income on a tax-equivalent basis increased $9.9 million or 14.4% for the year ended December 31, 2022 compared to the year ended December 31, 2021, with growth in earning assets primarily responsible for the increase. The Company's tax-equivalent net interest margin was 3.15% in 2022, compared to 2.95% in 2021.
Non-interest income in 2022 was $16.9 million, a decrease of $2.5 million or 12.9% from the $19.4 million reported in 2021. This decrease was primarily due to a 72.8% reduction in mortgage banking revenue from 2021. Debit card income, as well as wealth management income, saw increases.
Non-interest expense in 2022 was $43.9 million, an increase of $1.8 million or 4.2% from the $42.1 million reported in 2021. Increases in salaries and employee benefits as well as occupancy expense, furniture and equipment expense, and FDIC premiums contributed to the year-to-year change.
Income taxes on operating earnings were $8.4 million for the year ended December 31, 2022, up $752,000 from the same period in 2021.
During 2022, total assets increased $212.1 million or 8.4%, ending the year at $2.739 billion. The loan portfolio increased $267.0 million or 16.2% in 2022, ending the year at $1.915 billion. The investment portfolio was down $13.7 million or 2.0% for the year due to valuation marks on Available for Sale Securities; cash balances were also reduced. On the liability side of the balance sheet, low-cost deposits decreased $31.6 million or 2.3%, totaling $1.319 billion as of December 31, 2022. Certificates of deposit increased $301.5 million or 53.2% from the end of 2021.  Local certificates of deposit (CDs) increased $58.5 million and wholesale CDs increased $243.0 million at December 31, 2022 compared to December 31, 2021.
Asset quality continues to be strong and stable. Non-performing loans stood at 0.09% of total loans as of December 31, 2022 - improving from the 0.35% level of non-performing loans a year ago. Net chargeoffs were $548,000, or 0.03% of average loans in 2022, compared to $357,000, or 0.02% of average loans for the year ended December 31, 2021. Past due loans were 0.08% of total loans as of December 31, 2022, down from 0.26% of total loans at December 31, 2021.The allowance as a percentage of loans outstanding stood at 0.87% in 2022, down from 0.94% at December 31, 2021. In the fourth quarter of 2021, a block of $14.5 million in commercial loans was sold without recourse to reduce exposures in certain portfolio segments. This reduction, along with continued strong asset quality metrics and improving macro-economic factors, led management to release $2.3 million from the allowance for loan losses in December 2021.
Remaining well capitalized remains a top priority for the Company. The Company's total risk-based capital ratio was 13.58% as of December 31, 2022, solidly above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios remain favorable, with a return on average tangible common equity of 19.15% for the year ended December 31, 2022 compared to 17.64% for the year ended December 31, 2021. Our non-GAAP efficiency ratio continues to be an important component in our overall performance and stood at 45.96% in 2022, improved from the 47.81% posted for 2021.

The First Bancorp - 2022 Form 10-K - Page 26

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 14.4% or $9.9 million to $78.5 million for the year ended December 31, 2022 from the $68.6 million reported for the year ended December 31, 2021, with growth in earning assets responsible for the increase. The Company's tax-equivalent net interest margin was 3.15% in 2022, compared to 2.95% in 2021.
Total interest income on a tax-equivalent basis in 2022 was $95.4 million, an increase of $16.0 million or 20.1% from the $79.4 million posted by the Company in 2021. Interest income in 2022 included $1.2 million in loan fees recognized from the Payroll Protection Program (PPP), down from the $4.0 million in PPP fees recognized in interest income in 2021. Total interest expense in 2022 was $16.9 million, an increase of $6.1 million or 56.5% from the $10.8 million posted by the Company in 2021. Tax-exempt interest income amounted to $8.8 million for the year ended December 31, 2022, and $8.7 million for the year ended December 31, 2021.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal income tax rate in 2022 and 2021.

Year ended December 31, 2022 compared to 2021
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(44)	$744	$(457)	$243
Investment securities	(214)	2,326	(30)	2,082
Loans held for sale	(18)	34	(27)	(11)
Loans	8,562	4,467	612	13,641
Total interest income	8,286	7,571	98	15,955
Interest expense
Deposits	1,141	5,972	932	8,045
Borrowings	(1,573)	(698)	317	(1,954)
Total interest expense	(432)	5,274	1,249	6,091
Change in net interest income	$8,718	$2,297	$(1,151)	$9,864
1 Represents the change attributable to a combination of change in rate and change in volume.

The First Bancorp - 2022 Form 10-K - Page 27

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2022 and 2021, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 21% Federal income tax rate in 2022 and 2021. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2022		2021
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$315	1.43%	$72	0.13%
Investment securities	18,928	2.76%	16,846	2.42%
Loans held for sale	11	2.48%	22	0.98%
Loans	76,107	4.26%	62,466	3.98%
Total interest-earning assets	95,361	3.82%	79,406	3.41%
Interest-bearing liabilities
Deposits	15,359	0.80%	7,314	0.44%
Borrowings	1,510	1.21%	3,464	1.51%
Total interest-bearing liabilities	16,869	0.83%	10,778	0.57%
Net interest income	$78,492		$68,628
Interest rate spread		2.99%		2.84%
Net interest margin		3.15%		2.95%

The First Bancorp - 2022 Form 10-K - Page 28

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2022 and 2021:

	Years ended December 31,
Dollars in thousands	2022	2021
Assets
Cash and cash equivalents	$23,253	$23,655
Interest-bearing deposits in other banks	22,089	57,208
Securities available for sale (includes tax exempt securities of $35,759 in 2022 and $34,762 in 2021)	302,019	309,131
Securities to be held to maturity (included tax exempt securities of $254,504 in 2022 and $251,301 in 2021)	379,762	376,991
Restricted equity securities, at cost	4,761	9,268
Loans held for sale (fair value approximates cost)	443	2,248
Loans	1,784,521	1,569,398
Allowance for loan losses	(16,103)	(17,013)
Net loans	1,768,418	1,552,385
Accrued interest receivable	9,557	9,150
Premises and equipment, net	28,828	28,904
Other real estate owned	9	243
Goodwill	30,646	30,646
Other assets	54,250	46,227
Total Assets	$2,624,035	$2,446,056
Liabilities & Shareholders' Equity
Demand deposits	$337,121	$307,508
NOW deposits	635,172	572,091
Money market deposits	204,279	182,000
Savings deposits	373,604	335,677
Certificates of deposit	695,311	561,080
Total deposits	2,245,487	1,958,356
Borrowed funds – short term	124,830	173,717
Borrowed funds – long term	84	55,091
Dividends payable	1,105	807
Other liabilities	18,008	21,521
Total Liabilities	2,389,514	2,209,492
Shareholders' Equity:
Common stock	110	110
Additional paid-in capital	67,566	66,028
Retained earnings	195,673	171,455
Net unrealized gain (loss) on securities available for sale	(29,052)	1,286
Net unrealized gain (loss) on cash flow hedging derivative instruments	192	(2,230)
Net unrealized loss on securities transferred from available for sale to held to maturity	(74)	(113)
Net unrealized gain on postretirement benefit costs	106	28
Total Shareholders' Equity	234,521	236,564
Total Liabilities & Shareholders' Equity	$2,624,035	$2,446,056

The First Bancorp - 2022 Form 10-K - Page 29

Non-Interest Income

Non-interest income in 2022 was $16.9 million, a decrease of $2.5 million or 12.9% from the $19.4 million reported in 2021. The decrease in non-interest income is primarily attributable to a 72.8% reduction in mortgage banking revenue from 2021, as higher interest rates dramatically slowed refinance activity from the elevated levels of the prior two years, and negatively impacted both gain on sale income and mortgage servicing rights valuation. Debit card revenue increased $1.1 million or 21.9% year-over-year, while a 1.6% increase in revenues was achieved by First National Wealth Management, the Bank’s trust and investment management division, despite adverse market conditions.

Non-Interest Expense

Non-interest expense in 2022 was $43.9 million, an increase of $1.8 million or 4.2% from the $42.1 million reported in 2021. Employee salary and benefit expense increased 10.2% from the prior year, partially the result of increased staffing associated with the Bank's opening of a new branch. Occupancy expense, furniture & equipment expense, and FDIC insurance premiums each had modest dollar increases from 2021. Other operating expenses decreased 9.1% year-to-year attributable to loan sale expenses recognized in the fourth quarter of 2021.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $1.8 million in 2022 compared to $(375,000) in 2021. The sale of $14.5 million in commercial loans substantially reduced risk exposure in certain segments, which, combined with strong and stable asset quality, led management to release $2.3 million from the allowance for loan losses in December 2021. The allowance for loan losses stood at 0.87% of total loans as of December 31, 2022, compared to 0.94% as of December 31, 2021.
Net loan charge-offs in 2022 were $548,000 or 0.03% of average loans, up $191,000 from 2021. Non-performing assets stood at 0.06% of total assets as of December 31, 2022 compared to 0.23% of total assets at December 31, 2021. Past-due loans were 0.08% of total loans as of December 31, 2022, down from 0.26% of total loans as of December 31, 2021.

Income Taxes

Income taxes on operating earnings were $8.4 million for the year ended December 31, 2022, up $752,000 from 2021.

Net Income

Net income for 2022 was $39.0 million, up 7.5% or $2.7 million from net income of $36.3 million that was posted in 2021. Earnings per share on a fully diluted basis for 2022 were $3.53, up $0.23 or 7.0% from the $3.30 reported for the year ended December 31, 2021.

Key Ratios

Return on average assets in 2022 was 1.49%, up slightly from the 1.48% posted in 2021. Return on average tangible common equity was 19.15% in 2022, compared to 17.64% in 2021. In 2022, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 37.64%, compared to 38.14% in 2021. The Company's non-GAAP efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 45.96% in 2022, improved from 47.81% in 2021.

Investment Management and Fiduciary Activities

As of December 31, 2022, First National Wealth Management, the Bank's trust and investment management division, had assets under management or custody with a market value of $1.179 billion, consisting of 1,233 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2021, when 1,282 accounts with a market value of $1.310 billion were under management or custody.

The First Bancorp - 2022 Form 10-K - Page 30

Assets and Asset Quality

Total assets of $2.739 billion at December 31, 2022 increased 8.4% or $212.1 million from $2.527 billion at December 31, 2021. The investment portfolio, including restricted equity securities decreased $13.7 million or 2.0% over December 31, 2021, and the loan portfolio increased $267.0 million or 16.2%. Year-over-year, average assets were up $178.0 million in 2022 over 2021. Average loans in 2022 were $215.1 million higher than in 2021, average investments in 2022 were $4.3 million lower than in 2021, and average interest earning cash balances were $35.1 million lower than in 2021.
Non-performing assets to total assets stood at 0.06% at December 31, 2022, below the 0.23% of total assets at December 31, 2021.  In general terms, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses, in Management's opinion. Opportunities were taken in both 2021 and 2022 to reduce the level of non-performing assets via no-recourse sales of mostly non-performing commercial and residential mortgage loans.
Net chargeoffs in 2022 were $548,000 or 0.03% of average loans outstanding, up $191,000 from 2021. Residential real estate term loans represent 32.1% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2022, residential mortgages had a recovery ratio of 0.003% compared to a loss ratio of 0.03% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans, which generally carry more risk and potentially higher losses than other types of consumer credit.
The allowance for loan losses ended 2022 at $16.7 million and stood at 0.87% of total loans outstanding, compared to $15.5 million and 0.94% of total loans outstanding at December 31, 2021. A $1.8 million provision for losses was made during the year ended 2022. This provision, coupled with net charge off activity, resulted in the allowance for loan losses increasing $1.2 million or 7.7% from December 31, 2021.

Investment Activities

During 2022, the investment portfolio, including restricted equity securities, decreased 2.0% to end the year at $682.3 million, compared to $696.0 million at December 31, 2021. Average investments in 2022 were $4.3 million lower than in 2021. As of December 31, 2022, mortgage-backed securities had a carrying value of $289.2 million and a fair value of $277.8 million. Of this total, securities with a fair value of $79.6 million or 28.7% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $198.2 million or 71.3% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments be limited to government debt obligations, time deposits, and corporate bonds or commercial paper with one of the three highest ratings given by a nationally recognized rating agency. The portfolio is currently invested primarily in U.S. Government sponsored agency securities, mortgage-backed securities and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $64,000, net of taxes, at December 31, 2022. This compares to $87,000, net of taxes at December 31, 2021. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The First Bancorp - 2022 Form 10-K - Page 31

The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2022 and 2021:

Dollars in thousands	2022	2021
Securities available for sale
U.S. Government sponsored agencies	$19,147	$21,899
Mortgage-backed securities	228,676	254,900
State and political subdivisions	33,191	39,122
Asset-backed securities	3,495	4,645
	284,509	320,566
Securities to be held to maturity
U.S. Government sponsored agencies	40,100	35,600
Mortgage-backed securities	60,497	60,646
State and political subdivisions	258,549	250,544
Corporate securities	34,750	23,250
	393,896	370,040
Restricted equity securities
Federal Home Loan Bank Stock	2,846	4,328
Federal Reserve Bank Stock	1,037	1,037
	3,883	5,365
Total securities	$682,288	$695,971

The First Bancorp - 2022 Form 10-K - Page 32

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2022. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	2,791	1.83%	—	0.00%
Due in 5 to 10 years	7,848	1.17%	13,500	1.79%
Due after 10 years	8,508	2.00%	26,600	2.00%
Total	19,147	1.64%	40,100	1.63%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	1	8.76%
Due in 1 to 5 years	253	2.66%	6	7.72%
Due in 5 to 10 years	3,301	1.50%	169	7.20%
Due after 10 years	225,122	2.16%	60,321	1.72%
Total	228,676	2.15%	60,497	1.74%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,786	3.96%
Due in 1 to 5 years	365	5.06%	8,242	3.93%
Due in 5 to 10 years	4,054	2.58%	44,366	3.54%
Due after 10 years	28,772	3.25%	204,155	2.49%
Total	33,191	3.19%	258,549	2.73%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	3,495	5.57%	—	0.00%
Total	3,495	5.57%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	6,750	4.54%
Due in 5 to 10 years	—	0.00%	28,000	4.79%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	34,750	4.75%
	$284,509	2.28%	$393,896	2.64%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2022 amounted to an unrealized loss of $111.7 million, or 15.65% of the amortized cost of the total securities portfolio. At December 31, 2021 this amount represented an unrealized loss of $8.4 million, or 1.26% of the total securities portfolio. The position change since 2021 year-end is the result of the significant increase in market interest rates during the period.
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
The First Bancorp - 2022 Form 10-K - Page 33

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
As of December 31, 2022, the Company had temporarily impaired securities with a fair value of $561.3 million and unrealized losses of $111.7 million, as identified in the table below. Securities in a continuous unrealized loss position of 12 months or more amounted to $310.2 million as of December 31, 2022, compared with $55.9 million at December 31, 2021. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value (which may be at maturity), the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2022.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$4,804	$(675)	$41,965	$(16,680)	$46,769	$(17,355)
Mortgage-backed securities	73,509	(6,486)	197,102	(47,353)	270,611	(53,839)
State and political subdivisions	149,517	(13,769)	67,932	(24,247)	217,449	(38,016)
Asset-backed securities	3,495	(53)	—	—	3,495	(53)
Corporate securities	19,857	(2,143)	3,160	(340)	23,017	(2,483)
	$251,182	$(23,126)	$310,159	$(88,620)	$561,341	$(111,746)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2022, the total unrealized losses on these securities amounted to $17.4 million, compared with $2.3 million at December 31, 2021. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets, and does not consider these securities to be other-than-temporarily impaired at December 31, 2022.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2022, the total unrealized losses on these securities amounted to $53.8 million, compared with $5.7 million at December 31, 2021. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2022 were attributable to changes in current market yields and spreads since the dates the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2022. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2022, the total unrealized losses on municipal securities amounted to $38.0 million, compared with $390,000 at December 31, 2021. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At December 31, 2022, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of
The First Bancorp - 2022 Form 10-K - Page 34

temporary impairment. The Company attributes the unrealized losses at December 31, 2022, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2022. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Asset-backed securities. As of December 31,2022, there were $53,000 of unrealized losses on these securities compared to none at December 31, 2021. These securities consist of U.S Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at December 31, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2022.

Corporate securities. As of December 31, 2022, the total unrealized losses on corporate securities amounted to $2.5 million, compared with $66,000 at December 31, 2021. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2022, all corporate bond issuers were current on contractually obligated interest and principal payments. Management believes that the unrealized losses at December 31, 2022 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than temporarily impaired at December 31, 2022.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of December 31, 2022 and 2021, the Bank's investment in FHLB stock totaled $2.8 million and $4.3 million, respectively. The year-to-year change was based upon the Bank's level of borrowings from the FHLB, and by a change in FHLB's minimum ownership requirements. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2022. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $267.0 million or 16.2% in 2022, with total loans at $1.915 billion at December 31, 2022, compared to $1.648 billion at December 31, 2021. Commercial loans increased $192.5 million or 20.9% between December 31, 2021 and December 31, 2022. Residential term loans increased by $63.1 million or 11.5% and municipal loans decreased by $7.7 million or 16.0% over the same period.
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
The First Bancorp - 2022 Form 10-K - Page 35

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
Construction loans, both commercial and residential, at 55.8% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2022. Construction loans and non-owner-occupied commercial real estate loans are at 226.3% of total capital at December 31, 2022, well below the regulatory guidance of 300.0% of capital.
The following table summarizes the loan portfolio, by class, as of December 31, 2022 and 2021:

	As of December 31,
Dollars in thousands	2022		2021
Commercial
Real estate	$699,340	36.5%	$576,198	35.0%
Construction	93,907	4.9%	79,365	4.8%
Other	319,359	16.7%	264,570	16.1%
Municipal	40,619	2.1%	48,362	2.9%
Residential
Term	613,919	32.1%	550,783	33.4%
Construction	49,907	2.6%	31,763	1.9%
Home equity line of credit	76,560	4.0%	73,632	4.5%
Consumer	21,063	1.1%	22,976	1.4%
Total loans	$1,914,674	100.0%	$1,647,649	100.0%

The First Bancorp - 2022 Form 10-K - Page 36

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2022:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$1,075	$27,705	$66,078	$604,482	$699,340
Construction	661	7,226	18,896	67,124	93,907
Other	1,066	131,836	78,372	108,085	319,359
Municipal	—	15,870	9,870	14,879	40,619
Residential
Term	—	7,598	43,134	563,187	613,919
Construction	81	1,735	—	48,091	49,907
Home equity line of credit	1,459	4,696	1,786	68,619	76,560
Consumer	5,692	7,317	3,017	5,037	21,063
Total loans	$10,034	$203,983	$221,153	$1,479,504	$1,914,674

The following table provides a listing of loans, by class, between variable and fixed rates as of December 31, 2022:

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$90,812	4.7%	$608,528	31.8%	$699,340	36.5%
Construction	34,304	1.8%	59,603	3.1%	93,907	4.9%
Other	122,058	6.4%	197,301	10.3%	319,359	16.7%
Municipal	40,334	2.1%	285	—%	40,619	2.1%
Residential
Term	436,451	22.8%	177,468	9.3%	613,919	32.1%
Construction	39,556	2.1%	10,351	0.5%	49,907	2.6%
Home equity line of credit	323	—%	76,237	4.0%	76,560	4.0%
Consumer	13,824	0.7%	7,239	0.4%	21,063	1.1%
Total loans	$777,662	40.6%	$1,137,012	59.4%	$1,914,674	100.0%

Loan Concentrations

As of December 31, 2022 and 2021, the Bank had one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $206.7 million, or 10.79% of total loans and $183.4 million, or 11.13% of total loans, respectfully.

Loans Held for Sale

As of December 31, 2022, the Bank had $275,000 in loans held for sale.  This compares to $835,000 loans held for sale at December 31, 2021.

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
The First Bancorp - 2022 Form 10-K - Page 37

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

Residential, Home Equity and Consumer
Consumer, home equity and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in these pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer, home equity and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk status and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans and home equity lines of credit that are greater than 90 days past due are evaluated for collateral adequacy and if deficient are placed on non-accrual status. The Bank sells residential loans through the Federal Home Loan Bank of Boston
The First Bancorp - 2022 Form 10-K - Page 38

Mortgage Partnership Finance program ("MPF") with recourse. Volume sold to MPF continues to be de minimis; therefore, the impact on the allowance is minimal.

Specific Reserves
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans include troubled debt restructured loans ("TDRs") and loans placed on non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2022, impaired loans with specific reserves totaled $1.8 million and the amount of such reserves was $398,000. This compares to impaired loans with specific reserves of $3.1 million at December 31, 2021, at which date the amount of such reserves was $576,000.

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

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2022 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The First Bancorp - 2022 Form 10-K - Page 39

The following table summarizes our allocation of allowance by loan class as of December 31, 2022 and 2021. The percentages are the portion of each loan type to total loans:

	As of December 31,
Dollars in thousands	2022		2021
Commercial
Real estate	$6,116	36.5%	$5,367	35.0%
Construction	821	4.9%	746	4.8%
Other	3,097	16.7%	2,830	16.1%
Municipal	162	2.1%	157	2.9%
Residential
Term	2,559	32.1%	2,733	33.4%
Construction	199	2.6%	148	1.9%
Home equity line of credit	1,029	4.0%	925	4.5%
Consumer	1,062	1.1%	833	1.4%
Unallocated	1,678	—%	1,782	—%
Total	$16,723	100.0%	$15,521	100.0%

The allowance for loan losses totaled $16.7 million at December 31, 2022, compared to $15.5 million at December 31, 2021. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured loans for specific reserves. These specific reserves decreased $178,000 in 2022 from $576,000 at December 31, 2021 to $398,000 at December 31, 2022. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based on historical loss experience of homogeneous pools of loans increased by $172,000 in 2022. The portion of the reserve based on qualitative factors increased by $1.3 million during 2022 due to a mix of factors. These factors included changes in various macroeconomic measures used in the qualitative model, volume changes in certain portfolio segments, ongoing analysis of the loan portfolio in multiple stress scenarios, and performance of COVID-19 related loan modifications. Unallocated reserves, which were $1.8 million, or 11.5% of the total reserve at December 31, 2021, decreased to $1.7 million or 10.0% of the total reserve at December 31, 2022. Management considers these levels appropriate as they supported general imprecision related to portfolio growth and included considerations of general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, duration of the pandemic, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Consequently, there may be underlying credit risks that have not yet surfaced in the loan specific or qualitative metrics the Company uses to estimate its allowance for loan losses that are reflected in the unallocated component.
The First Bancorp - 2022 Form 10-K - Page 40

A breakdown of the allowance for loan losses as of December 31, 2022, by loan class, and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$—	$974	$5,142	$—	$6,116
Construction	—	131	690	—	821
Other	298	446	2,353	—	3,097
Municipal	—	—	162	—	162
Residential
Term	100	83	2,376	—	2,559
Construction	—	7	192	—	199
Home equity line of credit	—	101	928	—	1,029
Consumer	—	286	776	—	1,062
Unallocated	—	—	—	1,678	1,678
	$398	$2,028	$12,619	$1,678	$16,723

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The net provision for loan losses was $1.8 million in 2022 compared to $(375,000) in 2021. A reversal of $2.3 million was recorded in December 2021 reflecting reductions in certain risk categories resulting from the sale of commercial loans. Net charge offs were $548,000 in 2022 compared to net charge offs of $357,000 in 2021. The allowance as a percentage of loans outstanding stood at 0.87% at December 31, 2022 compared to 0.94% at December 31, 2021.
The First Bancorp - 2022 Form 10-K - Page 41

The following table summarizes the activities in our allowance for loan losses as of December 31, 2022 and 2021:

	As of December 31,
Dollars in thousands	2022	2021
Balance at beginning of year	$15,521	$16,253
Loans charged off:
Commercial
Real estate	—	106
Construction	—	—
Other	309	288
Municipal	—	—
Residential
Term	8	42
Construction	—	—
Home equity line of credit	29	—
Consumer	412	312
Total	758	748
Recoveries on loans previously charged off
Commercial
Real estate	20	95
Construction	—	—
Other	13	84
Municipal	—	—
Residential
Term	29	66
Construction	—	—
Home equity line of credit	4	61
Consumer	144	85
Total	210	391
Net loans charged off	548	357
Provision (credit) for loan losses	1,750	(375)
Balance at end of period	$16,723	$15,521
Ratio of net loans charged off to average loans outstanding	0.03%	0.02%
Ratio of allowance for loan losses to total loans outstanding	0.87%	0.94%

Management believes the allowance for loan losses is appropriate as of December 31, 2022. The level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, including effects of the COVID-19 pandemic.

COVID-19 Impact on Loan Portfolio

First National Bank is a designated SBA preferred lender and participated in both the 2020 (PPP1) and 2021 (PPP2) rounds of the PPP. Under PPP1, 1,718 loans were granted totaling $97.8 million in funds disbursed to qualified small businesses and under PPP2 there were 1,263 loans granted totaling $52.1 million. The Bank worked actively with borrowers to process applications for forgiveness per PPP guidelines. As of December 31, 2022, remaining PPP balances totaled $12,000. The State of Maine, where most of the Bank's customers reside and/or operate businesses, has re-opened its economy. The emergence of COVID-19 virus variants has not resulted in new restrictions or curtailment of economic activity, but COVID-19 remains a threat to economic normalization and could ultimately have a negative impact on the Bank's borrowers.

The First Bancorp - 2022 Form 10-K - Page 42

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.09% at December 31, 2022 compared to 0.35% at December 31, 2021. As a result of both the dollar increase in the allowance for loan losses and a dollar decrease in non-performing loans in 2022 from 2021, the ratio of allowance for loan losses to non-performing loans increased materially, to 952.9% at year-end 2022 from 277.1% at year-end 2021.

The following table shows the distribution of nonperforming loans by class as of December 31, 2022 and 2021:

	As of December 31,
Dollars in thousands	2022	2021
Commercial
Real estate	$193	$242
Construction	23	27
Other	663	1,068
Municipal	—	—
Residential
Term	572	3,808
Construction	—	—
Home equity line of credit	304	457
Consumer	—	—
Total non-performing loans	$1,755	$5,602
Allowance for loan losses as a percentage of nonperforming loans	952.9%	277.1%

Total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2022, loans 90 or more days past due and still accruing interest totaled $241,000, compared to $32,000 at December 31, 2021.
As of December 31, 2022, five  loans with a balance of $339,000 were non-performing and also classified as TDR. This compares to 20 loans with a balance of $1.9 million as of December 31, 2021.

The First Bancorp - 2022 Form 10-K - Page 43

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

As of December 31, 2022 there were 29 loans with an aggregate outstanding balance of $4.7 million that have been restructured. This compares to 60 loans with amounts totaling $8.3 million that had been restructured as of December 31, 2021. The following table shows the activity in loans classified as TDRs between December 31, 2021 and December 31, 2022.

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2021	60	$8,341
Added in 2022	1	38
Loans paid off in 2022	(32)	(3,404)
Repayments in 2022	—	(231)
Total at December 31, 2022	29	$4,744

As of December 31, 2022, 24 loans with an aggregate balance of $4.4 million were performing under the modified terms, no loans were more than 30 days past due and accruing, and five loans with an aggregate balance of $339,000 were on nonaccrual. As a percentage of aggregate outstanding balance, 92.9% were performing under the modified terms, 0.00% were more than 30 days past due and accruing and 7.1% were on nonaccrual.
The performance status of all TDRs as of December 31, 2022, as well as the associated specific reserve in the allowance for loan losses, is summarized by class of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$1,044	$—	$—	$1,044
Construction	661	—	—	661
Other	183	—	178	361
Municipal	—	—	—	—
Residential
Term	2,517	—	161	2,678
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	$4,405	$—	$339	$4,744
Percent of balance	92.9%	—%	7.1%	100.0%
Number of loans	24	—	5	29
Associated specific reserve	$100	$—	$81	$181

Residential TDRs as of December 31, 2022 included 20 loans with an aggregate balance of $2.7 million and the modifications granted fell into four major categories. Loans totaling $1.5 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $1.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Short-term rate concessions were granted on loans totaling $205,000. Loans with an aggregate balance of $531,000 were involved in bankruptcy. Certain residential TDRs had more than one modification.
The First Bancorp - 2022 Form 10-K - Page 44

Commercial TDRs as of December 31, 2022 were comprised of nine loans with a balance of $2.1 million. Of this total, three loans with an aggregate balance of $943,000 had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $163,000 had a deferral of payment. The remaining four loans with an aggregate balance of $1.0 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2022, Management is aware of four loans classified as TDRs that are involved in bankruptcy proceedings with an aggregate outstanding balance of $550,000. There were also five loans with an outstanding balance of $339,000 that were classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.

Impaired Loans

Impaired loans include TDRs and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $6.2 million at December 31, 2022, and have decreased $5.9 million from December 31, 2021. The number of impaired loans decreased by 48 loans from 107 to 59 during the same period. Impaired commercial loans decreased $653,000 from December 31, 2021 to December 31, 2022. The specific allowance for impaired commercial loans decreased from $439,000 at December 31, 2021 to $298,000 as of December 31, 2022, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2021 to December 31, 2022, impaired residential loans decreased $5.1 million and impaired home equity lines of credit decreased $153,000.

The following table sets forth impaired loans as of December 31, 2022 and 2021:

	As of December 31,
Dollars in thousands	2022	2021
Commercial
Real estate	$1,236	$1,428
Construction	685	689
Other	846	1,303
Municipal	—	—
Residential
Term	3,089	8,173
Construction	—	—
Home equity line of credit	304	457
Consumer	—	2
Total	$6,160	$12,052

The First Bancorp - 2022 Form 10-K - Page 45

Past Due Loans

The Bank's overall loan delinquency ratio was 0.08% at December 31, 2022, versus 0.26% at December 31, 2021. Loans 90 days delinquent and accruing increased from $32,000 at December 31, 2021 to $241,000 as of December 31, 2022. The year-end 2022 total is made up of four loans; we expect to collect all amounts due on each, including interest.
The following table sets forth loan delinquencies as of December 31, 2022 and 2021:

	As of December 31,
Dollars in thousands	2022	2021
Commercial
Real estate	$193	$440
Construction	—	24
Other	226	157
Municipal	—	—
Residential
Term	452	2,297
Construction	—	—
Home equity line of credit	421	1,035
Consumer	167	392
Total	$1,459	$4,345
Loans 30-89 days past due to total loans	0.04%	0.13%
Loans 90+ days past due and accruing to total loans	0.01%	0.00%
Loans 90+ days past due on non-accrual to total loans	0.02%	0.13%
Total past due loans to total loans	0.08%	0.26%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2022 and 2021, there were no potential problem loans.
As of December 31, 2022, there were three loans in the process of foreclosure with a total balance of $356,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption ("POR") begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

The First Bancorp - 2022 Form 10-K - Page 46

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2022 and 2021, there were no OREO properties owned and no allowance for OREO losses.

Funding, Liquidity and Capital Resources

Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 85.6% of total average assets in 2022. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace.

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated amongst several major categories: runoff of in-market deposit balances, an inability to renew wholesale sources of funding, and materially increased utilization of available credit lines by borrowers. Of these, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. Stress testing analysis of liquidity resources under various scenarios is conducted no less than quarterly and results are reported to the Bank's Asset/Liability Committee ("ALCO"). Borrowings supplement deposits as a source of liquidity; our borrowings typically consist of customer repurchase agreements and FHLB advances The Bank tests its borrowing capacity with the Federal Reserve Bank of Boston, the FHLB and Fed Funds lines no less than annually.

The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered US Government or Agency bond collateral, available capacity at FHLB, and available authorized brokered deposit issuance capacity. As of December 31, 2022, the Bank had primary sources of contingent liquidity of $853.0 million or 31.5% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $158.0 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $76.0 million in credit lines with correspondent banks, and $187.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.274 billion or 47.0% of its total assets. The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Bank's and the Company's sources of funding will meet anticipated funding needs.

The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the years ended December 31, 2022, 2021, and 2020 the Bank declared dividends to the Company of $14.0 million, $13.4 million, and $13.3 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Item 1A Risk Factors and in Note 18 of the financial statements.
Deposits

During 2022, total deposits increased by $255.6 million, ending the year at $2.379 billion compared to $2.123 billion at December 31, 2021. Low-cost deposits (demand, NOW, and savings accounts) decreased by $31.6 million or 2.3% during the year, money market deposits decreased $14.3 million or 6.9%, and certificates of deposit increased $301.5 million or 53.2%. After increasing throughout 2020 and 2021, largely the result of COVID-19 economic stimulus dollars, low-cost deposits began to level off and fell modestly by year-end 2022. To replace these funds and to support earning asset growth, certificates of deposit were utilized in the form of local market specials and issuances in the wholesale markets. Estimated uninsured deposits totaled $173.5 million and $228.4 million at December 31, 2022 and 2021, respectively.

The First Bancorp - 2022 Form 10-K - Page 47

Average deposits increased $287.1 million in 2022, as shown in the following table, which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,		% change
Dollars in thousands	2022	2021	2022 vs 2021
Demand deposits	$337,121	$307,508	9.63%
NOW accounts	635,172	572,091	11.03%
Money market accounts	204,279	182,000	12.24%
Savings	373,604	335,677	11.30%
Certificates of deposit	695,311	561,080	23.92%
Total deposits	$2,245,487	$1,958,356	14.66%

The average cost of deposits (including non-interest-bearing accounts) was 0.68% for the year ended December 31, 2022, compared to 0.37% for the year ended December 31, 2021. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2022	2021
NOW	0.53%	0.33%
Money market	0.86%	0.24%
Savings	0.11%	0.07%
Certificates of deposit	1.41%	0.85%
Total interest-bearing deposits	0.80%	0.44%

Of all certificates of deposit, $541.2 million or 62.37% will mature by December 31, 2023. As of December 31, 2022 and 2021, the Bank held a total of $118.3 million and $55.4 million in certificate of deposit accounts with balances in excess of $250,000, respectively. The following table summarizes the time remaining to maturity for these certificates of deposit.

	As of December 31,
Dollars in thousands	2022	2021
Within 3 Months	$13,144	$10,311
3 Months through 6 months	14,556	14,313
6 months through 12 months	14,836	6,304
Over 12 months	75,728	24,498
Total	$118,264	$55,426

Borrowed Funds

Borrowed funds consists of advances from the FHLB, advances from the FRB Discount Window, and securities repurchase agreements with customers. Advances from the FHLB are secured with pledged collateral consisting of FHLB stock, funds on deposit with FHLB, U.S. Agency notes, mortgage-backed securities, and qualifying first mortgage loans. FRB Discount Window advances are similarly secured with collateral consisting of FRB stock, funds on deposit at FRB, and qualifying commercial, home equity and construction loans. As of December 31, 2022, advances from FHLB totaled $39.1 million, with a weighted average interest rate of 4.25% per annum and remaining maturities ranging from 1 day to 1.5 years. This compares to advances from FHLB totaling $55.1 million, with a weighted average interest rate of 1.38% per annum and remaining maturities ranging from 2.5 to 4 years, as of December 31, 2021. Our FHLB advances are predominantly short term and the year-to-year change in the average interest rate is a function of market conditions.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2022 was $64.4 million, compared to $81.3 million on December 31, 2021. The weighted average interest rates payable under these agreements were 1.04% per annum as of December 31, 2022, compared to 0.47% per annum as of December 31, 2021.
The maximum amount of borrowed funds outstanding at any month-end during each of the last two years was $152.6 million at the end of May in 2022 and $238.5 million at the end of August in 2021. The average amount outstanding during
The First Bancorp - 2022 Form 10-K - Page 48

2022 was $124.9 million with a weighted average interest rate of 1.21% per annum. This compares to an average outstanding amount of $228.8 million with a weighted average interest rate of 1.51% per annum in 2021.

Capital Resources

Shareholders' equity as of December 31, 2022 was $228.9 million, compared to $245.7 million as of December 31, 2021.
During 2022, the Company declared cash dividends of $0.32 per share in the first quarter and $0.34 per share in the remaining three quarters, or $1.34 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 37.64% for the year ended December 31, 2022 compared to 38.14% for the year ended December 31, 2021. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2023 is this year's net income plus $49.6 million.
In 2022, 55,061 shares were issued via employee stock programs, the dividend reinvestment plan, and restricted stock grants. The Company received consideration totaling $796,000.  The following table summarizes the Company's 2022 stock issuances.

Dividend reinvestment plan	11,326
Employee stock program	14,990
Restricted stock grants	28,745
Total	55,061

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
Capital at December 31, 2022 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 9.01% on December 31, 2022 and 8.63% at December 31, 2021. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. Given its capital structure, regulatory Tier 1 capital and Common Equity Tier 1 (CET1) are equal. At December 31, 2022, the Company had CET1 and tier-one risk-based capital ratios of 12.70%, and a tier-two, or total, risk-based capital ratio of 13.58%, versus 13.31% and 14.27%, respectively, at December 31, 2021. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%, and minimum CET1, tier-one and tier-two risk-based capital ratios of 6.50%, 8.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
The Company met each of the well-capitalized ratio guidelines at December 31, 2022. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2022 and December 31, 2021.

As of December 31, 2022	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.81%	12.64%	12.64%	13.52%
Company	9.01%	12.70%	12.70%	13.58%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%
The First Bancorp - 2022 Form 10-K - Page 49

As of December 31, 2021	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.56%	13.21%	13.21%	14.17%
Company	8.63%	13.31%	13.31%	14.27%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the Company's capital resources, liquidity, or results of operations.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2022:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$863	$113	$200	$119	431
Total	$863	$113	$200	$119	$431

Capital Purchases

In 2022, the Company made capital purchases totaling $1.1 million for real estate improvements for branch or operations premises and equipment related to technology. This cost will be amortized over an average of seven years, adding approximately $150,000 to pre-tax operating costs per year.

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2022, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimis transaction in 2001.
Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to Federal legislation will not have a significant impact on the Company's future operating results or financial condition.

The First Bancorp - 2022 Form 10-K - Page 50

Climate Change

The Company is mindful of the potential risk of climate change on its operations as well as on its customers, vendors and other stakeholders. The Item 1A Risk Factors section of this 10-K highlights the general nature of climate change related risks. We expect these risks to increase over time, and expect that there may be a material financial impact, the extent of which cannot be reasonably estimated at this time. Increased regulation related to measurement and reporting of climate change risk may increase our operating costs, though we are unable to estimate the added cost at this time. We consider the potential impact that our own expenditures may have on climate change. When making expenditures to upgrade and maintain our facilities, we may consider energy efficiency as one of many factors in our purchasing decisions. Similarly, we recognize our clients may make climate change in their own purchasing decisions. We currently lend to clients working on climate change issues and our wealth management division works with clients who seek to direct their investments to be compatible with ESG investing objectives. We continue to monitor the impact that climate change may have on our clients' demands and the ability of our product offerings to meet those demands.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, and the Company's market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by the ALCO have been approved by the Board of Directors.

Asset/Liability Management

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by the ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they present a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2022, was (5.60)% of total assets, compared to 7.09% of total assets at December 31, 2021. The ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The First Bancorp - 2022 Form 10-K - Page 51

The Company's summarized static gap, as of December 31, 2022, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$37,496	$31,117	$149,464	$460,328
Restricted equity securities, at cost	2,846	—	—	1,037
Loans	463,546	204,376	924,702	322,324
Other interest-earning assets	—	26,019	—	—
Non-rate-sensitive assets	12,876	—	—	103,047
Total assets	516,764	261,512	1,074,166	886,736
Interest-bearing deposits	497,194	395,473	329,355	903,577
Borrowed funds	38,990	—	83	—
Non-rate-sensitive liabilities and equity	—	—	—	574,506
Total liabilities and equity	536,184	395,473	329,438	1,478,083
Period gap	$(19,420)	$(133,961)	$744,728	$(591,347)
Percent of total assets	(0.71)%	(4.89)%	27.19%	(21.59)%
Cumulative gap (current)	$(19,420)	$(153,381)	$591,347	$—
Percent of total assets	(0.71)%	(5.60)%	21.59%	—%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short- term rates gradually increase by two percentage points. The Company does not model for negative interest rates; accordingly a two percentage point decrease scenario was not calculated as of December 31, 2021. The Company's modeling as of December 31, 2022 projects net interest income would be unchanged from stable-rate net interest income if short-term rates affected by
Federal Open Market Committee actions fall gradually by two percentage points over the next year, and would increase by approximately 0.2% if rates fall gradually by one percentage point over the next year; net interest income would decrease by approximately 3.8% if rates rise gradually by two percentage points over the next year. Each scenario is well within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 5.7% in the two percentage point falling-rate scenario, and higher by 6.8% in the one percentage point falling rate scenario; net interest income would be lower than that earned in a stable rate environment by 3.4% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2022 and 2021 is presented in the following table:

Changes in Net Interest Income	2022	2021
Year 1
Projected changes if rates decrease by 1.0%	0.2%	(1.5)%
Projected changes if rates decrease by 2.0%	0.0%	n/a
Projected change if rates increase by 2.0%	(3.8)%	(2.8)%
Year 2
Projected changes if rates decrease by 1.0%	6.8%	(7.3)%
Projected changes if rates decrease by 2.0%	5.7%	n/a
Projected change if rates increase by 2.0%	(3.4)%	(3.6)%

The First Bancorp - 2022 Form 10-K - Page 52

This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds and amounts for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by the ALCO.
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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2022, the Company had three interest rate swaps with a total notional value of $30 million designed for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2022, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2022 Form 10-K - Page 53

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2022	2021
Assets
Cash and cash equivalents	$22,728,000	$20,634,000
Interest-bearing deposits in other banks	3,693,000	66,678,000
Securities available for sale	284,509,000	320,566,000
Securities to be held to maturity (fair value of $339,011,000 at December 31, 2022, and $375,327,000 at December 31, 2021)	393,896,000	370,040,000
Restricted equity securities, at cost	3,883,000	5,365,000
Loans held for sale	275,000	835,000
Loans	1,914,674,000	1,647,649,000
Less allowance for loan losses	16,723,000	15,521,000
Net loans	1,897,951,000	1,632,128,000
Accrued interest receivable	9,829,000	7,544,000
Premises and equipment, net	28,277,000	28,949,000
Goodwill	30,646,000	30,646,000
Other assets	63,491,000	43,714,000
Total assets	$2,739,178,000	$2,527,099,000
Liabilities
Demand deposits	$318,626,000	$334,945,000
NOW deposits	630,416,000	655,061,000
Money market deposits	192,632,000	206,901,000
Savings deposits	369,532,000	360,185,000
Certificates of deposit	867,671,000	566,205,000
Total deposits	2,378,877,000	2,123,297,000
Borrowed funds – short term	103,399,000	81,252,000
Borrowed funds – long term	84,000	55,090,000
Other liabilities	27,895,000	21,803,000
Total liabilities	2,510,255,000	2,281,442,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	110,000	110,000
Additional paid-in capital	68,435,000	66,830,000
Retained earnings	204,343,000	180,417,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(44,718,000)	(1,718,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(64,000)	(87,000)
Net unrealized gain on cash flow hedging derivative instruments	544,000	—
Net unrealized gain on postretirement costs	273,000	105,000
Total shareholders' equity	228,923,000	245,657,000
Total liabilities and shareholders' equity	$2,739,178,000	$2,527,099,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	11,045,186	10,998,765
Book value per common share	$20.73	$22.33
Tangible book value per common share	$17.93	$19.52
The accompanying notes are an integral part of these consolidated financial statements
The First Bancorp - 2022 Form 10-K - Page 54

Consolidated Statements of Income and Comprehensive Income (Loss)
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2022	2021	2020
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $1,181,000 in 2022, $1,102,000 in 2021, and $1,170,000 in 2020)	$75,805,000	$62,195,000	$59,059,000
Interest on deposits with other banks	315,000	72,000	96,000
Interest and dividends on investments (includes tax-exempt income of $7,571,000 in 2022, $7,644,000 in 2021, and $7,617,000 in 2020)	16,915,000	14,814,000	17,964,000
Total interest and dividend income	93,035,000	77,081,000	77,119,000
Interest expense
Interest on deposits	15,359,000	7,314,000	14,139,000
Interest on borrowed funds	1,510,000	3,464,000	3,147,000
Total interest expense	16,869,000	10,778,000	17,286,000
Net interest income	76,166,000	66,303,000	59,833,000
Provision (credit) for loan losses	1,750,000	(375,000)	6,050,000
Net interest income after provision (credit) for loan losses	74,416,000	66,678,000	53,783,000
Non-interest income
Fiduciary and investment management income	4,600,000	4,529,000	3,660,000
Service charges on deposit accounts	1,825,000	1,568,000	1,648,000
Net securities gains	7,000	23,000	1,155,000
Mortgage origination and servicing income	1,424,000	5,236,000	5,085,000
Debit card income	6,348,000	5,208,000	4,139,000
Other operating income	2,670,000	2,819,000	2,432,000
Total non-interest income	16,874,000	19,383,000	18,119,000
Non-interest expense
Salaries and employee benefits	23,316,000	21,152,000	20,388,000
Occupancy expense	3,052,000	2,841,000	2,762,000
Furniture and equipment expense	5,058,000	4,788,000	4,799,000
FDIC insurance premiums	1,068,000	824,000	738,000
Acquisition-related costs	—	—	310,000
Amortization of identified intangibles	69,000	69,000	43,000
Other operating expense	11,341,000	12,474,000	10,612,000
Total non-interest expense	43,904,000	42,148,000	39,652,000
Income before income taxes	47,386,000	43,913,000	32,250,000
Applicable tax expense	8,396,000	7,644,000	5,121,000
Net income	$38,990,000	$36,269,000	$27,129,000
Basic earnings per common share	$3.56	$3.33	$2.50
Diluted earnings per common share	3.53	3.30	2.48
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	(43,000,000)	(6,727,000)	1,352,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of amortization	23,000	46,000	49,000
Net gain (loss) on cash flow hedging derivative instruments	544,000	4,932,000	(5,029,000)
Net unrecognized gain on postretirement benefits	168,000	77,000	4,000
Other comprehensive loss	(42,265,000)	(1,672,000)	(3,624,000)
Comprehensive income (loss)	$(3,275,000)	$34,597,000	$23,505,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2022 Form 10-K - Page 55

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2019	10,899,210	$64,073,000	$144,839,000	$3,596,000	$212,508,000
Net income	—	—	27,129,000	—	27,129,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,352,000	1,352,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(5,029,000)	(5,029,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	49,000	49,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	4,000	4,000
Comprehensive income (loss)	—	—	27,129,000	(3,624,000)	23,505,000
Cash dividends declared ($1.23 per share)	—	—	(13,453,000)	—	(13,453,000)
Equity compensation expense	—	652,000	—	—	652,000
Payment for repurchase of common stock	(5,447)	—	(156,000)	—	(156,000)
Issuance of restricted stock	27,345	—	—	—	—
Proceeds from sale of common stock	29,181	670,000	—	—	670,000
Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
Net income	—	—	36,269,000	—	36,269,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(6,727,000)	(6,727,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	4,932,000	4,932,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	46,000	46,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	77,000	77,000
Comprehensive income (loss)	—	—	36,269,000	(1,672,000)	34,597,000
Cash dividends declared ($1.27 per share)	—	—	(13,958,000)	—	(13,958,000)
Equity compensation expense	—	856,000	—	—	856,000
Payment for repurchase of common stock	(9,752)	—	(253,000)	—	(253,000)
Issuance of restricted stock, net of forfeitures	34,189	—	—	—	—
Proceeds from sale of common stock	24,039	689,000	—	—	689,000
Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
The First Bancorp - 2022 Form 10-K - Page 56

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
Net income	—	—	38,990,000	—	38,990,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(43,000,000)	(43,000,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	544,000	544,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	23,000	23,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	168,000	168,000
Comprehensive income (loss)	—	—	38,990,000	(42,265,000)	(3,275,000)
Cash dividends declared ($1.34 per share)	—	—	(14,787,000)	—	(14,787,000)
Equity compensation expense	—	809,000	—	—	809,000
Payment for repurchase of common stock	(8,640)	—	(277,000)	—	(277,000)
Issuance of restricted stock	28,745	—	—	—	—
Proceeds from sale of common stock	26,316	796,000	—	—	796,000
Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2022 Form 10-K - Page 57

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2022	2021	2020
Cash flows from operating activities
Net income	$38,990,000	$36,269,000	$27,129,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,984,000	2,039,000	2,221,000
Change in deferred taxes	(127,000)	999,000	(262,000)
Provision (credit) for loan losses	1,750,000	(375,000)	6,050,000
Loans originated for resale	(21,554,000)	(106,393,000)	(128,375,000)
Proceeds from sales and transfers of loans	22,520,000	114,491,000	125,982,000
Net gain on sales of loans	(406,000)	(3,078,000)	(3,308,000)
Net gain on sale or call of securities	(7,000)	(23,000)	(1,155,000)
Net amortization of investment premiums	914,000	2,351,000	1,944,000
Net (gain) loss on sale of other real estate owned	1,000	(91,000)	(170,000)
Provision for losses on other real estate owned	—	—	45,000
Equity compensation expense	809,000	856,000	652,000
Net (increase) decrease in other assets and accrued interest	(21,443,000)	18,604,000	(17,737,000)
Net increase (decrease) in other liabilities	17,423,000	(9,332,000)	9,347,000
Net gain on disposal of premises and equipment	(15,000)	(2,000)	(19,000)
Amortization of investments in limited partnerships	305,000	309,000	311,000
Net acquisition amortization	69,000	69,000	43,000
Net cash provided by operating activities	41,213,000	56,693,000	22,698,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	62,985,000	(10,527,000)	(44,841,000)
Proceeds from sales of securities available for sale	1,301,000	19,240,000	103,579,000
Proceeds from maturities, payments, calls of securities available for sale	42,005,000	104,424,000	141,598,000
Proceeds from maturities, payments, calls and sales of securities held to maturity	16,544,000	80,217,000	81,809,000
Proceeds from sales of other real estate owned	50,000	999,000	542,000
Purchases of securities available for sale	(62,336,000)	(141,222,000)	(197,207,000)
Cash paid for limited partnerships	—	—	(717,000)
Purchases of securities to be held to maturity	(40,621,000)	(85,061,000)	(165,658,000)
Purchase of restricted equity securities	—	—	(1,563,000)
Redemption of restricted equity securities	1,482,000	5,180,000	—
Net increase in loans	(267,624,000)	(171,245,000)	(159,080,000)
Capital expenditures	(1,404,000)	(3,757,000)	(2,540,000)
Proceeds from sale of premises and equipment	38,000	3,000	67,000
Cash paid, net of cash acquired, in branch acquisition	—	—	(6,060,000)
Net cash used in investing activities	(247,580,000)	(201,749,000)	(250,071,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	(45,886,000)	318,066,000	262,035,000
Net increase (decrease) in certificates of deposit	301,466,000	(39,380,000)	(87,151,000)
Advances on long-term borrowings	—	—	55,000,000
Repayment on long-term borrowings	(55,007,000)	(7,000)	(10,007,000)
Net increase (decrease) in short-term borrowings	22,148,000	(125,689,000)	32,090,000
Payment to repurchase common stock	(277,000)	(253,000)	(156,000)
Proceeds from sale of common stock	796,000	689,000	670,000
Dividends paid	(14,779,000)	(13,948,000)	(13,329,000)
Net cash provided by financing activities	208,461,000	139,478,000	239,152,000

The First Bancorp - 2022 Form 10-K - Page 58

Net increase (decrease) in cash and cash equivalents	2,094,000	(5,578,000)	11,779,000
Cash and cash equivalents at beginning of year	20,634,000	26,212,000	14,433,000
Cash and cash equivalents at end of year	$22,728,000	$20,634,000	$26,212,000
Interest paid	$16,068,000	$11,141,000	$17,560,000
Income taxes paid	8,010,000	6,548,000	5,049,000
Non-cash transactions:
Net transfer from loans to other real estate owned	$—	$—	$1,046,000
Change in net unrealized gain (loss) on available for sale securities, net of tax	(43,000,000)	(6,727,000)	1,352,000
Fair value of assets acquired	—	—	(25,328,000)
Less liabilities assumed	—	—	19,268,000
Right of use lease asset	—	—	511,000
Operating lease liability	—	—	(511,000)
The accompanying notes are an integral part of these consolidated financial statements
The First Bancorp - 2022 Form 10-K - Page 59

Notes to Consolidated Financial Statements

Nature of Operations
The First Bancorp, Inc. (the "Company") through its wholly-owned subsidiary, First National Bank (the "Bank"), provides a full range of banking services to individual and corporate customers from eighteen offices in coastal and eastern Maine. First National Wealth Management, a division of the Bank, provides investment management, private banking and financial planning services. On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank from The First, N.A.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events
Events occurring subsequent to December 31, 2022 have been evaluated as to their potential impact on the financial statements.

Use of Estimates in Preparation of Financial Statements
In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuations of mortgage servicing rights, derivative financial instruments the securities portfolio and other-than-temporary impairment of securities, and goodwill.

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, or for other reasons. They are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity, net of related income taxes. The cost basis is adjusted for the amortization of premiums and accretion of discounts, computed using the effective interest method over the securities' contractual lives. Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts, computed using the effective interest method over the securities' contractual lives. Effective January 1, 2022 securities purchases are accounted for on a trade date basis; prior to January 1, 2022 a settlement date basis was used. Reported amounts would not be materially different if basis had not changed. Gains and losses on the sales of investment securities are determined using the amortized cost of the specifically identified security.
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
The First Bancorp - 2022 Form 10-K - Page 60

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

Allowance for Loan Losses
Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by Management to be appropriate to absorb probable losses under the incurred loss methodology. The allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. In determining the appropriate level of allowance for loan losses, Management takes into consideration a number of factors including size and growth trajectory of the portfolio, quality trends as measured by key indicators, prior loan loss experience in major portfolio segments, local and national business and economic conditions, the results of any stress testing undertaken during the period, reviews of individual non-performing loans and performing loans listed on the watch report requiring periodic evaluation, and Management's estimation of potential losses. For all loan classes, loans over 30 days past due are considered delinquent. Impaired loans include troubled debt restructured ("TDR") loans and loans placed on non-accrual status when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses. The Company will adopt the current expected credit loss methodology (CECL), required under Accounting Standards Update (ASU) 2016-13, effective January 1, 2023.

TDR
A restructuring of debt constitutes a TDR if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan to first determine if the borrower demonstrates financial difficulty. Common indicators of this include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender. If the borrower is experiencing financial difficulty and concessions are granted, such as maturity date extension, interest rate adjustments to below market pricing, or a deferral of payments, the loan will generally be classified as a TDR. Regulatory guidance issued in March 2020 in response to the consequences of the COVID-19 pandemic, the CARES Act passed shortly thereafter, and
The First Bancorp - 2022 Form 10-K - Page 61

the Supplemental Appropriations Act passed in December 2020 granted exemption to TDR classification for certain qualified loan modification actions that normally would have been classified as TDRs. ASU 2022-02 published in March 2022 eliminates TDR guidance and introduces new standards for loan modification disclosure; the Company will adopt ASU 2022-02 effective January 1, 2023.

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisitions of FNB Bankshares in 2005, a bank branch in Rockland, Maine and bank building in Bangor, Maine in 2012, and a bank branch in Belfast, Maine in 2020, as well as the core deposit intangible related to the respective acquisitions. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2022, the Company determined goodwill and other intangible assets were not impaired.

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

Mortgage Servicing Rights
The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized at fair value when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The rights are subsequently carried at the lower of amortized cost or fair value. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value that is recorded on the balance sheet. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed results in lower valuations of mortgage servicing rights. The valuation also includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.

Post-Retirement Benefits
The cost of providing post-retirement benefits is accrued during the active service period of the employee or director.

The First Bancorp - 2022 Form 10-K - Page 62

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

Risks & Uncertainties
As of December 31, 2022, local and state governments in the US have eased or eliminated most restrictions imposed to curtail the spread of the global pandemic, COVID-19. There continues to be uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any further government actions to mitigate them. Accordingly, while management has considered the effect of the pandemic on collectability of loans receivable and other business impacts, it is possible that this matter may have a further financial impact on the Company's financial position and results of future operations, such potential impact of which cannot be reasonably estimated.
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

The First Bancorp - 2022 Form 10-K - Page 63

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2022 and 2021:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2022	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,025,000	$—	$(6,878,000)	$19,147,000
Mortgage-backed securities	271,068,000	55,000	(42,447,000)	228,676,000
State and political subdivisions	40,472,000	2,000	(7,283,000)	33,191,000
Asset-backed securities	3,548,000	—	(53,000)	3,495,000
	$341,113,000	$57,000	$(56,661,000)	$284,509,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$40,100,000	$4,000	$(10,477,000)	$29,627,000
Mortgage-backed securities	60,497,000	42,000	(11,392,000)	49,147,000
State and political subdivisions	258,549,000	154,000	(30,733,000)	227,970,000
Corporate securities	34,750,000	—	(2,483,000)	32,267,000
	$393,896,000	$200,000	$(55,085,000)	$339,011,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,846,000	$—	$—	$2,846,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,883,000	$—	$—	$3,883,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2021	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$23,045,000	$—	$(1,146,000)	$21,899,000
Mortgage-backed securities	256,992,000	1,803,000	(3,895,000)	254,900,000
State and political subdivisions	38,127,000	1,083,000	(88,000)	39,122,000
Asset-backed securities	4,577,000	68,000	—	4,645,000
	$322,741,000	$2,954,000	$(5,129,000)	$320,566,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,600,000	$2,000	$(1,149,000)	$34,453,000
Mortgage-backed securities	60,646,000	261,000	(1,795,000)	59,112,000
State and political subdivisions	250,544,000	7,925,000	(302,000)	258,167,000
Corporate securities	23,250,000	411,000	(66,000)	23,595,000
	$370,040,000	$8,599,000	$(3,312,000)	$375,327,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,328,000	$—	$—	$4,328,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,365,000	$—	$—	$5,365,000

The First Bancorp - 2022 Form 10-K - Page 64

The following table summarizes the contractual maturities of investment securities at December 31, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,787,000	$1,782,000
Due in 1 to 5 years	3,609,000	3,409,000	14,998,000	14,480,000
Due in 5 to 10 years	18,591,000	15,203,000	86,833,000	81,443,000
Due after 10 years	318,913,000	265,897,000	290,278,000	241,306,000
	$341,113,000	$284,509,000	$393,896,000	$339,011,000

The following table summarizes the contractual maturities of investment securities at December 31, 2021:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$2,515,000	$2,521,000
Due in 1 to 5 years	5,004,000	5,173,000	17,624,000	18,338,000
Due in 5 to 10 years	52,782,000	53,057,000	174,982,000	180,081,000
Due after 10 years	264,955,000	262,336,000	174,919,000	174,387,000
	$322,741,000	$320,566,000	$370,040,000	$375,327,000

At December 31, 2022, securities with a carrying value of $350,411,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $347,456,000 as of December 31, 2021 pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2022, 2021 and 2020:

	2022	2021	2020
Proceeds from sales of securities	$1,301,000	$19,240,000	$112,179,000
Gross realized gains	8,000	628,000	1,689,000
Gross realized losses	(1,000)	(605,000)	(534,000)
Net gain	$7,000	$23,000	$1,155,000
Related income taxes	$1,000	$5,000	$243,000

In the second quarter of 2020, 28 municipal securities were sold that had been designated as Held to Maturity. Proceeds from these sales totaled $8,600,000 against a cumulative book value of $8,332,000 resulting in a net realized gain of $268,000. At the time of the sale the economic potential impact of COVID-19 was considered to be an isolated and unusual event that could not be reasonably anticipated as outlined in Accounting Standards Codification ("ASC") Section 320-10-25. Management conducted a review of its municipal bond portfolio in conjunction with risk mitigation efforts related to the onset of the COVID-19 virus; the intent of the review was to identify investment exposures with lower relative credit ratings, locales with perceived above average economic risk, municipal entities with reliance upon sales tax or income tax revenue, or any combination of these factors. Each of the sold positions met one or more of the criteria.
Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2022, there were 869 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 300 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.
The First Bancorp - 2022 Form 10-K - Page 65

Information regarding securities temporarily impaired as of December 31, 2022 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2022	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$4,804,000	$(675,000)	$41,965,000	$(16,680,000)	$46,769,000	$(17,355,000)
Mortgage-backed securities	73,509,000	(6,486,000)	197,102,000	(47,353,000)	270,611,000	(53,839,000)
State and political subdivisions	149,517,000	(13,769,000)	67,932,000	(24,247,000)	217,449,000	(38,016,000)
Asset-backed securities	3,495,000	(53,000)	—	—	3,495,000	(53,000)
Corporate securities	19,857,000	(2,143,000)	3,160,000	(340,000)	23,017,000	(2,483,000)
	$251,182,000	$(23,126,000)	$310,159,000	$(88,620,000)	$561,341,000	$(111,746,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $64,000, net of taxes, at December 31, 2022. This compares to $87,000, net of taxes, at December 31, 2021. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of December 31, 2022 and 2021, the Bank's investment in FHLB stock totaled $2,846,000 and $4,328,000, respectively. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the Federal Reserve Bank (FRB) of Boston. As a requirement for membership in the FRB, the Bank must own a minimum required amount of FRB stock. The Bank uses FRB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRB stock totaled $1,037,000 at December 31, 2022 and 2021.
The Company periodically evaluates its investment in FHLB and FRB stock for impairment based on, among other factors, the capital adequacy of each institution and their overall financial condition. No impairment losses have been recorded through December 31, 2022. The Bank will continue to monitor its investment in these restricted equity securities.

Note 4. Mortgage Servicing Rights
At December 31, 2022 and 2021, the Bank serviced loans for others totaling $342,870,000 and $356,522,000, respectively. Net gains from the sale of loans, serviced by the Bank, totaled $406,000 in 2022, $3,078,000 in 2021, and $3,308,000 in 2020. In 2022, mortgage servicing rights of $312,000 were capitalized and amortization for the year totaled $517,000. At December 31, 2022,
The First Bancorp - 2022 Form 10-K - Page 66

mortgage servicing rights had a fair value of $3,734,000. In 2021, mortgage servicing rights of $1,042,000 were capitalized and amortization for the year totaled $660,000. At December 31, 2021, mortgage servicing rights had a fair value of $3,041,000.
FASB ASC Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association ("PSA") and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2022, the prepayment assumption using the PSA model was 134, which translates into an anticipated annual prepayment rate of 6.43%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
The Bank recorded an impairment reserve as of December 31, 2021 for strata with a fair value lower than cost. Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2022	2021
Mortgage servicing rights	$8,654,000	$8,341,000
Accumulated amortization	(6,161,000)	(5,644,000)
Amortized cost	2,493,000	2,697,000
Impairment reserve	—	(26,000)
Carrying value	$2,493,000	$2,671,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Commercial
Real estate	$699,340,000	36.5%	$576,198,000	35.0%
Construction	93,907,000	4.9%	79,365,000	4.8%
Other	319,359,000	16.7%	264,570,000	16.1%
Municipal	40,619,000	2.1%	48,362,000	2.9%
Residential
Term	613,919,000	32.1%	550,783,000	33.4%
Construction	49,907,000	2.6%	31,763,000	1.9%
Home equity line of credit	76,560,000	4.0%	73,632,000	4.5%
Consumer	21,063,000	1.1%	22,976,000	1.4%
Total loans	$1,914,674,000	100.0%	$1,647,649,000	100.0%

Loan balances include net deferred loan costs of $10,132,000 in 2022 and $7,890,000 in 2021. Net deferred loan costs have increased from a year ago a due to loan origination unit volume over the period. Unearned fees and deferred costs associated with SBA PPP loans originated in 2020 and 2021 were fully recognized as of June 30, 2022. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate, which totaled $475,233,000 and $364,968,000 at December 31, 2022 and 2021, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, residential construction and home equity loans totaling $338,636,000 at December 31, 2022 and $295,090,000 at December 31, 2021 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston. In September 2022 the Bank sold a block of 41 mixed performing residential mortgage loans. This block of loans carried general ledger balances that totaled $5.2 million and included a number of past-due, non-accrual, and TDR loans.
The Bank is a designated SBA preferred lender and participated in both the 2020 (PPP1) and 2021 (PPP2) rounds of the Payroll Protection Program. Under PPP1, 1,718 loans were granted totaling $97,755,000 in funds disbursed to qualified small businesses and under PPP2, 1,263 loans were granted totaling $52,053,000. The Bank worked actively with these borrowers to process applications for forgiveness per PPP guidelines. As of December 31, 2022, remaining PPP balances totaled $12,000.
At December 31, 2022 and 2021, non-accrual loans were $1,755,000 and $5,602,000, respectively. For the years ended December 31, 2022 and 2021, interest income which would have been recognized on these loans, if interest had been accrued, was
The First Bancorp - 2022 Form 10-K - Page 67

$223,000 and $345,000. Loans more than 90 days past due accruing interest totaled $241,000 at December 31, 2022 and $32,000 at December 31, 2021. The Company continues to accrue interest on these loans because management believes collection of principal and interest is reasonably assured.
Loans to directors, officers and employees totaled $48,001,000 at December 31, 2022 and $42,784,000 at December 31, 2021. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2022	2021
Balance at beginning of year	$26,307,000	$21,214,000
New loans	5,159,000	10,074,000
Repayments	(1,976,000)	(2,498,000)
Retired executive officers	—	(2,483,000)
Balance at end of year	$29,490,000	$26,307,000

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of December 31, 2022, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$3,000	$190,000	$193,000	$699,147,000	$699,340,000	$—
Construction	—	—	—	—	93,907,000	93,907,000	—
Other	118,000	23,000	85,000	226,000	319,133,000	319,359,000	34,000
Municipal	—	—	—	—	40,619,000	40,619,000	—
Residential
Term	135,000	33,000	284,000	452,000	613,467,000	613,919,000	118,000
Construction	—	—	—	—	49,907,000	49,907,000	—
Home equity line of credit	241,000	29,000	151,000	421,000	76,139,000	76,560,000	86,000
Consumer	131,000	33,000	3,000	167,000	20,896,000	21,063,000	3,000
Total	$625,000	$121,000	$713,000	$1,459,000	$1,913,215,000	$1,914,674,000	$241,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from TDR designation, which was extended by the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020. So long as modified terms were met, loans in an active modification were not included in past due loan totals and continued to accrue interest. As of December 31, 2021, 18 loans totaling $2.9 million remained in their original modification or had had a subsequent modification, representing 0.17% of the overall portfolio. As of December 31, 2022, COVID-19 related loan modifications have all been resolved.

The First Bancorp - 2022 Form 10-K - Page 68

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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of December 31, 2022 and 2021 is presented in the following table:

As of December 31,	2022	2021
Commercial
Real estate	$193,000	$242,000
Construction	23,000	27,000
Other	663,000	1,068,000
Municipal	—	—
Residential
Term	572,000	3,808,000
Construction	—	—
Home equity line of credit	304,000	457,000
Consumer	—	—
Total	$1,755,000	$5,602,000

The First Bancorp - 2022 Form 10-K - Page 69

Information regarding impaired loans is as follows:

For the years ended December 31,	2022	2021	2020
Average investment in impaired loans	$9,536,000	$13,121,000	$21,088,000
Interest income recognized on impaired loans, all on cash basis	204,000	242,000	478,000

As of December 31,	2022	2021
Balance of impaired loans	$6,160,000	$12,052,000
Less portion for which no allowance for loan losses is allocated	(4,359,000)	(8,968,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$1,801,000	$3,084,000
Portion of allowance for loan losses allocated to the impaired loan balance	$398,000	$576,000

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

The First Bancorp - 2022 Form 10-K - Page 70

A breakdown of impaired loans by class of financing receivable as of December 31, 2022, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,236,000	$1,532,000	$—	$1,440,000	$50,000
Construction	685,000	687,000	—	81,000	35,000
Other	301,000	348,000	—	408,000	13,000
Municipal	—	—	—	—	—
Residential
Term	1,833,000	2,035,000	—	4,507,000	56,000
Construction	—	—	—	—	—
Home equity line of credit	304,000	340,000	—	295,000	—
Consumer	—	—	—	1,000	—
	$4,359,000	$4,942,000	$—	$6,732,000	$154,000
With an Allowance Recorded
Commercial
Real estate	$—	$—	$—	$11,000	$—
Construction	—	—	—	606,000	—
Other	545,000	647,000	298,000	693,000	—
Municipal	—	—	—	—	—
Residential
Term	1,256,000	1,259,000	100,000	1,486,000	50,000
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	8,000	—
Consumer	—	—	—	—	—
	$1,801,000	$1,906,000	$398,000	$2,804,000	$50,000
Total
Commercial
Real estate	$1,236,000	$1,532,000	$—	$1,451,000	$50,000
Construction	685,000	687,000	—	687,000	35,000
Other	846,000	995,000	298,000	1,101,000	13,000
Municipal	—	—	—	—	—
Residential
Term	3,089,000	3,294,000	100,000	5,993,000	106,000
Construction	—	—	—	—	—
Home equity line of credit	304,000	340,000	—	303,000	—
Consumer	—	—	—	1,000	—
	$6,160,000	$6,848,000	$398,000	$9,536,000	$204,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2022 Form 10-K - Page 71

A breakdown of impaired loans by class of financing receivable as of December 31, 2021, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,386,000	$1,689,000	$—	$1,590,000	$63,000
Construction	28,000	28,000	—	22,000	—
Other	917,000	1,009,000	—	1,051,000	15,000
Municipal	—	—	—	—	—
Residential
Term	6,178,000	7,238,000	—	6,429,000	87,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$8,968,000	$10,453,000	$—	$9,553,000	$166,000
With an Allowance Recorded
Commercial
Real estate	$42,000	$71,000	$42,000	$614,000	$—
Construction	661,000	661,000	16,000	661,000	22,000
Other	386,000	411,000	381,000	396,000	—
Municipal	—	—	—	—	—
Residential
Term	1,995,000	2,164,000	137,000	1,897,000	54,000
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
	$3,084,000	$3,307,000	$576,000	$3,568,000	$76,000
Total
Commercial
Real estate	$1,428,000	$1,760,000	$42,000	$2,204,000	$63,000
Construction	689,000	689,000	16,000	683,000	22,000
Other	1,303,000	1,420,000	381,000	1,447,000	15,000
Municipal	—	—	—	—	—
Residential
Term	8,173,000	9,402,000	137,000	8,326,000	141,000
Construction	—	—	—	—	—
Home equity line of credit	457,000	487,000	—	461,000	—
Consumer	2,000	2,000	—	—	1,000
	$12,052,000	$13,760,000	$576,000	$13,121,000	$242,000

The First Bancorp - 2022 Form 10-K - Page 72

A breakdown of impaired loans by category as of December 31, 2020, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$2,060,000	$2,368,000	$—	$4,123,000	$127,000
Construction	89,000	89,000	—	358,000	—
Other	1,591,000	1,623,000	—	999,000	15,000
Municipal	—	—	—	—	—
Residential
Term	7,335,000	8,629,000	—	8,773,000	193,000
Construction	—	—	—	—	—
Home equity line of credit	1,015,000	1,089,000	—	1,219,000	—
Consumer	8,000	8,000	—	1,000	1,000
	$12,098,000	$13,806,000	$—	$15,473,000	$336,000
With an Allowance Recorded
Commercial
Real estate	$969,000	$995,000	$112,000	$1,018,000	$43,000
Construction	681,000	681,000	18,000	579,000	30,000
Other	188,000	202,000	169,000	1,193,000	3,000
Municipal	—	—	—	—	—
Residential
Term	2,079,000	2,134,000	163,000	2,073,000	65,000
Construction	—	—	—	—	—
Home equity line of credit	24,000	24,000	—	744,000	1,000
Consumer	—	—	—	8,000	—
	$3,941,000	$4,036,000	$462,000	$5,615,000	$142,000
Total
Commercial
Real estate	$3,029,000	$3,363,000	$112,000	$5,141,000	$170,000
Construction	770,000	770,000	18,000	937,000	30,000
Other	1,779,000	1,825,000	169,000	2,192,000	18,000
Municipal	—	—	—	—	—
Residential
Term	9,414,000	10,763,000	163,000	10,846,000	258,000
Construction	—	—	—	—	—
Home equity line of credit	1,039,000	1,113,000	—	1,963,000	1,000
Consumer	8,000	8,000	—	9,000	1,000
	$16,039,000	$17,842,000	$462,000	$21,088,000	$478,000

The First Bancorp - 2022 Form 10-K - Page 73

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
As of December 31, 2022, the Company had 29 loans with a value of $4,744,000 that have been classified as TDRs. This compares to 60 loans with a value of $8,341,000 classified as TDRs as of December 31, 2021. The impairment carried as a specific reserve in the allowance for loan losses for TDRs is calculated by present valuing the cash flow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	5	$1,044,000	$—
Construction	1	661,000	—
Other	3	361,000	81,000
Municipal	—	—	—
Residential
Term	20	2,678,000	100,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	29	$4,744,000	$181,000

The following table shows TDRs by class and the specific reserve as of December 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	8	$1,227,000	$42,000
Construction	1	661,000	16,000
Other	5	765,000	337,000
Municipal	—	—	—
Residential
Term	45	5,686,000	137,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	1	2,000	—
	60	$8,341,000	$532,000

The First Bancorp - 2022 Form 10-K - Page 74

As of December 31, 2022, one of the loans classified as TDR with a total balance of $97,000 was more than 30 days past due and was not placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	—
Construction	—	—	—
Other	1	97,000	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	1	$97,000	—

As of December 31, 2021, five of the loans classified as TDRs with a total balance of $349,000 were more than 30 days past due. One of these loans had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2021:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	—
Construction	—	—	—
Other	1	83,000	—
Municipal	—	—	—
Residential
Term	4	266,000	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	5	$349,000	—
The First Bancorp - 2022 Form 10-K - Page 75

For the year ended December 31, 2022, one loan was placed on TDR status. The following table shows this TDR by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2022:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	1	38,000	38,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	1	$38,000	$38,000	—

For the year ended December 31, 2021, four loans were placed in TDR status. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as for December 31, 2021.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	1	80,000	80,000	—
Other	1	251,000	247,000	247,000
Municipal	—	—	—	—
Residential
Term	2	142,000	124,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	4	$473,000	$451,000	$247,000
As of December 31, 2022, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $550,000. As of December 31, 2022, there were five loans with an outstanding balance of $339,000 that were classified as TDRs and were on non-accrual status, of which none were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2022, there were two mortgage loans collateralized by residential real estate in the process of foreclosure with a balance of $166,000; this compares to four mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $367,000 as of December 31, 2021.

The First Bancorp - 2022 Form 10-K - Page 76

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

The First Bancorp - 2022 Form 10-K - Page 77

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2022 and 2021:

As of December 31,	2022	2021
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$—	$42,000
Construction	—	16,000
Other	298,000	381,000
Municipal	—	—
Residential
Term	100,000	137,000
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$398,000	$576,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$6,116,000	$5,325,000
Construction	821,000	730,000
Other	2,799,000	2,449,000
Municipal	162,000	157,000
Residential
Term	2,459,000	2,596,000
Construction	199,000	148,000
Home equity line of credit	1,029,000	925,000
Consumer	1,062,000	833,000
Unallocated	1,678,000	1,782,000
Total	$16,325,000	$14,945,000
Total Allowance for Loan Losses
Commercial
Real estate	$6,116,000	$5,367,000
Construction	821,000	746,000
Other	3,097,000	2,830,000
Municipal	162,000	157,000
Residential
Term	2,559,000	2,733,000
Construction	199,000	148,000
Home equity line of credit	1,029,000	925,000
Consumer	1,062,000	833,000
Unallocated	1,678,000	1,782,000
Total	$16,723,000	$15,521,000

The First Bancorp - 2022 Form 10-K - Page 78

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
A breakdown of the allowance for loan losses as of December 31, 2022 and 2021, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2022	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$—	$974,000	$5,142,000	$—	$6,116,000
Construction	—	131,000	690,000	—	821,000
Other	298,000	446,000	2,353,000	—	3,097,000
Municipal	—	—	162,000	—	162,000
Residential
Term	100,000	83,000	2,376,000	—	2,559,000
Construction	—	7,000	192,000	—	199,000
Home equity line of credit	—	101,000	928,000	—	1,029,000
Consumer	—	286,000	776,000	—	1,062,000
Unallocated	—	—	—	1,678,000	1,678,000
	$398,000	$2,028,000	$12,619,000	$1,678,000	$16,723,000

As of December 31, 2021	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$42,000	$831,000	$4,494,000	$—	$5,367,000
Construction	16,000	114,000	616,000	—	746,000
Other	381,000	382,000	2,067,000	—	2,830,000
Municipal	—	—	157,000	—	157,000
Residential
Term	137,000	175,000	2,421,000	—	2,733,000
Construction	—	10,000	138,000	—	148,000
Home equity line of credit	—	101,000	824,000	—	925,000
Consumer	—	243,000	590,000	—	833,000
Unallocated	—	—	—	1,782,000	1,782,000
	$576,000	$1,856,000	$11,307,000	$1,782,000	$15,521,000

The First Bancorp - 2022 Form 10-K - Page 79

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
•Other factors, including changes in quality of loan originations; loan policy changes; changes in credit risk management processes; results of credit stress tests; Bank regulatory and external loan review examination results.

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
The qualitative portion of the allowance for loan losses was 0.66% of related loans as of December 31, 2022 and 0.69% of related loans as of December 31, 2021. The qualitative portion increased $1,312,000 between December 31, 2021 and December 31, 2022 due to a mix of factors. These factors included changes in various macroeconomic measures used in the qualitative model, volume changes in certain portfolio segments, and ongoing analysis of the loan portfolio in multiple stress scenarios.
The unallocated component totaled $1,678,000 at December 31, 2022, or 10.0% of the total reserve. This compares to $1,782,000 or 11.5% as of December 31, 2021. Maintenance of an unallocated component reflects general imprecision related to portfolio growth along with lingering uncertainty regarding the potential impacts of COVID-19 on the loan portfolio.
The allowance for loan losses as a percent of total loans stood at 0.87% as of December 31, 2022, compared to 0.94% of total loans as of December 31, 2021.
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
Other commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured. In 2022 and 2021, other commercial loans also include loans made under the SBA PPP. These loans are unsecured and carry a 100% guarantee from the SBA.
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
The First Bancorp - 2022 Form 10-K - Page 80

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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 55.8% of capital at December 31, 2022 are below the regulatory guidance of 100.0% of capital. Construction loans and non- owner-occupied commercial real estate loans are at 226.3% of total capital at December 31, 2022, below the regulatory guidance of 300.0% of capital.
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

The First Bancorp - 2022 Form 10-K - Page 81

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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2022:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,215,000	$—	$2,215,000
2 Above average	5,702,000	—	23,624,000	37,921,000	67,247,000
3 Satisfactory	125,721,000	1,018,000	64,613,000	1,198,000	192,550,000
4 Average	459,087,000	57,920,000	187,374,000	1,500,000	705,881,000
5 Watch	108,302,000	34,969,000	40,119,000	—	183,390,000
6 OAEM	144,000	—	85,000	—	229,000
7 Substandard	384,000	—	1,329,000	—	1,713,000
8 Doubtful	—	—	—	—	—
Total	$699,340,000	$93,907,000	$319,359,000	$40,619,000	$1,153,225,000

The First Bancorp - 2022 Form 10-K - Page 82

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2022.

The First Bancorp - 2022 Form 10-K - Page 83

The following tables present allowance for loan losses activity by class, allowance for loan loss balances by class and related loan balances by class for the years ended December 31, 2022, 2021 and 2020:

For the year ended December 31, 2022	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,367,000	$746,000	$2,830,000	$157,000	$2,733,000	$148,000	$925,000	$833,000	$1,782,000	$15,521,000
Chargeoffs	—	—	309,000	—	8,000	—	29,000	412,000	—	758,000
Recoveries	20,000	—	13,000	—	29,000	—	4,000	144,000	—	210,000
Provision (credit)	729,000	75,000	563,000	5,000	(195,000)	51,000	129,000	497,000	(104,000)	1,750,000
Ending balance	$6,116,000	$821,000	$3,097,000	$162,000	$2,559,000	$199,000	$1,029,000	$1,062,000	$1,678,000	$16,723,000
Ending balance specifically evaluated for impairment	$—	$—	$298,000	$—	$100,000	$—	$—	$—	$—	$398,000
Ending balance collectively evaluated for impairment	$6,116,000	$821,000	$2,799,000	$162,000	$2,459,000	$199,000	$1,029,000	$1,062,000	$1,678,000	$16,325,000
Related loan balances:
Ending balance	$699,340,000	$93,907,000	$319,359,000	$40,619,000	$613,919,000	$49,907,000	$76,560,000	$21,063,000	$—	$1,914,674,000
Ending balance specifically evaluated for impairment	$1,236,000	$685,000	$846,000	$—	$3,089,000	$—	$304,000	$—	$—	$6,160,000
Ending balance collectively evaluated for impairment	$698,104,000	$93,222,000	$318,513,000	$40,619,000	$610,830,000	$49,907,000	$76,256,000	$21,063,000	$—	$1,908,514,000

For the year ended December 31, 2021	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,178,000	$662,000	$3,438,000	$171,000	$2,579,000	$102,000	$1,211,000	$778,000	$2,134,000	$16,253,000
Chargeoffs	106,000	—	288,000	—	42,000	—	—	312,000	—	748,000
Recoveries	95,000	—	84,000	—	66,000	—	61,000	85,000	—	391,000
Provision (credit)	200,000	84,000	(404,000)	(14,000)	130,000	46,000	(347,000)	282,000	(352,000)	(375,000)
Ending balance	$5,367,000	$746,000	$2,830,000	$157,000	$2,733,000	$148,000	$925,000	$833,000	$1,782,000	$15,521,000
Ending balance specifically evaluated for impairment	$42,000	$16,000	$381,000	$—	$137,000	$—	$—	$—	$—	$576,000
Ending balance collectively evaluated for impairment	$5,325,000	$730,000	$2,449,000	$157,000	$2,596,000	$148,000	$925,000	$833,000	$1,782,000	$14,945,000
Related loan balances:
Ending balance	$576,198,000	$79,365,000	$264,570,000	$48,362,000	$550,783,000	$31,763,000	$73,632,000	$22,976,000	$—	$1,647,649,000
Ending balance specifically evaluated for impairment	$1,428,000	$689,000	$1,303,000	$—	$8,173,000	$—	$457,000	$2,000	$—	$12,052,000
Ending balance collectively evaluated for impairment	$574,770,000	$78,676,000	$263,267,000	$48,362,000	$542,610,000	$31,763,000	$73,175,000	$22,974,000	$—	$1,635,597,000
The First Bancorp - 2022 Form 10-K - Page 84

For the year ended December 31, 2020	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,742,000	$365,000	$3,329,000	$27,000	$1,024,000	$25,000	$1,078,000	$867,000	$1,182,000	$11,639,000
Chargeoffs	1,088,000	—	27,000	—	66,000	—	153,000	327,000	—	1,661,000
Recoveries	—	—	37,000	—	34,000	—	22,000	132,000	—	225,000
Provision	2,524,000	297,000	99,000	144,000	1,587,000	77,000	264,000	106,000	952,000	6,050,000
Ending balance	$5,178,000	$662,000	$3,438,000	$171,000	$2,579,000	$102,000	$1,211,000	$778,000	$2,134,000	$16,253,000
Ending balance specifically evaluated for impairment	$112,000	$18,000	$169,000	$—	$163,000	$—	$—	$—	$—	$462,000
Ending balance collectively evaluated for impairment	$5,066,000	$644,000	$3,269,000	$171,000	$2,416,000	$102,000	$1,211,000	$778,000	$2,134,000	$15,791,000
Related loan balances:
Ending balance	$442,121,000	$56,565,000	$285,015,000	$43,783,000	$522,070,000	$21,600,000	$79,750,000	$25,857,000	$—	$1,476,761,000
Ending balance specifically evaluated for impairment	$3,029,000	$770,000	$1,779,000	$—	$9,414,000	$—	$1,039,000	$8,000	$—	$16,039,000
Ending balance collectively evaluated for impairment	$439,092,000	$55,795,000	$283,236,000	$43,783,000	$512,656,000	$21,600,000	$78,711,000	$25,849,000	$—	$1,460,722,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2022	2021
Land	$6,404,000	$6,159,000
Land improvements	1,883,000	1,788,000
Buildings	30,873,000	30,685,000
Equipment	11,659,000	11,807,000
	50,819,000	50,439,000
Less accumulated depreciation	22,542,000	21,490,000
Total premises and equipment	$28,277,000	$28,949,000

Future minimum receipts under lease agreements at December 31, 2022 by year and in the aggregate are:

2023	$115,000
2024	116,000
2025	116,000
2026	116,000
2027	116,000
Thereafter	15,000
$594,000

Leases
As part of the acquisition of its branch in Belfast, Maine in December 2020, the Company entered into an operating lease pertaining to land upon which the branch is situated. As of December 31, 2022, the lease has a term of 20 years, including an option to renew. The discount rate used in determining the lease liability was 1.875%, the FHLB advance rate in December 2020 that corresponded to the lease term. Effective December 2021, the Company entered into an operating lease for a new branch facility in Brewer, Maine. As of December 31, 2022, the lease has a term of four years. The discount rate used in determining lease liability was 1.25%, corresponding to a synthesized rate for the same term; the synthesized rate was calculated based on several inputs including FHLB advance rates, brokered CD rates and US Treasury Bonds, all with five year terms.

The First Bancorp - 2022 Form 10-K - Page 85

The right‑of‑use asset and lease liability by lease type, and the associated balance sheet classifications as of December 31, 2022 and 2021 were as follows:

Balance Sheet Classification
		2022	2021
Right-of-use assets:
Operating leases	Premises and equipment, net	$737,000	$822,000

Lease liabilities:
Operating leases	Other liabilities	$737,000	$822,000
Lease expense for the year ended December 31, 2022 related to these leases was $97,000. There was $34,000 lease expense for 2021 and none for 2020.

Future lease payments for operating leases with initial terms of one year or more as of December 31, 2022 are as follows:

2023	$97,000
2024	97,000
2025	97,000
2026	91,000
2027	28,000
Thereafter	431,000

Total undiscounted lease payments	841,000
Less: imputed interest	104,000
Net lease liability	$737,000

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2022	2021
Real estate acquired in settlement of loans	$—	$—

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2022	2021	2020
Balance at beginning of year	$—	$45,000	$—
Losses charged to allowance	—	(45,000)	—
Provision charged to operating expenses	—	—	45,000
Balance at end of year	$—	$—	$45,000

The First Bancorp - 2022 Form 10-K - Page 86

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2022	2021	2020
Federal income tax
Current	$7,912,000	$6,058,000	$4,923,000
Deferred	(127,000)	999,000	(262,000)
	7,785,000	7,057,000	4,661,000
State franchise tax	611,000	587,000	460,000
	$8,396,000	$7,644,000	$5,121,000
The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2022	2021	2020
Expected tax expense	$9,951,000	$9,222,000	$6,773,000
Non-taxable income	(1,756,000)	(1,833,000)	(1,808,000)
State franchise tax, net of federal tax benefit	483,000	444,000	348,000
Equity compensation	(54,000)	(41,000)	(43,000)
Tax credits, net of amortization	(203,000)	(150,000)	(144,000)
Other	(25,000)	2,000	(5,000)
	$8,396,000	$7,644,000	$5,121,000
Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2022 and 2021 are as follows:

	2022	2021
Allowance for loan losses	$3,512,000	$3,259,000
Accrued pension and post-retirement	828,000	887,000
Unrealized loss on securities available for sale	11,887,000	457,000
Unrealized loss on derivative instruments	1,031,000	544,000
Unrealized loss on securities transferred from available for sale to held to maturity	17,000	23,000
Restricted stock grants	320,000	308,000
Core deposit intangible	34,000	29,000
Investment in flow through entities	87,000	79,000
Other assets	41,000	35,000
Total deferred tax asset	17,757,000	5,621,000
Net deferred loan costs	(2,285,000)	(2,055,000)
Depreciation	(2,272,000)	(2,334,000)
Goodwill	(267,000)	(214,000)
Mortgage servicing rights	(524,000)	(561,000)
Unrealized gain on derivative instruments	(1,176,000)	(544,000)
Prepaid expense	(252,000)	(295,000)
Total deferred tax liability	(6,776,000)	(6,003,000)
Net deferred tax asset (liability)	$10,981,000	$(382,000)

At December 31, 2022 and 2021, the Company held investments in four limited partnerships with related low income housing tax credits. The tax credits from the investments are estimated at $354,000 for the years ended December 31, 2022 and 2021, and are recorded as a reduction of income tax expense. Amortization of the investment in the limited partnership totaled $305,000 and $309,000 for the years ended December 31, 2022 and 2021, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,448,000 at December 31, 2022 and
The First Bancorp - 2022 Form 10-K - Page 87

$1,753,000 at December 31, 2021, which is comprised of the Company's equity investment in the limited partnerships, and is recorded in other assets.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service ("IRS") for the years ended December 31, 2019 through 2022.

Note 10. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Certificates of deposit < $100,000	$489,793,000	$252,568,000
Certificates $100,000 to $250,000	259,614,000	258,211,000
Certificates $250,000 and over	118,264,000	55,426,000
	$867,671,000	$566,205,000

At December 31, 2022, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2023	$293,740,000	$247,466,000	$541,206,000
2024	90,083,000	105,165,000	195,248,000
2025	63,551,000	8,997,000	72,548,000
2026	38,396,000	9,708,000	48,104,000
2027	3,949,000	6,542,000	10,491,000
2028 and thereafter	74,000	—	74,000
	$489,793,000	$377,878,000	$867,671,000

Interest on certificates of deposit of $100,000 or more was $4,058,000, $2,462,000, and $5,327,000 in 2022, 2021 and 2020, respectively.

The First Bancorp - 2022 Form 10-K - Page 88

Note 11. Borrowed Funds

Borrowed funds may consist of Discount Window borrowings from the FRB, advances from the FHLB and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2022 had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to three days. The Bank also has in place $76,000,000 in credit lines with correspondent banks and a credit facility of $158,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral. Of the correspondent bank and FRB credit lines, none were in use as of December 31, 2022.

Borrowed funds at December 31, 2022 and 2021 have the following range of interest rates and maturity dates:

As of December 31, 2022
Federal Home Loan Bank Advances
2023	4.26% - 4.38%	$38,990,000
2024	0.00%	84,000
2025	0.00%	—
2026	0.00%	—
2027 and thereafter	0.00%	—
		39,074,000
Repurchase agreements
Municipal and commercial customers	0.05% - 3.55%	64,409,000
		$103,483,000

As of December 31, 2021
Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
2022	0.00%	$—
2023	0.00%	—
2024	0.00%	90,000
2025	1.35% - 1.40%	55,000,000
2026 and thereafter	0.00%	—
		55,090,000
Repurchase agreements
Municipal and commercial customers	0.05% - 2.00%	81,252,000
		$136,342,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $977,000, $775,000, and $981,000 in 2022, 2021, and 2020, respectively.

The First Bancorp - 2022 Form 10-K - Page 89

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years commencing upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $308,000 in 2022, $167,000 in 2021, and $450,000 in 2020. As of December 31, 2022 and 2021, the accrued liability of these plans was $2,893,000 and $2,872,000, respectively, and is recorded in other liabilities.

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

The following table sets forth the accumulated post-retirement benefit obligation and funded status:

At December 31,	2022	2021	2020
Change in benefit obligations
Benefit obligation at beginning of year:	$1,353,000	$1,523,000	$1,581,000
Interest cost	33,000	29,000	46,000
Benefits paid	(93,000)	(93,000)	(97,000)
Actuarial gain	(243,000)	(106,000)	(7,000)
Benefit obligation at end of year:	$1,050,000	$1,353,000	$1,523,000
Funded status
Benefit obligation at end of year	$(1,050,000)	$(1,353,000)	$(1,523,000)
Unamortized gain	(345,000)	(133,000)	(35,000)
Accrued benefit cost	$(1,395,000)	$(1,486,000)	$(1,558,000)
Weighted average discount rate as of December 31	4.75%	2.50%	2.00%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2022	2021	2020
Components of net periodic benefit cost
Interest cost	$33,000	$29,000	$46,000
Other settlement income	(31,000)	(9,000)	(2,000)
Net periodic benefit cost	$2,000	$20,000	$44,000
Weighted average discount rate for net periodic cost	2.50%	2.00%	3.00%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2023 is $88,000. For years ending 2024 through 2027, the estimated amount of benefits to be paid is $97,000, $95,000, $93,000 and $90,000, respectively, and the total estimated amount of benefits to be paid for years ended 2028 through 2031 is $406,000. Plan expense for 2023 is estimated to be $19,000.

The First Bancorp - 2022 Form 10-K - Page 90

In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2022	2021	Portion to Be Recognized in Income in 2023
Unamortized net actuarial gain	$345,000	$133,000	$—
Deferred tax expense at 21%	(72,000)	(28,000)	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income	$273,000	$105,000	$—

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.

For the years ended December 31,	2022	2021	2020
Balance at beginning of year	$(1,718,000)	$5,009,000	$3,657,000
Unrealized gains (losses) arising during the year	(54,424,000)	(8,492,000)	2,866,000
Reclassification of realized gains during the year	(7,000)	(23,000)	(1,155,000)
Related deferred taxes	11,431,000	1,788,000	(359,000)
Net change	(43,000,000)	(6,727,000)	1,352,000
Balance at end of year	$(44,718,000)	$(1,718,000)	$5,009,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020.

For the years ended December 31,	2022	2021	2020
Balance at beginning of year	$(87,000)	$(133,000)	$(182,000)
Amortization of net unrealized gains	29,000	58,000	62,000
Related deferred taxes	(6,000)	(12,000)	(13,000)
Net change	23,000	46,000	49,000
Balance at end of year	$(64,000)	$(87,000)	$(133,000)

The following table represents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020.

For the years ended December 31,	2022	2021	2020
Balance at beginning of year	$—	$(4,932,000)	$97,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the year	689,000	6,243,000	(6,366,000)
Related deferred taxes	(145,000)	(1,311,000)	1,337,000
Net change	544,000	4,932,000	(5,029,000)
Balance at end of year	$544,000	$—	$(4,932,000)
The First Bancorp - 2022 Form 10-K - Page 91

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020:

For the years ended December 31,	2022	2021	2020
Unrecognized postretirement benefits at beginning of year	$105,000	$28,000	$24,000
Change in unamortized net actuarial gain	212,000	98,000	5,000
Related deferred taxes	(44,000)	(21,000)	(1,000)
Net change	168,000	77,000	4,000
Unrecognized postretirement benefits at end of year	$273,000	$105,000	$28,000

The reclassification of accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

The First Bancorp - 2022 Form 10-K - Page 92

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
The details of the interest rate swap agreements are as follows:

					December 31, 2022		December 31, 2021
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value
4/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	$10,000,000	$187,000	$—	$—
4/27/2022	1/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	$10,000,000	$233,000	$—	$—
4/27/2022	4/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	$10,000,000	$269,000	$—	$—
					$30,000,000	$689,000	$—	$—

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
At December 31, 2022 there were six customer loan swap arrangements in place, detailed below:

		December 31, 2022			December 31, 2021
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$37,411,000	$4,910,000	3	$15,765,000	$789,000
Pay Fixed, Receive Variable	Other Liabilities	—	—	—	3	24,604,000	(1,802,000)
		6	37,411,000	4,910,000	6	40,369,000	(1,013,000)
Receive Fixed, Pay Variable	Other Assets	—	—	—	3	24,604,000	1,802,000
Receive Fixed, Pay Variable	Other Liabilities	6	37,411,000	(4,910,000)	3	15,765,000	(789,000)
		6	37,411,000	(4,910,000)	6	40,369,000	1,013,000
Total		12	$74,822,000	$—	12	$80,738,000	$—
Derivative collateral
The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At December 31, 2022, there was no collateral posted on its swap contracts or required amount to be pledged.

The First Bancorp - 2022 Form 10-K - Page 93

Cessation of LIBOR
As discussed in Item 1A Risk Factors, the Company is aware that 1) certain tenors of USD denominated LIBOR indices ceased being published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) use of LIBOR as an index for new contracts was to be discontinued after December 31, 2021. The Federal Reserve formed the ARRC to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the SOFR as a replacement for LIBOR. The International Swap and Derivatives Association ("ISDA"), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the customer loan swap contracts the Company has in place as of December 31, 2022 is tied to a LIBOR tenor expected to be published until June 30, 2023. The six customer loan swap contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts to incorporate the new replacement reference rate index will be undertaken prior to June 30, 2023.

The First Bancorp - 2022 Form 10-K - Page 94

Note 15. Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2022, 94,193 shares had been issued pursuant to these plans, leaving 155,807 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Prior to 2016, the Company had reserved 700,000 shares of its common stock to be made available to directors and employees who elected to participate in the stock purchase or savings investment plans. Sales of stock to directors and employees amounted to 14,990 shares in 2022, 12,267 shares in 2021, and 14,117 shares in 2020.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. The plan was amended in 2018 to reflect changes in its administration. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2022, 316,688 shares have been issued, leaving 283,312 shares available for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 11,326 shares in 2022, 11,772 shares in 2021, and 15,064 shares in 2020.
Proceeds from issuances of common stock under these plans totaled $796,000, $689,000 and $670,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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
As of December 31, 2022, 184,487 shares of restricted stock had been granted under the 2010 Plan and 69,184 shares under the 2020 Plan, of which 81,777 shares remain restricted as of December 31, 2022 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2018	5.0	6,184	0.0
2020	3.0	20,342	0.1
2021	3.0	27,172	1.1
2022	3.0	24,829	2.1
2022	2.5	1,250	2.1
2022	1.0	2,000	0.1
		81,777	1.1

The compensation cost related to these restricted stock grants was $2,319,000 and will be recognized over the vesting terms of each grant. In 2022, $809,000 of expense was recognized for these restricted shares, leaving $796,000 in unrecognized expense as of December 31, 2022. In 2021, $856,000 of expense was recognized for restricted shares, leaving $671,000 in unrecognized expense as of December 31, 2021.

The First Bancorp - 2022 Form 10-K - Page 95

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted (EPS) for the years ended December 31, 2022, 2021 and 2020:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2022
Net income as reported	$38,990,000
Basic EPS: Income available to common shareholders	38,990,000	10,931,328	$3.56
Effect of dilutive securities: restricted stock		99,330
Diluted EPS: Income available to common shareholders plus assumed conversions	$38,990,000	11,030,658	$3.53
For the year ended December 31, 2021
Net income as reported	$36,269,000
Basic EPS: Income available to common shareholders	36,269,000	10,903,844	$3.33
Effect of dilutive securities: restricted stock		83,335
Diluted EPS: Income available to common shareholders plus assumed conversions	$36,269,000	10,987,179	$3.30
For the year ended December 31, 2020
Net income as reported	$27,129,000
Basic EPS: Income available to common shareholders	27,129,000	10,858,606	$2.50
Effect of dilutive securities: restricted stock		74,212
Diluted EPS: Income available to common shareholders plus assumed conversions	$27,129,000	10,932,818	$2.48
All EPS calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are shares of restricted stock granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted stock was vested at the end of each period.

The First Bancorp - 2022 Form 10-K - Page 96

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The Bank may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2023 will be 2023 earnings plus retained earnings of $49,602,000 from 2022 and 2021.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities available for sale is generally not included in computing regulatory capital. The Company maintains its capital in accordance with the Basel III regulatory capital framework as approved by the federal banking agencies. To avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of December 31, 2022, the Company's capital conservation buffer was 5.58%, and met the minimum requirement of 2.5%.
As of December 31, 2022, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the Bank's category.

The First Bancorp - 2022 Form 10-K - Page 97

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2022
Tier 2 capital to	$257,671,000	$152,467,000	$190,583,000
risk-weighted assets	13.52%	8.00%	10.00%
Tier 1 capital to	$240,848,000	$114,350,000	$152,467,000
risk-weighted assets	12.64%	6.00%	8.00%
Common equity Tier 1 capital to	$240,848,000	$85,762,000	$123,879,000
risk-weighted assets	12.64%	4.50%	6.50%
Tier 1 capital to	$240,848,000	$109,451,000	$136,814,000
average assets	8.81%	4.00%	5.00%
As of December 31, 2021
Tier 2 capital to	$230,546,000	$130,118,000	$162,647,000
risk-weighted assets	14.17%	8.00%	10.00%
Tier 1 capital to	$214,925,000	$97,588,000	$130,118,000
risk-weighted assets	13.21%	6.00%	8.00%
Common equity Tier 1 capital to	$214,925,000	$73,191,000	$105,720,000
risk-weighted assets	13.21%	4.50%	6.50%
Tier 1 capital to	$214,925,000	$100,461,000	$125,576,000
average assets	8.56%	4.00%	5.00%

The First Bancorp - 2022 Form 10-K - Page 98

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2022
Tier 2 capital to	$258,855,000	$152,467,000	n/a
risk-weighted assets	13.58%	8.00%	n/a
Tier 1 capital to	$242,032,000	$114,350,000	n/a
risk-weighted assets	12.70%	6.00%	n/a
Common equity Tier 1 capital to	$242,032,000	$85,762,000	n/a
risk-weighted assets	12.70%	4.50%	n/a
Tier 1 capital to	$242,032,000	$107,442,000	n/a
average assets	9.01%	4.00%	n/a
As of December 31, 2021
Tier 2 capital to	$232,053,000	$130,118,000	n/a
risk-weighted assets	14.27%	8.00%	n/a
Tier 1 capital to	$216,432,000	$97,588,000	n/a
risk-weighted assets	13.31%	6.00%	n/a
Common equity Tier 1 capital to	$216,432,000	$73,191,000	n/a
risk-weighted assets	13.31%	4.50%	n/a
Tier 1 capital to	$216,432,000	$100,312,000	n/a
average assets	8.63%	4.00%	n/a

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
Commitments for unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2022, 2021 or 2020.
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
The First Bancorp - 2022 Form 10-K - Page 99

At December 31, 2022 and 2021, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2022	2021
Unused lines, collateralized by residential real estate	$105,637,000	$94,650,000
Other unused commitments	113,175,000	121,331,000
Standby letters of credit	5,063,000	4,425,000
Commitments to extend credit	100,508,000	143,498,000
Total	$324,383,000	$363,904,000

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

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the two contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of December 31, 2022, the Bank had six customer loan swap contracts in place with a total notional value of $74,822,000.

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

The First Bancorp - 2022 Form 10-K - Page 100

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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
The First Bancorp - 2022 Form 10-K - Page 101

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021.

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,147,000	$—	$19,147,000
Mortgage-backed securities	—	228,676,000	—	228,676,000
State and political subdivisions	—	33,191,000	—	33,191,000
Asset-backed securities	—	3,495,000	—	3,495,000
Total securities available for sale	—	284,509,000	—	284,509,000
Interest rate swap agreements	—	689,000	—	689,000
Customer loan interest swap agreements	—	4,910,000	—	4,910,000
Total interest rate swap agreements	—	5,599,000	—	5,599,000
Total assets	$—	$290,108,000	$—	$290,108,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$4,910,000	$—	$4,910,000
Total liabilities	$—	$4,910,000	$—	$4,910,000

The First Bancorp - 2022 Form 10-K - Page 102

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,899,000	$—	$21,899,000
Mortgage-backed securities	—	254,900,000	—	254,900,000
State and political subdivisions	—	39,122,000	—	39,122,000
Asset-backed securities	—	4,645,000	—	4,645,000
Total securities available for sale	—	320,566,000	—	320,566,000
Customer loan interest swap agreements	—	2,591,000	—	2,591,000
Total assets	$—	$323,157,000	$—	$323,157,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$2,591,000	$—	$2,591,000
Total liabilities	$—	$2,591,000	$—	$2,591,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $26,000 at December 31, 2021. There was no impairment reserve as of December 31, 2022. The Company had no other real estate owned or related allowance at December 31, 2022 and 2021. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $135,000 and $441,000 at December 31, 2022 and 2021, respectively.

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,734,000	$—	$3,734,000
Impaired loans	—	20,000	—	20,000
Total assets	$—	$3,754,000	$—	$3,754,000

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,041,000	$—	$3,041,000
Impaired loans	—	224,000	—	224,000
Total assets	$—	$3,265,000	$—	$3,265,000

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
The First Bancorp - 2022 Form 10-K - Page 103

value of demand, NOW, savings and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately.
The carrying amounts and estimated fair values for financial instruments as of December 31, 2022 were as follows:

	Carrying	Estimated
As of December 31, 2022	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$393,896,000	$339,011,000	$—	$339,011,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	692,541,000	669,752,000	—	—	669,752,000
Construction	92,994,000	89,934,000	—	—	89,934,000
Other	315,917,000	312,219,000	—	20,000	312,199,000
Municipal	40,439,000	38,069,000	—	—	38,069,000
Residential
Term	611,350,000	558,274,000	—	—	558,274,000
Construction	49,686,000	44,410,000	—	—	44,410,000
Home equity line of credit	75,416,000	78,878,000	—	—	78,878,000
Consumer	19,883,000	18,142,000	—	—	18,142,000
Total loans	1,898,226,000	1,809,678,000	—	20,000	1,809,658,000
Mortgage servicing rights	2,493,000	3,734,000	—	3,734,000	—
Financial liabilities
Local certificates of deposit	$291,152,000	$275,658,000	$—	$275,658,000	$—
National certificates of deposit	576,519,000	569,883,000	—	569,883,000	—
Total certificates of deposit	867,671,000	845,541,000	—	845,541,000	—
Repurchase agreements	64,409,000	64,289,000	—	64,289,000	—
Other borrowed funds	39,074,000	39,064,000	—	39,064,000	—
Total borrowed funds	103,483,000	103,353,000	—	103,353,000	—

The First Bancorp - 2022 Form 10-K - Page 104

The carrying amounts and estimated fair values for financial instruments as of December 31, 2021 were as follows:

	Carrying	Estimated
As of December 31, 2021	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$370,040,000	$375,327,000	$—	$375,327,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	570,134,000	570,187,000	—	—	570,187,000
Construction	78,522,000	78,529,000	—	—	78,529,000
Other	261,373,000	261,759,000	—	5,000	261,754,000
Municipal	48,185,000	48,634,000	—	—	48,634,000
Residential
Term	548,530,000	553,098,000	—	219,000	552,879,000
Construction	31,596,000	31,966,000	—	—	31,966,000
Home equity line of credit	72,587,000	72,381,000	—	—	72,381,000
Consumer	22,035,000	20,591,000	—	—	20,591,000
Total loans	1,632,962,000	1,637,145,000	—	224,000	1,636,921,000
Mortgage servicing rights	2,671,000	3,041,000	—	3,041,000	—
Financial liabilities
Local certificates of deposit	$232,724,000	$231,265,000	$—	$231,265,000	$—
National certificates of deposit	333,481,000	337,025,000	—	337,025,000	—
Total certificates of deposit	566,205,000	568,290,000	—	568,290,000	—
Repurchase agreements	81,251,000	79,065,000	—	79,065,000	—
Other borrowed funds	55,091,000	55,998,000	—	55,998,000	—
Total borrowed funds	136,342,000	135,063,000	—	135,063,000	—

Note 21. Other Operating Income and Expense

There were no items within Other Operating Income that totaled more than 1% of revenues. Other operating expense includes the following items greater than 1% of revenues:

For the years ended December 31,	2022	2021	2020
Other operating expense
Advertising and marketing expense	$1,296,000	$1,181,000	$983,000
ATM and interchange expense	1,568,000	1,446,000	1,253,000
Swap termination expense	—	—	1,756,000
Other loan expenses	627,000	2,198,000	—

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

The First Bancorp - 2022 Form 10-K - Page 105

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2022	2021
Assets
Cash and cash equivalents	$879,000	$1,401,000
Dividends receivable	3,600,000	3,200,000
Investment in subsidiary	200,180,000	216,591,000
Goodwill	27,559,000	27,559,000
Other assets	466,000	431,000
Total assets	$232,684,000	$249,182,000
Liabilities and shareholders' equity
Dividends payable	$3,755,000	$3,520,000
Other liabilities	6,000	5,000
Total liabilities	3,761,000	3,525,000
Shareholders' equity
Common stock	110,000	110,000
Additional paid-in capital	68,435,000	66,830,000
Retained earnings	160,378,000	178,717,000
Total shareholders' equity	228,923,000	245,657,000
Total liabilities and shareholders' equity	$232,684,000	$249,182,000

The First Bancorp - 2022 Form 10-K - Page 106

Statements of Income

For the years ended December 31,	2022	2021	2020
Net securities gains	$—	$—	$—
Other operating income	3,000	—	8,000
Total income	3,000	—	8,000
Occupancy expense	—	—	—
Other operating expense	1,166,000	1,148,000	911,000
Total expense	1,166,000	1,148,000	911,000
Loss before income taxes and Bank earnings	(1,163,000)	(1,148,000)	(903,000)
Applicable income taxes	(299,000)	(269,000)	(246,000)
Loss before Bank earnings	(864,000)	(879,000)	(657,000)
Equity in earnings of Bank
Remitted	14,000,000	13,400,000	13,300,000
Unremitted	25,854,000	23,748,000	14,486,000
Net income	$38,990,000	$36,269,000	$27,129,000

Statements of Cash Flows

For the years ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income	$38,990,000	$36,269,000	$27,129,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	809,000	856,000	652,000
Increase in other assets	(35,000)	(71,000)	(21,000)
(Increase) decrease in dividends receivable	(400,000)	200,000	(200,000)
Increase in dividends payable	227,000	115,000	—
Increase in other liabilities	1,000	5,000	—
Unremitted earnings of Bank	(25,854,000)	(23,748,000)	(14,486,000)
Net cash provided by operating activities	13,738,000	13,626,000	13,074,000
Cash flows from financing activities:
Purchase of common stock	(277,000)	(253,000)	(156,000)
Proceeds from sale of common stock	796,000	689,000	670,000
Dividends paid	(14,779,000)	(13,948,000)	(13,329,000)
Net cash used in financing activities	(14,260,000)	(13,512,000)	(12,815,000)
Net increase (decrease) in cash and cash equivalents	(522,000)	114,000	259,000
Cash and cash equivalents at beginning of year	1,401,000	1,287,000	1,028,000
Cash and cash equivalents at end of year	$879,000	$1,401,000	$1,287,000
The First Bancorp - 2022 Form 10-K - Page 107

Note 25. New Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets, held at the reporting date that are accounted for at amortized cost, be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. The ASU was to be effective for all SEC registrants for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, FASB voted to finalize a proposal issued in August 2019 under which the effective implementation date was changed for SEC registrants meeting the definition of a Smaller Reporting Company to fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company qualified as a Smaller Reporting Company and did not early adopt. The Bank formed an implementation committee for ASU No. 2016-13. Committee members participated in educational seminars on the new standards, identified the historical data sets that will be necessary to implement the new standard, and chose a third-party vendor who provides software solutions for ASU No. 2016-13 modeling and calculation. An Allowance for Credit Loss Committee (ACLC) was later formed to guide the late stages of implementing the software and eventual adoption of the new standard. The ACLC will be responsible for model oversight and governance upon adoption. The impact of adoption of ASU No. 2016-13 on the Company's consolidated financial statements has been evaluated regularly and it is expected that an increase to the Allowance for Credit Losses will be recorded upon adoption.

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
The First Bancorp - 2022 Form 10-K - Page 108

Note 26. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2021Q1	2021Q2	2021Q3	2021Q4	2022Q1	2022Q2	2022Q3	2022Q4
Balance Sheets
Cash and cash equivalents	$20,029	$27,092	$27,126	$20,634	$22,051	$23,453	$27,408	$22,728
Interest-bearing deposits in other banks	104,602	42,215	93,779	66,678	18,427	22,871	65,786	3,693
Investments	679,889	682,428	684,923	690,606	690,198	681,430	665,174	678,405
Restricted equity securities	10,105	8,839	8,839	5,365	5,402	4,720	4,514	3,883
Net loans and loans held for sale	1,503,700	1,572,377	1,601,142	1,632,963	1,691,982	1,772,843	1,841,588	1,898,226
Other assets	118,543	117,492	113,782	110,853	120,547	125,037	130,595	132,243
Total assets	$2,436,868	$2,450,443	$2,529,591	$2,527,099	$2,548,607	$2,630,354	$2,735,065	$2,739,178
Deposits	$1,953,557	$1,961,321	$2,033,213	$2,123,297	$2,158,539	$2,252,022	$2,369,949	$2,378,877
Borrowed funds	229,648	228,648	233,201	136,342	133,712	126,588	118,343	103,483
Other liabilities	25,479	26,319	24,440	21,803	22,710	24,059	26,856	27,895
Shareholders' equity	228,184	234,155	238,737	245,657	233,646	227,685	219,917	228,923
Total liabilities & equity	$2,436,868	$2,450,443	$2,529,591	$2,527,099	$2,548,607	$2,630,354	$2,735,065	$2,739,178
Income and Comprehensive Income Statements
Interest income	$18,953	$18,541	$19,588	$19,999	$20,533	$21,431	$23,991	$27,080
Interest expense	3,080	2,818	2,577	2,303	1,913	2,733	4,627	7,596
Net interest income	15,873	15,723	17,011	17,696	18,620	18,698	19,364	19,484
Provision for loan losses (credit)	525	525	525	(1,950)	450	450	400	450
Net interest income after provision for loan losses (credit)	15,348	15,198	16,486	19,646	18,170	18,248	18,964	19,034
Non-interest income	5,298	4,911	4,375	4,799	4,232	4,080	4,715	3,847
Non-interest expense	9,874	9,496	9,932	12,846	10,650	10,172	11,371	11,711
Income before taxes	10,772	10,613	10,929	11,599	11,752	12,156	12,308	11,170
Income taxes	1,850	1,826	1,915	2,053	2,047	2,159	2,217	1,973
Net income	$8,922	$8,787	$9,014	$9,546	$9,705	$9,997	$10,091	$9,197
Basic earnings per share	$0.82	$0.81	$0.83	$0.87	$0.89	$0.91	$0.92	$0.84
Diluted earnings per share	$0.81	$0.80	$0.82	$0.87	$0.88	$0.91	$0.91	$0.83
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$(4,790)	$971	$(1,817)	$(1,091)	$(18,343)	$(12,734)	$(14,866)	$2,943
Net unrealized gain on securities transferred from available for sale to held to maturity	9	11	14	12	9	5	6	3
Net unrealized gain (loss) on cash flow hedging derivative instruments	3,469	(620)	546	1,537	—	146	354	44
Unrecognized gain on postretirement benefit costs	—	—	—	77	—	—	—	168
Other comprehensive income (loss)	$(1,312)	$362	$(1,257)	$535	$(18,334)	$(12,583)	$(14,506)	$3,158
Comprehensive income (loss)	$7,610	$9,149	$7,757	$10,081	$(8,629)	$(2,586)	$(4,415)	$12,355
The First Bancorp - 2022 Form 10-K - Page 109

Note 27. Acquisitions and Intangible Assets

On December 11, 2020, the Company acquired a branch at 1B Belmont Avenue, Belfast, Maine from Bangor Savings Bank. The acquisition added to its existing book of business in Belfast and Waldo County. The Company intends to leverage having a physical presence in Belfast and the base of new customers to grow its loan and deposit share in the market. Under the terms of the acquisition, the Company acquired approximately $19,000,000 in deposits as well as $23,000,000 in loans. There were no acquisitions in 2021 or 2022.
The following table summarizes the consideration paid in 2020 for the Belfast branch and the allocation to the assets acquired and liabilities assumed based on estimates of fair value at the acquisition date:

Assets
Cash	$381,000
Loans & accrued interest	23,138,000
Premises and equipment	696,000
Prepaid expenses	10,000
Core deposit intangible	262,000
Goodwill	841,000
Liabilities
Deposits	19,261,000
Other liabilities	7,000
Consideration paid	6,060,000

As part of the branch acquisition, the Company entered into a lease agreement for land upon which the branch is situated. The Company recorded a right of use asset and lease liability for $511,000.
One-time costs associated with the acquisition that were recognized by the Company and included in the consolidated statements of income and comprehensive income for 2020 were $310,000.
The core deposit intangible related to the FNB Bankshares acquisition was fully amortized in 2015. The core deposit intangible related to the Rockland branch acquisition has been amortized on a straight-line basis over ten years. Annual amortization expense for each of 2022, 2021 and 2020 was $43,000, and as of year-end 2022 is fully amortized. The core deposit intangible related to the Belfast branch acquisition is being amortized on a straight-line basis over ten years. Annual amortization expense for 2022 and 2021 was $26,000, and the amortization expense for each year until fully amortized (presently expected to be 2031) will be $26,000. The Belfast core deposit intangible is being amortized on a straight-line basis as the Company does not expect significant run off in the core deposits.
The First Bancorp - 2022 Form 10-K - Page 110

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended DDecember 31, 2022, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Allowance for loan and lease losses

As described in Notes 1, 5 and 6 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $$1,914,674,000 and related allowance for loan losses of $16,723,000 as of December 31, 2022. The Company's allowance for loan losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date. Impaired loans are loans to a borrower that have been placed in non-accrual status or are troubled debt restructured loans. The allowance for loan losses includes a specific reserve for impaired loans and a component that is unallocated.

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
The First Bancorp - 2022 Form 10-K - Page 111

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

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls relating to management's review of loans, assignment of risk ratings, and consistency of application of accounting policies.

•Evaluating the reasonableness of assumptions and sources of data used by management in forming the qualitative loss factors by performing retrospective review of historic loan loss experience and analyzing historical data used in developing the assumptions, including assessment of whether there were additional qualitative considerations relevant to the portfolio.

•Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.

•Testing the appropriateness of the Company's loan rating policy and the consistency of its application.

•Evaluating the appropriateness of inputs and factors the Company used in developing the specific reserve on impaired loans.

•Testing the mathematical accuracy and computation of the allowance for loan losses by re-performing or independently calculating significant elements of the allowance based on relevant source documents.

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

/s/ Berry Dunn McNeil & Parker, LLC
Firm ID 136
Portland, Maine
March 10, 2023
The First Bancorp - 2022 Form 10-K - Page 112

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2022, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2022. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ Richard M. Elder
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 10, 2023	March 10, 2023

The First Bancorp - 2022 Form 10-K - Page 113

ITEM 9B. Other Information

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2023 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2023 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2023 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2023 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2023 and is incorporated herein by reference.

The First Bancorp - 2022 Form 10-K - Page 114

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
Exhibit 4.1 Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's form 10-K filed March 10, 2023.
Exhibit 10.1 Director Split Dollar Insurance Plan and Specimen Agreement dated January 1, 2016, attached as Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on October 25, 2017.
Exhibit 10.2 Executive Split Dollar Insurance Plan and Specimen Agreement dated January 1, 2016, attached as Exhibit 10.2 to the Company's Form 8-K filed under item 1.01 on October 25, 2017.
Exhibit 10.3 Amendments dated November 8, 2019, to the Restricted Stock Agreements of an Executive Officer dated January 29, 2015, January 28, 2016, January 26, 2017, and January 4, 2018, attached as Exhibit 10.3 to the Company’s Form 10-Q filed under Part II Item 4A on November 12, 2019.
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
Exhibit 14.2 Code of Business Conduct and Ethics, adopted by the Board of Directors on August 25, 2022. Incorporated by reference to Exhibit 14.2 to the Company's Form 10-K filed on March 10, 2023.
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

The First Bancorp - 2022 Form 10-K - Page 115

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ RICHARD M. ELDER
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 10, 2023	March 10, 2023

/s/ MARK N. ROSBOROUGH	/s/ ROBERT B. GREGORY
Mark N. Rosborough, Director and Chairman of the Board	Robert B. Gregory, Director
March 10, 2023	March 10, 2023

/s/ RENEE W. KELLY	/s/ CORNELIUS J. RUSSELL
Renee W. Kelly, Director	Cornelius J. Russell, Director
March 10, 2023	March 10, 2023

/s/ STUART G. SMITH	/s/ BRUCE B. TINDAL
Stuart G. Smith, Director	Bruce A. Tindal, Director
March 10, 2023	March 10, 2023

/s/ F. STEPHEN WARD	/s/ KIMBERLY S. SWAN
F. Stephen Ward, Director	Kimberly S. Swan, Director
March 10, 2023	March 10, 2023

The First Bancorp - 2022 Form 10-K - Page 116