Form 10-Q
period 2023-03-31
First Bancorp, Inc /ME/
filed 2023-05-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2023
Common Stock: 11,078,638 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2023	2022
Summary of Operations
Interest Income	$28,914	$20,533
Interest Expense	11,439	1,913
Net Interest Income	17,475	18,620
Provision for Credit Losses	550	450
Non-Interest Income	3,569	4,232
Non-Interest Expense	10,850	10,650
Net Income	7,971	9,705
Per Common Share Data
Basic Earnings per Share	$0.73	$0.89
Diluted Earnings per Share	0.72	0.88
Cash Dividends Declared	0.34	0.32
Book Value per Common Share	20.63	21.19
Tangible Book Value per Common Share[2]	17.84	18.39
Market Value	25.89	30.08
Financial Ratios
Return on Average Equity[1]	13.61%	15.96%
Return on Average Tangible Common Equity[1,2]	15.64%	18.25%
Return on Average Assets[1]	1.16%	1.56%
Average Equity to Average Assets	8.56%	9.80%
Average Tangible Equity to Average Assets[2]	7.45%	8.57%
Net Interest Margin Tax-Equivalent[1,2]	2.78%	3.24%
Dividend Payout Ratio	46.58%	35.96%
Allowance for Credit Losses/Total Loans	1.18%	0.92%
Non-Performing Loans to Total Loans	0.09%	0.30%
Non-Performing Assets to Total Assets	0.06%	0.20%
Efficiency Ratio[2]	49.98%	45.42%
At Period End
Total Assets	$2,811,820	$2,548,607
Total Loans	1,982,847	1,707,348
Total Investment Securities	683,961	695,600
Total Deposits	2,466,701	2,158,539
Total Shareholders' Equity	228,461	233,646
1Annualized using a 365-day basis in both 2023 and 2022.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2023 and 2022 and for the three-months periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
May 9, 2023

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2023	December 31, 2022	March 31, 2022
Assets
Cash and cash equivalents	$27,458,000	$22,728,000	$22,051,000
Interest bearing deposits in other banks	2,773,000	3,693,000	18,427,000
Securities available for sale	288,242,000	284,509,000	313,015,000
Securities held-to-maturity, net of allowance for credit losses of $438,000 at March 31, 2023[1] (fair value of $344,053,000 at March 31, 2023, $339,011,000 at December 31, 2022 and $353,191,000 at March 31, 2022)	391,845,000	393,896,000	377,183,000
Restricted equity securities, at cost	3,874,000	3,883,000	5,402,000
Loans held for sale	—	275,000	400,000
Loans	1,982,847,000	1,914,674,000	1,707,348,000
Less allowance for credit losses	23,458,000	16,723,000	15,766,000
Net loans	1,959,389,000	1,897,951,000	1,691,582,000
Accrued interest receivable	12,142,000	9,829,000	9,737,000
Premises and equipment, net	28,286,000	28,277,000	29,137,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	67,165,000	63,491,000	51,027,000
Total assets	$2,811,820,000	$2,739,178,000	$2,548,607,000
Liabilities
Demand deposits	$293,123,000	$318,626,000	$321,971,000
NOW deposits	623,523,000	630,416,000	658,151,000
Money market deposits	194,183,000	192,632,000	197,176,000
Savings deposits	346,205,000	369,532,000	371,294,000
Certificates of deposit	1,009,667,000	867,671,000	609,947,000
Total deposits	2,466,701,000	2,378,877,000	2,158,539,000
Borrowed funds – short term	83,800,000	103,399,000	78,623,000
Borrowed funds – long term	81,000	84,000	55,089,000
Other liabilities	32,777,000	27,895,000	22,710,000
Total liabilities	2,583,359,000	2,510,255,000	2,314,961,000
Shareholders' equity
Common stock, one cent par value per share	111,000	110,000	110,000
Additional paid-in capital	68,830,000	68,435,000	67,246,000
Retained earnings	202,036,000	204,343,000	186,324,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(40,537,000)	(44,718,000)	(20,061,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(60,000)	(64,000)	(78,000)
Net unrealized gain (loss) on hedging derivative instruments	(2,192,000)	544,000	—
Net unrealized gain on postretirement costs	273,000	273,000	105,000
Total shareholders' equity	228,461,000	228,923,000	233,646,000
Total liabilities & shareholders' equity	$2,811,820,000	$2,739,178,000	$2,548,607,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,074,182	11,045,186	11,024,086
Book value per common share	$20.63	$20.73	$21.19
Tangible book value per common share	$17.84	$17.93	$18.39
1December 31, 2022 and March 31, 2022 had no allowance for credit losses
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2023	2022
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $329,000 for March 31, 2023 and $291,000 for March 31, 2022)	$24,125,000	$16,613,000
Interest on deposits with other banks	40,000	9,000
Interest and dividends on investments (includes YTD tax-exempt income of $2,002,000 for March 31, 2023 and $1,803,000 for March 31, 2022)	4,749,000	3,911,000
Total interest income	28,914,000	20,533,000
Interest expense
Interest on deposits	10,917,000	1,625,000
Interest on borrowed funds	522,000	288,000
Total interest expense	11,439,000	1,913,000
Net interest income	17,475,000	18,620,000
Provision for credit losses	550,000	450,000
Net interest income after provision for credit losses	16,925,000	18,170,000
Non-interest income
Investment management and fiduciary income	1,146,000	1,197,000
Service charges on deposit accounts	437,000	437,000
Net securities gains	—	2,000
Mortgage origination and servicing income, net of amortization	192,000	498,000
Debit card income	1,185,000	1,430,000
Other operating income	609,000	668,000
Total non-interest income	3,569,000	4,232,000
Non-interest expense
Salaries and employee benefits	5,720,000	5,937,000
Occupancy expense	868,000	829,000
Furniture and equipment expense	1,303,000	1,235,000
FDIC insurance premiums	344,000	218,000
Amortization of identified intangibles	7,000	17,000
Other operating expense	2,608,000	2,414,000
Total non-interest expense	10,850,000	10,650,000
Income before income taxes	9,644,000	11,752,000
Income tax expense	1,673,000	2,047,000
NET INCOME	$7,971,000	$9,705,000
Basic earnings per common share	$0.73	$0.89
Diluted earnings per common share	$0.72	$0.88
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale, net of taxes	$4,181,000	$(18,343,000)
Net unrealized gain on transferred securities, net of taxes	4,000	9,000
Net unrealized loss on hedging derivative instruments	(2,736,000)	—
Other comprehensive income (loss)	1,449,000	(18,334,000)
Comprehensive income (loss)	$9,420,000	$(8,629,000)
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

Three Month Period Ended March 31, 2023 and 2022
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2021	10,998,765	66,940,000	180,417,000	(1,700,000)	245,657,000
Net income	—	—	9,705,000	—	9,705,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(18,343,000)	(18,343,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	9,000	9,000
Comprehensive income (loss)	—	—	9,705,000	(18,334,000)	(8,629,000)
Cash dividends declared ($0.32 per share)	—	—	(3,528,000)	—	(3,528,000)
Equity compensation expense	—	217,000	—	—	217,000
Payment to repurchase common stock	(8,444)	—	(270,000)	—	(270,000)
Issuance of restricted stock	27,495	—	—	—	—
Proceeds from sale of common stock	6,270	199,000	—	—	199,000
Balance at March 31, 2022	11,024,086	$67,356,000	$186,324,000	$(20,034,000)	$233,646,000

Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
Net income	—	—	7,971,000	—	7,971,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	4,181,000	4,181,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	4,000	4,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(2,736,000)	(2,736,000)
Comprehensive income	—	—	7,971,000	1,449,000	9,420,000
Cash dividends declared ($0.34 per share)	—	—	(3,764,000)	—	(3,764,000)
Equity compensation expense	—	184,000	—	—	184,000
Payment to repurchase common stock	(11,824)	—	(237,000)	—	(237,000)
Issuance of restricted stock	33,610	—	—	—	—
Proceeds from sale of common stock	7,210	212,000	—	—	212,000
Adoption of ASU No. 2016-13	—	—	(6,277,000)	—	(6,277,000)
Balance at March 31, 2023	11,074,182	$68,941,000	$202,036,000	$(42,516,000)	$228,461,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$7,971,000	$9,705,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	495,000	488,000
Change in deferred taxes	(1,453,000)	246,000
Provision for loan losses	550,000	450,000
Loans originated for resale	(705,000)	(10,295,000)
Proceeds from sales and transfers of loans	996,000	10,950,000
Net gain on sales of loans	(16,000)	(220,000)
Net gain on sale or call of securities	—	(2,000)
Net amortization of premiums on investments	122,000	245,000
Equity compensation expense	184,000	217,000
Net increase in other assets and accrued interest	(7,296,000)	(9,703,000)
Net increase in other liabilities	4,115,000	5,658,000
Net loss on disposal of premises and equipment	1,000	—
Amortization of investment in limited partnership	76,000	76,000
Net acquisition amortization	7,000	17,000
Net cash provided by operating activities	5,047,000	7,832,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	920,000	48,251,000
Proceeds from maturities, payments and calls of securities available for sale	4,956,000	14,953,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	1,594,000	8,363,000
Purchases of securities available for sale	(3,496,000)	(30,762,000)
Purchases of securities to be held to maturity	—	(15,597,000)
Redemption of restricted equity securities	9,000	—
Purchase of restricted equity securities	—	(37,000)
Net increase in loans	(68,198,000)	(59,904,000)
Capital expenditures	(526,000)	(703,000)
Net cash used by investing activities	(64,741,000)	(35,436,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(54,172,000)	(8,500,000)
Net increase in certificates of deposit	141,996,000	43,742,000
Net decrease in short-term borrowings	(19,599,000)	(2,628,000)
Repayment on long-term borrowings	(3,000)	(2,000)
Payment to repurchase common stock	(237,000)	(270,000)
Proceeds from sale of common stock	212,000	199,000
Dividends paid	(3,773,000)	(3,520,000)
Net cash provided by financing activities	64,424,000	29,021,000
Net increase in cash and cash equivalents	4,730,000	1,417,000
Cash and cash equivalents at beginning of period	22,728,000	20,634,000
Cash and cash equivalents at end of period	$27,458,000	$22,051,000

	For the three months ended March 31,
	2023	2022
Interest paid	$11,460,000	$1,901,000
Non-cash transactions
Right of use lease asset	$—	$319,000
Operating lease liability	—	(319,000)
Change in net unrealized loss on available for sale securities, net of tax	(4,181,000)	18,343,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of First National Bank ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2023 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2022.

Risks and Uncertainties
In March 2020, the World Health Organization declared a worldwide pandemic as a result of the outbreak of coronavirus disease 2019 ("COVID-19"). To curtail spread of the virus, governments at all levels encouraged social distancing and many imposed restrictions on travel and group meetings, and/or mandated shut-downs of all but essential businesses. Vaccination efforts led to a general re-opening of the economy with few remaining restrictions.
The Company’s business, financial condition, and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The Bank's primary market is the State of Maine, which relies upon tourism for a significant percentage of its economic activity. In 2020, COVID-19 adversely impacted the tourism industry to a greater degree than other industries; the tourism industry rebounded to enjoy a strong years in 2021 and 2022, and anecdotal evidence points to a good year for the industry in 2023. Milder variants of COVID-19 have become the dominant strains with outbreaks resulting in modest levels of disruption. The severity of any potential future outbreaks could have an impact on the Company's operating results, though the degree is indeterminable at this time. The U.S. Government has announced that the public health emergency declared in response to COVID-19 will end on May 11, 2023.
Government economic programs intended to backstop and bolster the economy through the pandemic, such as the Payroll Protection Program ("PPP") have ended, and the nation's economy has entered an inflationary phase. The Consumer Price Index has risen at levels not experienced since the 1980s while the labor market remains very tight, contributing to additional inflationary pressure. To address the inflation problem, the Federal Reserve has removed accommodative monetary policies and aggressively increased short-term interest rates. These actions are intended to slow overall economic activity, with a resulting risk of the economy entering into a recession. The ongoing conflict between Russia and Ukraine has exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. The recent failures of several regional banks in the US further roiled markets and could have a lingering impact. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

Subsequent Events
Events occurring subsequent to March 31, 2023, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,027,000	$—	$(6,509,000)	$19,518,000
Mortgage-backed securities	269,730,000	72,000	(38,711,000)	231,091,000
State and political subdivisions	40,451,000	12,000	(6,114,000)	34,349,000
Asset-backed securities	3,347,000	—	(63,000)	3,284,000
	$339,555,000	$84,000	$(51,397,000)	$288,242,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$40,100,000	$—	$(10,099,000)	$30,001,000
Mortgage-backed securities	59,523,000	75,000	(10,443,000)	49,155,000
State and political subdivisions	257,910,000	365,000	(25,357,000)	232,918,000
Corporate securities	34,750,000	—	(2,771,000)	31,979,000
	$392,283,000	$440,000	$(48,670,000)	$344,053,000
Less allowance for credit losses	(438,000)	—	—	—
Net securities to be held to maturity	$391,845,000	$—	$—	$—
Restricted equity securities
Federal Home Loan Bank Stock	$2,837,000	$—	$—	$2,837,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,874,000	$—	$—	$3,874,000
Allowance for Credit Losses: The Company adopted Accounting Standards Codification ("ASC") 326, the Current Expected Credit Loss ("CECL") standard in the current reporting period. In conjunction with adoption, holdings of Available for Sale ("AFS") Securities and Held to Maturity ("HTM") securities were evaluated to determine the need to establish an allowance for credit losses, if any.
AFS securities, as shown in the table above, consist of securities issued by U.S. Government Agencies, U.S. Government Sponsored Entities, State or Local Municipal Governments, or are backed by collateral that is guaranteed by the U.S. Government. We monitor the credit quality of these investments through credit ratings issued by major rating providers and through substantial price changes not consistent with general market movements. Each of the AFS securities is deemed to be investment grade, and no allowance for credit loss ("ACL") was established for AFS securities.
Similarly, the agency and mortgage-backed securities in the HTM portfolio were determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $20,000,000 as of March 31, 2023. These bonds carry similar risk characteristics to the commercial real estate - owner occupied segment of the Bank's loan portfolio described in Note 3; management has elected to apply a loss rate matching the loan segment to the balance of these bonds for purposes of establishing an ACL. Corporate securities in HTM consist of thirteen individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. It was concluded that aggregate credit risk of the corporate securities was very low and a small ACL was established. The total ACL for HTM securities was $438,000 as of March 31, 2023; there was no reserve as of December 31, 2022 and March 31, 2022.
Changes in the allowance for credit losses are recorded as credit loss expense, or reversal. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,025,000	$—	$(6,878,000)	$19,147,000
Mortgage-backed securities	271,068,000	55,000	(42,447,000)	228,676,000
State and political subdivisions	40,472,000	2,000	(7,283,000)	33,191,000
Asset-backed securities	3,548,000	—	(53,000)	3,495,000
	$341,113,000	$57,000	$(56,661,000)	$284,509,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$40,100,000	$4,000	$(10,477,000)	$29,627,000
Mortgage-backed securities	60,497,000	42,000	(11,392,000)	49,147,000
State and political subdivisions	258,549,000	154,000	(30,733,000)	227,970,000
Corporate securities	34,750,000	—	(2,483,000)	32,267,000
	$393,896,000	$200,000	$(55,085,000)	$339,011,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,846,000	$—	$—	$2,846,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,883,000	$—	$—	$3,883,000
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,019,000	$—	$(3,361,000)	$22,658,000
Mortgage-backed securities	270,624,000	146,000	(18,586,000)	252,184,000
State and political subdivisions	37,407,000	298,000	(3,872,000)	33,833,000
Asset-backed securities	4,358,000	—	(18,000)	4,340,000
	$338,408,000	$444,000	$(25,837,000)	$313,015,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$38,100,000	$—	$(4,845,000)	$33,255,000
Mortgage-backed securities	59,648,000	151,000	(5,469,000)	54,330,000
State and political subdivisions	252,185,000	1,430,000	(15,007,000)	238,608,000
Corporate securities	27,250,000	97,000	(349,000)	26,998,000
	$377,183,000	$1,678,000	$(25,670,000)	$353,191,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,365,000	$—	$—	$4,365,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,402,000	$—	$—	$5,402,000

The following table summarizes the contractual maturities of investment securities at March 31, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,789,000	$1,788,000
Due in 1 to 5 years	3,578,000	3,420,000	15,029,000	14,595,000
Due in 5 to 10 years	19,142,000	15,995,000	90,479,000	85,444,000
Due after 10 years	316,835,000	268,827,000	284,986,000	242,226,000
	$339,555,000	$288,242,000	$392,283,000	$344,053,000

The following table summarizes the contractual maturities of investment securities at December 31, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,787,000	$1,782,000
Due in 1 to 5 years	3,609,000	3,409,000	14,998,000	14,480,000
Due in 5 to 10 years	18,591,000	15,203,000	86,833,000	81,443,000
Due after 10 years	318,913,000	265,897,000	290,278,000	241,306,000
	$341,113,000	$284,509,000	$393,896,000	$339,011,000

The following table summarizes the contractual maturities of investment securities at March 31, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$25,000	$25,000	$2,388,000	$2,392,000
Due in 1 to 5 years	3,723,000	3,668,000	12,877,000	12,831,000
Due in 5 to 10 years	16,674,000	14,939,000	67,056,000	65,943,000
Due after 10 years	317,986,000	294,383,000	294,862,000	272,025,000
	$338,408,000	$313,015,000	$377,183,000	$353,191,000

At March 31, 2023, securities with a carrying value of $324,716,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $350,411,000 as of December 31, 2022 and $238,761,000 at March 31, 2022, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Proceeds from sales of securities	$—	$—
Gross realized gains	—	2,000
Gross realized losses	—	—
Net gain	$—	$2,000
Related income taxes	$—	$—

As of March 31, 2023, there were 781 securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$1,998,000	$(1,000)	$47,521,000	$(16,607,000)	$49,519,000	$(16,608,000)
Mortgage-backed securities	32,434,000	(1,532,000)	240,750,000	(47,622,000)	273,184,000	(49,154,000)
State and political subdivisions	47,700,000	(845,000)	148,282,000	(30,626,000)	195,982,000	(31,471,000)
Asset-backed securities	—	—	3,284,000	(63,000)	3,284,000	(63,000)
Corporate securities	11,430,000	(1,570,000)	11,299,000	(1,201,000)	22,729,000	(2,771,000)
	$93,562,000	$(3,948,000)	$451,136,000	$(96,119,000)	$544,698,000	$(100,067,000)
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

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. HTM municipal debt holdings also includes two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of March 31, 2023. HTM corporate debt holdings consist of thirteen individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each were in good standing as of March 31, 2023.

The following table presents the activity in the ACL for held-to-maturity debt securities by major security type for the three months ended March 31, 2023:

	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Impact of adopting ASC 326	229,000	209,000	438,000
Credit loss expense	—	—	—
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$229,000	$209,000	$438,000
There was no ACL on U.S. government-sponsored enterprise and agency securities as of March 31, 2023.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2023, none of the Company’s HTM debt securities were past due or on non-accrual status.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $60,000, net of taxes, at March 31, 2023. This compares to $64,000 and $78,000, net of taxes, at December 31, 2022 and March 31, 2022, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for a portion of its wholesale funding needs. As of March 31, 2023 and 2022, and December 31, 2022, the Bank's investment in FHLB stock totaled $2,837,000, $4,365,000 and $2,846,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the Federal Reserve Bank ("FRB") of Boston. As a requirement for membership in the FRB, the Bank must own a minimum required amount of FRB stock. The Bank uses FRB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRB stock totaled $1,037,000 at March 31, 2023 and 2022 and December 31, 2022, respectively.
The Company periodically evaluates its investment in FHLB and FRB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through March 31, 2023. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
Upon adoption of ASU 2016-13/ASC 326, the CECL standard, as described in Notes 4 and 16 of these financial statements, the Company updated the segmentation of its loan portfolio. The updates primarily consist of reporting what had been a single class, commercial real estate loans, as three classes - commercial real estate owner occupied, commercial real estate non-owner occupied, and commercial multi-family. In addition home equity installment loans which had previously been included in the residential term class are now included in the home equity revolving and term class. Loan data as of March 31, 2023 is reported herein with the new class structure while certain prior period data retains the prior class structure.

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of March 31, 2023 and 2022 and at December 31, 2022:

	March 31, 2023		December 31, 2022		March 31, 2022
Commercial
Real estate owner occupied	$285,224,000	14.4%	$256,623,000	13.4%	$223,881,000	13.1%
Real estate non-owner occupied	384,457,000	19.4%	363,660,000	19.0%	292,727,000	17.2%
Construction	72,705,000	3.7%	93,907,000	4.9%	102,982,000	6.0%
Commercial & Industry ("C&I")	339,688,000	17.1%	319,359,000	16.7%	267,666,000	15.7%
Multifamily	81,089,000	4.1%	79,057,000	4.1%	71,693,000	4.2%
Municipal	47,166,000	2.4%	40,619,000	2.1%	50,867,000	3.0%
Residential
Term	606,849,000	30.5%	597,404,000	31.2%	556,681,000	32.6%
Construction	52,712,000	2.7%	49,907,000	2.6%	36,272,000	2.1%
Home Equity
Revolving and term	93,522,000	4.7%	93,075,000	4.9%	82,502,000	4.8%
Consumer	19,435,000	1.0%	21,063,000	1.1%	22,077,000	1.3%
Total	$1,982,847,000	100.0%	$1,914,674,000	100.0%	$1,707,348,000	100.0%

Loan balances include net deferred loan costs of $10,315,000 as of March 31, 2023, $10,132,000 as of December 31, 2022, and $9,299,000 as of March 31, 2022. Net deferred loan costs have increased from a year ago and year-to-date due to loan origination unit volume over the period. Unearned fees and deferred costs associated with US Small Business Administration ("SBA") PPP loans originated in 2020 and 2021 were fully recognized as of June 30, 2022. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $527,949,000 at March 31, 2023, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $475,233,000 at December 31, 2022, and $455,229,000 at March 31, 2022. In addition, commercial, residential construction and home equity loans totaling $373,791,000 at March 31, 2023, $338,636,000 at December 31, 2022, and $338,463,000 at March 31, 2022, were used to collateralize a standby line of credit at the FRB.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$1,000	$151,000	$152,000	$285,072,000	$285,224,000	$—
Real estate non-owner occupied	—	—	—	—	384,457,000	384,457,000	—
Construction	—	—	—	—	72,705,000	72,705,000	—
C&I	106,000	12,000	182,000	300,000	339,388,000	339,688,000	34,000
Multifamily	—	—	—	—	81,089,000	81,089,000	—
Municipal	—	—	—	—	47,166,000	47,166,000	—
Residential
Term	260,000	207,000	339,000	806,000	606,043,000	606,849,000	173,000
Construction	—	—	—	—	52,712,000	52,712,000	—
Home equity
Revolving and term	498,000	6,000	64,000	568,000	92,954,000	93,522,000	—
Consumer	104,000	15,000	1,000	120,000	19,315,000	19,435,000	1,000
Total	$968,000	$241,000	$737,000	$1,946,000	$1,980,901,000	$1,982,847,000	$208,000

On March 22, 2020, banking regulators issued an Interagency Statement on Loan Modifications and Reporting in response to the onset of COVID-19; shortly thereafter, on March 30, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed. Both the Interagency Statement and the CARES Act provided an exemption for qualified modifications from Trouble Debt Restructured ("TDR") designation, which was extended by the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020. So long as modified terms were met, loans in an active modification were not included in past due loan totals and continued to accrue interest. As of March 31, 2022, COVID-19 related loan modifications had nearly all been resolved, with $1,100,000 in retail loan balances remaining in modification status. There were no loan modifications remaining as of March 31, 2023, as all were resolved prior to September 30, 2022.

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

Non-Accrual Loans: For all classes, loans are placed on non-accrual status when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is "in the process of collection" if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.
Cash payments received on non-accrual loans, which are included in individually analyzed loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection.

The following table presents the amortized costs basis of loans on nonaccrual status as of March 31, 2023, December 31, 2022 and March 31, 2022:

	March 31, 2023		December 31, 2022	March 31, 2022
	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Total Nonaccrual
Commercial
Real estate owner occupied	$—	$152,000	$193,000	$604,000
Real estate non-owner occupied	—	—	—	—
Construction	—	23,000	23,000	27,000
C&I	530,000	118,000	663,000	1,014,000
Multifamily	—	—	—	—
Municipal	—	—	—	—
Residential
Term	—	443,000	572,000	3,113,000
Construction	—	—	—	—
Home equity
Revolving and term	—	534,000	304,000	291,000
Consumer	—		—	—
Total	$530,000	$1,270,000	$1,755,000	$5,049,000
Individually Analyzed Loans: Individually analyzed loans include loans that had been reported as TDR loans prior to adoption of ASU 2022-02 and loans placed on non-accrual. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an individually analyzed loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an individually analyzed loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.
The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2023 by collateral type:

	Commercial Real Estate	Residential Real Estate	Equipment[1]	Total
Commercial
Real estate owner occupied	$198,000	$—	$—	$198,000
Real estate non-owner occupied	844,000	—	—	844,000
Construction	23,000	—	—	23,000
C&I	79,000	—	192,000	271,000
Residential
Term	—	1,438,000	—	1,438,000
Home Equity
Revolving and term	—	534,000	—	534,000
Total	$1,144,000	$1,972,000	$192,000	$3,308,000
1Collateral may consist of a boat, vehicle or other equipment.
Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

A breakdown of Individually Analyzed Loans by class of financing receivable as of and for the period ended March 31, 2023 is presented in the following table:

				For the three months ended March 31, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate owner occupied	$338,000	$550,000	$—	$367,000	$8,000
Real estate non-owner occupied	844,000	969,000	—	846,000	3,000
Construction	23,000	25,000	—	462,000	—
C&I	118,000	166,000	—	178,000	—
Multifamily	—	—	—	—	—
Municipal	—	—	—	—	—
Residential
Term	1,686,000	1,819,000	—	1,693,000	13,000
Construction	—	—	—	—	—
Home Equity
Revolving and term	541,000	661,000	—	535,000	—
Consumer	—	—	—	—	—
	$3,550,000	$4,190,000	$—	$4,081,000	$24,000
With an Allowance Recorded
Commercial
Real estate owner occupied	$—	$—	$—	$—	$—
Real estate non-owner occupied	—	—	—	—	—
Construction	—	—	—	—	—
C&I	706,000	819,000	291,000	659,000	3,000
Multifamily	—	—	—	—	—
Municipal	—	—	—	—	—
Residential
Term	1,228,000	1,231,000	94,000	1,231,000	15,000
Construction	—	—	—	—	—
Home Equity
Revolving and term	20,000	20,000	3,000	21,000	—
Consumer	—	—	—	—	—
	$1,954,000	$2,070,000	$388,000	$1,911,000	$18,000
Total
Commercial
Real estate owner occupied	$338,000	$550,000	$—	$367,000	$8,000
Real estate non-owner occupied	844,000	969,000	—	846,000	3,000
Construction	23,000	25,000	—	462,000	—
C&I	824,000	985,000	291,000	837,000	3,000
Multifamily	—	—	—	—	—
Municipal	—	—	—	—	—
Residential
Term	2,914,000	3,050,000	94,000	2,924,000	28,000
Construction	—	—	—	—	—
Home Equity
Revolving and term	561,000	681,000	3,000	556,000	—
Consumer	—	—	—	—	—
	$5,504,000	$6,260,000	$388,000	$5,992,000	$42,000
Substantially all interest income recognized on individually analyzed loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of Individually Analyzed Loans by class of financing receivable as of and for the year ended December 31, 2022 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,236,000	$1,532,000	$—	$1,440,000	$50,000
Construction	685,000	687,000	—	81,000	35,000
Other	301,000	348,000	—	408,000	13,000
Municipal	—	—	—	—	—
Residential
Term	1,833,000	2,035,000	—	4,507,000	56,000
Construction	—	—	—	—	—
Home equity line of credit	304,000	340,000	—	295,000	—
Consumer	—	—	—	1,000	—
	$4,359,000	$4,942,000	$—	$6,732,000	$154,000
With an Allowance Recorded
Commercial
Real estate	$—	$—	$—	$11,000	$—
Construction	—	—	—	606,000	—
Other	545,000	647,000	298,000	693,000	—
Municipal	—	—	—	—	—
Residential
Term	1,256,000	1,259,000	100,000	1,486,000	50,000
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	8,000	—
Consumer	—	—	—	—	—
	$1,801,000	$1,906,000	$398,000	$2,804,000	$50,000
Total
Commercial
Real estate	$1,236,000	$1,532,000	—	$1,451,000	$50,000
Construction	685,000	687,000	—	687,000	35,000
Other	846,000	995,000	298,000	1,101,000	13,000
Municipal	—	—	—	—	—
Residential
Term	3,089,000	3,294,000	100,000	5,993,000	106,000
Construction	—	—	—	—	—
Home equity line of credit	304,000	340,000	—	303,000	—
Consumer	—	—	—	1,000	—
	$6,160,000	$6,848,000	$398,000	$9,536,000	$204,000

A breakdown of Individually Analyzed Loans by class of financing receivable as of and for the period ended March 31, 2022 is presented in the following table:

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

Loan Modifications: ASU 2022-02 Troubled Debt Restructurings and Vintage Disclosures amends ASC 326 for entities that have adopted ASU 2016-13, the CECL standard, such as the Company. ASU 2022-02 eliminates the accounting guidance for TDR and introduces new guidance for enhanced reporting of certain loan modifications to borrowers experiencing financial difficulty.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended March 31, 2023:

	Term Extension
	Amortized Cost Basis at March 31, 2023	% of Total Class of Financing Receivable
C&I	$23,000	0.01%
Total	$23,000

	Payment Deferral
	Amortized Cost Basis at March 31, 2023	% of Total Class of Financing Receivable
C&I	$227,000	0.07%
Total	$227,000

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2023:

Term Extension
Financial Effect
C&I	Extended Term 12 months

Payment Deferral
Financial Effect
C&I	Temporary payment accommodation, payments deferred to end of loan.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
C&I	$227,000	$—	$—	$23,000
Total	$227,000	$—	$—	$23,000

Troubled Debt Restructured: Prior to adoption of ASU 2022-02, the Company evaluated loan modifications and other transactions to determined if classification as a TDR was necessary. A TDR constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan was to be classified as a TDR, Management evaluated a loan based upon the following criteria:
•The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender; and
•The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of December 31, 2022 and March 31, 2022, the company had 29 loans with a balance of $4,744,000 and 56 loans with a balance of $7,790,000, respectively, that were classified as TDRs . The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
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

As of December 31, 2022, one of the loans classified as TDR with a total balance of $97,000 was more than 30 days past due and was not placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	1	97,000	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	1	$97,000	$—
As of March 31, 2022, five of the loans classified as TDRs with a total balance of $380,000 were more than 30 days past due. Of these loans, one had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—
Other	2	190,000	—
Municipal	—	—
Residential
Term	3	190,000	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	5	$380,000	$—
For the three months ended March 31, 2022, no loans were placed on TDR status.

Residential Mortgage Loans in Process of Foreclosure
As of March 31, 2023 and December 31, 2022, there were two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $166,000. This compares to six mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $714,000 as of March 31, 2022.

Note 4. Allowance for Credit Losses
Upon adoption of ASC 326, the CECL standard, in the first quarter of 2023, the Company replaced the incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation amount that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The ACL consists of three elements: (1) specific reserves for loans individually analyzed; (2) general reserves for each portfolio segment; and, (3) qualitative reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. Loans are segmented by common risk characteristics as delineated in the paragraph below. Prior to adoption of ASC 326, under the incurred loss methodology, the Company evaluated portfolio risk characteristics largely on loan purpose. The Company provides for loan losses through the allowance for credit losses which represents an estimated reserve for losses in the loan portfolio. To determine an appropriate level for general reserves, a discounted cash flow approach is applied to each portfolio segment implementing a probability of default and loss given default estimate based upon a number of factors including historical losses over an economic cycle, economic forecasts, loan prepayment speeds and curtailment rates. To determine an appropriate level for qualitative reserves, various factors are considered including underwriting policies, credit administration practices, experience, ability and depth of lending management, and economic factors not captured in the general reserve calculation. Adoption of ASC 326 added $6,210,000 to the Allowance for Credit Losses, recorded as a charge to retained earnings at January 1, 2023.

Loan Portfolio Composition & Risk Characteristics: The loan portfolio is segmented into ten classes and credit risk is evaluated separately in each class. Major risk characteristics relevant to each portfolio segment are as follows:
Commercial Real Estate Owner Occupied - commercial real estate owner occupied loans consist of mortgage loans to finance investments in real property such as retail space, offices, industrial buildings, hotels, educational facilities, and other specific or mixed use properties. Loans are typically written with amortizing payment structures. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Loans typically have a loan-to-value ratio of up to 80% based upon current valuation information at the time the loan is made, and are primarily paid by the cash flow generated from the real property, typically the operating entity of owner occupant. Risk factors typically include competitive market forces, net operating incomes of the operating entity, and overall economic demand. Loans in the recreational and tourism sector can be affected by weather conditions, such as unseasonably low winter snowfalls. Commercial real estate lending also carries a higher degree of environmental risk than other types of lending.
Commercial Real Estate Non-Owner Occupied - commercial real estate loans non-owner occupied share many of the purpose, loan structure and risk characteristics of owner-occupied commercial real estate. Repayment is generally reliant upon cash flow generated from tenants with risk factors also influenced by vacancy rates, cap rates, lease renewals, and underlying financial health of lessees.
Commercial Construction - commercial construction loans consist of loans to finance construction in a mix of owner- and non-owner occupied commercial real estate properties. Loans typically have construction periods of less than two years, and payment structures during the construction period are typically on an interest only basis, although principal payments may be established depending on the type of construction project being financed. During the construction phase, commercial construction loans are primarily paid by cash flow generated from the construction project or other operating cash flows from the borrower or guarantors, if applicable. Commercial construction loans will typically convert to permanent financing from the Company, or loan repayment may come from a third party source in the event that the Company will not be providing permanent term financing. Collateral valuation and loan-to-value guidelines follow those for commercial real estate loans. Commercial construction loans are impacted by factors similar to those for commercial real estate loans in addition to risks related to contractor financial capacity and ability to complete a project within acceptable time frames and within budget.
Commercial and Industrial ("C&I") - C&I loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and or capital investment. C&I loans may be secured or unsecured; when secured, collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, equipment, and/or other tangible and intangible assets. C&I loans are primarily paid by the operating cash flow of the borrower. A weakened economy, soft consumer spending, and the rising cost of labor or raw materials are examples of issues that can impact the credit quality in this segment.
Commercial Multifamily - multifamily loans share structure and risk characteristics with non-owner occupied commercial real estate; underlying collateral is residential in nature rather than commercial, consisting of properties with five or more units.
Municipal Loans - municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects, or tax anticipation notes. All municipal loans are considered either general obligations of the municipality collateralized by the taxing ability of the municipality for repayment of debt or have a pledge of specific revenues. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

Residential Real Estate Term - residential term loans consist of residential real estate loans held in the Company's loan portfolio made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Residential loans typically have a loan-to-value ratio of up to 80% based on appraisal information at the time the loan is made. Collateral consists of mortgage liens on one-to four-family residential properties. Loans are offered with fixed or adjustable rates with amortization terms of up to thirty years. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.
Residential Real Estate Construction - residential construction loans typically consist of loans for the purpose of constructing single family residences to be owned and occupied by the borrower. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Residential construction loans normally have construction terms of one year or less and payment during the construction term is typically on an interest only basis from sources including interest reserves, borrower liquidity, and/or income. Residential construction loans will typically convert to permanent financing from the Company or have another financing commitment in place from an acceptable mortgage lender. Collateral valuation and loan-to-value guidelines are consistent with those for residential term loans. Residential construction loans are impacted by factors similar to those for residential real estate term loans in addition to risks related to contractor financial capacity and ability to complete a project within acceptable time frames and within budget.
Home Equity Revolving and Term - home equity revolving and term loans are made to qualified individuals and are secured by senior or junior mortgage liens on owner occupied one- to four-family homes, condominiums, or vacation homes. The home equity line of credit typically has a variable interest rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Loan maturities are normally 300 months. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios usually not exceeding 80% inclusive of priority liens. Collateral valuation guidelines follow those for residential real estate loans. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.
Consumer - consumer loans include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as autos, recreational vehicles, debt consolidation, personal expenses, or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. Consumer loans may be secured or unsecured. The overall health of the economy, including unemployment rates, has an impact on the credit quality of this segment.

Construction, land, and land development ("CLLD"): CLLD loans, both commercial and residential, represented 47.6% of total Bank capital as of March 31, 2023 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 223.1% of total Bank capital at March 31, 2023 , below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the allowance for credit losses as of March 31, 2023, by class of financing receivable and allowance element, is presented in the following table:

As of March 31, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,792,000	$678,000	$4,470,000
Real estate non-owner occupied	—	3,914,000	508,000	4,422,000
Construction	—	1,729,000	55,000	1,784,000
C&I	291,000	3,937,000	610,000	4,838,000
Multifamily	—	1,146,000	60,000	1,206,000
Municipal	—	272,000	35,000	307,000
Residential
Term	94,000	3,786,000	728,000	4,608,000
Construction	—	939,000	10,000	949,000
Home Equity
Revolving and term	3,000	457,000	143,000	603,000
Consumer	—	244,000	27,000	271,000
	$388,000	$20,216,000	$2,854,000	$23,458,000
A breakdown of the allowance for loan losses as of December 31, 2022 under the incurred loss method, by class of financing receivable and allowance element, is presented in the following table:

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

A breakdown of the allowance for loan losses as of March 31, 2022 under the incurred loss method, by class of financing receivable and allowance element, is presented in the following table:

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

The allowance for credit losses as a percent of total loans stood at 1.18% as of March 31, 2023, 0.94% at December 31, 2022 and 0.92% as of March 31, 2022.

Off-Balance Sheet Credit Exposures: In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense and any adjustment is recognized in net income. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company’s own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on off-balance sheet credit exposures as of the reporting date. The Company’s allowance for credit losses on unfunded commitments is recognized as a liability, included within other liabilities on the consolidated balance sheet.

The following table presents the activity in the ACL for off-balance sheet credit exposures:

For the three months ended March 31, 2023
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$100,000
Impact of adopting ASC 326	1,297,000
Credit loss expense	—
Total ending allowance balance	$1,397,000

Credit Quality Indicators: To monitor the credit quality of its loan portfolio, management applies an internal risk rating system to categorize commercial loans; most residential real estate, home equity, and consumer loans are not assigned ratings. Approximately 60% of commercial loan outstanding balances are subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to $750,000 are subject to review annually by the Company's internal credit review function.

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
6    Other Assets Especially Mentioned ("OAEM")
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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$15,632,000	$77,722,000	$43,127,000	$30,277,000	$39,979,000	$78,184,000	$284,921,000
Special Mention (risk rating 6)	25,000	—	—	—	—	—	25,000
Substandard (risk rating 7)	—	—	—	—	—	278,000	278,000
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	15,657,000	77,722,000	43,127,000	30,277,000	39,979,000	78,462,000	285,224,000
Real estate owner occupied
Current period gross write-offs	—	—	—	—	—	39,000	39,000
Real estate non-owner occupied
Pass (risk rating 1-5)	12,167,000	72,434,000	132,514,000	49,921,000	28,367,000	88,991,000	384,394,000
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	63,000	63,000
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	12,167,000	72,434,000	132,514,000	49,921,000	28,367,000	89,054,000	384,457,000
Construction
Pass (risk rating 1-5)	3,205,000	46,630,000	7,796,000	421,000	234,000	834,000	59,120,000
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Construction	3,205,000	46,630,000	7,796,000	421,000	234,000	834,000	59,120,000
C&I
Pass (risk rating 1-5)	25,052,000	112,238,000	78,357,000	59,431,000	9,229,000	47,179,000	331,486,000
Special Mention (risk rating 6)	—	41,000	268,000	400,000	—	12,000	721,000
Substandard (risk rating 7)	—	378,000	35,000	13,000	218,000	684,000	1,328,000
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total C&I	25,052,000	112,657,000	78,660,000	59,844,000	9,447,000	47,875,000	333,535,000
Multifamily
Pass (risk rating 1-5)	3,496,000	21,254,000	22,160,000	16,333,000	5,972,000	11,874,000	81,089,000
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Multifamily	3,496,000	21,254,000	22,160,000	16,333,000	5,972,000	11,874,000	81,089,000
Municipal
Pass (risk rating 1-5)	6,785,000	7,186,000	6,518,000	11,063,000	5,732,000	9,882,000	47,166,000
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Municipal	6,785,000	7,186,000	6,518,000	11,063,000	5,732,000	9,882,000	47,166,000

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential
Term
Pass (risk rating 1-5)	6,640,000	51,206,000	34,748,000	16,901,000	6,777,000	18,211,000	134,483,000
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	59,000	59,000
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Term	6,640,000	51,206,000	34,748,000	16,901,000	6,777,000	18,270,000	134,542,000
Construction
Pass (risk rating 1-5)	1,310,000	5,915,000	3,219,000	1,046,000	—	—	11,490,000
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Construction	1,310,000	5,915,000	3,219,000	1,046,000	—	—	11,490,000
Home Equity Revolving and Term
Pass (risk rating 1-5)	1,472,000	10,440,000	2,194,000	1,453,000	445,000	1,735,000	17,739,000
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	185,000	185,000
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Home Equity Revolving and Term	1,472,000	10,440,000	2,194,000	1,453,000	445,000	1,920,000	17,924,000
Consumer
Pass (risk rating 1-5)	190,000	—	—	—	—	1,000	191,000
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Consumer	190,000	—	—	—	—	1,000	191,000
Consumer
Current period gross write-offs	—	6,000	7,000	11,000	2,000	11,000	37,000
Total risk-rated loans	$75,974,000	$405,444,000	$330,936,000	$187,259,000	$96,953,000	$258,172,000	$1,354,738,000

Loss Recognition: Commercial loans are generally charged off when all or a portion of the principal amount is determined to be uncollectible. This determination is based on circumstances specific to a borrower including repayment ability, analysis of collateral, and other factors as applicable. Consumer loans greater than 120 days past due are generally charged off. Residential loans 90 days or more past due are placed on non-accrual status unless the loans are both well secured and in the process of collection. One- to  four-family residential real estate loans and home equity loans are written down or charged-off no later than 180 days past due, or for residential real estate secured loans having a borrower in bankruptcy, within 60 days of receipt of notification of filing from the bankruptcy court, whichever is sooner. This is subject to completion of a current assessment of the value of the collateral with any outstanding loan balance in excess of the fair value of the property, less costs to sell, written down or charged-off.
The following table presents allowance for credit losses activity by class for the three months ended March 31, 2023:

Dollars in thousands	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the three months ended March 31, 2023
Beginning balance, prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Charge offs	39	—	—	—	—	—	—	—	—	37	—	76
Recoveries	—	—	—	2	—	—	2	—	4	43	—	51
Provision	79	107	20	94	22	13	169	15	26	5	—	550
Impact of adopting ASC 326	$(1,686)	$4,315	$943	$1,645	$1,184	$132	$1,878	$735	$(456)	$(802)	$(1,678)	$6,210
Ending balance	$4,470	$4,422	$1,784	$4,838	$1,206	$307	$4,608	$949	$603	$271	$—	$23,458

As of March 31, 2023, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

Macroeconomic (loss) drivers: The following loss drivers for each loan segment were used to calculate the expected Probability of Default over the forecast and reversion period:

•Commercial Real Estate Owner Occupied: Federal Open Market Committee ("FOMC") median forecasts of national unemployment and change in national GDP
•Commercial Real Estate Non-Owner Occupied: FOMC median forecasts of national unemployment and change in national GDP
•Commercial Construction: FOMC median forecasts of national unemployment and change in national GDP
•Commercial & Industrial: FOMC median forecasts of national unemployment and change in national GDP
•Commercial Multifamily: FOMC median forecast of national unemployment and Case-Shiller National Home Price Index
•Municipal: FOMC median forecasts of national unemployment and change in national GDP
•Residential Real Estate Term: FOMC median forecasts of national unemployment and change in national GDP
•Residential Real Estate Construction: FOMC median forecast of national unemployment
•Home Equity Revolving & Term: FOMC median forecasts of national unemployment and change in national GDP
•Consumer: FOMC median forecasts of national unemployment and change in national GDP

Reasonable and supportable forecast period: The ACL on loans estimate used a reasonable and supportable forecast period of one year.
Reversion period: The ACL on loans estimate used a reversion period of one year.
Prepayment speeds: The estimate of prepayment speed for each loan segment was derived using internally sourced prepayment data.
Qualitative factors: The ACL on loans estimate incorporated various qualitative factors into the calculation such as changes in lending policies, changes in the nature and volume and terms of loans, changes in the experience, depth and ability of lending management, and economic factors not captured in the quantitative model.

The following table presents allowance for loan losses activity by class for the year ended December 31, 2022:

Dollars in thousands	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2022
Beginning balance	$5,367	$746	$2,830	$157	$2,733	$148	$925	$833	$1,782	$15,521
Charge offs	—	—	309	—	8	—	29	412	—	758
Recoveries	20	—	13	—	29	—	4	144	—	210
Provision (credit)	729	75	563	5	(195)	51	129	497	(104)	1,750
Ending balance	$6,116	$821	$3,097	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
The following table presents allowance for loan losses activity by class for the three months ended March 31, 2022:

Dollars in thousands	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2022
Beginning balance	$5,367	$746	$2,830	$157	$2,733	$148	$925	$833	$1,782	$15,521
Charge offs	—	—	1	—	—	—	29	217	—	247
Recoveries	16	—	1	—	8	—	1	16	—	42
Provision (credit)	(14)	193	126	(1)	(93)	13	42	234	(50)	450
Ending balance	$5,369	$939	$2,956	$156	$2,648	$161	$939	$866	$1,732	$15,766

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
As of March 31, 2023, 184,487 shares of restricted stock had been granted under the 2010 Plan and 98,810 shares under the 2020 Plan, of which 85,127 shares remain restricted as of March 31, 2023 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2020	3.0	1,750	0.1
2021	3.0	25,968	0.8
2022	3.0	23,904	1.8
2022	2.5	1,250	1.8
2023	3.0	27,559	2.8
2023	2.0	2,946	1.8
2023	1.0	1,750	0.8
		85,127	1.8
The compensation cost related to these non-vested restricted stock grants is $2,434,000 and is recognized over the vesting terms of each grant. In the three months ended March 31, 2023, $184,000 of expense was recognized for these restricted shares, leaving $1,501,000 in unrecognized expense as of March 31, 2023. In the three months ended March 31, 2022, $217,000 of expense was recognized for restricted shares, leaving $1,350,000 in unrecognized expense as of March 31, 2022.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $212,000 and $199,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2023 and 2022:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2023
Net income as reported	$7,971,000
Basic EPS: Income available to common shareholders	7,971,000	10,948,513	$0.73
Effect of dilutive securities: restricted stock		117,734
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,971,000	11,066,247	$0.72
For the three months ended March 31, 2022
Net income as reported	$9,705,000
Basic EPS: Income available to common shareholders	9,705,000	10,931,863	$0.89
Effect of dilutive securities: restricted stock		94,844
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,705,000	11,026,707	$0.88

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $326,000 and $324,000 for the three months ended March 31, 2023 and 2022, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $41,000 and $77,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the associated accrued liability included in other liabilities in the balance sheet was $2,862,000 compared to $2,893,000 and $2,877,000 at December 31, 2022 and March 31, 2022, respectively.

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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$1,050,000	$1,353,000
Interest cost	5,000	8,000
Benefits paid	(22,000)	(22,000)
Benefit obligation at end of period	$1,033,000	$1,339,000
Funded status
Benefit obligation at end of period	$(1,033,000)	$(1,339,000)
Unamortized gain	(345,000)	(133,000)
Accrued benefit cost at end of period	$(1,378,000)	$(1,472,000)
The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2023	2022
Components of net periodic benefit cost
Interest cost	$5,000	$8,000
Net periodic benefit cost	$5,000	$8,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	March 31, 2023	December 31, 2022	March 31, 2022
Unamortized net actuarial gain	$345,000	$345,000	$133,000
Deferred tax expense	(72,000)	(72,000)	(28,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$273,000	$273,000	$105,000
A weighted average discount rate of 4.75% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.00%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2023 are $88,000. Plan expense for 2023 is estimated to be $19,000. A 1.00% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost, and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023	2022
Balance at beginning of period	$(44,718,000)	$(1,718,000)
Unrealized gains (losses) arising during the period	5,292,000	(23,217,000)
Reclassification of net realized gains during the period	—	(2,000)
Related deferred taxes	(1,111,000)	4,876,000
Net change	4,181,000	(18,343,000)
Balance at end of period	$(40,537,000)	$(20,061,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023	2022
Balance at beginning of period	$(64,000)	$(87,000)
Amortization of net unrealized gains	5,000	12,000
Related deferred taxes	(1,000)	(3,000)
Net change	4,000	9,000
Balance at end of period	$(60,000)	$(78,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023	2022
Balance at beginning of period	$544,000	$—
Unrealized losses on cash flow hedging derivatives arising during the period	(3,463,000)	—
Related deferred taxes	727,000	—
Net change	(2,736,000)	—
Balance at end of period	$(2,192,000)	$—
There was no activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

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

The details of the interest rate swap agreements are as follows:

					March 31, 2023		December 31, 2022		March 31, 2022
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
04/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	$10,000,000	$133,000	$10,000,000	$187,000	$—	$—
04/27/2022	01/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	10,000,000	176,000	10,000,000	233,000	—	—
04/27/2022	04/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	10,000,000	209,000	10,000,000	269,000	—	—
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Liabilities	75,000,000	(196,000)	—	—	—	—
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	40,000,000	(1,062,000)	—	—	—	—
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(958,000)	—	—	—	—
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(1,076,000)	—	—	—	—
					$205,000,000	$(2,774,000)	$30,000,000	$689,000	$—	$—

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
At March 31, 2023 and 2022, and December 31, 2022, there were six customer loan swap arrangements in place, detailed below:

		March 31, 2023			December 31, 2022			March 31, 2022
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$37,129,000	$4,098,000	6	$37,411,000	$4,910,000	5	$26,864,000	$2,099,000
Pay Fixed, Receive Variable	Other Liabilities	—	—	—	—	—	—	1	12,310,000	(566,000)
		6	37,129,000	4,098,000	6	37,411,000	4,910,000	6	39,174,000	1,533,000
Receive Fixed, Pay Variable	Other Assets	—	—	—	—	—	—	1	12,310,000	566,000
Receive Fixed, Pay Variable	Other Liabilities	6	37,129,000	(4,098,000)	6	37,411,000	(4,910,000)	5	26,864,000	(2,099,000)
		6	37,129,000	(4,098,000)	6	37,411,000	(4,910,000)	6	39,174,000	(1,533,000)
Total		12	$74,258,000	$—	12	$74,822,000	$—	12	$78,348,000	$—

Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At March 31, 2023, there was no collateral posted on its swap contracts or required amount to be pledged.
Cessation of LIBOR
The Company is aware that 1) certain tenors of US Dollar ("USD") denominated London Interbank Offering Rate ("LIBOR") indices ceased to be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the Alternative Reference Rates Committee ("ARRC") to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the Secured Overnight Financing Rate ("SOFR") as a replacement for LIBOR. The International Swap and Derivatives Association ("ISDA"), the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the customer loan interest rate swap contracts the Company has in place as of March 31, 2023 is tied to a LIBOR tenor expected to be published until June 2023. The six contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts to incorporate the new replacement reference rate index will be undertaken prior to June 30, 2023.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association ("PSA") and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2023, the prepayment assumption using the PSA model was 130, which translates into an anticipated prepayment rate of 6.24%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2023 and 2022, servicing rights capitalized totaled $7,000 and $169,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2023 and 2022 were $98,000 and $183,000, respectively. The fair value of servicing rights was $3,505,000, $3,734,000, and $3,435,000 at March 31, 2023, December 31, 2022 and March 31, 2022, respectively. The Bank serviced loans for others totaling $337,585,000, $342,870,000, and $357,494,000 at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.
The Bank recorded an impairment reserve as of March 31, 2022 for strata with a fair value lower than cost. There was no impairment reserve as of March 31, 2023 and December 31, 2022. Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2023	December 31, 2022	March 31, 2022
Mortgage servicing rights	$8,661,000	$8,654,000	$8,511,000
Accumulated amortization	(6,259,000)	(6,161,000)	(5,827,000)
Amortized cost	2,402,000	2,493,000	2,684,000
Impairment reserve	—	—	(8,000)
Carrying value	$2,402,000	$2,493,000	$2,676,000

Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2019 through 2022.

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2023 and 2022, and at December 31, 2022:

	March 31, 2023	December 31, 2022	March 31, 2022
Certificates of deposit < $100,000	$592,052,000	$489,793,000	$225,304,000
Certificates $100,000 to $250,000	278,151,000	259,614,000	329,790,000
Certificates $250,000 and over	139,464,000	118,264,000	54,853,000
	$1,009,667,000	$867,671,000	$609,947,000
Note 14 – Reclassifications
Certain items from the prior year were reclassified in the consolidated financial statements to conform with the current year presentation. These do not have a material impact on the consolidated balance sheet or statement of income and comprehensive income presentations.

Note 15 – Fair Value
Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale are recorded at fair value on a recurring basis. Other assets, such as other real estate owned and individually analyzed loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities, which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows:
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

Loans
Fair values are estimated for portfolios of loans are based on an exit pricing notion. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain individually analyzed loans. Fair values of individually analyzed loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the Company classifies individually analyzed loans for which a specific reserve results in a fair value measure as Level 2. All other individually analyzed loans are classified as Level 3.

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2023 and 2022, and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023, December 31, 2022 and March 31, 2022.

	At March 31, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,518,000	$—	$19,518,000
Mortgage-backed securities	—	231,091,000	—	231,091,000
State and political subdivisions	—	34,349,000	—	34,349,000
Asset-backed securities	—	3,284,000	—	3,284,000
Total securities available for sale	—	288,242,000	—	288,242,000
Interest rate swap agreements	—	518,000	—	518,000
Customer loan interest swap agreements	—	4,098,000	—	4,098,000
Total interest rate swap agreements	—	4,616,000	—	4,616,000
Total assets	$—	$292,858,000	$—	$292,858,000

	At March 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$3,293,000	$—	$3,293,000
Customer loan interest swap agreements	$—	$4,098,000	$—	$4,098,000
Total liabilities	$—	$7,391,000	$—	$7,391,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,147,000	$—	$19,147,000
Mortgage-backed securities	—	228,676,000	—	228,676,000
State and political subdivisions	—	33,191,000	—	33,191,000
Asset-backed securities	—	3,495,000	—	3,495,000
Total securities available for sale	—	284,509,000	—	284,509,000
Interest rate swap agreements	—	689,000	—	689,000
Customer loan interest swap agreements	—	4,910,000	—	4,910,000
Total interest rate swap agreements	—	5,599,000	—	5,599,000
Total assets	$—	$290,108,000	$—	$290,108,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$4,910,000	$—	$4,910,000
Total liabilities	$—	$4,910,000	$—	$4,910,000

	At March 31, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$22,658,000	$—	$22,658,000
Mortgage-backed securities	—	252,184,000	—	252,184,000
State and political subdivisions	—	33,833,000	—	33,833,000
Asset-backed securities	—	4,340,000	—	4,340,000
Total securities available for sale	—	313,015,000	—	313,015,000
Customer loan interest swap agreements	—	2,665,000	—	2,665,000
Total assets	$—	$315,680,000	$—	$315,680,000

	At March 31, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$2,665,000	$—	$2,665,000
Total liabilities	$—	$2,665,000	$—	$2,665,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented net of an impairment reserve of $8,000 at March 31, 2022. There was no impairment reserve as of March 31, 2023 and December 31, 2022. The Company had no other real estate owned or related allowance at March 31, 2023, 2022 and December 31, 2022. Only collateral-dependent individually analyzed loans with a related specific allowance for credit losses or a partial charge off are included in individually analyzed loans for purposes of fair value disclosures.
Individually analyzed loans below are presented net of specific allowances of $132,000, $135,000 and $417,000 at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

	At March 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,505,000	$—	$3,505,000
Individually analyzed loans	—	20,000	—	20,000
Total assets	$—	$3,525,000	$—	$3,525,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,734,000	$—	$3,734,000
Individually analyzed loans	—	20,000	—	20,000
Total assets	$—	$3,754,000	$—	$3,754,000

	At March 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,435,000	$—	$3,435,000
Individually analyzed loans	—	200,000	—	200,000
Total assets	$—	$3,635,000	$—	$3,635,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2023 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$391,845,000	$344,053,000	$—	$344,053,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate owner occupied	280,754,000	272,879,000	—	—	272,879,000
Real estate non-owner occupied	380,035,000	358,065,000	—	—	358,065,000
Construction	70,921,000	67,440,000	—	—	67,440,000
C&I	334,850,000	323,318,000	—	20,000	323,298,000
Multifamily	79,883,000	76,234,000	—	—	76,234,000
Municipal	46,859,000	44,635,000	—	—	44,635,000
Residential
Term	602,241,000	549,823,000	—	—	549,823,000
Construction	51,763,000	44,686,000	—	—	44,686,000
Home Equity
Revolving and term	92,919,000	94,010,000	—	—	94,010,000
Consumer	19,164,000	17,360,000	—	—	17,360,000
Total loans	1,959,389,000	1,848,450,000	—	20,000	1,848,430,000
Mortgage servicing rights	2,402,000	3,505,000	—	3,505,000	—
Financial liabilities
Local certificates of deposit	$336,449,000	$308,631,000	$—	$308,631,000	$—
National certificates of deposit	673,218,000	681,961,000	—	681,961,000	—
Total certificates of deposit	1,009,667,000	990,592,000	—	990,592,000	—
Repurchase agreements	51,500,000	51,392,000	—	51,392,000	—
Federal Home Loan Bank advances	32,381,000	32,376,000	—	32,376,000	—
Total borrowed funds	83,881,000	83,768,000	—	83,768,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2022 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$393,896,000	$339,011,000	$—	$339,011,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	692,541,000	669,752,000	—	—	669,752,000
Construction	92,994,000	89,934,000	—	—	89,934,000
Other	315,917,000	312,219,000	—	20,000	312,199,000
Municipal	40,439,000	38,069,000	—	—	38,069,000
Residential
Term	611,350,000	558,274,000	—	—	558,274,000
Construction	49,686,000	44,410,000	—	—	44,410,000
Home equity line of credit	75,416,000	78,878,000	—	—	78,878,000
Consumer	19,883,000	18,142,000	—	—	18,142,000
Total loans	1,898,226,000	1,809,678,000	—	20,000	1,809,658,000
Mortgage servicing rights	2,493,000	3,734,000	—	3,734,000	—
Financial liabilities
Local certificates of deposit	$291,152,000	$275,658,000	$—	$275,658,000	$—
National certificates of deposit	576,519,000	569,883,000	—	569,883,000	—
Total certificates of deposit	867,671,000	845,541,000	—	845,541,000	—
Repurchase agreements	64,409,000	64,289,000	—	64,289,000	—
Federal Home Loan Bank advances	39,074,000	39,064,000	—	39,064,000	—
Total borrowed funds	103,483,000	103,353,000	—	103,353,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2022 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$377,183,000	$353,191,000	$—	$353,191,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	582,270,000	580,407,000	—	—	580,407,000
Construction	101,927,000	101,601,000	—	—	101,601,000
Other	264,345,000	263,502,000	—	5,000	263,497,000
Municipal	50,692,000	51,015,000	—	—	51,015,000
Residential
Term	563,745,000	547,611,000	—	102,000	547,509,000
Construction	36,091,000	34,873,000	—	—	34,873,000
Home equity line of credit	71,808,000	70,029,000	—	93,000	69,936,000
Consumer	21,104,000	19,493,000	—	—	19,493,000
Total loans	1,691,982,000	1,668,531,000	—	200,000	1,668,331,000
Mortgage servicing rights	2,676,000	3,435,000	—	3,435,000	—
Financial liabilities
Local certificates of deposit	$229,055,000	$239,239,000	$—	$239,239,000	$—
National certificates of deposit	380,892,000	279,653,000	—	279,653,000	—
Total certificates of deposit	609,947,000	518,892,000	—	518,892,000	—
Repurchase agreements	78,623,000	72,990,000	—	72,990,000	—
Federal Home Loan Bank advances	55,089,000	55,399,000	—	55,399,000	—
Total borrowed funds	133,712,000	128,389,000	—	128,389,000	—

Note 16 – Impact of Recently Issued Accounting Standards
Adoption of New Accounting Standards: On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as loans, such as loan commitments, standby letters of credit, certain lines of credit. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
The Company adopted ASC 326 using the modified retrospective method for all financial assets, measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. On adoption, the Company recognized an increase in the allowance for credit losses on held to maturity securities of $438,000, an increase to the allowance for credit losses on loans of $6,210,000, and an increase to the reserve for off-balance sheet commitments of $1,297,000. The net, after-tax impact of the increases of the allowances for credit losses and reserve for off-balance sheet commitments was a net decrease to retained earnings of $6,277,000 shown in the Consolidated Statements of Changes in Stockholders Equity. Additional details can be found in Notes 3 and 4.

In March 2022, the FASB issued ASU No. 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. This ASU expands upon hedge accounting concepts introduced in ASU 2017-12 by allowing multiple hedged layers to be designated for a single closed portfolio of financial assets which may allow a greater proportion of interest rate risk inherent in the assets to be hedged. The last of layer method outlined in ASU 2017-12 is renamed the portfolio layer method in ASU 2022-01. ASU 2022-01 also allows, upon adoption, the reclassification of debt securities classified as held to maturity to the available for sale category provided the reclassification takes place within thirty days of adoption and the same debt securities are included in a portfolio layer method hedge within the thirty day period. ASU 2022-01 is effective for fiscal years beginning after December 15, 2022. Adoption of ASU 2017-12 has not had a material impact on the consolidated financial statements of the Company.

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC, may result in these differences, as well as the "Risk Factors" in Part II, Item 1A listed below. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

Critical Accounting Policies
Management's discussion and analysis of the Company's financial condition is based on the consolidated financial statements which are prepared in accordance with GAAP. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for credit losses on loans, the fair value of securities and allowance for credit losses on securities, the allowance for credit losses on off balance sheet commitments, goodwill, and the valuation of mortgage servicing rights. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management's estimates and assumptions under different assumptions or conditions.
Allowance for Credit Losses. Management believes the allowance for credit losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for credit losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan and investment portfolios. The allowance is comprised of the allowance for credit losses on loans, the allowance for credit losses on off balance sheet commitments, and the allowance for credit losses on held to maturity securities. Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolios, quality trends as measured by key indicators, prior loan loss experience in each loan portfolio segment, local and national business and economic conditions, and other factors contributing to Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for credit losses.
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
Credit Loss Recognition on Securities. Another significant estimate related to investment securities is the evaluation of potential credit losses on investment securities. The evaluation of securities for potential credit losses is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized as a charge to the allowance for credit losses. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if recognition of a loss is required. The primary factors considered in this evaluation (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities' market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant, including the expectation of receipt of all principal and interest when due.
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
Risks and Uncertainties. As of March 31, 2023, local and state governments in the US have eased or eliminated most restrictions imposed to curtail the spread of the global pandemic, COVID-19. There continues to be uncertainty surrounding the duration of the pandemic, its potential economic ramifications, and any further government actions to mitigate them. Accordingly, it is possible that this matter may have a further financial impact on the Company's financial position and results of future operations, such potential impact of which cannot be reasonably estimated. The U.S. Government has announced that the public health emergency declared in response to COVID-19 will end on May 11, 2023.
Government economic programs intended to backstop and bolster the economy through the pandemic, such as the Payroll Protection Program (PPP) have ended, and the nation's economy has entered an inflationary phase. The Consumer Price Index has risen at levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem, the Federal Reserve has removed accommodative monetary policies and aggressively increased short-term interest rates. These actions are intended to slow overall economic activity and risk entering the economy into a recession. The conflict between Russia and Ukraine has exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. The recent failures of several regional banks have further roiled markets and introduced a new source of uncertainty. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

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
The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2023 and 2022.

	For the three months ended March 31,
Dollars in thousands	2023	2022
Net interest income as presented	$17,475	$18,620
Effect of tax-exempt income	620	557
Net interest income, tax equivalent	$18,095	$19,177

The Company presents its efficiency ratio using non-GAAP information which is most commonly used by financial institutions. The GAAP-based efficiency ratio is non-interest expenses divided by net interest income plus non-interest income from the Consolidated Statements of Income. The non-GAAP efficiency ratio excludes securities losses and provision for credit losses on securities from non-interest expenses, excludes securities gains from non-interest income, and adds the tax-equivalent adjustment to net interest income.
The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the three months ended March 31,
Dollars in thousands	2023	2022
Non-interest expense, as presented	$10,850	$10,650
Net interest income, as presented	17,475	18,620
Effect of tax-exempt interest income	620	557
Non-interest income, as presented	3,569	4,232
Effect of non-interest tax-exempt income	44	42
Net securities gains	—	(2)
Adjusted net interest income plus non-interest income	$21,708	$23,449
Non-GAAP efficiency ratio	49.98%	45.42%
GAAP efficiency ratio	51.56%	46.60%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP:

	For the three months ended March 31,
Dollars in thousands	2023	2022
Average shareholders' equity as presented	$237,518	$246,635
Less average intangible assets	(30,853)	(30,919)
Average tangible shareholders' common equity	$206,665	$215,716

The following table provides a reconciliation of period ending tangible common equity to the Company's consolidated financial statements, adjusted to remove unrealized losses:

	Period Ending
In thousands of dollars, except per share data	March 31, 2023	March 31, 2022
Shareholders' Equity	$228,461	$233,646
Intangible Assets	(30,849)	(30,856)
Tangible Common Equity	197,612	202,790
Unrealized Losses on Available for Sale Securities, net of tax	40,537	20,061
Adjusted Tangible Common Equity	$238,149	$222,851
Adjusted Tangible Book Value Per Share	$21.50	$20.21

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the three months ended March 31,
Dollars in thousands	2023	2022
Net Income, as presented	$7,971	$9,705
Add: provision for loan losses	550	450
Add: income taxes expense	1,673	2,047
Pre-tax, pre-provision net income	$10,194	$12,202

Executive Summary
Net income for the three months ended March 31, 2023 was $8.0 million, down $1.7 million or 17.9% from the same period in 2022. Earnings per common share on a fully diluted basis were $0.72 for the three months ended March 31, 2023, down $0.16 or 18.2% from the $0.88 posted for the same period in 2022. Dividends totaling $0.34 per share have been declared year-to-date, representing a payout to our shareholders of 46.58% of basic earnings per share for the period.
Net interest income on a tax-equivalent basis was down $1.1 million or 5.6% in the three months ended March 31, 2023 compared to the same period in 2022. The tax equivalent net interest margin for the three months ended March 31, 2023, was 2.78%, down from 3.24% for the same period in 2022. The period to period change in net interest margin is attributable to $1.1 million in PPP revenue earned in the first quarter of 2022 which was non-continuing, coupled with rising funding costs.
Non-interest income for the three months ended March 31, 2023 was $3.6 million, down $663,000 or 15.7%, from the three months ended March 31, 2022. Revenue at First National Wealth Management decreased $51,000 or 4.3% over the same period, debit card revenue was down $245,000 or 17.1% due to timing of program incentive payments, and mortgage banking revenue decreased $306,000.0 or 61.4% on lower volume of mortgage sales and negative marks taken against mortgage servicing rights valuation.
Non-interest expense for the three months ended March 31, 2023 was $10.9 million, up $200,000 or 1.9% from the three months ended March 31, 2022. Salaries and employee benefits decreased 3.7% from the same period in 2022, while other operating expense has increased 8.0% over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.06% of total assets as of March 31, 2023, down from 0.20% of total assets as of March 31, 2022 and even with December 31, 2022. Total past-due loans were 0.10% of total loans as of March 31, 2023, up slightly from 0.08% of total loans as of December 31, 2022 and down from 0.25% as of March 31, 2022.
The provision for credit losses for the first three months of 2023 was $550,000, up from the $450,000 provisioned in the same period in 2022. Net loan chargeoffs for the three months ended March 31, 2023 were $25,000 or 0.01% of average loans on an annualized basis, down from net charge-offs of $205,000 or 0.05% of total loans for the three months ended March 31, 2022. Due to CECL adoption, the allowance for credit losses increased $6.7 million between December 31, 2022 and March 31, 2023, and now stands at 1.18% of loans outstanding as of March 31, 2023, up from 0.87% at December 31, 2022 and 0.92% at March 31, 2022. The Company has modeled its ACL using a discounted cash flow approach applied to each segment of the loan portfolio.
The Company's balance sheet continued to expand in the first three months of 2023 as total assets increased $72.6 million or 2.7% year-to-date. The loan portfolio increased $68.2 million or 3.6% in the three months ended March 31, 2023 and $275.5 million or 16.1% from a year ago. Loan growth in the first three months of 2023 was centered in the commercial and residential portfolios. Commercial loans increased by $50.6 million during the period, led by increases in owner-occupied commercial real estate of $28.6 million, non-owner occupied commercial real estate of $20.8 million and commercial & industrial loans of $20.3 million; commercial construction balances decreased by $21.2 million as a number of projects converted to permanent financing. Residential term loans increased by $9.4 million in the first quarter while residential construction loans increased by $2.8 million. Commercial & industry loans include PPP loan balances of $11,000. The investment portfolio increased $1.7 million year-to-date and decreased $11.6 million from a year ago based upon changes in the carrying value of Available-for-Sale securities.
On the liability side of the balance sheet total deposits have increased $87.8 million, or 3.7%, year-to-date to $2.47 billion. The Company typically experiences a modest decline in local deposit balances in the first quarter of each year due to seasonal factors. In the three months ended March 31, 2023 total local deposits fell by $18.4 million, or 1.1%, well within a normal range. Low-cost deposits (Demand, NOW, Savings) decreased $55.7 million or 4.2% during the period, while Money Market balances increased $21.2 million and certificates of deposit ("CDs") increased $45.3 million as depositors shifted balances to higher cost product types. To balance the seasonal runoff and to support earning asset growth, wholesale CDs have increased $96.7 million year-to-date, while borrowings have decreased by $19.6 million.

Remaining well capitalized is a top priority for The First Bancorp, Inc. The Company's total risk-based capital ratio was 13.72% as of March 31, 2023, solidly above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency.
The Company's operating ratios remained favorable in the first three months of 2023, with a return on average tangible common equity of 15.64% for the three months ended March 31, 2023 compared to 18.25% for the same period in 2022. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 49.98% for the three months ended March 31, 2023 compared to 45.42% for the same period in 2022.

Net Interest Income
Total interest income of $28.9 million for the three months ended March 31, 2023 was an increase of $8.4 million or 40.8% compared to total interest income of $20.5 million for the same period of 2022, which included $1.1 million of non-recurring PPP revenue. Growth in earning assets coupled with higher interest rates resulted in the period to period increase. Higher interest rates coupled with changing customer product preferences to money market and CD accounts led to total interest expense of $11.4 million for the three months ended March 31, 2023, an increase of $9.5 million or 498.0% compared to total interest expense for the three months ended March 31, 2022. As a result, net interest income of $17.5 million for the three months ended March 31, 2023 was a decrease of $1.1 million or 6.1% compared to net interest income of $18.6 million for the same period ended March 31, 2022. The Company's net interest margin on a tax-equivalent basis for the three months ended March 31, 2023 was 2.78%, down from 3.24% for the first three months of 2022. Tax-exempt interest income amounted to $2.3 million for the three months ended March 31, 2023 compared to $2.1 million for the three months ended March 31, 2022.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2023 and 2022. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the three months ended
	March 31, 2023		March 31, 2022
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$40	4.83%	$9	0.15%
Investments	5,281	3.12%	4,391	2.56%
Loans held for sale	—	0.00%	5	1.78%
Loans	24,213	5.04%	16,685	4.04%
Total interest income	29,534	4.54%	21,090	3.57%
Interest expense
Deposits	10,917	2.10%	1,625	0.37%
Other borrowings	522	1.94%	288	0.86%
Total interest expense	11,439	2.09%	1,913	0.40%
Net interest income	$18,095		$19,177
Interest rate spread		2.45%		3.17%
Net interest margin		2.78%		3.24%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2023 compared to 2022. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the three months ended March 31, 2023 compared to 2022
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(8)	$273	$(234)	$31
Investment securities	(73)	979	(16)	890
Loans held for sale	(5)	(5)	5	(5)
Loans	2,720	4,134	674	7,528
Change in interest income	2,634	5,381	429	8,444
Interest expense
Deposits	287	7,654	1,351	9,292
Other borrowings	(56)	360	(70)	234
Change in interest expense	231	8,014	1,281	9,526
Change in net interest income	$2,403	$(2,633)	$(852)	$(1,082)
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2023 and 2022.

	For the three months ended
Dollars in thousands	March 31, 2023	March 31, 2022
Assets
Cash and cash equivalents	$23,122	$22,285
Interest-bearing deposits in other banks	3,360	23,650
Securities available for sale (includes tax exempt securities of $36,636 and $34,879 at March 31, 2023 and 2022, respectively)	287,984	319,805
Securities to be held to maturity, net of allowance for credit losses of $438 at March 31, 2023[1] (included tax exempt securities of $257,279 and $250,145 at March 31, 2023 and 2022, respectively)	393,001	371,771
Restricted equity securities, at cost	4,451	5,385
Loans held for sale	28	1,140
Loans	1,948,353	1,675,245
Allowance for credit losses	(17,026)	(15,557)
Net loans	1,931,327	1,659,688
Accrued interest receivable	11,812	8,857
Premises and equipment	28,204	28,948
Goodwill	30,646	30,646
Other assets	61,844	45,445
Total Assets	$2,775,779	$2,517,620
Liabilities & Shareholders' Equity
Demand deposits	$300,948	$328,870
NOW deposits	606,145	657,007
Money market deposits	194,030	200,791
Savings deposits	359,361	366,628
Certificates of deposit	946,834	566,042
Total deposits	2,407,318	2,119,338
Borrowed funds – short term	109,209	80,722
Borrowed funds – long term	81	55,089
Dividends payable	876	782
Other liabilities	20,777	15,054
Total Liabilities	2,538,261	2,270,985
Shareholders' Equity:
Common stock	111	110
Additional paid-in capital	68,573	66,959
Retained earnings	209,543	186,297
Net unrealized loss on securities available for sale	(41,716)	(6,749)
Net unrealized loss on securities transferred from available for sale to held to maturity	(62)	(87)
Net unrealized gain on cash flow hedging derivative instruments	796	—
Net unrealized gain on postretirement benefit costs	273	105
Total Shareholders' Equity	237,518	246,635
Total Liabilities & Shareholders' Equity	$2,775,779	$2,517,620
1March 31, 2022 had no allowance for credit losses

Non-Interest Income
Non-interest income of $3.6 million for the three months ended March 31, 2023 is a decrease of $663,000 compared to the same period in 2022. Revenue at First National Wealth Management decreased $51,000 or 4.3% over the same period, and debit card revenue was down $245,000 or 17.1%. Debit card interchange revenue has been reasonably steady, and revenue changes are mostly attributable to the timing of annual incentive payments. Mortgage banking revenue was down $306,000, or 61.4%; the decrease is attributable to a year-to-year decrease in mortgage refinance activity and marks against mortgage servicing rights.

Non-Interest Expense
Non-interest expense of $10.9 million for the three months ended March 31, 2023 is an increase of 1.9% or $200,000 compared to non-interest expense of $10.7 million for the same period in 2022. Salaries and employee benefits decreased $217,000 or 3.7%, while other operating expense increased $194,000 or 8.0%.

Income Taxes
Income taxes on operating earnings were $1.7 million for the three months ended March 31, 2023, down $374,000 from the same period in 2022.

Investments
The carrying value of the Company's investment portfolio increased by $1.7 million between December 31, 2022 and March 31, 2023. As of March 31, 2023, mortgage-backed securities had a carrying value of $290.6 million and a fair value of $280.2 million. Of this total, securities with a fair value of $82.1 million or 29.3% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $198.2 million or 70.7% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $60,000 at March 31, 2023. This compares to $64,000 and $78,000, net of taxes, at December 31, 2022 and March 31, 2022, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2023 and 2022 and December 31, 2022.

Dollars in thousands	March 31, 2023	December 31, 2022	March 31, 2022
Securities available for sale
U.S. Government-sponsored agencies	$19,518	$19,147	$22,658
Mortgage-backed securities	231,091	228,676	252,184
State and political subdivisions	34,349	33,191	33,833
Asset-backed securities	3,284	3,495	4,340
	$288,242	$284,509	$313,015
Securities to be held to maturity
U.S. Government-sponsored agencies	$40,100	$40,100	$38,100
Mortgage-backed securities	59,523	60,497	59,648
State and political subdivisions	257,910	258,549	252,185
Corporate securities	34,750	34,750	27,250
	$392,283	$393,896	$377,183
Less allowance for credit losses	(438)	—	—
Net securities to be held to maturity	$391,845	$393,896	$377,183
Restricted equity securities
Federal Home Loan Bank Stock	$2,837	$2,846	$4,365
Federal Reserve Bank Stock	1,037	1,037	1,037
	$3,874	$3,883	$5,402
Total securities	$683,961	$682,288	$695,600
The Company adopted ASC 326, the CECL standard in the current reporting period. In conjunction with adoption, holdings of AFS Securities and HTM securities were evaluated to determine the need to establish an allowance for credit losses, if any. The total ACL for HTM securities was $438,000 as of March 31, 2023; there was no reserve as of December 31, 2022 and March 31, 2022. Further details are included in Notes 2 and 16 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2023. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	2,832	1.83%	—	0.00%
Due in 5 to 10 years	7,967	1.17%	13,500	1.80%
Due after 10 years	8,719	2.00%	26,600	1.57%
Total	19,518	1.64%	40,100	1.65%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	1	5.47%
Due in 1 to 5 years	223	2.67%	5	8.24%
Due in 5 to 10 years	3,355	1.51%	161	7.23%
Due after 10 years	227,513	2.24%	59,356	1.78%
Total	231,091	2.23%	59,523	1.80%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,788	3.97%
Due in 1 to 5 years	365	5.06%	8,274	3.96%
Due in 5 to 10 years	4,673	2.49%	48,818	3.52%
Due after 10 years	29,311	3.27%	199,030	2.57%
Total	34,349	3.18%	257,910	2.80%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	3,284	6.05%	—	0.00%
Total	3,284	6.05%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	6,750	4.55%
Due in 5 to 10 years	—	0.00%	28,000	4.76%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	34,750	4.72%
	$288,242	2.35%	$392,283	2.70%

Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at March 31, 2023 amounted to $100.1 million, or 14.07% of the amortized cost of the total securities portfolio. At December 31, 2022, this amount was $111.7 million, or 15.65% of the amortized cost of total securities portfolio.
The Company's evaluation of securities for impairment is a quantitative and qualitative process intended to determine whether declines in the fair value of investment securities should be recognized as a charge against the allowance for credit losses. The primary factors considered in evaluating whether a loss should be recognized include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant in determining whether full collection of amounts contractually due will be realized.
The Company's best estimate of cash flows uses severe economic recession assumptions due to market uncertainty. The Company's assumptions include but are not limited to delinquencies, foreclosure levels and constant default rates on the underlying collateral, loss severity ratios, and constant prepayment rates. If the Company does not expect to receive 100% of future contractual principal and interest, a charge against the allowance for credit losses is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.
As of March 31, 2023, the Company had debt securities available-for-sale in an unrealized loss position with a fair value of $544.7 million and unrealized losses of $100.1 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to $451.1 million as of March 31, 2023, compared with $310.2 million at December 31, 2022. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2023:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$1,998	$(1)	$47,521	$(16,607)	$49,519	$(16,608)
Mortgage-backed securities	32,434	(1,532)	240,750	(47,622)	273,184	(49,154)
State and political subdivisions	47,700	(845)	148,282	(30,626)	195,982	(31,471)
Asset-backed securities	—	—	3,284	(63)	3,284	(63)
Corporate Securities	11,430	(1,570)	11,299	(1,201)	22,729	(2,771)
	$93,562	$(3,948)	$451,136	$(96,119)	$544,698	$(100,067)

For securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2023, there were $16.6 million unrealized losses on these securities compared to $17.4 million unrealized losses as of December 31, 2022. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, and that 100% of the amounts contractually due will be collected.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2023, there were $49.2 million of unrealized losses on these securities compared with $53.8 million at December 31, 2022. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2023, there were $31.5 million of unrealized losses on these securities compared to $38.0 million at December 31, 2022. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At March 31, 2023, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2023 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and disruption in the financial markets in general. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.

Asset-backed securities. As of March 31, 2023, there were $63,000 of unrealized losses on these securities compared to $53,000 at December 31, 2022. These securities consist of U.S Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at March 31, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized.
Corporate securities. As of March 31, 2023, there were $2.8 million of unrealized losses on these securities compared to $2.5 million at December 31, 2022. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2023, all corporate bond issuers were current on contractually obligated interest and principal payments. Management believes that the unrealized losses at March 31, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2023, the Bank's investment in FHLB stock totaled $2.8 million. This compares to $2.8 million as of December 31, 2022 and $4.4 million as of March 31, 2022. FHLB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through March 31, 2023. The Company will continue to monitor its investment in FHLB stock.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2023, the Bank had no loans held for sale. This compares to $275,000 loans held for sale at December 31, 2022 and $400,000 loans held for sale at March 31, 2022. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.

Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first three months of 2023, with total loans at $1.98 billion at March 31, 2023, up $68.2 million or 3.6% from total loans of $1.91 billion at December 31, 2022. Commercial loans increased $50.6 million or 7.5% between December 31, 2022 and March 31, 2023, municipal loans increased $6.5 million or 16.1%, residential term loans increased $9.4 million, residential construction increased $2.8 million, and home equity lines of credit increased $447,000. Loans made under the U.S. Small Business Administration's PPP accounted for only $11,000 of commercial loans as of March 31, 2023.
The loan portfolio is segmented into ten classes. Commercial loans comprise five of the classes: commercial real estate owner occupied, commercial real estate non-owner occupied, commercial construction, C&I and multifamily. Residential mortgage loans comprise two of the classes: residential real estate term and residential real estate construction. The remaining classes are municipal loans, home equity loans, and consumer loans. Further descriptions of each class, and the risk factors associated with each, are included in Note 4 of the accompanying financial statements.

The following table summarizes the loan portfolio, by class, at March 31, 2023 and 2022 and December 31, 2022.

Dollars in thousands	March 31, 2023		December 31, 2022		March 31, 2022
Commercial
Real estate owner occupied	$285,224	14.4%	$256,623	13.4%	$223,881	13.1%
Real estate non-owner occupied	384,457	19.4%	363,660	19.0%	292,727	17.2%
Construction	72,705	3.7%	93,907	4.9%	102,982	6.0%
C&I	339,688	17.1%	319,359	16.7%	267,666	15.7%
Multifamily	81,089	4.1%	79,057	4.1%	71,693	4.2%
Municipal	47,166	2.4%	40,619	2.1%	50,867	3.0%
Residential
Term	606,849	30.5%	597,404	31.2%	556,681	32.6%
Construction	52,712	2.7%	49,907	2.6%	36,272	2.1%
Home Equity
Revolving and term	93,522	4.7%	93,075	4.9%	82,502	4.8%
Consumer	19,435	1.0%	21,063	1.1%	22,077	1.3%
Total loans	$1,982,847	100.0%	$1,914,674	100.0%	$1,707,348	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2023.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$210	$12,297	$27,680	$245,037	$285,224
Real estate non-owner occupied	—	16,866	50,856	316,735	384,457
Construction	—	8,026	7,023	57,656	72,705
C&I	450	141,219	89,131	108,888	339,688
Multifamily	—	1,078	410	79,601	81,089
Municipal	524	17,158	9,989	19,495	47,166
Residential
Term	—	6,323	39,306	561,220	606,849
Construction	—	2,013	—	50,699	52,712
Home Equity
Revolving and term	1,197	5,625	4,553	82,147	93,522
Consumer	5,167	7,332	2,847	4,089	19,435
Total loans	$7,548	$217,937	$231,795	$1,525,567	$1,982,847

The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2023.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real Estate Owner Occupied	$17,249	0.9%	$267,975	13.5%	$285,224	14.4%
Real Estate Non-Owner Occupied	86,682	4.4%	297,775	15.0%	384,457	19.4%
Construction	23,077	1.2%	49,628	2.5%	72,705	3.7%
C&I	131,997	6.7%	207,691	10.4%	339,688	17.1%
Multifamily	726	0.0%	80,363	4.1%	81,089	4.1%
Municipal	46,905	2.4%	261	0.0%	47,166	2.4%
Residential
Term	432,814	21.7%	174,035	8.8%	606,849	30.5%
Construction	38,790	2.0%	13,922	0.7%	52,712	2.7%
Home Equity
Revolving and Term	9,160	0.5%	84,362	4.2%	93,522	4.7%
Consumer	13,307	0.7%	6,128	0.3%	19,435	1.0%
Total loans	$800,707	40.5%	$1,182,140	59.5%	$1,982,847	100.0%

Loan Concentrations
As of March 31, 2023 and 2022, the Bank had one concentration of loans that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $223.5 million, or 11.27% of total loans and $206.7 million, or 10.79% of total loans, respectfully.

Credit Risk Management and Allowance for Credit Losses on Loans
Upon adoption of the CECL standard, in the first quarter of 2023, the Company replaced the incurred loss model that recognized loan losses when it became probable that a credit loss would be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation amount that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The ACL consists of three elements: (1) specific reserves for loans individually analyzed; (2) general reserves for each portfolio segment; and, (3) qualitative reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance with similar risk characteristics in the portfolio. Prior to adoption of ASC 326, under the incurred loss methodology, the Company evaluated portfolio risk characteristics largely on loan purpose.
The Company provides for loan losses through the allowance for credit losses which represents an estimated reserve for losses in the loan portfolio. To determine an appropriate level for general reserves, a discounted cash flow approach is applied to each portfolio segment implementing a probability of default and loss given default estimate based upon a number of factors including historical losses over an economic cycle, economic forecasts, loan prepayment speeds and curtailment rates. To determine an appropriate level for qualitative reserves various factors are considered including underwriting policies, credit administration practices, experience, ability and depth of lending management, and economic factors not captured in the general reserve calculation. Adoption of ASC 326 added $6.2 million to the ACL on loans, recorded as a charge to retained earnings.
The allowance for credit losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when Management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The adequacy of the ACL is overseen by the ACL Committee whose membership includes senior level personnel from the Executive, Lending, Credit Administration, and Finance functions of the Bank. While Management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of Management.

The allowance for credit losses includes reserve amounts assigned to individually analyzed loans. This includes loans that had been reported as TDR loans prior to adoption of ASU 2022-02 and loans placed on non-accrual. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2023, individually analyzed loans with specific reserves totaled $2.0 million and the amount of such reserves was $388,000. This compares to individually analyzed loans with specific reserves of $1.8 million at December 31, 2022 and the amount of such reserves was $398,000. Additional detail on individually analyzed loans may be found in Note 3 of the financial statements.
The total ACL on loans at March 31, 2023 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.
The following table summarizes the allocation of allowance by loan class as of March 31, 2023 and 2022 and December 31, 2022. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2023		December 31, 2022		March 31, 2022
Commercial
Real estate owner occupied	$4,470	14.4%	$6,116	36.5%	$5,369	34.5%
Real estate non-owner occupied	4,422	19.4%	—	—%	$—	—%
Construction	1,784	3.7%	821	4.9%	$939	6.0%
C&I	4,838	17.1%	3,097	16.7%	$2,956	15.7%
Multifamily	1,206	4.1%	—	—%	$—	—%
Municipal	307	2.4%	162	2.1%	$156	3.0%
Residential
Term	4,608	30.5%	2,559	32.1%	$2,648	33.1%
Construction	949	2.7%	199	2.6%	$161	2.1%
Home Equity
Revolving and term	603	4.7%	1,029	4.0%	$939	4.3%
Consumer	271	1.0%	1,062	1.1%	$866	1.3%
Unallocated	—	—%	1,678	—%	$1,732	—%
Total	$23,458	100.0%	$16,723	100.0%	$15,766	100.0%

The ACL totaled $23.5 million at March 31, 2023, compared to $16.7 million as of December 31, 2022 and $15.8 million as of March 31, 2022. The increase in the total allowance from December 31, 2022 to March 31, 2023 is attributable to the adoption of CECL.

A breakdown of the ACL on loans as of March 31, 2023, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,792	$678	$4,470
Real estate non-owner occupied	—	3,914	508	4,422
Construction	—	1,729	55	1,784
C&I	291	3,937	610	4,838
Multifamily	—	1,146	60	1,206
Municipal	—	272	35	307
Residential
Term	94	3,786	728	4,608
Construction	—	939	10	949
Home Equity
Revolving and term	3	457	143	603
Consumer	—	244	27	271
	$388	$20,216	$2,854	$23,458

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $550,000 for the first three months of 2023 and $450,000 the first three months of 2022. Net charge-offs were $25,000 in the first three months of 2023, down from $205,000 in the first three months of 2022. Our ACL as a percentage of outstanding loans was 1.18% as of March 31, 2023, up from 0.87% as of December 31, 2022, and up from 0.92% as of March 31, 2022.

The following table summarizes the activities in our allowance for credit losses for the three months ended March 31, 2023 and 2022 and for the year ended December 31, 2022:

Dollars in thousands	March 31, 2023	December 31, 2022	March 31, 2022
Balance at the beginning of period	$16,723	$15,521	$15,521
Loans charged off:
Commercial
Real estate owner occupied	39	—	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	—	309	1
Multifamily	—		—
Municipal	—	—	—
Residential
Term	—	8	—
Construction	—	—	—
Home Equity
Revolving and term	—	29	29
Consumer	37	412	217
Total	76	758	247
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	—	20	16
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	2	13	1
Multifamily	—		—
Municipal	—	—	—
Residential
Term	2	29	8
Construction	—	—	—
Home Equity
Revolving and term	4	4	1
Consumer	43	144	16
Total	51	210	42
Net loans charged off	25	548	205
Provision for credit losses	550	1,750	450
Adoption of ASU No. 2016-13	$6,210	$—	$—
Balance at end of period	$23,458	$16,723	$15,766
Ratio of net loans charged off to average loans outstanding[1]	0.01%	0.03%	0.05%
Ratio of allowance for credit losses to total loans outstanding	1.18%	0.87%	0.92%
1 Annualized using a 365-day basis for both 2023 and 2022.

ACL for Unfunded Commitments
Adoption of CECL resulted in an increase in the Company's ACL for unfunded commitments. Our modeling methodology applies the same class level credit loss factors used in the ACL on loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's balance within other liabilities and totaled $1.4 million as of March 31, 2023.

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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.09% at March 31, 2023 and December 31, 2022 compared to 0.30% at March 31, 2022. The following table shows the distribution of nonperforming loans by class as of March 31, 2023 and 2022 and December 31, 2022:

Dollars in thousands	March 31, 2023	December 31, 2022	March 31, 2022
Commercial
Real estate owner occupied	$152	$193	$604
Real estate non-owner occupied	—	—	27
Construction	23	23	—
C&I	648	663	1,014
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	443	572	3,113
Construction	—	—	—
Home Equity
Revolving and term	534	304	291
Consumer	—	—	—
Total nonperforming loans	$1,800	$1,755	$5,049
Allowance for credit losses as a percentage of nonperforming loans	1303.2%	952.9%	312.3%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2023, there were loans totaling $208,000 that were 90 or more days past due and still accruing interest compared to $241,000 at December 31, 2022 and $46,000 at March 31, 2022.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the financial statements.

Troubled Debt Restructured
Prior to adoption of ASU 2022-02 the Company evaluated loan modifications and other transactions to determine if classification as a TDR was necessary. A TDR constituted a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, granted a concession to the borrower that it would not otherwise consider. To determine whether or not a loan was to be classified as a TDR, Management evaluated a loan based upon the following criteria:
•The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and
•The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.

The following table shows the activity in loans previously classified as TDRs between December 31, 2022 and March 31, 2023:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2022	29	$4,744
Loans paid off in 2023	(1)	(661)
Repayments in 2023	—	(44)
Total at March 31, 2023	28	$4,039

As of March 31, 2023, 23 loans with an aggregate balance of $3.7 million were performing under the modified terms, five loans with an aggregate balance of $334,000 were on nonaccrual and no loans were more than 30 days past due and accruing.As a percentage of aggregate outstanding balance, 91.73% were performing under the modified terms, 8.27% were on nonaccrual and 0.00% were past due and still accruing.

The performance status of all loans previously classified as TDRs, as of March 31, 2023, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$1,031	$—	$—	$1,031
Construction	—	—	—	—
Other	176	—	175	351
Municipal	—	—	—	—
Residential
Term	2,498	—	159	2,657
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	$3,705	$—	$334	$4,039
Percent of balance	91.7%	—%	8.3%	100.0%
Number of loans	23	—	5	28

Residential TDRs as of March 31, 2023 included 20 loans with an aggregate balance of $2.7 million and the modifications granted fell into four major categories. Loans totaling $1.5 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $1.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Short-term rate concessions were granted on loans totaling $220,000. Loans with an aggregate balance of $521,000 were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of March 31, 2023 were comprised of eight loans with a balance of $1.4 million. Of this total, three loans with an aggregate balance of $929,000 had an extended period of interest-only payments, deferring the start of principal repayment. One loan with an aggregate balance of $46,000 had a deferral of payment. The remaining four loans with an aggregate balance of $406,000 had several different modifications.
As of March 31, 2023, Management is aware of four loans previously classified as TDRs that are involved in bankruptcy proceedings with an aggregate outstanding balance of $545,000. There were also five loans with an outstanding balance of $334,000 that were previously classified as TDRs and on non-accrual status, of which no loans were in the process of foreclosure.

Past Due Loans
The Bank's overall loan delinquency ratio was 0.10% at March 31, 2023 compared to 0.08% at December 31, 2022 and 0.25% at March 31, 2022. Loans 90 days delinquent and accruing decreased from $241,000 at December 31, 2022 to $208,000 as of March 31, 2023. The following table sets forth loan delinquencies as of March 31, 2023 and 2022 and December 31, 2022:

Dollars in thousands	March 31, 2023	December 31, 2022	March 31, 2022
Commercial
Real estate owner occupied	$152	$193	$563
Real estate non-owner occupied	—	—	—
Construction	—	—	12
C&I	300	226	269
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	806	452	2,431
Construction	—	—	—
Home Equity
Revolving and term	568	421	827
Consumer	120	167	136
Total	$1,946	$1,459	$4,238
Loans 30-89 days past due to total loans	0.06%	0.04%	0.14%
Loans 90+ days past due and accruing to total loans	0.01%	0.01%	0.00%
Loans 90+ days past due on non-accrual to total loans	0.03%	0.02%	0.11%
Total past due loans to total loans	0.10%	0.08%	0.25%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2023, there was one potential problem loan with a balance of $12,000 or 0.001% of total loans. At December 31, 2022, there were no potential problem loans.
As of March 31, 2023, there were two residential loans in the process of foreclosure with a total balance of $166,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of March 31, 2023, there was one commercial loan in the process of foreclosure with a balance of $151,000. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2023, 2022 and December 31, 2022 there were no OREO properties owned and no allowance for OREO losses.

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 86.7% of total average assets in the first three months of 2023, up from 84.2% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated amongst several major categories: runoff of in-market deposit balances, an inability to renew wholesale sources of funding, and materially increased utilization of available credit lines by borrowers. Of these, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. Stress testing analysis of liquidity resources under various scenarios is conducted no less than quarterly and results are reported to the Bank's Asset/Liability Committee ("ALCO"). Borrowings supplement deposits as a source of liquidity; our borrowings typically consist of customer repurchase agreements and FHLB advances. The Bank tests its borrowing capacity with the Federal Reserve Bank of Boston, the FHLB and Fed Funds lines with other correspondent no less than annually.
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered US Government or Agency bond collateral, available capacity at FHLB, and available authorized brokered deposit issuance capacity. As of March 31, 2023, the Bank had primary sources of contingent liquidity of $830.0 million or 29.9% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $180.0 in borrowing capacity under the Federal Reserve Borrower in Custody program, $51.0 million in credit lines with correspondent banks, and $177.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.238 billion or 44.5% of its total assets. The Bank established borrowing capacity of an additional $47 million at the FRB of Boston under the Bank Term Funding Program ("BTFP") introduced in March 2023, which is included in the primary sources of contingent liquidity total above. To date, no advances have been made under BTFP.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the periods ended March 31, 2023, 2022 and December 31, 2022 the Bank declared dividends to the Company of $3.6 million, $3.4 million, and $3.4 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found Shareholder's Equity below.
Deposits
During the first three months of 2023, total deposits increased by $87.8 million or 3.7% from December 31, 2022 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $55.7 million or 4.2% in the first three months of 2023, money market deposits increased $1.6 million or 0.8%, and certificates of deposit increased $142.0 million or 16.4%.

Between March 31, 2022 and March 31, 2023, total deposits increased by $308.2 million or 14.3%. Low-cost deposits decreased by $88.6 million or 6.6%, money market accounts decreased $3.0 million or 1.5%, and certificates of deposit increased $399.7 million or 65.5%.
Estimated uninsured deposits totaled $404.5 million or 16.4% of total deposits as of March 31, 2023, and $451.6 million or 19.0% of total deposits of December 31, 2022. The company has pledged assets as collateral covering certain deposits; these amounts were $324.7 million and $350.4 million as of March 31, 2023 and December 31, 2022, respectively.

Borrowed Funds
The Company uses funding from the FHLB, the FRB and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2023, borrowed funds decreased $19.6 million or 18.9% from December 31, 2022, primarily in customer repurchase agreements. Between March 31, 2022 and March 31, 2023, borrowed funds decreased by $49.8 million or 37.3%; the reduction was a combination of repayment of FHLB borrowings and lower balances in customer repurchase agreements.

Capital Resources
Shareholders' equity as of March 31, 2023 was $228.5 million, compared to $228.9 million as of December 31, 2022 and $233.6 million as of March 31, 2022. The Company's earnings in the first three months of 2023, net of dividends declared, added $4.2 million to shareholders' equity. The net unrealized loss on available-for-sale securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $40.5 million as of March 31, 2023 and was $44.7 million as of December 31, 2022. Additional information about the net unrealized loss on available-for-sale securities was provided in Note 2 of the Consolidated Financial Statements and in the Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.34 per share was declared in the first quarter of 2023. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 46.58% for the first three months of 2023 compared to 35.96% for the same period in 2022. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2023 is this year's net income plus $49.6 million.
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
The Company met each of the well-capitalized ratio guidelines at March 31, 2023.

The following tables indicate the capital ratios for the Bank and the Company at March 31, 2023 and December 31, 2022.

As of March 31, 2023	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.58%	12.38%	12.38%	13.64%
Company	8.75%	12.43%	12.43%	13.72%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2022	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.81%	12.64%	12.64%	13.52%
Company	9.01%	12.70%	12.70%	13.58%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

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

Off-Balance Sheet Financial Credit Exposures and Contractual Obligations

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

At March 31, 2023, the Bank had four outstanding off-balance sheet, derivative instruments, designated as cash flow hedges and three off-balance sheet, derivative instruments, designated as asset hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $105.0 million and $100.0 million, respectively, and an unrealized loss of $2.2 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At March 31, 2023, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in their being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of March 31, 2023, the Bank had six loan swap agreements in place with a total notional value of $74.3 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2023:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$83,881	$83,800	$81	$—	$—
Operating leases	835	114	195	102	424
Certificates of deposit	1,009,667	636,793	287,367	85,507	—
Total	$1,094,383	$720,707	$287,643	$85,609	$424
Total loan commitments and unused lines of credit	$337,239	$337,239	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2023 was (2.27)% of total assets compared to (5.60)% of total assets at December 31, 2022. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2023, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$45,064	$27,488	$146,793	$460,742
Restricted stock, at cost	2,837	—	—	1,037
Loans held for sale	—	—	—	—
Loans	564,562	223,647	869,767	324,870
Other interest-earning assets	—	26,184	—	—
Non-rate-sensitive assets	11,564	—	—	107,265
Total assets	624,027	277,319	1,016,560	893,914
Interest-bearing deposits	524,156	408,706	450,542	842,020
Borrowed funds	32,300	—	82	—
Non-rate-sensitive liabilities and equity	—	—	—	554,014
Total liabilities and equity	556,456	408,706	450,624	1,396,034
Period gap	$67,571	$(131,387)	$565,936	$(502,120)
Percent of total assets	2.40%	(4.67)%	20.13%	(17.86)%
Cumulative gap (current)	$67,571	$(63,816)	$502,120	$—
Percent of total assets	2.40%	(2.27)%	17.86%	—%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short-

erm rates gradually increase by two percentage points. The Company's modeling as of March 31, 2023 projects net interest income would be unchanged from stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and would increase by approximately 0.2% if short term gradually fall by one percentage point over the next year; net interest income would decrease by approximately 4.6% if rates rise gradually by two percentage points over the next year. Each scenario is well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 7.9% in the two percentage point falling-rate scenario, and higher by 9.1% in the one percentage point falling rate scenario; net interest income would be lower than that earned in a stable rate environment by 2.3% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2023 and December 31, 2022 is presented in the following table:

Changes in Net Interest Income	March 31, 2023	December 31, 2022
Year 1
Projected change if rates decrease by 1.0%	0.2%	0.2%
Projected change if rates decrease by 2.0%	0.0%	0.0%
Projected change if rates increase by 2.0%	(4.6)%	(3.8)%
Year 2
Projected change if rates decrease by 1.0%	9.1%	6.8%
Projected change if rates decrease by 2.0%	7.9%	5.7%
Projected change if rates increase by 2.0%	(2.3)%	(3.4)%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2023, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2023, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.
Cessation of LIBOR
The Company is aware that 1) certain tenors of USD denominated LIBOR indices ceased to be published after December 31, 2021, while other tenors are expected to continue being published until June 30, 2023, and 2) no new contracts referencing LIBOR are to be written after December 31, 2021. The Federal Reserve formed the ARRC to guide the transition process in the United States. ARRC has issued a number of recommendations including the adoption of the SOFR as a replacement for LIBOR. The ISDA, the organization that oversees and guides swap and derivatives markets and participants, continues to work on transitions and has issued a voluntary fallback protocol for market participants. The Company has adopted SOFR as its replacement reference rate index for new transactions. Each of the customer loan interest rate swap contracts the Company has in place as of March 31, 2023 is tied to a LIBOR tenor expected to be published until June 2023. The six contracts in place have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. It is anticipated that necessary actions to amend these legacy contracts and designate a replacement reference rate index will be undertaken prior to June 30, 2023.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2023, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information
Item 1 – Legal Proceedings
The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2022.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the three months ended March 31, 2023:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2023	8,090	$29.41	—	—
February 2023	—	—	—	—
March 2023	—	—	—	—
	8,090	$29.41		—

Item 3 – Default Upon Senior Securities

None.
Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 – Exhibits

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
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 2.3 to the Company's Form 10-K filed March 10, 2023.
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934, furnished within.
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934, furnished within.
Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, furnished within.
Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, furnished within.
Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Extension Definitions Linkbase
Exhibit 104.Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE FIRST BANCORP, INC.

/s/ Tony C. McKim
Tony C. McKim
President & Chief Executive Officer

Date: May 9, 2023

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: May 9, 2023