Form 10-Q
period 2023-06-30
First Bancorp, Inc /ME/
filed 2023-08-04
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2023
Common Stock: 11,086,007 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarter ended June 30,
except for per share amounts	2023	2022	2023	2022
Summary of Operations
Interest Income	$60,098	$41,964	$31,184	$21,431
Interest Expense	26,698	4,646	15,259	2,733
Net Interest Income	33,400	37,318	15,925	18,698
Provision for Credit Losses	701	900	151	450
Non-Interest Income	7,439	8,312	3,870	4,080
Non-Interest Expense	21,565	20,822	10,715	10,172
Net Income	15,365	19,702	7,394	9,997
Per Common Share Data
Basic Earnings per Share	$1.40	$1.80	$0.67	$0.91
Diluted Earnings per Share	1.39	1.79	0.67	0.91
Cash Dividends Declared	0.69	0.66	0.35	0.34
Book Value per Common Share	20.94	20.64	20.94	20.64
Tangible Book Value per Common Share[2]	18.15	17.84	18.15	17.84
Market Value	24.34	30.13	24.34	30.13
Financial Ratios
Return on Average Equity[1]	13.17%	16.61%	12.73%	17.29%
Return on Average Tangible Common Equity[1,2]	15.16%	19.07%	14.67%	19.94%
Return on Average Assets[1]	1.10%	1.55%	1.04%	1.54%
Average Equity to Average Assets	8.37%	9.35%	8.20%	8.91%
Average Tangible Equity to Average Assets[2]	7.28%	8.14%	7.11%	7.73%
Net Interest Margin Tax-Equivalent[1,2]	2.62%	3.18%	2.46%	3.13%
Dividend Payout Ratio	49.29%	36.67%	52.24%	37.36%
Allowance for Credit Losses/Total Loans	1.14%	0.91%	1.14%	0.91%
Non-Performing Loans to Total Loans	0.08%	0.27%	0.08%	0.27%
Non-Performing Assets to Total Assets	0.06%	0.18%	0.06%	0.18%
Efficiency Ratio[2]	51.10%	44.45%	52.27%	43.49%
At Period End
Total Assets	$2,874,815	$2,630,354	$2,874,815	$2,630,354
Total Loans	2,060,953	1,788,355	2,060,953	1,788,355
Total Investment Securities	673,569	686,150	673,569	686,150
Total Deposits	2,499,862	2,252,022	2,499,862	2,252,022
Total Shareholders' Equity	232,003	227,685	232,003	227,685
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

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2023 and 2022 and for the three-month and six-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
August 4, 2023

Consolidated Balance Sheets (Unaudited) The First Bancorp, Inc. and Subsidiary

	June 30, 2023	December 31, 2022	June 30, 2022
Assets
Cash and cash equivalents	$25,077,000	$22,728,000	$23,453,000
Interest bearing deposits in other banks	3,978,000	3,693,000	22,871,000
Securities available for sale	278,355,000	284,509,000	301,737,000
Securities held-to-maturity, net of allowance for credit losses of $428,000 at June 30, 2023[1] (fair value of $336,007,000 at June 30, 2023, $339,011,000 at December 31, 2022 and $335,950,000 at June 30, 2022)	389,987,000	393,896,000	379,693,000
Restricted equity securities, at cost	5,227,000	3,883,000	4,720,000
Loans held for sale	—	275,000	689,000
Loans	2,060,953,000	1,914,674,000	1,788,355,000
Less allowance for credit losses	23,465,000	16,723,000	16,201,000
Net loans	2,037,488,000	1,897,951,000	1,772,154,000
Accrued interest receivable	13,598,000	9,829,000	10,262,000
Premises and equipment, net	27,808,000	28,277,000	29,010,000
Other real estate owned	64,000	—	51,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	62,587,000	63,491,000	55,068,000
Total assets	$2,874,815,000	$2,739,178,000	$2,630,354,000
Liabilities
Demand deposits	$296,950,000	$318,626,000	$324,354,000
NOW deposits	615,370,000	630,416,000	640,497,000
Money market deposits	208,262,000	192,632,000	206,313,000
Savings deposits	329,651,000	369,532,000	376,448,000
Certificates of deposit	1,049,629,000	867,671,000	704,410,000
Total deposits	2,499,862,000	2,378,877,000	2,252,022,000
Borrowed funds – short term	89,401,000	103,399,000	126,501,000
Borrowed funds – long term	25,080,000	84,000	87,000
Other liabilities	28,469,000	27,895,000	24,059,000
Total liabilities	2,642,812,000	2,510,255,000	2,402,669,000
Shareholders' equity
Common stock, one cent par value per share	111,000	110,000	110,000
Additional paid-in capital	69,240,000	68,435,000	67,627,000
Retained earnings	205,539,000	204,343,000	192,565,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(43,781,000)	(44,718,000)	(32,795,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(59,000)	(64,000)	(73,000)
Net unrealized gain on hedging derivative instruments	680,000	544,000	146,000
Net unrealized gain on postretirement costs	273,000	273,000	105,000
Total shareholders' equity	232,003,000	228,923,000	227,685,000
Total liabilities & shareholders' equity	$2,874,815,000	$2,739,178,000	$2,630,354,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,081,800	11,045,186	11,030,236
Book value per common share	$20.94	$20.73	$20.64
Tangible book value per common share	$18.15	$17.93	$17.84
1December 31, 2022 and June 30, 2022 had no allowance for credit losses
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarter ended June 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $801,000 for June 30, 2023 and $582,000 for June 30, 2022)	$50,531,000	$33,899,000	$26,406,000	$17,286,000
Interest on deposits with other banks	89,000	71,000	49,000	62,000
Interest and dividends on investments (includes YTD tax-exempt income of $4,016,000 for June 30, 2023 and $3,657,000 for June 30, 2022)	9,478,000	7,994,000	4,729,000	4,083,000
Total interest income	60,098,000	41,964,000	31,184,000	21,431,000
Interest expense
Interest on deposits	25,392,000	4,026,000	14,475,000	2,401,000
Interest on borrowed funds	1,306,000	620,000	784,000	332,000
Total interest expense	26,698,000	4,646,000	15,259,000	2,733,000
Net interest income	33,400,000	37,318,000	15,925,000	18,698,000
Provision for credit losses - loans	580,000	900,000	30,000	450,000
Reduction in provision for credit losses - debt securities held to maturity	(10,000)	—	(10,000)	—
Provision for credit losses - off-balance sheet credit exposures	131,000	—	131,000	—
Total provision for credit losses	701,000	900,000	151,000	450,000
Net interest income after provision for credit losses	32,699,000	36,418,000	15,774,000	18,248,000
Non-interest income
Investment management and fiduciary income	2,355,000	2,426,000	1,209,000	1,229,000
Service charges on deposit accounts	934,000	904,000	497,000	467,000
Net securities gains (losses)	—	1,000	—	(1,000)
Mortgage origination and servicing income, net of amortization	387,000	878,000	195,000	380,000
Debit card income	2,476,000	2,756,000	1,291,000	1,326,000
Other operating income	1,287,000	1,347,000	678,000	679,000
Total non-interest income	7,439,000	8,312,000	3,870,000	4,080,000
Non-interest expense
Salaries and employee benefits	10,897,000	11,335,000	5,177,000	5,398,000
Occupancy expense	1,710,000	1,578,000	842,000	749,000
Furniture and equipment expense	2,606,000	2,474,000	1,303,000	1,239,000
FDIC insurance premiums	878,000	440,000	534,000	222,000
Amortization of identified intangibles	13,000	35,000	6,000	18,000
Other operating expense	5,461,000	4,960,000	2,853,000	2,546,000
Total non-interest expense	21,565,000	20,822,000	10,715,000	10,172,000
Income before income taxes	18,573,000	23,908,000	8,929,000	12,156,000
Income tax expense	3,208,000	4,206,000	1,535,000	2,159,000
NET INCOME	$15,365,000	$19,702,000	$7,394,000	$9,997,000
Basic earnings per common share	$1.40	$1.80	$0.67	$0.91
Diluted earnings per common share	$1.39	$1.79	$0.67	$0.91
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale, net of taxes	$937,000	$(31,077,000)	$(3,244,000)	$(12,734,000)
Net unrealized gain on transferred securities, net of taxes	5,000	14,000	1,000	5,000
Net unrealized gain on hedging derivative instruments	136,000	146,000	2,872,000	146,000
Other comprehensive income (loss)	1,078,000	(30,917,000)	(371,000)	(12,583,000)
Comprehensive income (loss)	$16,443,000	$(11,215,000)	$7,023,000	$(2,586,000)
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

Six Month Period Ended June 30, 2023 and 2022
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
Net income	—	—	19,702,000	—	19,702,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(31,077,000)	(31,077,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	14,000	14,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	146,000	146,000
Comprehensive income (loss)	—	—	19,702,000	(30,917,000)	(11,215,000)
Cash dividends declared ($0.66 per share)	—	—	(7,278,000)	—	(7,278,000)
Equity compensation expense	—	412,000	—	—	412,000
Payment to repurchase common stock	(8,643)	—	(276,000)	—	(276,000)
Issuance of restricted stock	27,495	—	—	—	—
Proceeds from sale of common stock	12,619	385,000	—	—	385,000
Balance at June 30, 2022	11,030,236	$67,737,000	$192,565,000	$(32,617,000)	$227,685,000

Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
Net income	—	—	15,365,000	—	15,365,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	937,000	937,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	5,000	5,000
Net unrealized gain on hedging derivative instruments, net of tax	—	—	—	136,000	136,000
Comprehensive income	—	—	15,365,000	1,078,000	16,443,000
Cash dividends declared ($0.69 per share)	—	—	(7,643,000)	—	(7,643,000)
Equity compensation expense	—	398,000	—	—	398,000
Payment to repurchase common stock	(12,379)	—	(249,000)	—	(249,000)
Issuance of restricted stock	33,610	—	—	—	—
Proceeds from sale of common stock	15,383	408,000	—	—	408,000
Adoption of ASU No. 2016-13	—	—	(6,277,000)	—	(6,277,000)
Balance at June 30, 2023	11,081,800	$69,351,000	$205,539,000	$(42,887,000)	$232,003,000

Three Month Period Ended June 30, 2023 and 2022
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at March 31, 2022	11,024,086	$67,356,000	$186,324,000	$(20,034,000)	$233,646,000
Net income	—	—	9,997,000	—	9,997,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(12,734,000)	(12,734,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	5,000	5,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	146,000	146,000
Comprehensive income (loss)	—	—	9,997,000	(12,583,000)	(2,586,000)
Cash dividends declared ($0.34 per share)	—	—	(3,750,000)	—	(3,750,000)
Equity compensation expense	—	195,000	—	—	195,000
Payment to repurchase common stock	(199)	—	(6,000)	—	(6,000)
Proceeds from sale of common stock	6,349	186,000	—	—	186,000
Balance at June 30, 2022	11,030,236	$67,737,000	$192,565,000	$(32,617,000)	$227,685,000

Balance at March 31, 2023	11,074,182	$68,941,000	$202,036,000	$(42,516,000)	$228,461,000
Net income	—	—	7,394,000	—	7,394,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,244,000)	(3,244,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	1,000	1,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	2,872,000	2,872,000
Comprehensive income (loss)	—	—	7,394,000	(371,000)	7,023,000
Cash dividends declared ($0.35 per share)	—	—	(3,878,000)	—	(3,878,000)
Equity compensation expense	—	213,000	—	—	213,000
Payment to repurchase common stock	(555)	—	(13,000)	—	(13,000)
Proceeds from sale of common stock	8,173	197,000	—	—	197,000
Balance at June 30, 2023	11,081,800	$69,351,000	$205,539,000	$(42,887,000)	$232,003,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$15,365,000	$19,702,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,012,000	996,000
Change in deferred taxes	(1,503,000)	48,000
Provision for credit losses	701,000	900,000
Loans originated for resale	(1,679,000)	(16,880,000)
Proceeds from sales and transfers of loans	1,993,000	17,342,000
Net gain on sales of loans	(39,000)	(316,000)
Net gain on sale or call of securities	—	(1,000)
Net amortization of premiums on investments	263,000	508,000
Equity compensation expense	398,000	412,000
Net increase in other assets and accrued interest	(550,000)	(5,732,000)
Net (decrease) increase in other liabilities	(226,000)	2,103,000
Net (gain) loss on disposal of premises and equipment	1,000	(14,000)
Amortization of investment in limited partnership	152,000	152,000
Net acquisition amortization	13,000	35,000
Net cash provided by operating activities	15,901,000	19,255,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(285,000)	43,807,000
Proceeds from maturities, payments and calls of securities available for sale	10,619,000	27,123,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	3,441,000	12,907,000
Purchases of securities available for sale	(3,496,000)	(47,998,000)
Purchases of securities to be held to maturity	—	(22,683,000)
Change in restricted equity securities	(1,344,000)	—
Redemption of restricted equity securities	—	645,000
Net increase in loans	(146,391,000)	(140,977,000)
Capital expenditures	(586,000)	(1,107,000)
Proceeds from disposal of premises and equipment	—	37,000
Net cash used by investing activities	(138,042,000)	(128,246,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(60,973,000)	(9,480,000)
Net increase in certificates of deposit	181,958,000	138,205,000
Net (decrease) increase in short-term borrowings	(13,998,000)	45,250,000
Advances on long-term borrowings	25,000,000	—
Repayment on long-term borrowings	(4,000)	(55,004,000)
Payment to repurchase common stock	(249,000)	(276,000)
Proceeds from sale of common stock	408,000	385,000
Dividends paid	(7,652,000)	(7,270,000)
Net cash provided by financing activities	124,490,000	111,810,000
Net increase in cash and cash equivalents	2,349,000	2,819,000
Cash and cash equivalents at beginning of period	22,728,000	20,634,000
Cash and cash equivalents at end of period	$25,077,000	$23,453,000

	For the six months ended June 30,
	2023	2022
Interest paid	$26,369,000	$4,503,000
Income taxes paid	3,170,000	3,216,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$(937,000)	$31,077,000
Net transfer from loans to other real estate owned	64,000	51,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The Company is a financial holding company that owns all of the common stock of the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2023 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2022.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Item 1 - Financial Statements and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	GDP	Gross domestic product
AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IRS	Internal Revenue Service
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	MPF	Mortgage Partnership Finance Program
BTFP	Bank Term Funding Program	OAEM	Other assets especially mentioned
C&I	Commercial and Industrial	OCC	Office of the Comptroller of the Currency
CDs	Certificates of deposit	OCI	Other comprehensive income (loss)
CECL	Current Expected Credit Loss	OIS	Overnight Indexed Swap
CLLD	Construction, land, and land development	OREO	Other real estate owned
DFAST	Dodd Frank Act Stress Tests	POR	Period of Redemption
EPS	Earnings per share	PPP	Paycheck Protection Program
FASB	Financial Accounting Standards Board	PSA	Public Securities Association
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Association
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLBB	Federal Home Loan Bank of Boston	SOFR	Secured Overnight Financing Rate
FHLMC	Federal Home Loan Mortgage Corporation	TDR	Troubled debt restructuring
FNMA	Federal National Mortgage Association	The 2020 Plan	The 2020 Equity Incentive Plan
FOMC	Federal Open Market Committee	The Bank	First National Bank
FRB	Federal Reserve Board	The Company	The First Bancorp, Inc.
FRBB	Federal Reserve Bank of Boston	U.S.	United States of America
GAAP	Accounting principles generally accepted in the U.S.	USD	U.S. Dollar

Risks and Uncertainties
The ongoing conflict between Russia and Ukraine has added to economic uncertainty and geopolitical instability. Concern is developing nationally about the commercial real estate market and the impact a downturn in this sector could have on the banking industry. The failures in 2023 of several regional banks in the U.S. caused further disruption in markets and could have a lingering impact. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.
Subsequent Events
Events occurring subsequent to June 30, 2023, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,029,000	$—	$(6,668,000)	$19,361,000
Mortgage-backed securities	264,092,000	33,000	(41,933,000)	222,192,000
State and political subdivisions	40,434,000	—	(6,815,000)	33,619,000
Asset-backed securities	3,218,000	12,000	(47,000)	3,183,000
	$333,773,000	$45,000	$(55,463,000)	$278,355,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$40,100,000	$—	$(10,150,000)	$29,950,000
Mortgage-backed securities	58,484,000	31,000	(10,991,000)	47,524,000
State and political subdivisions	257,081,000	159,000	(29,547,000)	227,693,000
Corporate securities	34,750,000	—	(3,910,000)	30,840,000
	$390,415,000	$190,000	$(54,598,000)	$336,007,000
Less allowance for credit losses	(428,000)	—	—	—
Net securities to be held to maturity	$389,987,000	$—	$—	$—
Restricted equity securities
Federal Home Loan Bank Stock	$4,190,000	$—	$—	$4,190,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,227,000	$—	$—	$5,227,000
Allowance for Credit Losses: The Company adopted ASC 326, the CECL standard, in the first quarter of 2023. In conjunction with adoption, holdings of AFS and HTM securities were evaluated to determine the need to establish an allowance for credit losses, if any.
AFS securities, as shown in the table above, consist of securities issued by U.S. Government Agencies, U.S. Government Sponsored Entities, State or Local Municipal Governments, or are backed by collateral that is guaranteed by the U.S. Government. We monitor the credit quality of these investments through credit ratings issued by major rating providers and through substantial price changes not consistent with general market movements. Each of the AFS securities is deemed to be investment grade, and no ACL has been established for AFS securities.
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $19,877,000 as of June 30, 2023. These bonds carry similar risk characteristics to the commercial real estate - owner occupied segment of the Bank's loan portfolio described in Note 3; management has elected to apply a loss rate matching the loan segment to the balance of these bonds for purposes of establishing an ACL. Corporate securities in HTM consist of thirteen individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the corporate securities is considered very low and a small ACL has been established. The total ACL for HTM securities was $428,000 as of June 30, 2023; there was no reserve as of December 31, 2022 and June 30, 2022.
Changes in the allowance for credit losses are recorded as credit loss expense, or reversal. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,025,000	$—	$(6,878,000)	$19,147,000
Mortgage-backed securities	271,068,000	55,000	(42,447,000)	228,676,000
State and political subdivisions	40,472,000	2,000	(7,283,000)	33,191,000
Asset-backed securities	3,548,000	—	(53,000)	3,495,000
	$341,113,000	$57,000	$(56,661,000)	$284,509,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$40,100,000	$4,000	$(10,477,000)	$29,627,000
Mortgage-backed securities	60,497,000	42,000	(11,392,000)	49,147,000
State and political subdivisions	258,549,000	154,000	(30,733,000)	227,970,000
Corporate securities	34,750,000	—	(2,483,000)	32,267,000
	$393,896,000	$200,000	$(55,085,000)	$339,011,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,846,000	$—	$—	$2,846,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,883,000	$—	$—	$3,883,000
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$26,021,000	$—	$(4,954,000)	$21,067,000
Mortgage-backed securities	274,652,000	31,000	(30,001,000)	244,682,000
State and political subdivisions	38,450,000	12,000	(6,512,000)	31,950,000
Asset-backed securities	4,126,000	—	(88,000)	4,038,000
	$343,249,000	$43,000	$(41,555,000)	$301,737,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$38,100,000	$—	$(7,390,000)	$30,710,000
Mortgage-backed securities	57,739,000	107,000	(8,403,000)	49,443,000
State and political subdivisions	256,104,000	303,000	(27,816,000)	228,591,000
Corporate securities	27,750,000	—	(544,000)	27,206,000
	$379,693,000	$410,000	$(44,153,000)	$335,950,000
Restricted equity securities
Federal Home Loan Bank Stock	$3,683,000	$—	$—	$3,683,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$4,720,000	$—	$—	$4,720,000

The following table summarizes the contractual maturities of investment securities at June 30, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$2,440,000	$2,435,000
Due in 1 to 5 years	3,545,000	3,359,000	14,594,000	13,811,000
Due in 5 to 10 years	20,275,000	16,707,000	92,570,000	85,504,000
Due after 10 years	309,953,000	258,289,000	280,811,000	234,257,000
	$333,773,000	$278,355,000	$390,415,000	$336,007,000
The following table summarizes the contractual maturities of investment securities at December 31, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,787,000	$1,782,000
Due in 1 to 5 years	3,609,000	3,409,000	14,998,000	14,480,000
Due in 5 to 10 years	18,591,000	15,203,000	86,833,000	81,443,000
Due after 10 years	318,913,000	265,897,000	290,278,000	241,306,000
	$341,113,000	$284,509,000	$393,896,000	$339,011,000
The following table summarizes the contractual maturities of investment securities at June 30, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$12,000	$12,000	$1,792,000	$1,794,000
Due in 1 to 5 years	3,676,000	3,576,000	14,852,000	14,738,000
Due in 5 to 10 years	18,172,000	15,551,000	72,240,000	69,510,000
Due after 10 years	321,389,000	282,598,000	290,809,000	249,908,000
	$343,249,000	$301,737,000	$379,693,000	$335,950,000

At June 30, 2023, securities with a carrying value of $329,615,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $350,411,000 as of December 31, 2022 and $318,833,000 at June 30, 2022, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2023 and 2022:

	For the six months ended June 30,		For the quarter ended June 30,
	2023	2022	2023	2022
Proceeds from sales of securities	$—	$—	$—	$—
Gross realized gains	—	2,000	—	—
Gross realized losses	—	(1,000)	—	(1,000)
Net gain (loss)	$—	$1,000	$—	$(1,000)
Related income taxes	$—	$—	$—	$—

As of June 30, 2023, there were 869 securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$1,981,000	$(19,000)	$47,330,000	$(16,799,000)	$49,311,000	$(16,818,000)
Mortgage-backed securities	22,083,000	(1,435,000)	241,009,000	(51,489,000)	263,092,000	(52,924,000)
State and political subdivisions	66,096,000	(1,995,000)	149,378,000	(34,367,000)	215,474,000	(36,362,000)
Asset-backed securities	—	—	1,516,000	(47,000)	1,516,000	(47,000)
Corporate securities	7,545,000	(1,955,000)	14,045,000	(1,955,000)	21,590,000	(3,910,000)
	$97,705,000	$(5,404,000)	$453,278,000	$(104,657,000)	$550,983,000	$(110,061,000)
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

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of June 30, 2023. HTM corporate debt holdings consist of thirteen individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each were in good standing as of June 30, 2023.

The following table presents the activity in the ACL for held-to-maturity debt securities by major security type for the six months ended June 30, 2023:

	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Impact of adopting ASC 326	229,000	209,000	438,000
Credit loss expense (reduction)	(5,000)	(5,000)	(10,000)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$224,000	$204,000	$428,000
There was no ACL on U.S. Government-sponsored enterprise and agency securities as of June 30, 2023.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of June 30, 2023, none of the Company’s HTM debt securities were past due or on non-accrual status.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $59,000, net of taxes, at June 30, 2023. This compares to $64,000 and $73,000, net of taxes, at December 31, 2022 and June 30, 2022, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of June 30, 2023 and 2022, and December 31, 2022, the Bank's investment in FHLBB stock totaled $4,190,000, $3,683,000 and $2,846,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at June 30, 2023 and 2022 and December 31, 2022.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through June 30, 2023. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
Upon adoption of ASU 2016-13/ASC 326, the CECL standard, as described in Notes 4 and 16 of these financial statements, the Company updated the segmentation of its loan portfolio. The updates primarily consist of reporting what had been a single class, commercial real estate loans, as three classes - commercial real estate owner occupied, commercial real estate non-owner occupied, and commercial multi-family. In addition home equity installment loans which had previously been included in the residential term class are now included in the home equity revolving and term class. Loan data as of June 30, 2023 is reported herein with the new class structure while certain prior period data retains the prior class structure.

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of June 30, 2023 and 2022 and at December 31, 2022:

	June 30, 2023		December 31, 2022		June 30, 2022
Commercial
Real estate owner occupied	$301,320,000	14.6%	$256,623,000	13.4%	$242,161,000	13.5%
Real estate non-owner occupied	396,388,000	19.2%	363,660,000	19.0%	306,471,000	17.2%
Construction	64,094,000	3.1%	93,907,000	4.9%	128,927,000	7.2%
C&I	351,854,000	17.1%	319,359,000	16.7%	275,714,000	15.4%
Multifamily	93,124,000	4.5%	79,057,000	4.1%	68,856,000	3.9%
Municipal	58,252,000	2.8%	40,619,000	2.1%	46,835,000	2.6%
Residential
Term	645,127,000	31.4%	597,404,000	31.2%	571,111,000	31.9%
Construction	30,812,000	1.5%	49,907,000	2.6%	44,011,000	2.5%
Home Equity
Revolving and term	99,666,000	4.8%	93,075,000	4.9%	82,913,000	4.6%
Consumer	20,316,000	1.0%	21,063,000	1.1%	21,356,000	1.2%
Total	$2,060,953,000	100.0%	$1,914,674,000	100.0%	$1,788,355,000	100.0%

Loan balances include net deferred loan costs of $10,824,000 as of June 30, 2023, $10,132,000 as of December 31, 2022, and $9,738,000 as of June 30, 2022. Net deferred loan costs have increased from a year ago and year-to-date due to loan origination unit volume over the period. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $541,345,000 at June 30, 2023, were used to collateralize borrowings from the FHLB. This compares to qualifying loans which totaled $475,233,000 at December 31, 2022, and $461,756,000 at June 30, 2022. In addition, commercial, residential construction and home equity loans totaling $331,836,000 at June 30, 2023, $338,636,000 at December 31, 2022, and $345,798,000 at June 30, 2022, were used to collateralize a standby line of credit at the FRB.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$37,000	$—	$—	$37,000	$301,283,000	$301,320,000	$—
Real estate non-owner occupied	—	—	—	—	396,388,000	396,388,000	—
Construction	—	—	8,000	8,000	64,086,000	64,094,000	—
C&I	346,000	43,000	147,000	536,000	351,318,000	351,854,000	—
Multifamily	—	—	—	—	93,124,000	93,124,000	—
Municipal	—	—	—	—	58,252,000	58,252,000	—
Residential
Term	58,000	1,205,000	376,000	1,639,000	643,488,000	645,127,000	298,000
Construction	—	—	—	—	30,812,000	30,812,000	—
Home equity
Revolving and term	177,000	—	193,000	370,000	99,296,000	99,666,000	7,000
Consumer	202,000	36,000	14,000	252,000	20,064,000	20,316,000	13,000
Total	$820,000	$1,284,000	$738,000	$2,842,000	$2,058,111,000	$2,060,953,000	$318,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2022, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$3,000	$190,000	$193,000	$699,147,000	$699,340,000	$—
Construction	—	—	—	—	93,907,000	93,907,000	—
Other	118,000	23,000	85,000	226,000	319,133,000	319,359,000	34,000
Municipal	—	—	—	—	40,619,000	40,619,000	—
Residential
Term	135,000	33,000	284,000	452,000	596,952,000	597,404,000	118,000
Construction	—	—	—	—	49,907,000	49,907,000	—
Home equity line of credit	241,000	29,000	151,000	421,000	92,654,000	93,075,000	86,000
Consumer	131,000	33,000	3,000	167,000	20,896,000	21,063,000	3,000
Total	$625,000	$121,000	$713,000	$1,459,000	$1,913,215,000	$1,914,674,000	$241,000
Information on the past-due status of loans by class of financing receivable as of June 30, 2022, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$6,000	$191,000	$197,000	$617,291,000	$617,488,000	$—
Construction	—	—	—	—	128,927,000	128,927,000	—
Other	448,000	76,000	83,000	607,000	275,107,000	275,714,000	—
Municipal	—	—	—	—	46,835,000	46,835,000	—
Residential
Term	343,000	497,000	1,195,000	2,035,000	569,076,000	571,111,000	72,000
Construction	—	—	—	—	44,011,000	44,011,000	—
Home equity line of credit	186,000	—	—	186,000	82,727,000	82,913,000	—
Consumer	54,000	64,000	4,000	122,000	21,234,000	21,356,000	4,000
Total	$1,031,000	$643,000	$1,473,000	$3,147,000	$1,785,208,000	$1,788,355,000	$76,000

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
Cash payments received on non-accrual loans are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection.
The following table presents the amortized costs basis of loans on nonaccrual status as of June 30, 2023, December 31, 2022 and June 30, 2022:

	June 30, 2023			December 31, 2022	June 30, 2022
	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Total Nonaccrual	Total Nonaccrual
Commercial
Real estate owner occupied	$—	$—	$—	$193,000	$197,000
Real estate non-owner occupied	—	—	—	—	—
Construction	—	30,000	30,000	23,000	25,000
C&I	372,000	283,000	655,000	663,000	953,000
Multifamily	—	—	—	—	—
Municipal	—	—	—	—	—
Residential
Term	—	533,000	533,000	572,000	3,383,000
Construction	—	—	—	—	—
Home equity
Revolving and term	—	458,000	458,000	304,000	254,000
Consumer	—	—	—	—	—
Total	$372,000	$1,304,000	$1,676,000	$1,755,000	$4,812,000

Individually Analyzed Loans: Individually analyzed loans include loans placed on non-accrual and loans reported as TDR prior to adoption of ASU 2022-02 Troubled Debt Restructurings and Vintage Disclosures, with balances of $250,000 or more. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an individually analyzed loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an individually analyzed loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.
The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2023 by collateral type:

	Collateral Type
	Commercial Real Estate	Residential Real Estate	Total
Commercial
Real estate owner occupied	$—	$—	$—
Real estate non-owner occupied	725,000	—	725,000
Construction	—	—	—
C&I	—	—	—
Residential
Term	—	385,000	385,000
Home Equity
Revolving and term	—	—	—
Total	$725,000	$385,000	$1,110,000
Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

A breakdown of individually analyzed loans by class of financing receivable as of and for the period ended June 30, 2023 is presented in the following table:

				For the six months ended June 30, 2023		For the quarter ended June 30, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate owner occupied	$—	$—	$—	$214,000	$—	$61,000	$—
Real estate non-owner occupied	725,000	841,000	—	805,000	12,000	764,000	5,000
Construction	—	—	—	235,000	—	8,000	—
C&I	—	—	—	108,000	—	39,000	—
Multifamily	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—
Residential
Term	385,000	412,000	—	1,273,000	7,000	853,000	5,000
Construction	—	—	—	—	—	—	—
Home Equity
Revolving and term	—	—	—	357,000	—	179,000	—
Consumer	—	—	—	—	—	—	—
	$1,110,000	$1,253,000	$—	$2,992,000	$19,000	$1,904,000	$10,000
With an Allowance Recorded
Commercial
Real estate owner occupied	$—	$—	$—	$—	$—	$—	$—
Real estate non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
C&I	372,000	458,000	157,000	571,000	—	483,000	—
Multifamily	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—
Residential
Term	514,000	514,000	29,000	991,000	12,000	751,000	6,000
Construction	—	—	—	—	—	—	—
Home Equity
Revolving and term	—	—	—	14,000	—	7,000	—
Consumer	—	—	—	—	—	—	—
	$886,000	$972,000	$186,000	$1,576,000	$12,000	$1,241,000	$6,000
Total
Commercial
Real estate owner occupied	$—	$—	$—	$214,000	$—	$61,000	$—
Real estate non-owner occupied	725,000	841,000	—	805,000	12,000	764,000	5,000
Construction	—	—	—	235,000	—	8,000	—
C&I	372,000	458,000	157,000	679,000	—	522,000	—
Multifamily	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—
Residential
Term	899,000	926,000	29,000	2,264,000	19,000	1,604,000	11,000
Construction	—	—	—	—	—	—	—
Home Equity
Revolving and term	—	—	—	371,000	—	186,000	—
Consumer	—	—	—	—	—	—	—
	$1,996,000	$2,225,000	$186,000	$4,568,000	$31,000	$3,145,000	$16,000
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

Loan Modifications: ASU 2022-02 amends ASC 326 for entities that have adopted ASU 2016-13, the CECL standard, such as the Company. ASU 2022-02 eliminates the accounting guidance for TDRs and introduces new guidance for enhanced reporting of certain loan modifications to borrowers experiencing financial difficulty. Loan modifications may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended June 30, 2023:

	Term Extension
	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivable
C&I	$4,000	0.001%
Total	$4,000

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended June 30, 2023:

Term Extension
Financial Effect
C&I	Extended Term 90 days

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the six months ended June 30, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
C&I	$253,000	$—	$—	$—
Total	$253,000	$—	$—	$—

Troubled Debt Restructured: Prior to adoption of ASU 2022-02, the Company evaluated loan modifications and other transactions to determine if classification as a TDR was necessary. A TDR constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan was to be classified as a TDR, Management evaluated a loan based upon the following criteria:
•The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender; and
•The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of December 31, 2022, the company had 29 loans with a balance of $4,744,000 that were classified as TDRs. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

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
As of December 31, 2022, Management was aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $550,000. As of December 31, 2022, there were five loans with an outstanding balance of $339,000 that were classified as TDRs and were on non-accrual status, of which none were in the process of foreclosure.

Residential Mortgage Loans in Process of Foreclosure
As of June 30, 2023, there were no mortgage loans collateralized by residential real estate in the process of foreclosure. This compares to two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $166,000 as of December 31, 2022, and five mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $537,000 as of June 30, 2022.

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
Commercial and Industry- C&I loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and or capital investment. C&I loans may be secured or unsecured; when secured, collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, equipment, and/or other tangible and intangible assets. C&I loans are primarily paid by the operating cash flow of the borrower. A weakened economy, soft consumer spending, and the rising cost of labor or raw materials are examples of issues that can impact the credit quality in this segment.
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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 35.5% of total Bank capital as of June 30, 2023 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 217.0% of total Bank capital at June 30, 2023, below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the allowance for credit losses as of June 30, 2023, by class of financing receivable and allowance element, is presented in the following table:

As of June 30, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,998,000	$721,000	$4,719,000
Real estate non-owner occupied	—	3,947,000	545,000	4,492,000
Construction	—	1,361,000	108,000	1,469,000
C&I	157,000	3,886,000	678,000	4,721,000
Multifamily	—	1,218,000	94,000	1,312,000
Municipal	—	360,000	39,000	399,000
Residential
Term	29,000	4,020,000	782,000	4,831,000
Construction	—	635,000	(26,000)	609,000
Home Equity
Revolving and term	—	477,000	158,000	635,000
Consumer	—	248,000	30,000	278,000
	$186,000	$20,150,000	$3,129,000	$23,465,000
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

A breakdown of the allowance for loan losses as of June 30, 2022 under the incurred loss method, by class of financing receivable and allowance element, is presented in the following table:

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

The allowance for credit losses as a percent of total loans stood at 1.14% as of June 30, 2023, 0.87% at December 31, 2022 and 0.91% as of June 30, 2022.

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the six months ended June 30, 2023 :

Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$100,000
Impact of adopting ASC 326	1,297,000
Credit loss expense	131,000
Total ending allowance balance	$1,528,000

Credit Quality Indicators: To monitor the credit quality of its loan portfolio, management applies an internal risk rating system to categorize commercial loan segments. Approximately 60% of commercial loan outstanding balances are subject to review and validation annually by an independent consulting firm. Additionally, commercial loan relationships with exposure greater than or equal to 750,000 are subject to review annually by the Company's internal credit review function.

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

Most residential real estate, home equity, and consumer loans are not assigned ratings; therefore they are categorized as performing and non-performing loans. Performing loans include loans that are current and loans that are past due less than 90 days. Loans that are past due more than 90 days are considered non-performing.

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as follows:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2023
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$35,091	$75,256	$42,611	$29,022	$36,714	$71,292	$10,432	$187	$300,605
Special Mention (risk rating 6)	75	—	—	12	503	—	—	—	590
Substandard (risk rating 7)	—	—	—	—	—	125	—	—	125
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	35,166	75,256	42,611	29,034	37,217	71,417	10,432	187	301,320
Current period gross write-offs	—	—	—	—	—	39	—	—	39
Real estate non-owner occupied
Pass (risk rating 1-5)	23,092	71,871	131,461	49,505	28,265	87,469	4,662	—	396,325
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	63	—	—	63
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	23,092	71,871	131,461	49,505	28,265	87,532	4,662	—	396,388
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	8,436	41,688	8,574	1,737	1,063	2,596	—	—	64,094
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	8,436	41,688	8,574	1,737	1,063	2,596	—	—	64,094
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	35,422	68,801	55,927	38,437	6,937	40,691	87,193	16,187	349,595
Special Mention (risk rating 6)	—	105	316	—	43	12	419	—	895
Substandard (risk rating 7)	100	372	35	—	214	575	68	—	1,364
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	35,522	69,278	56,278	38,437	7,194	41,278	87,680	16,187	351,854
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Multifamily
Pass (risk rating 1-5)	5,332	31,747	19,329	16,220	5,959	11,259	1,914	—	91,760
Special Mention (risk rating 6)	—	—	1,364	—	—	—	—	—	1,364
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	5,332	31,747	20,693	16,220	5,959	11,259	1,914	—	93,124
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass (risk rating 1-5)	20,516	6,991	4,352	11,036	5,691	9,666	—	—	58,252
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	20,516	6,991	4,352	11,036	5,691	9,666	—	—	58,252
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2023
Residential
Term
Performing	29,366	137,663	146,868	99,721	41,667	187,272	1,903	134	644,594
Non-performing	—	—	—	—	262	271	—	—	533
Total Term	29,366	137,663	146,868	99,721	41,929	187,543	1,903	134	645,127
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	6,627	22,880	—	1,305	—	—	—	—	30,812
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	6,627	22,880	—	1,305	—	—	—	—	30,812
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	5,632	9,504	2,188	1,253	744	1,836	67,376	10,675	99,208
Non-performing	—	—	—	—	—	118	149	191	458
Total Home Equity Revolving and Term	5,632	9,504	2,188	1,253	744	1,954	67,525	10,866	99,666
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	2,411	2,684	1,425	2,207	643	4,705	6,241	—	20,316
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	2,411	2,684	1,425	2,207	643	4,705	6,241	—	20,316
Current period gross write-offs	1	17	22	14	3	26	—	—	83
Total loans	$172,100	$469,562	$414,450	$250,455	$128,705	$417,950	$180,357	$27,374	$2,060,953

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
The following table presents allowance for credit losses activity by class for the six months and quarter ended June 30, 2023:

Dollars in thousands	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the six months ended June 30, 2023
Beginning balance, prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Charge offs	39	—	—	—	—	—	—	—	—	83	—	122
Recoveries	—	—	—	3	—	—	6	—	7	58	—	74
Provision (credit)	328	177	(295)	(24)	128	105	388	(325)	55	43	—	580
Impact of adopting ASC 326	$(1,686)	$4,315	$943	$1,645	$1,184	$132	$1,878	$735	$(456)	$(802)	$(1,678)	$6,210
Ending balance	$4,719	$4,492	$1,469	$4,721	$1,312	$399	$4,831	$609	$635	$278	$—	$23,465
For the three months ended June 30, 2023
Beginning balance	$4,470	$4,422	$1,784	$4,838	$1,206	$307	$4,608	$949	$603	$271	$—	$23,458
Charge offs	—	—	—	—	—	—	—	—	—	46	—	46
Recoveries	—	—	—	1	—	—	4	—	3	15	—	23
Provision (credit)	249	70	(315)	(118)	106	92	219	(340)	29	38	—	30
Ending balance	$4,719	$4,492	$1,469	$4,721	$1,312	$399	$4,831	$609	$635	$278	$—	$23,465

As of June 30, 2023, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

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

The following table presents allowance for loan losses activity by class for the year ended December 31, 2022:

Dollars in thousands	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2022
Beginning balance	$5,367	$746	$2,830	$157	$2,733	$148	$925	$833	$1,782	$15,521
Charge offs	—	—	309	—	8	—	29	412	—	758
Recoveries	20	—	13	—	29	—	4	144	—	210
Provision (credit)	729	75	563	5	(195)	51	129	497	(104)	1,750
Ending balance	$6,116	$821	$3,097	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2022:

Dollars in thousands	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2022
Beginning balance	$5,367	$746	$2,830	$157	$2,733	$148	$925	$833	$1,782	$15,521
Charge offs	—	—	43	—	—	—	29	287	—	359
Recoveries	17	—	2	—	11	—	1	108	—	139
Provision (credit)	96	405	159	—	(152)	43	69	212	68	900
Ending balance	$5,480	$1,151	$2,948	$157	$2,592	$191	$966	$866	$1,850	$16,201
For the three months ended June 30, 2022
Beginning balance	$5,369	$939	$2,956	$156	$2,648	$161	$939	$866	$1,732	$15,766
Charge offs	$—	$—	$42	$—	$—	$—	$—	$70	$—	$112
Recoveries	$1	$—	$1	$—	$3	$—	$—	$92	$—	$97
Provision (credit)	$110	$212	$33	$1	$(59)	$30	$27	$(22)	$118	$450
Ending balance	$5,480	$1,151	$2,948	$157	$2,592	$191	$966	$866	$1,850	$16,201

Note 5 – Stock-Based Compensation
At the 2020 Annual Meeting, shareholders approved the 2020 Equity Incentive Plan. The 2020 Plan reserves 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards, and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees, and non-employee Directors, and promote the success of the Company. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2020 Plan qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2020 Plan qualifies as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and satisfies NASDAQ guidelines relating to equity compensation.
As of June 30, 2023, 98,810 shares of restricted stock had been granted under the 2020 Plan, of which 83,377 shares remain restricted as of June 30, 2023 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2021	3.0	25,968	0.6
2022	3.0	23,904	1.6
2022	2.5	1,250	1.6
2023	3.0	27,559	2.6
2023	2.0	2,946	1.6
2023	1.0	1,750	0.6
		83,377	1.6
The compensation cost related to these non-vested restricted stock grants is $2,402,000 and is recognized over the vesting terms of each grant. In the six months ended June 30, 2023, $398,000 of expense was recognized for these restricted shares, leaving $1,287,000 in unrecognized expense as of June 30, 2023. In the six months ended June 30, 2022, $412,000 of expense was recognized for restricted shares, leaving $1,155,000 in unrecognized expense as of June 30, 2022.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $408,000 and $385,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the six months ended June 30, 2023 and 2022:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2023
Net income as reported	$15,365,000
Basic EPS: Income available to common shareholders	15,365,000	10,995,399	$1.40
Effect of dilutive securities: restricted stock		83,888
Diluted EPS: Income available to common shareholders plus assumed conversions	$15,365,000	11,079,287	$1.39
For the six months ended June 30, 2022
Net income as reported	$19,702,000
Basic EPS: Income available to common shareholders	19,702,000	10,924,579	$1.80
Effect of dilutive securities: restricted stock		97,508
Diluted EPS: Income available to common shareholders plus assumed conversions	$19,702,000	11,022,087	$1.79
The following table sets forth the computation of basic and diluted EPS for the quarters ended June 30, 2023 and 2022:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2023
Net income as reported	$7,394,000
Basic EPS: Income available to common shareholders	7,394,000	10,989,302	$0.67
Effect of dilutive securities: restricted stock		83,501
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,394,000	11,072,803	$0.67
For the quarter ended June 30, 2022
Net income as reported	$9,997,000
Basic EPS: Income available to common shareholders	9,997,000	10,927,887	$0.91
Effect of dilutive securities: restricted stock		100,142
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,997,000	11,028,029	$0.91

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $584,000 and $550,000 for the six months ended June 30, 2023 and 2022, respectively.
Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $57,000 and $154,000 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the associated accrued liability included in other liabilities in the balance sheet was $2,807,000 compared to $2,893,000 and $2,882,000 at December 31, 2022 and June 30, 2022, respectively.

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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the six months ended June 30,
	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$1,050,000	$1,353,000
Interest cost	10,000	17,000
Benefits paid	(44,000)	(44,000)
Benefit obligation at end of period	$1,016,000	$1,326,000
Funded status
Benefit obligation at end of period	$(1,016,000)	$(1,326,000)
Unamortized gain	(345,000)	(133,000)
Accrued benefit cost at end of period	$(1,361,000)	$(1,459,000)
The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarter ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Interest cost	$10,000	$17,000	$5,000	$9,000
Net periodic benefit cost	$10,000	$17,000	$5,000	$9,000
Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	June 30, 2023	December 31, 2022	June 30, 2022
Unamortized net actuarial gain	$345,000	$345,000	$133,000
Deferred tax expense	(72,000)	(72,000)	(28,000)
Net unrecognized postretirement benefits included in AOCI	$273,000	$273,000	$105,000
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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the six months and quarters ended June 30, 2023 and 2022.

	For the six months ended June 30,		For the quarter ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$(44,718,000)	$(1,718,000)	$(40,537,000)	$(20,061,000)
Unrealized gains (losses) arising during the period	1,186,000	(39,337,000)	(4,106,000)	(16,120,000)
Reclassification of net realized (gains) losses during the period	—	(1,000)	—	1,000
Related deferred taxes	(249,000)	8,261,000	862,000	3,385,000
Net change	937,000	(31,077,000)	(3,244,000)	(12,734,000)
Balance at end of period	$(43,781,000)	$(32,795,000)	$(43,781,000)	$(32,795,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the six months and quarters ended June 30, 2023 and 2022.

	For the six months ended June 30,		For the quarter ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$(64,000)	$(87,000)	$(60,000)	$(78,000)
Amortization of net unrealized gains	6,000	18,000	1,000	6,000
Related deferred taxes	(1,000)	(4,000)	—	(1,000)
Net change	5,000	14,000	1,000	5,000
Balance at end of period	$(59,000)	$(73,000)	$(59,000)	$(73,000)

The following table presents the effect of the Company's derivative financial instruments included in OCI for the six months and quarters ended June 30, 2023 and 2022.

	For the six months ended June 30,		For the quarter ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$544,000	$—	$(2,192,000)	$—
Unrealized gains on cash flow hedging derivatives arising during the period	172,000	185,000	3,635,000	185,000
Related deferred taxes	(36,000)	(39,000)	(763,000)	(39,000)
Net change	136,000	146,000	2,872,000	146,000
Balance at end of period	$680,000	$146,000	$680,000	$146,000
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the six months and quarters ended June 30, 2023 and 2022.

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
The Bank recognizes its derivative instruments in the consolidated balance sheets at fair value. On the date the derivative instrument is entered into, the Bank designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Bank formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Bank also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in OCI. Any ineffective portion is recorded in earnings. The Bank discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

The details of the interest rate swap agreements are as follows:

					June 30, 2023		December 31, 2022		June 30, 2022
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
04/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	$10,000,000	$89,000	$10,000,000	$187,000	$10,000,000	$65,000
04/27/2022	01/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	10,000,000	158,000	10,000,000	233,000	10,000,000	62,000
04/27/2022	04/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	10,000,000	219,000	10,000,000	269,000	10,000,000	58,000
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	75,000,000	1,154,000	—	—	—	—
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	40,000,000	(231,000)	—	—	—	—
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(239,000)	—	—	—	—
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(289,000)	—	—	—	—
					$205,000,000	$861,000	$30,000,000	$689,000	$30,000,000	$185,000

The Company would reclassify unrealized gains or losses accounted for within AOCI into earnings if the interest rate swaps were to become ineffective or the swaps were to terminate for cash flow hedges, or would amortize the gain or loss over the remaining life of the hedged instrument for fair value hedges. Amounts paid or received under the swaps are reported in interest income or interest expense in the consolidated statements of income, and reflected in net income in the consolidated statements of cash flows.
Customer loan derivatives
The Bank will enter into interest rate swaps with qualified commercial customers. Through these arrangements, the Bank is able to provide a means for a loan customer to obtain a long-term fixed rate, while it simultaneously contracts with an approved, highly-rated, third-party financial institution as counterparty to swap the fixed rate for a variable rate. Such loan level arrangements are not designated as hedges for accounting purposes, and are recorded at fair value in the Company’s consolidated balance sheets.

At June 30, 2023 and 2022, and December 31, 2022, there were six customer loan swap arrangements in place, detailed below:

		June 30, 2023			December 31, 2022			June 30, 2022
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$36,852,000	$4,715,000	6	$37,411,000	$4,910,000	6	$38,903,000	$3,440,000
		6	36,852,000	4,715,000	6	37,411,000	4,910,000	6	38,903,000	3,440,000
Receive Fixed, Pay Variable	Other Liabilities	6	36,852,000	(4,715,000)	6	37,411,000	(4,910,000)	6	38,903,000	(3,440,000)
		6	36,852,000	(4,715,000)	6	37,411,000	(4,910,000)	6	38,903,000	(3,440,000)
Total		12	$73,704,000	$—	12	$74,822,000	$—	12	$77,806,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At June 30, 2023, the Bank posted to the counterparty $750,000 of cash as collateral on its swap contracts. There was no required amount to be pledged.
Cessation of LIBOR
The Company adopted SOFR as its replacement reference rate index for each of the customer loan interest rate swap contracts that were tied to a LIBOR tenor. The six contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. The necessary actions to amend these legacy contracts to incorporate the new replacement reference rate index were undertaken during the second quarter 2023.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2023, the prepayment assumption using the PSA model was 106, which translates into an anticipated prepayment rate of 5.09%. The discount rate is 9.375%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2023 and 2022, servicing rights capitalized totaled $17,000 and $237,000, respectively. Servicing rights amortized for the six-month periods ended June 30, 2023 and 2022 were $197,000 and $291,000, respectively. The fair value of servicing rights was $3,639,000, $3,734,000, and $3,751,000 at June 30, 2023, December 31, 2022 and June 30, 2022, respectively. The Bank serviced loans for others totaling $332,993,000, $342,870,000, and $354,308,000 at June 30, 2023, December 31, 2022, and June 30, 2022, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2023	December 31, 2022	June 30, 2022
Mortgage servicing rights	$8,671,000	$8,654,000	$8,579,000
Accumulated amortization	(6,358,000)	(6,161,000)	(5,935,000)
Carrying value	$2,313,000	$2,493,000	$2,644,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2023 and 2022, and at December 31, 2022:

	June 30, 2023	December 31, 2022	June 30, 2022
Certificates of deposit < $100,000	$667,552,000	$489,793,000	$340,876,000
Certificates $100,000 to $250,000	252,720,000	259,614,000	282,180,000
Certificates $250,000 and over	129,357,000	118,264,000	81,354,000
	$1,049,629,000	$867,671,000	$704,410,000
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
Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2023 and 2022, and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023, December 31, 2022 and June 30, 2022.

	At June 30, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,361,000	$—	$19,361,000
Mortgage-backed securities	—	222,192,000	—	222,192,000
State and political subdivisions	—	33,619,000	—	33,619,000
Asset-backed securities	—	3,183,000	—	3,183,000
Total securities available for sale	—	278,355,000	—	278,355,000
Interest rate swap agreements	—	1,620,000	—	1,620,000
Customer loan interest swap agreements	—	4,715,000	—	4,715,000
Total interest rate swap agreements	—	6,335,000	—	6,335,000
Total assets	$—	$284,690,000	$—	$284,690,000

	At June 30, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$759,000	$—	$759,000
Customer loan interest swap agreements	—	4,715,000	—	4,715,000
Total liabilities	$—	$5,474,000	$—	$5,474,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,147,000	$—	$19,147,000
Mortgage-backed securities	—	228,676,000	—	228,676,000
State and political subdivisions	—	33,191,000	—	33,191,000
Asset-backed securities	—	3,495,000	—	3,495,000
Total securities available for sale	—	284,509,000	—	284,509,000
Interest rate swap agreements	—	689,000	—	689,000
Customer loan interest swap agreements	—	4,910,000	—	4,910,000
Total interest rate swap agreements	—	5,599,000	—	5,599,000
Total assets	$—	$290,108,000	$—	$290,108,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$4,910,000	$—	$4,910,000
Total liabilities	$—	$4,910,000	$—	$4,910,000

	At June 30, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$21,067,000	$—	$21,067,000
Mortgage-backed securities	—	244,682,000	—	244,682,000
State and political subdivisions	—	31,950,000	—	31,950,000
Asset-backed securities	—	4,038,000	—	4,038,000
Total securities available for sale	—	301,737,000	—	301,737,000
Interest rate swap agreements	—	185,000	—	185,000
Customer loan interest swap agreements	—	3,440,000	—	3,440,000
Total interest swap agreements	—	3,625,000	—	3,625,000
Total assets	$—	$305,362,000	$—	$305,362,000

	At June 30, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$3,440,000	$—	$3,440,000
Total liabilities	$—	$3,440,000	$—	$3,440,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve for each of the periods presented. OREO is presented net of no allowance at June 30, 2023 and 2022. There was no OREO or related allowance at December 31, 2022. Only collateral-dependent individually analyzed loans with a related specific allowance for credit losses or a partial charge off are included in individually analyzed loans for purposes of fair value disclosures.
Individually analyzed loans below are presented net of specific allowances of $157,000, $135,000 and $335,000 at June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

	At June 30, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,639,000	$—	$3,639,000
OREO	—	64,000	—	64,000
Individually analyzed loans	—	215,000	—	215,000
Total assets	$—	$3,918,000	$—	$3,918,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,734,000	$—	$3,734,000
Individually analyzed loans	—	20,000	—	20,000
Total assets	$—	$3,754,000	$—	$3,754,000

	At June 30, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,751,000	$—	$3,751,000
OREO	—	51,000	—	51,000
Individually analyzed loans	—	5,000	—	5,000
Total assets	$—	$3,807,000	$—	$3,807,000

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

The carrying amount and estimated fair values for financial instruments as of June 30, 2023 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$389,987,000	$336,007,000	$—	$336,007,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	688,497,000	653,180,000	—	—	653,180,000
Construction	62,625,000	59,413,000	—	—	59,413,000
Other	438,945,000	427,185,000	—	215,000	426,970,000
Municipal	57,853,000	53,169,000	—	—	53,169,000
Residential
Term	640,296,000	572,873,000	—	—	572,873,000
Construction	30,203,000	30,089,000	—	—	30,089,000
Home equity line of credit	99,031,000	99,975,000	—	—	99,975,000
Consumer	20,038,000	17,984,000	—	—	17,984,000
Total loans	2,037,488,000	1,913,868,000	—	215,000	1,913,653,000
Mortgage servicing rights	2,313,000	3,639,000	—	3,639,000	—
Financial liabilities
Local certificates of deposit	$332,390,000	$311,328,000	$—	$311,328,000	$—
National certificates of deposit	717,239,000	719,323,000	—	719,323,000	—
Total certificates of deposit	1,049,629,000	1,030,651,000	—	1,030,651,000	—
Repurchase agreements	48,401,000	48,293,000	—	48,293,000	—
Federal Home Loan Bank advances	66,080,000	66,050,000	—	66,050,000	—
Total borrowed funds	114,481,000	114,343,000	—	114,343,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2022 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$393,896,000	$339,011,000	$—	$339,011,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	692,541,000	669,752,000	—	—	669,752,000
Construction	92,994,000	89,934,000	—	—	89,934,000
Other	315,917,000	312,219,000	—	20,000	312,199,000
Municipal	40,439,000	38,069,000	—	—	38,069,000
Residential
Term	611,350,000	558,274,000	—	—	558,274,000
Construction	49,686,000	44,410,000	—	—	44,410,000
Home equity line of credit	75,416,000	78,878,000	—	—	78,878,000
Consumer	19,883,000	18,142,000	—	—	18,142,000
Total loans	1,898,226,000	1,809,678,000	—	20,000	1,809,658,000
Mortgage servicing rights	2,493,000	3,734,000	—	3,734,000	—
Financial liabilities
Local certificates of deposit	$291,152,000	$275,658,000	$—	$275,658,000	$—
National certificates of deposit	576,519,000	569,883,000	—	569,883,000	—
Total certificates of deposit	867,671,000	845,541,000	—	845,541,000	—
Repurchase agreements	64,409,000	64,289,000	—	64,289,000	—
Federal Home Loan Bank advances	39,074,000	39,064,000	—	39,064,000	—
Total borrowed funds	103,483,000	103,353,000	—	103,353,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2022 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$379,693,000	$335,950,000	$—	$335,950,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	611,302,000	610,394,000	—	—	610,394,000
Construction	127,628,000	127,438,000	—	—	127,438,000
Other	272,386,000	272,521,000	—	5,000	272,516,000
Municipal	46,658,000	47,414,000	—	—	47,414,000
Residential
Term	580,076,000	548,022,000	—	—	548,022,000
Construction	43,795,000	40,690,000	—	—	40,690,000
Home equity line of credit	70,620,000	73,594,000	—	—	73,594,000
Consumer	20,378,000	19,026,000	—	—	19,026,000
Total loans	1,772,843,000	1,739,099,000	—	5,000	1,739,094,000
Mortgage servicing rights	2,644,000	3,751,000	—	3,751,000	—
Financial liabilities
Local certificates of deposit	$254,717,000	$246,032,000	$—	$246,032,000	$—
National certificates of deposit	449,693,000	441,369,000	—	441,369,000	—
Total certificates of deposit	704,410,000	687,401,000	—	687,401,000	—
Repurchase agreements	71,501,000	71,448,000	—	71,448,000	—
Federal Home Loan Bank advances	55,087,000	55,072,000	—	55,072,000	—
Total borrowed funds	126,588,000	126,520,000	—	126,520,000	—

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

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU expands the use of proportional amortization method of accounting — currently allowed only for investments in low-income housing tax credit (LIHTC) structures — to equity investments in other tax credit structures that meet certain criteria. The proportional amortization method results in (1) the tax credit investment being amortized in proportion to the allocation of tax credits and other tax benefits in each period and (2) net presentation within the income tax line item. The ASU is effective beginning in 2024 for calendar year-end public business entities. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

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
Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date a derivative contract is entered into, the derivative is designated as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The relationships between hedging instruments and hedged items is formally documented, as is the risk management objectives and strategy for undertaking various hedge transactions. Both at the hedge’s inception and on an ongoing basis, determination is made as to whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in OCI and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments, including customer loan swaps, are recorded at fair value with changes in fair value recorded in earnings. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.
Risks and Uncertainties. The nation's economy continues to demonstrate areas of strength and areas of weakness post-pandemic. Inflation is beginning to moderate as evidenced by recent trends in the Consumer Price Index, which had risen at levels not experienced since the 1980s. The labor market remains very tight with very low rates of unemployment and strong job creation, each contributing to inflationary pressure. To address the inflation problem, the FOMC has removed accommodative monetary policies and aggressively increased short-term interest rates throughout 2022 and into 2023. The pace of increase by the FOMC has slowed and there is ongoing debate as to how close to the end of the rate hiking cycle the FOMC may be. If the FOMC does not increase rates enough, it risks an ongoing inflation problem; an overshoot on rate increases risks entering the economy into a recession. There is developing concern nationally on the commercial real estate market given high vacancy numbers in some locations. The conflict between Russia and Ukraine is ongoing and has generally added to economic uncertainty and geopolitical instability. The failures in 2023 of several regional banks further roiled markets and introduced new sources of uncertainty. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

Use of Non-GAAP Financial Measures
Certain information in this release contains financial information determined by methods other than in accordance with GAAP. Management uses these “non-GAAP” measures in its analysis of the Company's performance (including for purposes of determining the compensation of certain executive officers and other Company employees) and believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods and with other financial institutions, as well as demonstrating the effects of significant gains and charges in the current period, in light of the disclosure practices employed by many other publicly-traded financial institutions. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. Management believes that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in the Company's underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2023	2022	2023	2022
Net interest income as presented	$33,400	$37,318	$15,925	$18,698
Effect of tax-exempt income	1,280	1,127	661	570
Net interest income, tax equivalent	$34,680	$38,445	$16,586	$19,268

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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2023	2022	2023	2022
Non-interest expense, as presented	$21,565	$20,822	$10,715	$10,172
Net interest income, as presented	33,400	37,318	15,925	18,698
Effect of tax-exempt interest income	1,280	1,127	661	570
Non-interest income, as presented	7,439	8,312	3,870	4,080
Effect of non-interest tax-exempt income	86	84	43	43
Net securities (gains) losses	—	(1)	—	1
Adjusted net interest income plus non-interest income	$42,205	$46,840	$20,499	$23,392
Non-GAAP efficiency ratio	51.10%	44.45%	52.27%	43.49%
GAAP efficiency ratio	52.80%	45.63%	54.13%	44.66%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2023	2022	2023	2022
Average shareholders' equity as presented	$235,242	$239,267	$232,991	$231,980
Less average intangible assets	(30,850)	(30,910)	(30,853)	(30,919)
Average tangible shareholders' common equity	$204,392	$208,357	$202,138	$201,061
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2023	2022	2023	2022
Net Income, as presented	$15,365	$19,702	$7,394	$9,997
Add: provision for credit losses	701	900	151	450
Add: income taxes expense	3,208	4,206	1,535	2,159
Pre-tax, pre-provision net income	$19,274	$24,808	$9,080	$12,606

Executive Summary
Net income for the six months ended June 30, 2023 was $15.4 million, down $4.3 million or 22.0% from the same period in 2022. Earnings per common share on a fully diluted basis were $1.39 for the six months ended June 30, 2023, down $0.40 or 22.3% from the $1.79 posted for the same period in 2022. Dividends totaling $0.69 per share have been declared year-to-date, representing a payout to our shareholders of 49.29% of basic earnings per share for the period. For the quarter ended June 30, 2023, net income was $7.4 million, down $2.6 million or 26.0% from the same period in 2022. Earnings per common share on a fully diluted basis were $0.67 for the quarter ended June 30, 2023, down $0.24 or 26.4% from the $0.91 posted for the same period in 2022.
Net interest income on a tax-equivalent basis was down $3.8 million or 9.8% in the six months ended June 30, 2023 compared to the same period in 2022. The tax equivalent net interest margin for the six months ended June 30, 2023, was 2.62%, down from 3.18% for the same period in 2022. The period to period change in net interest income and net interest margin is primarily attributable to increased funding costs; also contributing was $1.1 million in PPP revenue earned in 2022 which was non-continuing. For the quarter ended June 30, 2023, net interest income on a tax-equivalent basis decreased $2.7 million or 13.9% compared to the same period in 2022, with a net interest margin of 2.46% compared to 3.13% for the same period in 2022.
Non-interest income for the six months ended June 30, 2023 was $7.4 million, down $873,000 or 10.5%, from the six months ended June 30, 2022. As compared to the prior year period, mortgage banking revenue decreased $491,000 or 55.9% on lower volume of mortgage sales and negative marks taken against mortgage servicing rights valuation. Debit card revenue was down $280,000 or 10.2% due to timing of program incentive payments, and revenue at First National Wealth Management decreased $71,000 or 2.9%.
Non-interest expense for the six months ended June 30, 2023 was $21.6 million, up $743,000 or 3.6% from the six months ended June 30, 2022. Salaries and employee benefits decreased 3.9% from the same period in 2022, while other operating expense increased 10.1% over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.06% of total assets as of June 30, 2023, down from 0.18% of total assets as of June 30, 2022 and level with December 31, 2022. Total past-due loans were 0.14% of total loans as of June 30, 2023, up slightly from 0.08% of total loans as of December 31, 2022 and down from 0.18% as of June 30, 2022.
The provision for credit losses - loans for the first six months of 2023 was $580,000, down from the $900,000 provisioned in the same period in 2022. Net loan chargeoffs for the six months ended June 30, 2023 were $48,000 or 0.005% of average loans on an annualized basis, down from net charge-offs of $220,000 or 0.030% of total loans for the six months ended June 30, 2022. The ACL for loans increased $6.7 million between December 31, 2022 and June 30, 2023, and now stands at 1.14% of loans outstanding as of June 30, 2023, up from 0.87% at December 31, 2022 and 0.91% at June 30, 2022. Most of the dollar increase in the ACL is the result of CECL adoption.
The Company's balance sheet continued to expand in the first six months of 2023 as total assets increased $135.6 million or 5.0% year-to-date. The loan portfolio increased $146.3 million or 7.6% in the six months ended June 30, 2023 and $272.6 million or 15.2% from a year ago. Loan growth in the first six months of 2023 was centered in the commercial and residential portfolios. Commercial loans increased by $94.2 million during the period, led by increases in owner-occupied commercial real estate of $44.7 million, non-owner occupied commercial real estate of $32.7 million and commercial & industrial loans of $32.5 million; commercial construction balances decreased by $29.8 million as a number of projects converted to permanent financing. Residential term loans increased by $47.7 million in the first six months of 2023, while residential construction loans decreased by $19.1 million. The investment portfolio decreased $8.7 million year-to-date and decreased $12.6 million from a year ago based upon cash flow of amortizing securities, limited reinvestment or new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet total deposits have increased $121.0 million, or 5.1%, year-to-date to $2.50 billion. In the six months ended June 30, 2023 total local deposits fell by $4.4 million, or 0.3%, well within a normal range. Low-cost deposits (Demand, NOW, Savings) decreased $76.6 million or 5.8% during the period, while Money Market balances increased $15.6 million and CDs increased $182.0 million, as depositors shifted balances to higher cost product types. To balance the seasonal runoff and to support earning asset growth, wholesale CDs have increased $140.7 million year-to-date, while borrowings have increased by $11.0 million.
Remaining well capitalized is a top priority for The Company. The Company's total risk-based capital ratio was 13.66% as of June 30, 2023, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRB, and the OCC.
Among the Company's operating ratios, the return on average assets was 1.10% and return on average tangible common equity of 15.16% for the six months ended June 30, 2023 compared to 1.55% and 19.07%, respectively, for the same period in 2022. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 51.10% for the six months ended June 30, 2023 compared to 44.45% for the same period in 2022.

Net Interest Income
Total interest income of $60.1 million for the six months ended June 30, 2023 was an increase of $18.1 million or 43.2% compared to total interest income of $42.0 million for the same period of 2022; interest income for the prior period included $1.1 million of non-recurring PPP revenue. Growth in earning assets coupled with higher interest rates resulted in the period to period increase. Higher market interest rates resulting from FOMC actions coupled with changing customer product preferences to higher cost money market and CD products led to total interest expense of $26.7 million for the six months ended June 30, 2023, an increase of $22.1 million or 474.6% compared to total interest expense for the six months ended June 30, 2022. As a result, net interest income of $33.4 million for the six months ended June 30, 2023 was a decrease of $3.9 million or 10.5% compared to net interest income of $37.3 million for the same period ended June 30, 2022; excluding the PPP income, the period-to-period change would have been 7.7%. The Company's net interest margin on a tax-equivalent basis for the six months ended June 30, 2023 was 2.62%, down from 3.18% for the first six months of 2022. Tax-exempt interest income amounted to $4.8 million for the six months ended June 30, 2023 compared to $4.2 million for the six months ended June 30, 2022.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2023 and 2022. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the six months ended
	June 30, 2023		June 30, 2022
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$89	4.89%	$71	0.52%
Investments	10,546	3.11%	8,967	2.61%
Loans held for sale	—	0.00%	9	2.29%
Loans	50,743	5.15%	34,044	4.00%
Total interest income	61,378	4.63%	43,091	3.57%
Interest expense
Deposits	25,392	2.40%	4,026	0.44%
Other borrowings	1,306	2.16%	620	0.94%
Total interest expense	26,698	2.39%	4,646	0.47%
Net interest income	$34,680		$38,445
Interest rate spread		2.25%		3.10%
Net interest margin		2.62%		3.18%

	For the quarters ended
	June 30, 2023		June 30, 2022
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$49	5.45%	$62	0.87%
Investments	5,264	3.10%	4,577	2.67%
Loans held for sale	—	0.00%	6	5.36%
Loans	26,532	5.26%	17,356	3.97%
Total interest-earning assets	31,845	4.72%	22,001	3.57%
Interest expense
Deposits	14,475	2.68%	2,401	0.51%
Other borrowings	784	2.33%	332	1.01%
Total interest expense	15,259	2.66%	2,733	0.54%
Net interest income	$16,586		$19,268
Interest rate spread		2.06%		3.03%
Net interest margin		2.46%		3.13%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2023 compared to 2022. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the six months ended June 30, 2023 compared to 2022
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(61)	$592	$(513)	$18
Investment securities	(115)	1,716	(22)	1,579
Loans held for sale	(9)	(9)	9	(9)
Loans	5,365	9,791	1,543	16,699
Change in interest income	5,180	12,090	1,017	18,287
Interest expense
Deposits	629	17,933	2,804	21,366
Other borrowings	(53)	809	(70)	686
Change in interest expense	576	18,742	2,734	22,052
Change in net interest income	$4,604	$(6,652)	$(1,717)	$(3,765)
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2023 compared to 2022
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(54)	$327	$(286)	$(13)
Investment securities	(41)	735	(7)	687
Loans held for sale	(5)	(6)	5	(6)
Loans	2,646	5,666	864	9,176
Change in interest income	2,546	6,722	576	9,844
Interest expense
Deposits	331	10,321	1,422	12,074
Other borrowings	8	433	11	452
Change in interest expense	339	10,754	1,433	12,526
Change in net interest income	$2,207	$(4,032)	$(857)	$(2,682)

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters ended June 30, 2023 and 2022:

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Assets
Cash and cash equivalents	$22,993	$22,271	$23,236	$24,676
Interest-bearing deposits in other banks	3,671	27,378	3,608	28,646
Securities available for sale (includes tax exempt securities of $36,630 and $34,751 at June 30, 2023 and 2022, respectively)	286,004	311,281	284,047	302,850
Securities to be held to maturity, net of allowance for credit losses of $428 at June 30, 2023[1] (included tax exempt securities of $256,942 and $252,312 at June 30, 2023 and 2022, respectively)	391,948	375,461	390,907	379,111
Restricted equity securities, at cost	5,050	5,113	5,642	4,845
Loans held for sale	35	792	42	449
Loans	1,985,507	1,715,229	2,022,252	1,754,773
Allowance for credit losses	(20,355)	(15,757)	(23,648)	(15,954)
Net loans	1,965,152	1,699,472	1,998,604	1,738,819
Accrued interest receivable	13,123	9,597	14,420	10,329
Premises and equipment	28,163	29,017	28,122	29,086
Other real estate owned	2	1	4	1
Goodwill	30,646	30,646	30,646	30,646
Other assets	62,707	49,333	63,560	53,176
Total Assets	$2,809,494	$2,560,362	$2,842,838	$2,602,634
Liabilities & Shareholders' Equity
Demand deposits	$293,648	$324,875	$286,432	$321,143
NOW deposits	617,586	645,566	628,900	634,251
Money market deposits	192,341	218,729	190,671	236,470
Savings deposits	346,546	369,373	333,872	372,088
Certificates of deposit	978,477	612,608	1,009,771	658,442
Total deposits	2,428,598	2,171,151	2,449,646	2,222,394
Borrowed funds – short term	96,972	133,466	109,595	131,233
Borrowed funds – long term	25,080	87	25,080	87
Dividends payable	874	819	871	855
Other liabilities	22,728	15,572	24,655	16,085
Total Liabilities	2,574,252	2,321,095	2,609,847	2,370,654
Shareholders' Equity:
Common stock	111	110	111	110
Additional paid-in capital	68,769	67,162	68,963	67,363
Retained earnings	208,241	189,500	206,953	192,668
Net unrealized loss on securities available for sale	(41,545)	(17,524)	(41,376)	(28,181)
Net unrealized loss on securities transferred from available for sale to held to maturity	(61)	(81)	(60)	(75)
Net unrealized loss on cash flow hedging derivative instruments	(546)	(5)	(1,873)	(10)
Net unrealized gain on postretirement benefit costs	273	105	273	105
Total Shareholders' Equity	235,242	239,267	232,991	231,980
Total Liabilities & Shareholders' Equity	$2,809,494	$2,560,362	$2,842,838	$2,602,634
1June 30, 2022 had no allowance for credit losses

Non-Interest Income
Non-interest income of $7.4 million for the six months ended June 30, 2023 is a decrease of $873,000 compared to the same period in 2022. The primary change period-to-period was Mortgage Banking revenue which was down $491,000, or 55.9%; the decrease is attributable to a year-to-year decrease in mortgage refinance activity and marks against mortgage servicing rights. Debit card revenue was down $280,000 or 10.2%. Debit card interchange revenue has been reasonably steady year-over-year, and revenue changes are mostly attributable to the timing of annual incentive payments. Revenue at First National Wealth Management decreased $71,000 or 2.9% over the same period. Non-interest income of $3.9 million for the quarter ended June 30, 2023 is a decrease of $210,000 compared to the same period in 2022; the decrease is primarily attributable to Mortgage Banking revenue due to the reasons mentioned above.

Non-Interest Expense
Non-interest expense of $21.6 million for the six months ended June 30, 2023 is an increase of 3.6% or $743,000 compared to non-interest expense of $20.8 million for the same period in 2022. Salaries and employee benefits decreased $438,000 or 3.9%, while other operating expense increased $501,000 or 10.1%. FDIC insurance premiums increased by $438,000 due to a base rate increase impacting all banks. Non-interest expense of $10.7 million for the quarter ended June 30, 2023 is an increase of 5.3% compared to non-interest expense of $10.2 million for the same period in 2022 due to the reasons mentioned.

Income Taxes
Income taxes on operating earnings were $3.2 million for the six months ended June 30, 2023, down $1.0 million from the same period in 2022.

Investments
The carrying value of the Company's investment portfolio decreased by $8.7 million between December 31, 2022 and June 30, 2023 from $682.3 million to $673.6 million. The change in value of the portfolio is attributable to a combination of incoming cash flow from amortizing investments, limited re-investment or new purchases, the effects of interest rate movement on the fair value of AFS holdings, and the establishment of an ACL for HTM securities. As of June 30, 2023, mortgage-backed securities had a carrying value of $280.7 million and a fair value of $269.7 million. Of this total, securities with a fair value of $78.3 million or 29.0% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $191.4 million or 71.0% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
The Company's investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than potential future sale. For securities to be categorized as HTM, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $59,000 at June 30, 2023. This compares to $64,000 and $73,000, net of taxes, at December 31, 2022 and June 30, 2022, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2023 and 2022 and December 31, 2022.

Dollars in thousands	June 30, 2023	December 31, 2022	June 30, 2022
Securities available for sale
U.S. Government-sponsored agencies	$19,361	$19,147	$21,067
Mortgage-backed securities	222,192	228,676	244,682
State and political subdivisions	33,619	33,191	31,950
Asset-backed securities	3,183	3,495	4,038
	$278,355	$284,509	$301,737
Securities to be held to maturity
U.S. Government-sponsored agencies	$40,100	$40,100	$38,100
Mortgage-backed securities	58,484	60,497	57,739
State and political subdivisions	257,081	258,549	256,104
Corporate securities	34,750	34,750	27,750
	$390,415	$393,896	$379,693
Less allowance for credit losses	(428)	—	—
Net securities to be held to maturity	$389,987	$393,896	$379,693
Restricted equity securities
Federal Home Loan Bank Stock	$4,190	$2,846	$3,683
Federal Reserve Bank Stock	1,037	1,037	1,037
	$5,227	$3,883	$4,720
Total securities	$673,569	$682,288	$686,150
The Company adopted ASC 326, the CECL standard in the current reporting period. In conjunction with adoption, holdings of AFS Securities and HTM securities were evaluated to determine the need to establish an allowance for credit losses, if any. The total ACL for HTM securities was $428,000 as of June 30, 2023; there was no reserve as of December 31, 2022 and June 30, 2022. Further details are included in Notes 2 and 16 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2023. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	2,806	1.83%	—	0.00%
Due in 5 to 10 years	7,903	1.17%	13,500	1.78%
Due after 10 years	8,652	2.00%	26,600	1.57%
Total	19,361	1.64%	40,100	1.64%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	188	2.68%	4	8.22%
Due in 5 to 10 years	3,897	1.96%	152	7.16%
Due after 10 years	218,107	2.26%	58,328	1.77%
Total	222,192	2.26%	58,484	1.79%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,690	3.92%
Due in 1 to 5 years	365	5.06%	8,590	3.95%
Due in 5 to 10 years	4,907	2.48%	50,918	3.47%
Due after 10 years	28,347	3.28%	195,883	2.50%
Total	33,619	3.18%	257,081	2.75%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	3,183	6.32%	—	0.00%
Total	3,183	6.32%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.50%
Due in 1 to 5 years	—	0.00%	6,000	4.74%
Due in 5 to 10 years	—	0.00%	28,000	4.62%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	34,750	4.57%
	$278,355	2.37%	$390,415	2.65%

Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at June 30, 2023 amounted to $110.1 million, or 15.64% of the amortized cost of the total securities portfolio. At December 31, 2022, this amount was $111.7 million, or 15.65% of the amortized cost of total securities portfolio.
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
As of June 30, 2023, the Company had debt securities in an unrealized loss position with a fair value of $551.0 million and unrealized losses of $110.1 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to a fair value $453.3 million as of June 30, 2023, compared with $310.2 million at December 31, 2022. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2023:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$1,981	$(19)	$47,330	$(16,799)	$49,311	$(16,818)
Mortgage-backed securities	22,083	(1,435)	241,009	(51,489)	263,092	(52,924)
State and political subdivisions	66,096	(1,995)	149,378	(34,367)	215,474	(36,362)
Asset-backed securities	—	—	1,516	(47)	1,516	(47)
Corporate Securities	7,545	(1,955)	14,045	(1,955)	21,590	(3,910)
	$97,705	$(5,404)	$453,278	$(104,657)	$550,983	$(110,061)

For securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2023, there were $16.8 million unrealized losses on these securities compared to $17.4 million unrealized losses as of December 31, 2022. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, and that 100% of the amounts contractually due will be collected.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2023, there were $52.9 million of unrealized losses on these securities compared with $53.8 million at December 31, 2022. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2023, there were $36.4 million of unrealized losses on these securities compared to $38.0 million at December 31, 2022. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At June 30, 2023, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2023 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and disruption in the financial markets in general. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.

Asset-backed securities. As of June 30, 2023, there were $47,000 of unrealized losses on these securities compared to $53,000 at December 31, 2022. These securities consist of U.S. Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at June 30, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized.
Corporate securities. As of June 30, 2023, there were $3.9 million of unrealized losses on these securities compared to $2.5 million at December 31, 2022. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2023, all corporate bond issuers were current on contractually obligated interest and principal payments. Management believes that the unrealized losses at June 30, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of June 30, 2023, the Bank's investment in FHLBB stock totaled $4.2 million. This compares to $2.8 million as of December 31, 2022 and $3.7 million as of June 30, 2022. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through June 30, 2023. The Company will continue to monitor its investment in FHLB stock.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at June 30, 2023 and 2022 and December 31, 2022.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through June 30, 2023. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2023, the Bank had no loans held for sale. This compares to $275,000 loans held for sale at December 31, 2022 and $689,000 loans held for sale at June 30, 2022. The Bank participates in FHLB's MPF, selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimal impact on the reserve.

Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first six months of 2023, with total loans at $2.06 billion at June 30, 2023, up $146.3 million or 7.6% from total loans of $1.91 billion at December 31, 2022. Commercial loans increased $94.2 million or 14.1% between December 31, 2022 and June 30, 2023, municipal loans increased $17.6 million or 43.4%, residential term loans increased $47.7 million, residential construction decreased $19.1 million, and home equity lines of credit increased $6.6 million.
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

The following table summarizes the loan portfolio, by class, at June 30, 2023 and 2022 and December 31, 2022.

Dollars in thousands	June 30, 2023		December 31, 2022		June 30, 2022
Commercial
Real estate owner occupied	$301,320	14.6%	$256,623	13.4%	$242,161	13.5%
Real estate non-owner occupied	396,388	19.2%	363,660	19.0%	306,471	17.2%
Construction	64,094	3.1%	93,907	4.9%	128,927	7.2%
C&I	351,854	17.1%	319,359	16.7%	275,714	15.4%
Multifamily	93,124	4.5%	79,057	4.1%	68,856	3.9%
Municipal	58,252	2.8%	40,619	2.1%	46,835	2.6%
Residential
Term	645,127	31.4%	597,404	31.2%	571,111	31.9%
Construction	30,812	1.5%	49,907	2.6%	44,011	2.5%
Home Equity
Revolving and term	99,666	4.8%	93,075	4.9%	82,913	4.6%
Consumer	20,316	1.0%	21,063	1.1%	21,356	1.2%
Total loans	$2,060,953	100.0%	$1,914,674	100.0%	$1,788,355	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2023.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$443	$12,869	$30,321	$257,687	$301,320
Real estate non-owner occupied	1,315	16,396	60,582	318,095	396,388
Construction	—	5,236	9,306	49,552	64,094
C&I	1,997	161,221	82,034	106,602	351,854
Multifamily	—	1,189	339	91,596	93,124
Municipal	1,000	16,498	9,957	30,797	58,252
Residential
Term	—	6,321	38,424	600,382	645,127
Construction	—	—	—	30,812	30,812
Home Equity
Revolving and term	1,139	4,931	4,845	88,751	99,666
Consumer	5,150	7,695	2,891	4,580	20,316
Total loans	$11,044	$232,356	$238,699	$1,578,854	$2,060,953

The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2023.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$19,624	1.0%	$281,696	13.6%	$301,320	14.6%
Real estate non-owner occupied	95,979	4.7%	300,409	14.5%	396,388	19.2%
Construction	22,292	1.1%	41,802	2.0%	64,094	3.1%
C&I	136,027	6.6%	215,827	10.5%	351,854	17.1%
Multifamily	710	0.0%	92,414	4.5%	93,124	4.5%
Municipal	58,004	2.8%	248	0.0%	58,252	2.8%
Residential
Term	453,133	22.1%	191,994	9.3%	645,127	31.4%
Construction	21,112	1.0%	9,700	0.5%	30,812	1.5%
Home Equity
Revolving and Term	10,802	0.5%	88,864	4.3%	99,666	4.8%
Consumer	14,145	0.7%	6,171	0.3%	20,316	1.0%
Total loans	$831,828	40.5%	$1,229,125	59.5%	$2,060,953	100.0%

Loan Concentrations
As of June 30, 2023, the Bank had one concentration of loans that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $225.9 million, or 10.96% of total loans. As of June 30, 2022, the Bank had two concentrations of loans that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $200.5 million, or 11.21% of total loans, and loans to lessors of residential buildings and dwellings totaled $181.3 million, or 10.13% of total loans.

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
The Company provides for loan losses through the ACL which represents an estimated reserve for losses in the loan portfolio. To determine an appropriate level for general reserves, a discounted cash flow approach is applied to each portfolio segment implementing a probability of default and loss given default estimate based upon a number of factors including historical losses over an economic cycle, economic forecasts, loan prepayment speeds and curtailment rates. To determine an appropriate level for qualitative reserves various factors are considered including underwriting policies, credit administration practices, experience, ability and depth of lending management, and economic factors not captured in the general reserve calculation. Adoption of ASC 326 added $6.2 million to the ACL on loans, recorded as a charge to retained earnings.
The ACL is increased by provisions charged against current earnings. Loan losses are charged against the allowance when Management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The adequacy of the ACL is overseen by the ACL Committee whose membership includes senior level personnel from the Executive, Lending, Credit Administration, and Finance functions of the Bank. While Management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's ACL as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of Management.

The ACL includes reserve amounts assigned to individually analyzed loans. This includes loans placed on non-accrual and loans reported as TDR prior to adoption of ASU 2022-02, with balances of $250,000 or more. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2023, individually analyzed loans with specific reserves totaled $886,000 and the amount of such reserves was $186,000. This compares to individually analyzed loans with specific reserves of $1.8 million at December 31, 2022 and the amount of such reserves was $398,000. Additional detail on individually analyzed loans may be found in Note 3 of the financial statements.
The total ACL on loans at June 30, 2023 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.
The following table summarizes the allocation of allowance by loan class as of June 30, 2023 and 2022 and December 31, 2022. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2023		December 31, 2022		June 30, 2022
Commercial
Real estate owner occupied	$4,719	14.6%	$6,116	36.5%	$5,480	34.5%
Real estate non-owner occupied	4,492	19.2%	—	—%	$—	—%
Construction	1,469	3.1%	821	4.9%	$1,151	7.2%
C&I	4,721	17.1%	3,097	16.7%	$2,948	15.4%
Multifamily	1,312	4.5%	—	—%	$—	—%
Municipal	399	2.8%	162	2.1%	$157	2.6%
Residential
Term	4,831	31.4%	2,559	32.1%	$2,592	32.6%
Construction	609	1.5%	199	2.6%	$191	2.5%
Home Equity
Revolving and term	635	4.8%	1,029	4.7%	$966	4.0%
Consumer	278	1.0%	1,062	1.1%	$866	1.2%
Unallocated	—	—%	1,678	—%	$1,850	—%
Total	$23,465	100.0%	$16,723	100.0%	$16,201	100.0%
The ACL totaled $23.5 million at June 30, 2023, compared to $16.7 million as of December 31, 2022 and $16.2 million as of June 30, 2022. The increase in the total allowance from December 31, 2022 to June 30, 2023 is attributable to the adoption of CECL, along with normal provision and loan charge-off activity.

A breakdown of the ACL on loans as of June 30, 2023, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,998	$721	$4,719
Real estate non-owner occupied	—	3,947	545	4,492
Construction	—	1,361	108	1,469
C&I	157	3,886	678	4,721
Multifamily	—	1,218	94	1,312
Municipal	—	360	39	399
Residential
Term	29	4,020	782	4,831
Construction	—	635	(26)	609
Home Equity
Revolving and term	—	477	158	635
Consumer	—	248	30	278
	$186	$20,150	$3,129	$23,465
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $580,000 for the first six months of 2023 and $900,000 the first six months of 2022. Net charge-offs were $48,000 in the first six months of 2023, down from $220,000 in the first six months of 2022. The ACL as a percentage of outstanding loans was 1.14% as of June 30, 2023, up from 0.87% as of December 31, 2022, and up from 0.91% as of June 30, 2022.

The following table summarizes the activities in our allowance for credit losses for the six months ended June 30, 2023 and 2022 and for the year ended December 31, 2022:

Dollars in thousands	June 30, 2023	December 31, 2022	June 30, 2022
Balance at the beginning of period	$16,723	$15,521	$15,521
Loans charged off:
Commercial
Real estate owner occupied	39	—	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	—	309	43
Multifamily	—		—
Municipal	—	—	—
Residential
Term	—	8	—
Construction	—	—	—
Home Equity
Revolving and term	—	29	29
Consumer	83	412	287
Total	122	758	359
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	—	20	17
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	3	13	2
Multifamily	—		—
Municipal	—	—	—
Residential
Term	6	29	11
Construction	—	—	—
Home Equity
Revolving and term	7	4	1
Consumer	58	144	108
Total	74	210	139
Net loans charged off	48	548	220
Provision for credit losses	580	1,750	900
Adoption of ASU No. 2016-13	$6,210	$—	$—
Balance at end of period	$23,465	$16,723	$16,201
Ratio of net loans charged off to average loans outstanding[1]	0.005%	0.030%	0.030%
Ratio of allowance for credit losses to total loans outstanding	1.14%	0.87%	0.91%
1 Annualized using a 365-day basis for both 2023 and 2022.

ACL for Unfunded Commitments
Adoption of CECL resulted in an increase in the Company's ACL for unfunded commitments. Our modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $1.5 million as of June 30, 2023.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.08% at June 30, 2023 compared to 0.09% at December 31, 2022 and 0.27% at June 30, 2022. The following table shows the distribution of nonperforming loans by class as of June 30, 2023 and 2022 and December 31, 2022:

Dollars in thousands	June 30, 2023	December 31, 2022	June 30, 2022
Commercial
Real estate owner occupied	$—	$193	$197
Real estate non-owner occupied	—	—	—
Construction	30	23	25
C&I	655	663	953
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	533	572	3,383
Construction	—	—	—
Home Equity
Revolving and term	458	304	254
Consumer	—	—	—
Total nonperforming loans	$1,676	$1,755	$4,812
Allowance for credit losses as a percentage of nonperforming loans	1400.1%	952.9%	336.7%

The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2023, there were loans totaling $318,000 that were 90 or more days past due and still accruing interest compared to $241,000 at December 31, 2022 and $76,000 at June 30, 2022.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the financial statements.
Past Due Loans
The Bank's overall loan delinquency ratio was 0.14% at June 30, 2023 compared to 0.08% at December 31, 2022 and 0.18% at June 30, 2022. Loans 90 days delinquent and accruing increased from $241,000 at December 31, 2022 to $318,000 as of June 30, 2023. The following table sets forth loan delinquencies as of June 30, 2023 and 2022 and December 31, 2022:

Dollars in thousands	June 30, 2023	December 31, 2022	June 30, 2022
Commercial
Real estate owner occupied	$37	$193	$197
Real estate non-owner occupied	—	—	—
Construction	8	—	—
C&I	536	226	607
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	1,639	452	2,035
Construction	—	—	—
Home Equity
Revolving and term	370	421	186
Consumer	252	167	122
Total	$2,842	$1,459	$3,147
Loans 30-89 days past due to total loans	0.102%	0.039%	0.094%
Loans 90+ days past due and accruing to total loans	0.015%	0.013%	0.004%
Loans 90+ days past due on non-accrual to total loans	0.020%	0.025%	0.078%
Total past due loans to total loans	0.138%	0.077%	0.176%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2023 and December 31, 2022 there were no potential problem loans to report.
As of June 30, 2023, there were no residential loans in the process of foreclosure. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of June 30, 2023, there were no commercial loans in the process of foreclosure. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
The Bank’s written policies and procedures for foreclosures, along with implementation of same, are subject to annual review by its internal audit provider. The scope of this review includes loans held in portfolio and loans serviced for others.

There were no issues requiring management attention in the most recent review. Servicing for others includes loans sold to FHLMC, FNMA, and the FHLB through its MPF program. The Bank follows the published guidelines of each investor. Loans serviced for FHLMC and FNMA have been sold without recourse, and the Bank has no liability for these loans in the event of foreclosure. A de minimis volume of loans has been sold to and serviced for MPF to date. The Bank retains a second loss layer credit enhancement obligation; no losses have been recorded on this credit enhancement obligation since the Bank started selling loans to MPF in 2013.

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At June 30, 2023 there was one property owned with an OREO balance of $64,000, with no allowance for OREO losses. This compares to December 31, 2022, when there were no OREO properties, and June 30, 2022, when there were two properties owned with an OREO balance of $51,000, with no allowance for losses. The table below presents the composition of OREO at June 30, 2023 and 2022, and December 31, 2022:

Dollars in thousands	June 30, 2023	December 31, 2022	June 30, 2022
Carrying Value
Residential
Term	$64	$—	$51
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	64	—	51
Related Allowance
Residential
Term	—	—	—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	—	—	—
Net Value
Residential
Term	64	—	51
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	$64	$—	$51

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 86.4% of total average assets in the first six months of 2023, up from 84.8% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated amongst several major categories: runoff of in-market deposit balances, an inability to renew wholesale sources of funding, and materially increased utilization of available credit lines by borrowers. Of these, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. Stress testing analysis of liquidity resources under various scenarios is conducted no less than quarterly and results are reported to the ALCO. Borrowings supplement deposits as a source of liquidity; our borrowings typically consist of customer repurchase agreements and FHLB advances. The Bank tests its borrowing capacity with the FRBB, the FHLB and Fed Funds lines with other correspondent no less than annually; each has been tested within the past six months.
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLB, and available authorized brokered deposit issuance capacity. As of June 30, 2023, the Bank had primary sources of contingent liquidity of $773.0 million or 27.1% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $179.0 million in borrowing capacity under the FRBB's Borrower in Custody program, $51.0 million in credit lines with correspondent banks, and $181.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.184 billion or 41.6% of its total assets. The Bank established borrowing capacity of an additional $47.1 million at the FRBB under the BTFP introduced in March 2023, which is included in the primary sources of contingent liquidity total above. To date, no advances have been made under BTFP.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the six-month periods ended June 30, 2023 and 2022 the Bank declared dividends to the Company of $7.3 million and $6.9 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholder's Equity below.
Deposits
During the first six months of 2023, total deposits increased by $121.0 million or 5.1% from December 31, 2022 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $76.6 million or 5.8% in the first six months of 2023. Money market deposits increased $15.6 million or 8.1%, and certificates of deposit increased $182.0 million or 21.0% as depositors shifted balances to higher cost product types and brokered certificates of deposit were issued to support earning asset growth.
Between June 30, 2022 and June 30, 2023, total deposits increased by $247.8 million or 11.0%. Low-cost deposits decreased by $99.3 million or 7.4%, money market accounts increased $1.9 million or 0.9%, and certificates of deposit increased $345.2 million or 49.0%.
Estimated uninsured deposits totaled $408.9 million or 16.4% of total deposits as of June 30, 2023, and $501.6 million or 21.1% of total deposits as of December 31, 2022. The company has pledged assets as collateral covering certain deposits; these amounts were $329.6 million and $350.4 million as of June 30, 2023 and December 31, 2022, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2023, borrowed funds increased $11.0 million or 10.6% from December 31, 2022, primarily due to FHLBB advances. Between June 30, 2022 and June 30, 2023, borrowed funds decreased by $12.1 million or 9.6%; the reduction was primarily due to lower balances in customer repurchase agreements.

Capital Resources
Shareholders' equity as of June 30, 2023 was $232.0 million, compared to $228.9 million as of December 31, 2022 and $227.7 million as of June 30, 2022. The Company's earnings in the first six months of 2023, net of dividends declared, added $7.7 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $43.8 million as of June 30, 2023 and was $44.7 million as of December 31, 2022. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.35 per share was declared in the second quarter of 2023, one cent more than the $0.34 paid the previous four quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 49.29% for the first six months of 2023 compared to 36.67% for the same period in 2022. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2023 is this year's net income plus $49.6 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on AFS securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios.
The Company met each of the well-capitalized ratio guidelines at June 30, 2023.

The following tables indicate the capital ratios for the Bank and the Company at June 30, 2023 and December 31, 2022.

As of June 30, 2023	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.52%	12.37%	12.37%	13.62%
Company	8.68%	12.42%	12.42%	13.66%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2022	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.81%	12.64%	12.64%	13.52%
Company	9.01%	12.70%	12.70%	13.58%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

The Bank maintains and annually updates a capital plan over a five year horizon; the capital plan was last updated in the second quarter of 2022. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status. To further validate its internal results, the Bank engaged a third party consultant during the first quarter of 2023 to conduct credit stress tests on its loan portfolio under six scenarios. Three of the scenarios emulated the Federal Reserve's DFAST, and three were developed by a leading forecasting firm. The consultant's report applied projected credit losses over a thirteen quarter horizon to the Bank's capital position as of March 31, 2023 with immediate effect. In each of the six scenarios the Bank remained well capitalized.

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

At June 30, 2023, the Bank had four outstanding off-balance sheet, derivative instruments, designated as cash flow hedges and three off-balance sheet, derivative instruments, designated as asset hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $105.0 million and $100.0 million, respectively, and an unrealized gain of $680,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At June 30, 2023, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of June 30, 2023, the Bank had six loan swap agreements in place with a total notional value of $73.7 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2023:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$114,481	$89,401	$80	$25,000	$—
Operating leases	806	110	195	84	417
Certificates of deposit	1,049,629	628,765	339,012	81,852	—
Total	$1,164,916	$718,276	$339,287	$106,936	$417
Total loan commitments and unused lines of credit	$313,910	$313,910	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2023 was (3.76)% of total assets compared to (5.60)% of total assets at December 31, 2022. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2023, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$35,621	$25,472	$143,109	$464,140
Restricted stock, at cost	4,190	—	—	1,037
Loans held for sale	—	—	—	—
Loans	587,613	228,029	932,231	313,079
Other interest-earning assets	—	26,345	—	—
Non-rate-sensitive assets	13,350	—	—	100,599
Total assets	640,774	279,846	1,075,340	878,855
Interest-bearing deposits	512,082	450,677	498,730	790,168
Borrowed funds	66,000	—	80	—
Non-rate-sensitive liabilities and equity	—	—	—	557,078
Total liabilities and equity	578,082	450,677	498,810	1,347,246
Period gap	$62,692	$(170,831)	$576,530	$(468,391)
Percent of total assets	2.18%	(5.94)%	20.05%	(16.29)%
Cumulative gap (current)	$62,692	$(108,139)	$468,391	$—
Percent of total assets	2.18%	(3.76)%	16.29%	—%

The earnings simulation model forecasts capture the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's consolidated balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short-

term rates gradually increase by two percentage points. The Company's modeling as of June 30, 2023 projects net interest income would increase by approximately 0.1% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 0.4% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 3.5% if rates rise gradually by two percentage points over the next year. Each scenario is well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 10.6% in the two percentage point falling-rate scenario, and higher by 10.6% in the one percentage point falling rate scenario; net interest income would be lower than that earned in a stable rate environment by 2.9% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2023 and December 31, 2022 is presented in the following table:

Changes in Net Interest Income	June 30, 2023	December 31, 2022
Year 1
Projected change if rates decrease by 1.0%	0.4%	0.2%
Projected change if rates decrease by 2.0%	0.1%	0.0%
Projected change if rates increase by 2.0%	(3.5)%	(3.8)%
Year 2
Projected change if rates decrease by 1.0%	10.6%	6.8%
Projected change if rates decrease by 2.0%	10.6%	5.7%
Projected change if rates increase by 2.0%	(2.9)%	(3.4)%
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
Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2023, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2023, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.
Cessation of LIBOR
The Company adopted SOFR as its replacement reference rate index for each of the customer loan interest rate swap contracts that were tied to a LIBOR tenor. The six contracts have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. The necessary actions to amend these legacy contracts to incorporate the new replacement reference rate index was undertaken during the second quarter 2023.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2023, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the six months ended June 30, 2023:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2023	8,090	$29.41	—	—
February 2023	—	—	—	—
March 2023	—	—	—	—
April 2023	—	—	—	—
May 2023	555	23.22	—	—
June 2023	—	—	—	—
	8,645	$26.32		—

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

Date: August 4, 2023

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: August 4, 2023