Form 10-Q
period 2023-09-30
First Bancorp, Inc /ME/
filed 2023-11-03
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2023
Common Stock: 11,093,965 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarter ended September 30,
except for per share amounts	2023	2022	2023	2022
Summary of Operations
Interest Income	$93,352	$65,955	$33,254	$23,991
Interest Expense	43,998	9,273	17,300	4,627
Net Interest Income	49,354	56,682	15,954	19,364
Provision (reduction) for Credit Losses	501	1,300	(200)	400
Non-Interest Income	11,330	13,027	3,891	4,715
Non-Interest Expense	32,571	32,193	11,006	11,371
Net Income	22,839	29,793	7,474	10,091
Per Common Share Data
Basic Earnings per Share	$2.08	$2.73	$0.68	$0.92
Diluted Earnings per Share	2.06	2.70	0.67	0.91
Cash Dividends Declared	1.04	1.00	0.35	0.34
Book Value per Common Share	20.44	19.92	20.44	19.92
Tangible Book Value per Common Share[2]	17.66	17.13	17.66	17.13
Market Value	23.50	27.55	23.50	27.55
Financial Ratios
Return on Average Equity[1]	13.00%	16.78%	12.67%	17.13%
Return on Average Tangible Common Equity[1,2]	14.97%	19.29%	14.59%	19.73%
Return on Average Assets[1]	1.08%	1.54%	1.02%	1.51%
Average Equity to Average Assets	8.27%	9.16%	8.07%	8.80%
Average Tangible Equity to Average Assets[2]	7.18%	7.96%	7.01%	7.64%
Net Interest Margin Tax-Equivalent[1,2]	2.54%	3.17%	2.40%	3.14%
Dividend Payout Ratio	50.00%	36.63%	51.47%	36.96%
Allowance for Credit Losses/Total Loans	1.12%	0.88%	1.12%	0.88%
Non-Performing Loans to Total Loans	0.12%	0.10%	0.12%	0.10%
Non-Performing Assets to Total Assets	0.09%	0.07%	0.09%	0.07%
Efficiency Ratio[2]	51.88%	44.99%	53.49%	46.02%
At Period End
Total Assets	$2,944,139	$2,735,065	$2,944,139	$2,735,065
Total Loans	2,079,860	1,857,975	2,079,860	1,857,975
Total Investment Securities	676,206	669,688	676,206	669,688
Total Deposits	2,599,937	2,369,949	2,599,937	2,369,949
Total Shareholders' Equity	226,665	219,917	226,665	219,917
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

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2023 and 2022 and for the three-month and nine-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
November 3, 2023

Consolidated Balance Sheets (Unaudited) The First Bancorp, Inc. and Subsidiary

	September 30, 2023	December 31, 2022	September 30, 2022
Assets
Cash and cash equivalents	$29,894,000	$22,728,000	$27,408,000
Interest bearing deposits in other banks	38,366,000	3,693,000	65,786,000
Securities available for sale	284,972,000	284,509,000	283,268,000
Securities held-to-maturity, net of allowance for credit losses of $432,000 at September 30, 2023[1] (fair value of $311,864,000 at September 30, 2023, $339,011,000 at December 31, 2022 and $313,796,000 at September 30, 2022)	387,374,000	393,896,000	381,906,000
Restricted equity securities, at cost	3,860,000	3,883,000	4,514,000
Loans held for sale	268,000	275,000	—
Loans	2,079,860,000	1,914,674,000	1,857,975,000
Less allowance for credit losses	23,322,000	16,723,000	16,387,000
Net loans	2,056,538,000	1,897,951,000	1,841,588,000
Accrued interest receivable	12,038,000	9,829,000	8,176,000
Premises and equipment, net	28,868,000	28,277,000	28,548,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	71,315,000	63,491,000	63,225,000
Total assets	$2,944,139,000	$2,739,178,000	$2,735,065,000
Liabilities
Demand deposits	$323,375,000	$318,626,000	$356,867,000
NOW deposits	683,180,000	630,416,000	656,865,000
Money market deposits	271,056,000	192,632,000	188,729,000
Savings deposits	313,160,000	369,532,000	381,312,000
Certificates of deposit	1,009,166,000	867,671,000	786,176,000
Total deposits	2,599,937,000	2,378,877,000	2,369,949,000
Borrowed funds – short term	82,993,000	103,399,000	118,258,000
Borrowed funds – long term	—	84,000	85,000
Other liabilities	34,544,000	27,895,000	26,856,000
Total liabilities	2,717,474,000	2,510,255,000	2,515,148,000
Shareholders' equity
Common stock, one cent par value per share	111,000	110,000	110,000
Additional paid-in capital	69,649,000	68,435,000	68,028,000
Retained earnings	209,132,000	204,343,000	198,902,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(53,852,000)	(44,718,000)	(47,661,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(58,000)	(64,000)	(67,000)
Net unrealized gain on cash flow hedging derivative instruments	1,410,000	544,000	500,000
Net unrealized gain on postretirement costs	273,000	273,000	105,000
Total shareholders' equity	226,665,000	228,923,000	219,917,000
Total liabilities & shareholders' equity	$2,944,139,000	$2,739,178,000	$2,735,065,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,089,290	11,045,186	11,038,224
Book value per common share	$20.44	$20.73	$19.92
Tangible book value per common share	$17.66	$17.93	$17.13
1December 31, 2022 and September 30, 2022 had no allowance for credit losses
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $1,362,000 for September 30, 2023 and $879,000 for September 30, 2022)	$78,860,000	$53,463,000	$28,329,000	$19,564,000
Interest on deposits with other banks	300,000	163,000	211,000	92,000
Interest and dividends on investments (includes YTD tax-exempt income of $6,030,000 for September 30, 2023 and $5,588,000 for September 30, 2022)	14,192,000	12,329,000	4,714,000	4,335,000
Total interest income	93,352,000	65,955,000	33,254,000	23,991,000
Interest expense
Interest on deposits	42,384,000	8,190,000	16,992,000	4,164,000
Interest on borrowed funds	1,614,000	1,083,000	308,000	463,000
Total interest expense	43,998,000	9,273,000	17,300,000	4,627,000
Net interest income	49,354,000	56,682,000	15,954,000	19,364,000
Provision (reduction) for credit losses - loans	419,000	1,300,000	(161,000)	400,000
Provision (reduction) for credit losses - debt securities HTM	(7,000)	—	3,000	—
Provision (reduction) for credit losses - off-balance sheet credit exposures	89,000	—	(42,000)	—
Total provision for credit losses	501,000	1,300,000	(200,000)	400,000
Net interest income after provision for credit losses	48,853,000	55,382,000	16,154,000	18,964,000
Non-interest income
Investment management and fiduciary income	3,515,000	3,513,000	1,160,000	1,087,000
Service charges on deposit accounts	1,399,000	1,358,000	465,000	454,000
Net securities gains	—	7,000	—	6,000
Mortgage origination and servicing income, net of amortization	611,000	1,234,000	224,000	356,000
Debit card income	3,843,000	4,884,000	1,367,000	2,128,000
Other operating income	1,962,000	2,031,000	675,000	684,000
Total non-interest income	11,330,000	13,027,000	3,891,000	4,715,000
Non-interest expense
Salaries and employee benefits	16,420,000	17,092,000	5,523,000	5,757,000
Occupancy expense	2,494,000	2,298,000	784,000	720,000
Furniture and equipment expense	4,009,000	3,740,000	1,403,000	1,266,000
FDIC insurance premiums	1,429,000	738,000	551,000	298,000
Amortization of identified intangibles	20,000	52,000	7,000	17,000
Other operating expense	8,199,000	8,273,000	2,738,000	3,313,000
Total non-interest expense	32,571,000	32,193,000	11,006,000	11,371,000
Income before income taxes	27,612,000	36,216,000	9,039,000	12,308,000
Income tax expense	4,773,000	6,423,000	1,565,000	2,217,000
NET INCOME	$22,839,000	$29,793,000	$7,474,000	$10,091,000
Basic earnings per common share	$2.08	$2.73	$0.68	$0.92
Diluted earnings per common share	$2.06	$2.70	$0.67	$0.91
Other comprehensive income (loss) net of tax
Net unrealized loss on securities available for sale, net of taxes	$(9,134,000)	$(45,943,000)	$(10,071,000)	$(14,866,000)
Net unrealized gain on transferred securities, net of taxes	6,000	20,000	1,000	6,000
Net unrealized gain on hedging derivative instruments	866,000	500,000	730,000	354,000
Other comprehensive loss	(8,262,000)	(45,423,000)	(9,340,000)	(14,506,000)
Comprehensive income (loss)	$14,577,000	$(15,630,000)	$(1,866,000)	$(4,415,000)
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

Nine Month Period Ended September 30, 2023 and 2022
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
Net income	—	—	29,793,000	—	29,793,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(45,943,000)	(45,943,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	20,000	20,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	500,000	500,000
Comprehensive income (loss)	—	—	29,793,000	(45,423,000)	(15,630,000)
Cash dividends declared ($1.00 per share)	—	—	(11,032,000)	—	(11,032,000)
Equity compensation expense	—	610,000	—	—	610,000
Payment to repurchase common stock	(8,640)	—	(276,000)	—	(276,000)
Issuance of restricted stock	28,745	—	—	—	—
Proceeds from sale of common stock	19,354	588,000	—	—	588,000
Balance at September 30, 2022	11,038,224	$68,138,000	$198,902,000	$(47,123,000)	$219,917,000

Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
Net income	—	—	22,839,000	—	22,839,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(9,134,000)	(9,134,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	6,000	6,000
Net unrealized gain on hedging derivative instruments, net of tax	—	—	—	866,000	866,000
Comprehensive income (loss)	—	—	22,839,000	(8,262,000)	14,577,000
Cash dividends declared ($1.04 per share)	—	—	(11,525,000)	—	(11,525,000)
Equity compensation expense	—	607,000	—	—	607,000
Payment to repurchase common stock	(12,629)	—	(248,000)	—	(248,000)
Issuance of restricted stock	33,610	—	—	—	—
Proceeds from sale of common stock	23,123	608,000	—	—	608,000
Adoption of ASU No. 2016-13	—	—	(6,277,000)	—	(6,277,000)
Balance at September 30, 2023	11,089,290	$69,760,000	$209,132,000	$(52,227,000)	$226,665,000

Three Month Period Ended September 30, 2023 and 2022
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at June 30, 2022	11,030,236	$67,737,000	$192,565,000	$(32,617,000)	$227,685,000
Net income	—	—	10,091,000	—	10,091,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(14,866,000)	(14,866,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	6,000	6,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	354,000	354,000
Comprehensive income (loss)	—	—	10,091,000	(14,506,000)	(4,415,000)
Cash dividends declared ($0.34 per share)	—	—	(3,754,000)	—	(3,754,000)
Equity compensation expense	—	198,000	—	—	198,000
Issuance of restricted stock	1,250	—	—	—	—
Proceeds from sale of common stock	6,738	203,000	—	—	203,000
Balance at September 30, 2022	11,038,224	$68,138,000	$198,902,000	$(47,123,000)	$219,917,000

Balance at June 30, 2023	11,081,800	$69,351,000	$205,539,000	$(42,887,000)	$232,003,000
Net income	—	—	7,474,000	—	7,474,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(10,071,000)	(10,071,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	1,000	1,000
Net unrealized gain on hedging derivative instruments, net of tax	—	—	—	730,000	730,000
Comprehensive income (loss)	—	—	7,474,000	(9,340,000)	(1,866,000)
Cash dividends declared ($0.35 per share)	—	—	(3,881,000)	—	(3,881,000)
Equity compensation expense	—	210,000	—	—	210,000
Payment to repurchase common stock	(250)	—	—	—	—
Proceeds from sale of common stock	7,740	199,000	—	—	199,000
Balance at September 30, 2023	11,089,290	$69,760,000	$209,132,000	$(52,227,000)	$226,665,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$22,839,000	$29,793,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,563,000	1,495,000
Change in deferred taxes	(1,283,000)	19,000
Provision for credit losses	501,000	1,300,000
Loans originated for resale	(3,082,000)	(20,152,000)
Proceeds from sales and transfers of loans	3,157,000	21,372,000
Net gain on sales of loans	(68,000)	(385,000)
Net gain on sale or call of securities	—	(7,000)
Net amortization of premiums on investments	423,000	763,000
Net (gain) loss on sale of other real estate owned	(42,000)	1,000
Equity compensation expense	607,000	610,000
Net increase in other assets and accrued interest	(6,858,000)	(11,362,000)
Net increase in other liabilities	8,156,000	8,720,000
Net (gain) loss on disposal of premises and equipment	33,000	(15,000)
Amortization of investment in limited partnership	227,000	229,000
Net acquisition amortization	20,000	52,000
Net cash provided by operating activities	26,193,000	32,433,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(34,673,000)	892,000
Proceeds from sales of securities available for sale	—	1,301,000
Proceeds from maturities, payments and calls of securities available for sale	17,037,000	35,633,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	6,023,000	15,073,000
Proceeds from sales of other real estate owned	106,000	50,000
Purchases of securities available for sale	(29,409,000)	(58,324,000)
Purchases of securities to be held to maturity	—	(27,138,000)
Redemption of restricted equity securities	23,000	851,000
Net increase in loans	(165,280,000)	(210,811,000)
Capital expenditures	(2,253,000)	(1,165,000)
Proceeds from disposal of premises and equipment	3,000	38,000
Net cash used by investing activities	(208,423,000)	(243,600,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	79,565,000	26,681,000
Net increase in certificates of deposit	141,495,000	219,971,000
Net (decrease) increase in short-term borrowings	(20,490,000)	37,006,000
Repayment on long-term borrowings	—	(55,005,000)
Payment to repurchase common stock	(248,000)	(276,000)
Proceeds from sale of common stock	608,000	588,000
Dividends paid	(11,534,000)	(11,024,000)
Net cash provided by financing activities	189,396,000	217,941,000
Net increase in cash and cash equivalents	7,166,000	6,774,000
Cash and cash equivalents at beginning of period	22,728,000	20,634,000
Cash and cash equivalents at end of period	$29,894,000	$27,408,000

	For the nine months ended September 30,
	2023	2022
Interest paid	$43,643,000	$9,061,000
Income taxes paid	4,500,000	5,745,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$9,134,000	$45,943,000
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

Risks and Uncertainties
The ongoing conflict between Russia and Ukraine coupled with new tensions in the Middle East have increased economic uncertainty and geopolitical instability. Concern continues to be expressed nationally about the commercial real estate market and the impact a downturn in this sector could have on the banking industry. The failures in 2023 of several regional banks in the U.S. caused disruption in markets in the first half of 2023, and could have a lingering impact. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.
Subsequent Events
Events occurring subsequent to September 30, 2023, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$45,851,000	$—	$(7,599,000)	$38,252,000
Mortgage-backed securities	263,775,000	1,000	(50,930,000)	212,846,000
State and political subdivisions	40,417,000	—	(9,637,000)	30,780,000
Asset-backed securities	3,097,000	1,000	(4,000)	3,094,000
	$353,140,000	$2,000	$(68,170,000)	$284,972,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$—	$(11,996,000)	$28,104,000
Mortgage-backed securities	57,224,000	4,000	(13,336,000)	43,892,000
State and political subdivisions	255,732,000	16,000	(46,807,000)	208,941,000
Corporate securities	34,750,000	—	(3,823,000)	30,927,000
	$387,806,000	$20,000	$(75,962,000)	$311,864,000
Less allowance for credit losses	(432,000)	—	—	—
Net securities to be held to maturity	$387,374,000	$—	$—	$—
Restricted equity securities
Federal Home Loan Bank Stock	$2,823,000	$—	$—	$2,823,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,860,000	$—	$—	$3,860,000
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
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $19,734,000 as of September 30, 2023. These bonds carry similar risk characteristics to the commercial real estate - owner occupied segment of the Bank's loan portfolio described in Note 3; management has elected to apply a loss rate matching the loan segment to the balance of these bonds for purposes of establishing an ACL. Corporate securities in HTM consist of fourteen individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the corporate securities is considered very low and an immaterial ACL has been established. The total ACL for HTM securities was $432,000 as of September 30, 2023; there was no reserve as of December 31, 2022 and September 30, 2022.
Changes in the allowance for credit losses are recorded as credit loss expense, or reversal. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,025,000	$—	$(6,878,000)	$19,147,000
Mortgage-backed securities	271,068,000	55,000	(42,447,000)	228,676,000
State and political subdivisions	40,472,000	2,000	(7,283,000)	33,191,000
Asset-backed securities	3,548,000	—	(53,000)	3,495,000
	$341,113,000	$57,000	$(56,661,000)	$284,509,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$4,000	$(10,477,000)	$29,627,000
Mortgage-backed securities	60,497,000	42,000	(11,392,000)	49,147,000
State and political subdivisions	258,549,000	154,000	(30,733,000)	227,970,000
Corporate securities	34,750,000	—	(2,483,000)	32,267,000
	$393,896,000	$200,000	$(55,085,000)	$339,011,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,846,000	$—	$—	$2,846,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,883,000	$—	$—	$3,883,000
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,023,000	$—	$(6,879,000)	$19,144,000
Mortgage-backed securities	273,215,000	4,000	(44,041,000)	229,178,000
State and political subdivisions	40,489,000	—	(9,383,000)	31,106,000
Asset-backed securities	3,872,000	—	(32,000)	3,840,000
	$343,599,000	$4,000	$(60,335,000)	$283,268,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(10,428,000)	$27,672,000
Mortgage-backed securities	56,423,000	48,000	(11,784,000)	44,687,000
State and political subdivisions	257,633,000	38,000	(43,899,000)	213,772,000
Corporate securities	29,750,000	—	(2,085,000)	27,665,000
	$381,906,000	$86,000	$(68,196,000)	$313,796,000
Restricted equity securities
Federal Home Loan Bank Stock	$3,477,000	$—	$—	$3,477,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$4,514,000	$—	$—	$4,514,000

The following table summarizes the contractual maturities of investment securities at September 30, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$19,819,000	$19,819,000	$2,158,000	$2,151,000
Due in 1 to 5 years	3,640,000	3,468,000	15,780,000	14,771,000
Due in 5 to 10 years	28,082,000	23,360,000	92,565,000	81,812,000
Due after 10 years	301,599,000	238,325,000	277,303,000	213,130,000
	$353,140,000	$284,972,000	$387,806,000	$311,864,000
The following table summarizes the contractual maturities of investment securities at December 31, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,787,000	$1,782,000
Due in 1 to 5 years	3,609,000	3,409,000	14,998,000	14,480,000
Due in 5 to 10 years	18,591,000	15,203,000	86,833,000	81,443,000
Due after 10 years	318,913,000	265,897,000	290,278,000	241,306,000
	$341,113,000	$284,509,000	$393,896,000	$339,011,000
The following table summarizes the contractual maturities of investment securities at September 30, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$4,000	$4,000	$1,346,000	$1,343,000
Due in 1 to 5 years	3,640,000	3,427,000	15,235,000	14,644,000
Due in 5 to 10 years	18,064,000	14,436,000	75,492,000	68,704,000
Due after 10 years	321,891,000	265,401,000	289,833,000	229,105,000
	$343,599,000	$283,268,000	$381,906,000	$313,796,000

At September 30, 2023, securities with a carrying value of $383,946,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $350,411,000 as of December 31, 2022 and $343,677,000 at September 30, 2022, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2023 and 2022:

	For the nine months ended September 30,		For the quarter ended September 30,
	2023	2022	2023	2022
Proceeds from sales of securities	$—	$1,301,000	$—	$1,301,000
Gross realized gains	—	8,000	—	6,000
Gross realized losses	—	(1,000)	—	(1,000)
Net gain (loss)	$—	$7,000	$—	$5,000
Related income taxes	$—	$1,000	$—	$1,000

As of September 30, 2023, there were 941 securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$11,842,000	$(40,000)	$44,577,000	$(19,555,000)	$56,419,000	$(19,595,000)
Mortgage-backed securities	18,017,000	(441,000)	238,150,000	(63,825,000)	256,167,000	(64,266,000)
State and political subdivisions	66,583,000	(6,675,000)	147,818,000	(49,769,000)	214,401,000	(56,444,000)
Asset-backed securities	—	—	1,510,000	(4,000)	1,510,000	(4,000)
Corporate securities	—	—	21,677,000	(3,823,000)	21,677,000	(3,823,000)
	$96,442,000	$(7,156,000)	$453,732,000	$(136,976,000)	$550,174,000	$(144,132,000)
As of December 31, 2022, there were 869 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 300 had been temporarily impaired for 12 months or more.
Information regarding securities temporarily impaired as of December 31, 2022 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$4,804,000	$(675,000)	$41,965,000	$(16,680,000)	$46,769,000	$(17,355,000)
Mortgage-backed securities	73,509,000	(6,486,000)	197,102,000	(47,353,000)	270,611,000	(53,839,000)
State and political subdivisions	149,517,000	(13,769,000)	67,932,000	(24,247,000)	217,449,000	(38,016,000)
Asset-backed securities	3,495,000	(53,000)	—	—	3,495,000	(53,000)
Corporate securities	19,857,000	(2,143,000)	3,160,000	(340,000)	23,017,000	(2,483,000)
	$251,182,000	$(23,126,000)	$310,159,000	$(88,620,000)	$561,341,000	$(111,746,000)
As of September 30, 2022, there were 912 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 138 had been temporarily impaired for 12 months or more.
Information regarding securities temporarily impaired as of September 30, 2022 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$7,364,000	$(1,264,000)	$39,452,000	$(16,043,000)	$46,816,000	$(17,307,000)
Mortgage-backed securities	109,041,000	(13,868,000)	162,979,000	(41,957,000)	272,020,000	(55,825,000)
State and political subdivisions	197,145,000	(44,277,000)	17,902,000	(9,005,000)	215,047,000	(53,282,000)
Asset-backed securities	3,840,000	(32,000)	—	—	3,840,000	(32,000)
Corporate securities	20,186,000	(1,814,000)	3,229,000	(271,000)	23,415,000	(2,085,000)
	$337,576,000	$(61,255,000)	$223,562,000	$(67,276,000)	$561,138,000	$(128,531,000)

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of September 30, 2023. HTM corporate debt holdings consist of 14 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each were in good standing as of September 30, 2023.

The following table presents the activity in the ACL for held-to-maturity debt securities by major security type for the nine months ended September 30, 2023:

	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Impact of adopting ASC 326	229,000	209,000	438,000
Credit loss expense (reduction)[1]	(17,000)	11,000	(6,000)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$212,000	$220,000	$432,000
1Difference between total and amount reported on the Consolidated Statements of Income is due to rounding.
There was no ACL on U.S. Government-sponsored enterprise and agency securities as of September 30, 2023.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2023, none of the Company’s HTM debt securities were past due or on non-accrual status.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $58,000, net of taxes, at September 30, 2023. This compares to $64,000 and $67,000, net of taxes, at December 31, 2022 and September 30, 2022, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of September 30, 2023 and 2022, and December 31, 2022, the Bank's investment in FHLBB stock totaled $2,823,000, $3,477,000 and $2,846,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at September 30, 2023 and 2022, and December 31, 2022.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through September 30, 2023. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
Upon adoption of ASU 2016-13/ASC 326, the CECL standard, as described in Notes 4 and 16 of these financial statements, the Company updated the segmentation of its loan portfolio. The updates primarily consist of reporting what had been a single class, commercial real estate loans, as three classes - commercial real estate owner occupied, commercial real estate non-owner occupied, and commercial multi-family. In addition home equity installment loans which had previously been included in the residential term class are now included in the home equity revolving and term class. Loan data as of September 30, 2023 is reported herein with the new class structure while certain prior period data retains the prior class structure.

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of September 30, 2023 and 2022 and at December 31, 2022:

	September 30, 2023		December 31, 2022		September 30, 2022
Commercial
Real estate owner occupied	$299,943,000	14.4%	$256,623,000	13.4%	$251,410,000	13.6%
Real estate non-owner occupied	397,024,000	19.1%	363,660,000	19.0%	315,514,000	17.0%
Construction	72,424,000	3.5%	93,907,000	4.9%	129,036,000	6.9%
C&I	350,596,000	16.9%	319,359,000	16.7%	310,110,000	16.7%
Multifamily	91,041,000	4.4%	79,057,000	4.1%	71,784,000	3.9%
Municipal	58,447,000	2.8%	40,619,000	2.1%	48,702,000	2.6%
Residential
Term	660,049,000	31.7%	597,404,000	31.2%	581,066,000	31.3%
Construction	28,986,000	1.4%	49,907,000	2.6%	41,631,000	2.2%
Home Equity
Revolving and term	101,980,000	4.9%	93,075,000	4.9%	87,903,000	4.7%
Consumer	19,370,000	0.9%	21,063,000	1.1%	20,819,000	1.1%
Total	$2,079,860,000	100.0%	$1,914,674,000	100.0%	$1,857,975,000	100.0%

Loan balances include net deferred loan costs of $11,213,000 as of September 30, 2023, $10,132,000 as of December 31, 2022, and $9,978,000 as of September 30, 2022. Net deferred loan costs have increased from a year ago and year-to-date due to loan origination unit volume over the period. Loan balances in the Residential Term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment subtracted $705,000 from the loan balances as of September 30, 2023; there was no such adjustment as of December 31, 2022 or September 30, 2022.
Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $525,904,000 at September 30, 2023, were used to collateralize borrowings from the FHLBB. This compares to qualifying loans which totaled $475,233,000 at December 31, 2022, and $464,069,000 at September 30, 2022. In addition, commercial, residential construction and home equity loans totaling $332,657,000 at September 30, 2023, $338,636,000 at December 31, 2022, and $327,551,000 at September 30, 2022, were used to collateralize a standby line of credit at the FRBB. In September 2022 the Bank sold a block of 41 mixed performing residential mortgage loans. This block of loans carried general ledger balances that totaled $5.2 million and included a number of past-due, non-accrual, and TDR loans. The impact of the sale on the portfolio is included in the information presented herein for the prior year.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$—	$—	$—	$299,943,000	$299,943,000	$—
Real estate non-owner occupied	—	—	—	—	397,024,000	397,024,000	—
Construction	—	7,000	8,000	15,000	72,409,000	72,424,000	—
C&I	349,000	100,000	221,000	670,000	349,926,000	350,596,000	—
Multifamily	—	—	—	—	91,041,000	91,041,000	—
Municipal	—	—	—	—	58,447,000	58,447,000	—
Residential
Term	39,000	106,000	578,000	723,000	659,326,000	660,049,000	—
Construction	—	62,000	—	62,000	28,924,000	28,986,000	—
Home equity
Revolving and term	79,000	—	179,000	258,000	101,722,000	101,980,000	—
Consumer	210,000	39,000	11,000	260,000	19,110,000	19,370,000	11,000
Total	$677,000	$314,000	$997,000	$1,988,000	$2,077,872,000	$2,079,860,000	$11,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2022, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$3,000	$190,000	$193,000	$699,147,000	$699,340,000	$—
Construction	—	—	—	—	93,907,000	93,907,000	—
Other	118,000	23,000	85,000	226,000	319,133,000	319,359,000	34,000
Municipal	—	—	—	—	40,619,000	40,619,000	—
Residential
Term	135,000	33,000	284,000	452,000	596,952,000	597,404,000	118,000
Construction	—	—	—	—	49,907,000	49,907,000	—
Home equity line of credit	241,000	29,000	151,000	421,000	92,654,000	93,075,000	86,000
Consumer	131,000	33,000	3,000	167,000	20,896,000	21,063,000	3,000
Total	$625,000	$121,000	$713,000	$1,459,000	$1,913,215,000	$1,914,674,000	$241,000
Information on the past-due status of loans by class of financing receivable as of September 30, 2022, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$4,000	$191,000	$195,000	$638,513,000	$638,708,000	$—
Construction	—	—	—	—	129,036,000	129,036,000	—
Other	172,000	16,000	83,000	271,000	309,839,000	310,110,000	—
Municipal	—	—	—	—	48,702,000	48,702,000	—
Residential
Term	79,000	77,000	166,000	322,000	580,744,000	581,066,000	—
Construction	—	—	—	—	41,631,000	41,631,000	—
Home equity line of credit	473,000	29,000	—	502,000	87,401,000	87,903,000	—
Consumer	143,000	28,000	—	171,000	20,648,000	20,819,000	—
Total	$867,000	$154,000	$440,000	$1,461,000	$1,856,514,000	$1,857,975,000	$—

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
The following table presents the amortized costs basis of loans on nonaccrual status as of September 30, 2023, December 31, 2022 and September 30, 2022:

	September 30, 2023			December 31, 2022	September 30, 2022
	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Total Nonaccrual	Total Nonaccrual
Commercial
Real estate owner occupied	$—	$—	$—	$193,000	$195,000
Real estate non-owner occupied	—	—	—	—	—
Construction	—	29,000	29,000	23,000	25,000
C&I	363,000	351,000	714,000	663,000	756,000
Multifamily	—	—	—	—	—
Municipal	—	—	—	—	—
Residential
Term	304,000	1,016,000	1,320,000	572,000	637,000
Construction	—	—	—	—	—
Home equity
Revolving and term	—	490,000	490,000	304,000	247,000
Consumer	—	—	—	—	—
Total	$667,000	$1,886,000	$2,553,000	$1,755,000	$1,860,000

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
The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2023 by collateral type:

Collateral Type
	Commercial Real Estate	Residential Real Estate	Total
Commercial
Real estate owner occupied	$—	$—	$—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	—	—	—
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	—	687,000	687,000
Construction	—	—	—
Home Equity
Revolving and term	—	—	—
Consumer	—	—	—
Total	$—	$687,000	$687,000
Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

A breakdown of individually analyzed loans by class of financing receivable as of and for the period ended September 30, 2023 is presented in the following table:

				For the nine months ended September 30, 2023		For the quarter ended September 30, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate owner occupied	$—	$—	$—	$143,000	$—	$—	$—
Real estate non-owner occupied	—	—	—	537,000	—	—	(12,000)
Construction	—	—	—	157,000	—	—	—
C&I	—	—	—	72,000	—	—	—
Multifamily	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—
Residential
Term	384,000	411,000	—	977,000	15,000	384,000	8,000
Construction	—	—	—	—	—	—	—
Home Equity
Revolving and term	—	—	—	238,000	—	—	—
Consumer	—	—	—	—	—	—	—
	$384,000	$411,000	$—	$2,124,000	$15,000	$384,000	$(4,000)
With an Allowance Recorded
Commercial
Real estate owner occupied	$—	$—	$—	$—	$—	$—	$—
Real estate non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
C&I	363,000	456,000	225,000	502,000	—	366,000	—
Multifamily	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—
Residential
Term	566,000	573,000	41,000	878,000	10,000	697,000	(2,000)
Construction	—	—	—	—	—	—	—
Home Equity
Revolving and term	—	—	—	9,000	—	—	—
Consumer	—	—	—	—	—	—	—
	$929,000	$1,029,000	$266,000	$1,389,000	$10,000	$1,063,000	$(2,000)
Total
Commercial
Real estate owner occupied	$—	$—	$—	$143,000	$—	$—	$—
Real estate non-owner occupied	—	—	—	537,000	—	—	(12,000)
Construction	—	—	—	157,000	—	$—	—
C&I	363,000	456,000	225,000	574,000	—	366,000	—
Multifamily	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—
Residential
Term	950,000	984,000	41,000	1,855,000	25,000	1,081,000	6,000
Construction	—	—	—	—	—	—	—
Home Equity
Revolving and term	—	—	—	247,000	—	—	—
Consumer	—	—	—	—	—	—	—
	$1,313,000	$1,440,000	$266,000	$3,513,000	$25,000	$1,447,000	$(6,000)
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

A breakdown of individually analyzed loans by class of financing receivable as of and for the period ended September 30, 2022 is presented in the following table:

				For the nine months ended September 30, 2022		For the quarter ended September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$1,295,000	$1,607,000	$—	$1,497,000	$42,000	$1,314,000	$14,000
Construction	25,000	27,000	—	26,000	—	25,000	—
Other	399,000	459,000	—	432,000	10,000	405,000	2,000
Municipal	—	—	—	—	—	—	—
Residential
Term	1,912,000	2,139,000	—	5,380,000	40,000	4,666,000	(9,000)
Construction	—	—	—	—	—	—	—
Home equity line of credit	247,000	279,000	—	299,000	—	249,000	—
Consumer	—	—	—	1,000	—	—	—
	$3,878,000	$4,511,000	$—	$7,635,000	$92,000	$6,659,000	$7,000
With an Allowance Recorded
Commercial
Real estate	$—	$—	$—	$14,000	$—	$—	$—
Construction	661,000	661,000	6,000	661,000	27,000	661,000	16,000
Other	552,000	647,000	315,000	745,000	—	679,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	1,264,000	1,267,000	99,000	1,562,000	34,000	1,384,000	9,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	11,000	—	—	—
Consumer	—	—	—	—	—	—	—
	$2,477,000	$2,575,000	$420,000	$2,993,000	$61,000	$2,724,000	$25,000
Total
Commercial
Real estate	$1,295,000	$1,607,000	$—	$1,511,000	$42,000	$1,314,000	$14,000
Construction	686,000	688,000	6,000	687,000	27,000	686,000	16,000
Other	951,000	1,106,000	315,000	1,177,000	10,000	1,084,000	2,000
Municipal	—	—	—	—	—	—	—
Residential
Term	3,176,000	3,406,000	99,000	6,942,000	74,000	6,050,000	—
Construction	—	—	—	—	—	—	—
Home equity line of credit	247,000	279,000	—	310,000	—	249,000	—
Consumer	—	—	—	1,000	—	—	—
	$6,355,000	$7,086,000	$420,000	$10,628,000	$153,000	$9,383,000	$32,000

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

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended September 30, 2023:

	Payment Deferral
	Amortized Cost Basis at September 30, 2023	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$504,000	0.17%
C&I	19,000	0.01%
	$523,000	0.03%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2023:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the nine months ended September 30, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$503,000	$—	$—	$—
C&I	220,000	40,000	—	—
Total	$723,000	$40,000	$—	$—

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

Residential Mortgage Loans in Process of Foreclosure
As of September 30, 2023, there were four mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $459,000. This compares to two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $166,000 as of December 31, 2022 and September 30, 2022.

Note 4. Allowance for Credit Losses
Upon adoption of ASC 326, in the first quarter of 2023, the Company replaced the incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation amount that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The ACL consists of three elements: (1) specific reserves for loans individually analyzed; (2) general reserves for each portfolio segment; and, (3) qualitative reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. Loans are segmented by common risk characteristics as delineated in the paragraph below. Prior to adoption of ASC 326, under the incurred loss methodology, the Company evaluated portfolio risk characteristics largely on loan purpose. The Company provides for loan losses through the allowance for credit losses which represents an estimated reserve for losses in the loan portfolio. To determine an appropriate level for general reserves, a discounted cash flow approach is applied to each portfolio segment implementing a probability of default and loss given default estimate based upon a number of factors including historical losses over an economic cycle, economic forecasts, loan prepayment speeds and curtailment rates. To determine an appropriate level for qualitative reserves, various factors are considered including underwriting policies, credit administration practices, experience, ability and depth of lending management, and economic factors not captured in the general reserve calculation. Adoption of ASC 326 added $6,210,000 to the Allowance for Credit Losses, recorded as a charge to retained earnings at January 1, 2023.

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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 37.3% of total Bank capital as of September 30, 2023 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 215.5% of total Bank capital at September 30, 2023, below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the allowance for credit losses as of September 30, 2023, by class of financing receivable and allowance element, is presented in the following table:

As of September 30, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,731,000	$780,000	$4,511,000
Real estate non-owner occupied	—	3,855,000	574,000	4,429,000
Construction	—	1,445,000	157,000	1,602,000
C&I	225,000	3,909,000	663,000	4,797,000
Multifamily	—	1,184,000	93,000	1,277,000
Municipal	—	332,000	44,000	376,000
Residential
Term	41,000	4,020,000	825,000	4,886,000
Construction	—	602,000	(26,000)	576,000
Home Equity
Revolving and term	—	442,000	175,000	617,000
Consumer	—	219,000	32,000	251,000
	$266,000	$19,739,000	$3,317,000	$23,322,000
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

A breakdown of the allowance for loan losses as of September 30, 2022 under the incurred loss method, by class of financing receivable and allowance element, is presented in the following table:

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
The allowance for credit losses as a percent of total loans stood at 1.12% as of September 30, 2023, 0.87% at December 31, 2022 and 0.88% as of September 30, 2022.

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the nine months ended September 30, 2023 :

Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$100,000
Impact of adopting ASC 326	1,297,000
Credit loss expense	89,000
Total ending allowance balance	$1,486,000

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as follows:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2023
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$43,022	$75,590	$41,851	$28,387	$35,696	$65,064	$9,355	$175	$299,140
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	283	—	—	—	503	17	—	—	803
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	43,305	75,590	41,851	28,387	36,199	65,081	9,355	175	299,943
Current period gross write-offs	—	—	—	—	—	40	—	—	40
Real estate non-owner occupied
Pass (risk rating 1-5)	27,875	71,474	130,132	49,160	27,670	85,559	5,092	—	396,962
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	62	—	—	62
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	27,875	71,474	130,132	49,160	27,670	85,621	5,092	—	397,024
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	16,892	41,852	8,506	1,665	1,039	2,470	—	—	72,424
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	16,892	41,852	8,506	1,665	1,039	2,470	—	—	72,424
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	43,648	66,873	53,712	37,052	6,526	38,003	90,748	11,937	348,499
Special Mention (risk rating 6)	—	129	268	—	—	8	400	—	805
Substandard (risk rating 7)	94	363	35	—	188	545	67	—	1,292
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	43,742	67,365	54,015	37,052	6,714	38,556	91,215	11,937	350,596
Current period gross write-offs	—	—	—	—	16	—	—	—	16
Multifamily
Pass (risk rating 1-5)	8,435	32,082	18,172	16,103	5,553	8,796	329	207	89,677
Special Mention (risk rating 6)	—	—	1,364	—	—	—	—	—	1,364
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	8,435	32,082	19,536	16,103	5,553	8,796	329	207	91,041
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass (risk rating 1-5)	24,527	6,239	4,121	10,226	5,270	8,064	—	—	58,447
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	24,527	6,239	4,121	10,226	5,270	8,064	—	—	58,447
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2023
Residential
Term
Performing	47,019	149,470	143,048	97,350	40,621	179,788	1,301	132	658,729
Non-performing	—	304	—	81	340	595	—	—	1,320
Total Term	47,019	149,774	143,048	97,431	40,961	180,383	1,301	132	660,049
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	15,966	11,715	—	1,305	—	—	—	—	28,986
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	15,966	11,715	—	1,305	—	—	—	—	28,986
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	8,154	9,472	2,073	1,214	609	1,754	67,639	10,575	101,490
Non-performing	—	—	—	—	—	115	198	177	490
Total Home Equity Revolving and Term	8,154	9,472	2,073	1,214	609	1,869	67,837	10,752	101,980
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	3,072	2,338	1,296	1,951	538	4,404	5,771	—	19,370
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	3,072	2,338	1,296	1,951	538	4,404	5,771	—	19,370
Current period gross write-offs	5	41	30	30	7	39	—	—	152
Total loans	$238,987	$467,901	$404,578	$244,494	$124,553	$395,244	$180,900	$23,203	$2,079,860

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
The following table presents allowance for credit losses activity by class for the nine months and quarter ended September 30, 2023:

Dollars in thousands	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the nine months ended September 30, 2023
Beginning balance, prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Charge offs	40	—	—	16	—	—	—	—	—	152	—	208
Recoveries	2	75	—	3	—	—	10	—	10	78	—	178
Provision (credit)	119	39	(162)	68	93	82	439	(358)	34	65	—	419
Impact of adopting ASC 326	(1,686)	4,315	943	1,645	1,184	132	1,878	735	(456)	(802)	(1,678)	6,210
Ending balance	$4,511	$4,429	$1,602	$4,797	$1,277	$376	$4,886	$576	$617	$251	$—	$23,322
For the three months ended September 30, 2023
Beginning balance	$4,719	$4,492	$1,469	$4,721	$1,312	$399	$4,831	$609	$635	$278	$—	$23,465
Charge offs	1	—	—	16	—	—	—	—	—	69	—	86
Recoveries	2	—	—	—	—	—	4	—	3	20	—	104
Provision (credit)	(209)	(63)	133	92	(35)	(23)	51	(33)	(21)	22	—	(161)
Ending balance	$4,511	$4,429	$1,602	$4,797	$1,277	$376	$4,886	$576	$617	$251	$—	$23,322

As of September 30, 2023, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

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

The following table presents allowance for loan losses activity by class for the year ended December 31, 2022:

Dollars in thousands	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2022
Beginning balance	$5,367	$746	$2,830	$157	$2,733	$148	$925	$833	$1,782	$15,521
Charge offs	—	—	309	—	8	—	29	412	—	758
Recoveries	20	—	13	—	29	—	4	144	—	210
Provision (credit)	729	75	563	5	(195)	51	129	497	(104)	1,750
Ending balance	$6,116	$821	$3,097	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2022:

Dollars in thousands	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2022
Beginning balance	$5,367	$746	$2,830	$157	$2,733	$148	$925	$833	$1,782	$15,521
Charge offs	—	—	272	—	—	—	29	318	—	619
Recoveries	16	—	11	—	27	—	3	128	—	185
Provision (credit)	192	375	445	3	(213)	20	94	229	155	1,300
Ending balance	$5,575	$1,121	$3,014	$160	$2,547	$168	$993	$872	$1,937	$16,387
For the three months ended September 30, 2022
Beginning balance	$5,480	$1,151	$2,948	$157	$2,592	$191	$966	$866	$1,850	$16,201
Charge offs	—	—	229	—	—	—	—	31	—	260
Recoveries	(1)	—	9	—	16	—	2	20	—	46
Provision (credit)	96	(30)	286	3	(61)	(23)	25	17	87	400
Ending balance	$5,575	$1,121	$3,014	$160	$2,547	$168	$993	$872	$1,937	$16,387

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
As of September 30, 2023, 98,810 shares of restricted stock had been granted under the 2020 Plan, of which 83,127 shares remain restricted as of September 30, 2023 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2021	3.0	25,968	0.3
2022	3.0	23,654	1.3
2022	2.5	1,250	1.3
2023	3.0	27,559	2.3
2023	2.0	2,946	1.3
2023	1.0	1,750	0.3
		83,127	1.3
The compensation cost related to these non-vested restricted stock grants is $2,402,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2023, $607,000 of expense was recognized for these restricted shares, leaving $1,069,000 in unrecognized expense as of September 30, 2023. In the nine months ended September 30, 2022, $610,000 of expense was recognized for restricted shares, leaving $994,000 in unrecognized expense as of September 30, 2022.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $608,000 and $588,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30, 2023 and 2022:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2023
Net income as reported	$22,839,000
Basic EPS: Income available to common shareholders	22,839,000	10,993,406	$2.08
Effect of dilutive securities: restricted stock		84,089
Diluted EPS: Income available to common shareholders plus assumed conversions	$22,839,000	11,077,495	$2.06
For the nine months ended September 30, 2022
Net income as reported	$29,793,000
Basic EPS: Income available to common shareholders	29,793,000	10,927,920	$2.73
Effect of dilutive securities: restricted stock		98,651
Diluted EPS: Income available to common shareholders plus assumed conversions	$29,793,000	11,026,571	$2.70
The following table sets forth the computation of basic and diluted EPS for the quarters ended September 30, 2023 and 2022:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2023
Net income as reported	$7,474,000
Basic EPS: Income available to common shareholders	7,474,000	11,003,987	$0.68
Effect of dilutive securities: restricted stock		83,146
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,474,000	11,087,133	$0.67
For the quarter ended September 30, 2022
Net income as reported	$10,091,000
Basic EPS: Income available to common shareholders	10,091,000	10,934,492	$0.92
Effect of dilutive securities: restricted stock		100,899
Diluted EPS: Income available to common shareholders plus assumed conversions	$10,091,000	11,035,391	$0.91

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $826,000 and $752,000 for the nine months ended September 30, 2023 and 2022, respectively.
Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $57,000 and $231,000 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the associated accrued liability included in other liabilities in the balance sheet was $2,735,000 compared to $2,893,000 and $2,888,000 at December 31, 2022 and September 30, 2022, respectively.

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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$1,050,000	$1,353,000
Interest cost	14,000	24,000
Benefits paid	(66,000)	(66,000)
Benefit obligation at end of period	$998,000	$1,311,000
Funded status
Benefit obligation at end of period	$(998,000)	$(1,311,000)
Unamortized gain	(345,000)	(133,000)
Accrued benefit cost at end of period	$(1,343,000)	$(1,444,000)
The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarter ended September 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Interest cost	$14,000	$24,000	$4,000	$7,000
Net periodic benefit cost	$14,000	$24,000	$4,000	$7,000
Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	September 30, 2023	December 31, 2022	September 30, 2022
Unamortized net actuarial gain	$345,000	$345,000	$133,000
Deferred tax expense	(72,000)	(72,000)	(28,000)
Net unrecognized postretirement benefits included in AOCI	$273,000	$273,000	$105,000
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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the nine months and quarters ended September 30, 2023 and 2022.

	For the nine months ended September 30,		For the quarter ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$(44,718,000)	$(1,718,000)	$(43,781,000)	$(32,795,000)
Unrealized losses arising during the period	(11,562,000)	(58,149,000)	(12,748,000)	(18,812,000)
Reclassification of net realized gains during the period	—	(7,000)	—	(6,000)
Related deferred taxes	2,428,000	12,213,000	2,677,000	3,952,000
Net change	(9,134,000)	(45,943,000)	(10,071,000)	(14,866,000)
Balance at end of period	$(53,852,000)	$(47,661,000)	$(53,852,000)	$(47,661,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the nine months and quarters ended September 30, 2023 and 2022.

	For the nine months ended September 30,		For the quarter ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$(64,000)	$(87,000)	$(59,000)	$(73,000)
Amortization of net unrealized gains	7,000	25,000	1,000	7,000
Related deferred taxes	(1,000)	(5,000)	—	(1,000)
Net change	6,000	20,000	1,000	6,000
Balance at end of period	$(58,000)	$(67,000)	$(58,000)	$(67,000)

The following table presents the effect of the Company's derivative financial instruments included in OCI for the nine months and quarters ended September 30, 2023 and 2022.

	For the nine months ended September 30,		For the quarter ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$544,000	$—	$680,000	$146,000
Unrealized gains on cash flow hedging derivatives arising during the period	1,096,000	633,000	924,000	448,000
Related deferred taxes	(230,000)	(133,000)	(194,000)	(94,000)
Net change	866,000	500,000	730,000	354,000
Balance at end of period	$1,410,000	$500,000	$1,410,000	$500,000
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the nine months and quarters ended September 30, 2023 and 2022.

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

The details of the Bank's swap agreements are as follows:

					September 30, 2023		December 31, 2022		September 30, 2022
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
04/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	$10,000,000	$20,000	$10,000,000	$187,000	$10,000,000	$179,000
04/27/2022	01/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	10,000,000	92,000	10,000,000	233,000	10,000,000	212,000
04/27/2022	04/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	10,000,000	159,000	10,000,000	269,000	10,000,000	242,000
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	75,000,000	1,513,000	—	—	—	—
					$105,000,000	$1,784,000	$30,000,000	$689,000	$30,000,000	$633,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Assets	$40,000,000	$63,000	$—	$—	$—	$—
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Assets	30,000,000	120,000	—	—	—	—
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Assets	30,000,000	250,000	—	—	—	—
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other Assets	50,000,000	272,000	—	—	—	—
					$150,000,000	$705,000	$—	$—	$—	$—
Total swap agreements					$255,000,000	$2,489,000	$30,000,000	$689,000	$30,000,000	$633,000

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

At September 30, 2023 and 2022, and December 31, 2022, there were six customer loan swap arrangements in place, detailed below:

		September 30, 2023			December 31, 2022			September 30, 2022
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$36,572,000	$6,031,000	6	$37,411,000	$4,910,000	6	$38,628,000	$5,365,000
		6	36,572,000	6,031,000	6	37,411,000	4,910,000	6	38,628,000	5,365,000
Receive Fixed, Pay Variable	Other Liabilities	6	36,572,000	(6,031,000)	6	37,411,000	(4,910,000)	6	38,628,000	(5,365,000)
		6	36,572,000	(6,031,000)	6	37,411,000	(4,910,000)	6	38,628,000	(5,365,000)
Total		12	$73,144,000	$—	12	$74,822,000	$—	12	$77,256,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At September 30, 2023, there was no collateral posted on its swap contracts or required amount to be pledged.
Cessation of LIBOR
The Company adopted SOFR as its replacement reference rate index for each of the customer loan interest rate swap contracts that were tied to a LIBOR tenor. The six contracts shown in the table immediately above have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. The necessary actions to amend these legacy contracts to incorporate the new replacement reference rate index were completed in the second quarter 2023.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2023, the prepayment assumption using the PSA model was 93, which translates into an anticipated prepayment rate of 4.46%. The discount rate is 10.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2023 and 2022, servicing rights capitalized totaled $34,000 and $299,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2023 and 2022 were $280,000 and $402,000, respectively. The fair value of servicing rights was $3,673,000, $3,734,000, and $3,789,000 at September 30, 2023, December 31, 2022 and September 30, 2022, respectively. The Bank serviced loans for others totaling $327,428,000, $342,870,000, and $348,589,000 at September 30, 2023, December 31, 2022, and September 30, 2022, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2023	December 31, 2022	September 30, 2022
Mortgage servicing rights	$8,687,000	$8,654,000	$8,640,000
Accumulated amortization	(6,441,000)	(6,161,000)	(6,046,000)
Carrying value	$2,246,000	$2,493,000	$2,594,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2023 and 2022, and at December 31, 2022:

	September 30, 2023	December 31, 2022	September 30, 2022
Certificates of deposit < $100,000	$641,429,000	$489,793,000	$407,344,000
Certificates $100,000 to $250,000	234,962,000	259,614,000	295,112,000
Certificates $250,000 and over	132,775,000	118,264,000	83,720,000
	$1,009,166,000	$867,671,000	$786,176,000
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
Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2023 and 2022, and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023, December 31, 2022 and September 30, 2022.

	At September 30, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$38,252,000	$—	$38,252,000
Mortgage-backed securities	—	212,846,000	—	212,846,000
State and political subdivisions	—	30,780,000	—	30,780,000
Asset-backed securities	—	3,094,000	—	3,094,000
Total securities available for sale	—	284,972,000	—	284,972,000
Interest rate swap agreements	—	2,489,000	—	2,489,000
Customer loan interest swap agreements	—	6,031,000	—	6,031,000
Total interest rate swap agreements	—	8,520,000	—	8,520,000
Total assets	$—	$293,492,000	$—	$293,492,000

	At September 30, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$—	$—	$—
Customer loan interest swap agreements	—	6,031,000	—	6,031,000
Total liabilities	$—	$6,031,000	$—	$6,031,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,147,000	$—	$19,147,000
Mortgage-backed securities	—	228,676,000	—	228,676,000
State and political subdivisions	—	33,191,000	—	33,191,000
Asset-backed securities	—	3,495,000	—	3,495,000
Total securities available for sale	—	284,509,000	—	284,509,000
Interest rate swap agreements	—	689,000	—	689,000
Customer loan interest swap agreements	—	4,910,000	—	4,910,000
Total interest rate swap agreements	—	5,599,000	—	5,599,000
Total assets	$—	$290,108,000	$—	$290,108,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$4,910,000	$—	$4,910,000
Total liabilities	$—	$4,910,000	$—	$4,910,000

	At September 30, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,144,000	$—	$19,144,000
Mortgage-backed securities	—	229,178,000	—	229,178,000
State and political subdivisions	—	31,106,000	—	31,106,000
Asset-backed securities	—	3,840,000	—	3,840,000
Total securities available for sale	—	283,268,000	—	283,268,000
Interest rate swap agreements	—	633,000	—	633,000
Customer loan interest swap agreements	—	5,365,000	—	5,365,000
Total interest swap agreements	—	5,998,000	—	5,998,000
Total assets	$—	$289,266,000	$—	$289,266,000

	At September 30, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$5,365,000	$—	$5,365,000
Total liabilities	$—	$5,365,000	$—	$5,365,000

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
Individually analyzed loans below are presented net of specific allowances of $19,000, $135,000 and $151,000 at September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

	At September 30, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,673,000	$—	$3,673,000
Individually analyzed loans	—	285,000	—	285,000
Total assets	$—	$3,958,000	$—	$3,958,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,734,000	$—	$3,734,000
Individually analyzed loans	—	20,000	—	20,000
Total assets	$—	$3,754,000	$—	$3,754,000

	At September 30, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,789,000	$—	$3,789,000
Individually analyzed loans	—	5,000	—	5,000
Total assets	$—	$3,794,000	$—	$3,794,000

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

The carrying amount and estimated fair values for financial instruments as of September 30, 2023 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$387,374,000	$311,864,000	$—	$311,864,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	688,027,000	652,297,000	—	—	652,297,000
Construction	70,822,000	67,144,000	—	—	67,144,000
Other	435,563,000	423,464,000	—	—	423,464,000
Municipal	58,071,000	52,196,000	—	—	52,196,000
Residential
Term	655,431,000	577,982,000	—	285,000	577,697,000
Construction	28,410,000	27,972,000	—	—	27,972,000
Home equity line of credit	101,363,000	102,124,000	—	—	102,124,000
Consumer	19,119,000	16,978,000	—	—	16,978,000
Total loans	2,056,806,000	1,920,157,000	—	285,000	1,919,872,000
Mortgage servicing rights	2,246,000	3,673,000	—	3,673,000	—
Financial liabilities
Local certificates of deposit	$338,280,000	$319,218,000	$—	$319,218,000	$—
National certificates of deposit	670,886,000	672,654,000	—	672,654,000	—
Total certificates of deposit	1,009,166,000	991,872,000	—	991,872,000	—
Repurchase agreements	52,915,000	52,793,000	—	52,793,000	—
Federal Home Loan Bank advances	30,078,000	30,074,000	—	30,074,000	—
Total borrowed funds	82,993,000	82,867,000	—	82,867,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2022 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$393,896,000	$339,011,000	$—	$339,011,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	692,541,000	669,752,000	—	—	669,752,000
Construction	92,994,000	89,934,000	—	—	89,934,000
Other	315,917,000	312,219,000	—	20,000	312,199,000
Municipal	40,439,000	38,069,000	—	—	38,069,000
Residential
Term	611,350,000	558,274,000	—	—	558,274,000
Construction	49,686,000	44,410,000	—	—	44,410,000
Home equity line of credit	75,416,000	78,878,000	—	—	78,878,000
Consumer	19,883,000	18,142,000	—	—	18,142,000
Total loans	1,898,226,000	1,809,678,000	—	20,000	1,809,658,000
Mortgage servicing rights	2,493,000	3,734,000	—	3,734,000	—
Financial liabilities
Local certificates of deposit	$291,152,000	$275,658,000	$—	$275,658,000	$—
National certificates of deposit	576,519,000	569,883,000	—	569,883,000	—
Total certificates of deposit	867,671,000	845,541,000	—	845,541,000	—
Repurchase agreements	64,409,000	64,289,000	—	64,289,000	—
Federal Home Loan Bank advances	39,074,000	39,064,000	—	39,064,000	—
Total borrowed funds	103,483,000	103,353,000	—	103,353,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2022 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$381,906,000	$313,796,000	$—	$313,796,000	$—
Loans (net of allowance for loan losses)
Commercial
Real estate	632,385,000	615,560,000	—	—	615,560,000
Construction	127,765,000	124,366,000	—	—	124,366,000
Other	306,692,000	304,024,000	—	5,000	304,019,000
Municipal	48,521,000	46,475,000	—	—	46,475,000
Residential
Term	592,143,000	543,378,000	—	—	543,378,000
Construction	41,440,000	37,263,000	—	—	37,263,000
Home equity line of credit	72,812,000	76,287,000	—	—	76,287,000
Consumer	19,830,000	18,172,000	—	—	18,172,000
Total loans	1,841,588,000	1,765,525,000	—	5,000	1,765,520,000
Mortgage servicing rights	2,594,000	3,789,000	—	3,789,000	—
Financial liabilities
Local certificates of deposit	$252,211,000	$239,377,000	$—	$239,377,000	$—
National certificates of deposit	533,965,000	525,169,000	—	525,169,000	—
Total certificates of deposit	786,176,000	764,546,000	—	764,546,000	—
Repurchase agreements	68,258,000	59,208,000	—	59,208,000	—
Federal Home Loan Bank advances	50,085,000	50,071,000	—	50,071,000	—
Total borrowed funds	118,343,000	109,279,000	—	109,279,000	—

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
Allowance for Credit Losses. Management believes the allowance for credit losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for credit losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan and investment portfolios. The allowance is comprised of the allowance for credit losses on loans, the allowance for credit losses on off-balance sheet commitments, and the allowance for credit losses on held to maturity securities. Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolios, quality trends as measured by key indicators, prior loan loss experience in each loan portfolio segment, local and national business and economic conditions, and other factors contributing to Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for credit losses.
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
Risks and Uncertainties. The nation's economy continues to demonstrate areas of strength and areas of weakness post-pandemic. Inflation is beginning to moderate as evidenced by recent trends in the Consumer Price Index, which had risen at levels not experienced since the 1980s. The labor market remains very tight with very low rates of unemployment and strong job creation, each contributing to inflationary pressure. To address the inflation problem, the FOMC has removed accommodative monetary policies and aggressively increased short-term interest rates throughout 2022 and into 2023. The pace of increase by the FOMC has slowed and there is ongoing debate as to how close to the end of the rate hiking cycle the FOMC may be. If the FOMC does not increase rates enough, it risks an ongoing inflation problem; an overshoot on rate increases risks entering the economy into a recession. There is developing concern nationally on the commercial real estate market given high vacancy numbers in some locations. The ongoing conflict between Russia and Ukraine and the recent tensions arising from the Middle East have added to economic uncertainty and geopolitical instability. The failures in 2023 of several regional banks further roiled markets and introduced new sources of uncertainty. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2023	2022	2023	2022
Net interest income as presented	$49,354	$56,682	$15,954	$19,364
Effect of tax-exempt income	1,965	1,719	685	592
Net interest income, tax equivalent	$51,319	$58,401	$16,639	$19,956
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2023	2022	2023	2022
Non-interest expense, as presented	$32,571	$32,193	$11,006	$11,371
Net interest income, as presented	49,354	56,682	15,954	19,364
Effect of tax-exempt interest income	1,965	1,719	685	592
Non-interest income, as presented	11,330	13,027	3,891	4,715
Effect of non-interest tax-exempt income	131	127	44	43
Net securities gains	—	(7)	—	(6)
Adjusted net interest income plus non-interest income	$62,780	$71,548	$20,574	$24,708
Non-GAAP efficiency ratio	51.88%	44.99%	53.49%	46.02%
GAAP efficiency ratio	53.67%	46.18%	55.46%	47.22%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2023	2022	2023	2022
Average shareholders' equity as presented	$234,832	$237,412	$234,024	$233,763
Less average intangible assets	(30,847)	(30,901)	(30,853)	(30,884)
Average tangible shareholders' common equity	$203,985	$206,511	$203,171	$202,879
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2023	2022	2023	2022
Net Income, as presented	$22,839	$29,793	$7,474	$10,091
Add: provision (reduction) for credit losses	501	1,300	(200)	400
Add: income taxes expense	4,773	6,423	1,565	2,217
Pre-tax, pre-provision net income	$28,113	$37,516	$8,839	$12,708

Executive Summary
Net income for the nine months ended September 30, 2023 was $22.8 million, down $7.0 million or 23.3% from the same period in 2022 due to a decrease in net interest income resulting from higher funding costs. Earnings per common share on a fully diluted basis were $2.06 for the nine months ended September 30, 2023, down $0.64 or 23.7% from the $2.70 posted for the same period in 2022. Dividends totaling $1.04 per share have been declared year-to-date, representing a payout to our shareholders of 50.00% of basic earnings per share for the period. For the quarter ended September 30, 2023, net income was $7.5 million, down $2.6 million or 25.9% from the same period in 2022. Earnings per common share on a fully diluted basis were $0.67 for the quarter ended September 30, 2023, down $0.24 or 26.4% from the $0.91 posted for the same period in 2022.
Net interest income on a tax-equivalent basis was down $7.1 million or 12.1% in the nine months ended September 30, 2023 compared to the same period in 2022. The tax equivalent net interest margin for the nine months ended September 30, 2023, was 2.54%, down from 3.17% for the same period in 2022. The period to period change in net interest income and net interest margin is primarily attributable to increased funding costs; also contributing was $1.1 million in PPP revenue earned in 2022 which was non-continuing. For the quarter ended September 30, 2023, net interest income on a tax-equivalent basis decreased $3.3 million or 16.6% compared to the same period in 2022, with a net interest margin of 2.40% compared to 3.14% for the same period in 2022.
Non-interest income for the nine months ended September 30, 2023 was $11.3 million, down $1.7 million or 13.0%, from the nine months ended September 30, 2022. As compared to the prior year period, mortgage banking revenue decreased $623,000 or 50.5% on lower volume of mortgage sales and negative marks taken against mortgage servicing rights valuation. Debit card revenue was down $1.0 million or 21.3% due primarily to timing of program incentive payments; year-to-date revenue at First National Wealth Management was essentially unchanged in 2023 from that earned in 2022.
Non-interest expense for the nine months ended September 30, 2023 was $32.6 million, up $378,000 or 1.2% from the nine months ended September 30, 2022. FDIC insurance premiums increased $691,000 from the same period in 2022, while salaries and employee benefits decreased 3.9% and other operating expense decreased 0.9% over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.09% of total assets as of September 30, 2023, up slightly from 0.07% of total assets as of September 30, 2022 and 0.06% of total assets as of December 31, 2022. Total past-due loans remain low and were 0.10% of total loans as of September 30, 2023, up slightly from 0.08% of total loans as of December 31, 2022 and September 30, 2022.
The provision for credit losses on loans for the first nine months of 2023 was $419,000, down from the $1.3 million provisioned in the same period in 2022. A reversal in the provision for credit losses on loans of $161,000 was recorded in the third quarter of 2023 under the CECL methodology. Net loan chargeoffs for the nine months ended September 30, 2023 were $30,000 or 0.002% of average loans on an annualized basis, down from net charge-offs of $434,000 or 0.030% of total loans for the nine months ended September 30, 2022. The ACL for loans increased $6.6 million between December 31, 2022 and September 30, 2023, and now stands at 1.12% of loans outstanding as of September 30, 2023, up from 0.87% at December 31, 2022 and 0.88% at September 30, 2022. Most of the dollar increase in the ACL for loans is the result of CECL adoption and associated one-time adjustments.
The Company's balance sheet continued to expand in the first nine months of 2023 as total assets increased $205.0 million or 7.5% year-to-date. The loan portfolio increased $165.2 million or 8.6% in the nine months ended September 30, 2023 and $221.9 million or 11.9% from a year ago. Loan growth in the first nine months of 2023 was centered in the commercial and residential portfolios. Commercial loans increased by $98.4 million during the period, led by increases in owner-occupied commercial real estate of $43.3 million, non-owner occupied commercial real estate of $33.4 million and commercial & industrial loans of $31.2 million; commercial construction balances decreased by $21.5 million as a number of projects converted to permanent financing. Residential term loans increased by $62.6 million in the first nine months of 2023, while residential construction loans decreased by $20.9 million. The investment portfolio decreased $6.1 million year-to-date and increased $6.5 million from a year ago based upon cash flow of amortizing securities, limited reinvestment or new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet total deposits have increased $221.1 million, or 9.3%, year-to-date to $2.60 billion. Low-cost deposits increased $1.1 million during the nine-month period as growth in Demand and NOW balances was offset by a decline in Savings balances. Money Market balances increased $78.4 million and CDs increased $141.5 million. A majority of the deposit growth generated YTD has been in local deposits which have increased by $120.8 million, or 7.00%, year-to-date. To balance the seasonal changes and to support earning asset growth, wholesale CDs have increased $94.4 year-to-date, while borrowings have decreased by $20.5 million.
Remaining well capitalized is a top priority for The Company. The Company's total risk-based capital ratio was 13.76% as of September 30, 2023, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRBB, and the OCC.
Among the Company's operating ratios, the return on average assets was 1.08% and return on average tangible common equity of 14.97% for the nine months ended September 30, 2023 compared to 1.54% and 19.29%, respectively, for the same period in 2022. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 51.88% for the nine months ended September 30, 2023 compared to 44.99% for the same period in 2022.

Net Interest Income
Total interest income of $93.4 million for the nine months ended September 30, 2023 was an increase of $27.4 million or 41.5% compared to total interest income of $66.0 million for the same period of 2022; interest income for the prior period included $1.1 million of non-recurring PPP revenue. Growth in earning assets coupled with higher interest rates resulted in the period to period increase. Higher market interest rates resulting from FOMC actions coupled with changing customer product preferences to higher cost money market and CD products led to total interest expense of $44.0 million for the nine months ended September 30, 2023, an increase of $34.7 million or 374.5% compared to total interest expense for the nine months ended September 30, 2022. As a result, net interest income of $49.4 million for the nine months ended September 30, 2023 was a decrease of $7.3 million or 12.9% compared to net interest income of $56.7 million for the same period ended September 30, 2022; excluding the PPP income, the period-to-period change would have been 11.2%. The Company's net interest margin on a tax-equivalent basis for the nine months ended September 30, 2023 was 2.54%, down from 3.17% for the first nine months of 2022. Tax-exempt interest income amounted to $7.4 million for the nine months ended September 30, 2023 compared to $6.5 million for the nine months ended September 30, 2022.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2023 and 2022. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the nine months ended
	September 30, 2023		September 30, 2022
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$300	5.30%	$163	0.93%
Investments	15,795	3.12%	13,815	2.68%
Loans held for sale	—	0.00%	11	2.53%
Loans	79,222	5.26%	53,685	4.10%
Total interest income	95,317	4.72%	67,674	3.67%
Interest expense
Deposits	42,384	2.62%	8,190	0.59%
Other borrowings	1,614	1.93%	1,083	1.09%
Total interest expense	43,998	2.58%	9,273	0.62%
Net interest income	$51,319		$58,401
Interest rate spread		2.14%		3.05%
Net interest margin		2.54%		3.17%

	For the quarters ended
	September 30, 2023		September 30, 2022
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$211	5.49%	$92	2.32%
Investments	5,249	3.12%	4,849	2.80%
Loans held for sale	—	0.00%	2	4.84%
Loans	28,479	5.45%	19,640	4.29%
Total interest-earning assets	33,939	4.89%	24,583	3.87%
Interest expense
Deposits	16,992	3.02%	4,164	0.86%
Other borrowings	308	1.32%	463	1.40%
Total interest expense	17,300	2.96%	4,627	0.89%
Net interest income	$16,639		$19,956
Interest rate spread		1.93%		2.97%
Net interest margin		2.40%		3.14%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2023 compared to 2022. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the nine months ended September 30, 2023 compared to 2022
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(110)	$765	$(518)	$137
Investment securities	(259)	2,282	(43)	1,980
Loans held for sale	(10)	(11)	10	(11)
Loans	8,132	15,115	2,290	25,537
Change in interest income	7,753	18,151	1,739	27,643
Interest expense
Deposits	1,292	28,418	4,484	34,194
Other borrowings	(168)	827	(128)	531
Change in interest expense	1,124	29,245	4,356	34,725
Change in net interest income	$6,629	$(11,094)	$(2,617)	$(7,082)
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2023 compared to 2022
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(3)	$126	$(4)	$119
Investment securities	(148)	565	(17)	400
Loans held for sale	(1)	(2)	1	(2)
Loans	2,753	5,338	748	8,839
Change in interest income	2,601	6,027	728	9,356
Interest expense
Deposits	670	10,474	1,684	12,828
Other borrowings	(136)	(27)	8	(155)
Change in interest expense	534	10,447	1,692	12,673
Change in net interest income	$2,067	$(4,420)	$(964)	$(3,317)

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2023 and 2022:

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Assets
Cash and cash equivalents	$25,355	$23,926	$29,993	$27,062
Interest-bearing deposits in other banks	7,567	23,405	15,241	15,711
Securities available for sale (includes tax exempt securities of $40,442 and $35,457 at September 30, 2023 and 2022, respectively)	281,935	308,297	273,930	302,428
Securities to be held to maturity, net of allowance for credit losses of $432 at September 30, 2023[1] (included tax exempt securities of $257,421 and $253,554 at September 30, 2023 and 2022, respectively)	390,828	377,163	388,623	380,512
Restricted equity securities, at cost	4,778	5,011	4,243	4,809
Loans held for sale	45	581	65	164
Loans	2,015,081	1,750,004	2,073,265	1,818,419
Allowance for credit losses	(21,478)	(15,962)	(23,688)	(16,365)
Net loans	1,993,603	1,734,042	2,049,577	1,802,054
Accrued interest receivable	13,223	9,539	13,419	9,425
Premises and equipment	28,109	28,960	28,004	28,848
Other real estate owned	8	12	19	33
Goodwill	30,646	30,646	30,646	30,646
Other assets	63,811	51,225	65,982	54,953
Total Assets	$2,839,908	$2,592,807	$2,899,742	$2,656,645
Liabilities & Shareholders' Equity
Demand deposits	$301,738	$333,828	$316,488	$351,025
NOW deposits	618,445	628,766	620,135	595,714
Money market deposits	208,697	210,145	240,874	193,257
Savings deposits	339,078	373,329	324,384	381,113
Certificates of deposit	1,000,370	659,083	1,044,609	750,935
Total deposits	2,468,328	2,205,151	2,546,490	2,272,044
Borrowed funds – short term	112,080	132,533	92,461	130,695
Borrowed funds – long term	—	85	—	85
Dividends payable	892	956	928	1,226
Other liabilities	23,776	16,670	25,839	18,832
Total Liabilities	2,605,076	2,355,395	2,665,718	2,422,882
Shareholders' Equity:
Common stock	111	110	111	110
Additional paid-in capital	68,975	67,364	69,381	67,761
Retained earnings	208,884	192,666	210,148	198,897
Net unrealized loss on securities available for sale	(43,293)	(22,823)	(46,732)	(33,249)
Net unrealized loss on securities transferred from available for sale to held to maturity	(60)	(77)	(58)	(70)
Net unrealized gain (loss) on cash flow hedging derivative instruments	(58)	67	901	209
Net unrealized gain on postretirement benefit costs	273	105	273	105
Total Shareholders' Equity	234,832	237,412	234,024	233,763
Total Liabilities & Shareholders' Equity	$2,839,908	$2,592,807	$2,899,742	$2,656,645
1September 30, 2022 had no allowance for credit losses

Non-Interest Income
Non-interest income of $11.3 million for the nine months ended September 30, 2023 is a decrease of $1.7 million compared to the same period in 2022. Mortgage Banking revenue was down $623,000, or 50.5%; the decrease is attributable to a year-to-year decrease in mortgage origination activity and marks against mortgage servicing rights. Debit card revenue was down $1.0 million or 21.3%. Debit card interchange revenue has been reasonably steady year-over-year, and revenue changes are mostly attributable to the timing of annual incentive payments. Revenue at First National Wealth Management increased $2,000 or 0.1% over the same period. Non-interest income of $3.9 million for the quarter ended September 30, 2023 is a decrease of $824,000 compared to the same period in 2022; the decrease is primarily attributable to debit card revenue due to the reasons mentioned above.

Non-Interest Expense
Non-interest expense of $32.6 million for the nine months ended September 30, 2023 is an increase of 1.2% or $378,000 compared to non-interest expense of $32.2 million for the same period in 2022. Salaries and employee benefits decreased $672,000 or 3.9%, and other operating expense decreased $74,000 or 0.9%. FDIC insurance premiums increased by $691,000 due to a base rate increase impacting all banks. Non-interest expense of $11.0 million for the quarter ended September 30, 2023 is a decrease of 3.2% compared to non-interest expense of $11.4 million for the same period in 2022 due to the reasons mentioned.

Income Taxes
Income taxes on operating earnings were $4.8 million for the nine months ended September 30, 2023, down $1.7 million from the same period in 2022.

Investments
The carrying value of the Company's investment portfolio decreased by $6.1 million between December 31, 2022 and September 30, 2023 from $682.3 million to $676.2 million. The change in value of the portfolio is attributable to a combination of incoming cash flow from amortizing investments, limited re-investment or new purchases, the effects of interest rate movement on the fair value of AFS holdings, and the establishment of an ACL for HTM securities. As of September 30, 2023, mortgage-backed securities had a carrying value of $270.1 million and a fair value of $256.7 million. Of this total, securities with a fair value of $73.6 million or 28.7% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $183.1 million or 71.3% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $58,000 at September 30, 2023. This compares to $64,000 and $67,000, net of taxes, at December 31, 2022 and September 30, 2022, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2023 and 2022 and December 31, 2022.

Dollars in thousands	September 30, 2023	December 31, 2022	September 30, 2022
Securities available for sale
U.S. Treasury & Agency securities	$38,252	$19,147	$19,144
Mortgage-backed securities	212,846	228,676	229,178
State and political subdivisions	30,780	33,191	31,106
Asset-backed securities	3,094	3,495	3,840
	$284,972	$284,509	$283,268
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100	$40,100	$38,100
Mortgage-backed securities	57,224	60,497	56,423
State and political subdivisions	255,732	258,549	257,633
Corporate securities	34,750	34,750	29,750
	$387,806	$393,896	$381,906
Less allowance for credit losses	(432)	—	—
Net securities to be held to maturity	$387,374	$393,896	$381,906
Restricted equity securities
Federal Home Loan Bank Stock	$2,823	$2,846	$3,477
Federal Reserve Bank Stock	1,037	1,037	1,037
	$3,860	$3,883	$4,514
Total securities	$676,206	$682,288	$669,688
The Company adopted ASC 326, the CECL standard in the first quarter of 2023. In conjunction with adoption, holdings of AFS Securities and HTM securities were evaluated to determine the need to establish an allowance for credit losses, if any. The total ACL for HTM securities was $432,000 as of September 30, 2023; there was no reserve as of December 31, 2022 and September 30, 2022. Further details are included in Notes 2 and 16 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2023. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$19,819	5.20%	$—	0.00%
Due in 1 to 5 years	2,829	1.83%	—	0.00%
Due in 5 to 10 years	7,543	1.17%	13,500	1.74%
Due after 10 years	8,061	2.00%	26,600	1.45%
Total	38,252	3.48%	40,100	1.55%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	274	3.21%	3	8.87%
Due in 5 to 10 years	10,286	3.65%	348	6.13%
Due after 10 years	202,286	2.29%	56,873	1.66%
Total	212,846	2.35%	57,224	1.69%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,408	3.68%
Due in 1 to 5 years	365	5.06%	9,777	3.89%
Due in 5 to 10 years	5,531	2.62%	50,717	3.20%
Due after 10 years	24,884	3.28%	193,830	2.26%
Total	30,780	3.19%	255,732	2.51%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	3,094	6.57%	—	0.00%
Total	3,094	6.57%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.50%
Due in 1 to 5 years	—	0.00%	6,000	4.75%
Due in 5 to 10 years	—	0.00%	28,000	4.59%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	34,750	4.55%
	$284,972	2.64%	$387,806	2.48%

Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain securities where the amortized cost of which exceeds fair value, which at September 30, 2023 amounted to $144.1 million, or 20.00% of the amortized cost of the total securities portfolio. At December 31, 2022, this amount was $111.7 million, or 15.65% of the amortized cost of total securities portfolio.
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
As of September 30, 2023, the Company had debt securities in an unrealized loss position with a fair value of $550.2 million and unrealized losses of $144.1 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve months amounted to a fair value $453.7 million as of September 30, 2023, compared with $310.2 million at December 31, 2022. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2023:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$11,842	$(40)	$44,577	$(19,555)	$56,419	$(19,595)
Mortgage-backed securities	18,017	(441)	238,150	(63,825)	256,167	(64,266)
State and political subdivisions	66,583	(6,675)	147,818	(49,769)	214,401	(56,444)
Asset-backed securities	—	—	1,510	(4)	1,510	(4)
Corporate Securities	—	—	21,677	(3,823)	21,677	(3,823)
	$96,442	$(7,156)	$453,732	$(136,976)	$550,174	$(144,132)

For securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of September 30, 2023, there were $19.6 million unrealized losses on these securities compared to $17.4 million unrealized losses as of December 31, 2022. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2023, there were $64.3 million of unrealized losses on these securities compared with $53.8 million at December 31, 2022. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2023, there were $56.4 million of unrealized losses on these securities compared to $38.0 million at December 31, 2022. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At September 30, 2023, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2023 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and disruption in the financial markets in general. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.

Asset-backed securities. As of September 30, 2023, there were $4,000 of unrealized losses on these securities compared to $53,000 at December 31, 2022. These securities consist of U.S. Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at September 30, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized.
Corporate securities. As of September 30, 2023, there were $3.8 million of unrealized losses on these securities compared to $2.5 million at December 31, 2022. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2023, all corporate bond issuers were current on contractually obligated interest and principal payments. Management believes that the unrealized losses at September 30, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of September 30, 2023, the Bank's investment in FHLBB stock totaled $2.8 million. This compares to $2.8 million as of December 31, 2022 and $3.5 million as of September 30, 2022. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through September 30, 2023.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at September 30, 2023 and 2022 and December 31, 2022.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through September 30, 2023. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2023, the Bank had $268,000 in loans held for sale. This compares to $275,000 in loans held for sale at December 31, 2022 and no loans held for sale at September 30, 2022.

Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first nine months of 2023, with total loans at $2.08 billion at September 30, 2023, up $165.2 million or 8.6% from total loans of $1.91 billion at December 31, 2022. Commercial loans increased $98.4 million or 14.7% between December 31, 2022 and September 30, 2023, municipal loans increased $17.8 million or 43.9%, residential term loans increased $62.6 million, residential construction decreased $20.9 million, and home equity lines of credit increased $8.9 million.
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

The following table summarizes the loan portfolio, by class, at September 30, 2023 and 2022 and December 31, 2022.

Dollars in thousands	September 30, 2023		December 31, 2022		September 30, 2022
Commercial
Real estate owner occupied	$299,943	14.4%	$256,623	13.4%	$251,410	13.6%
Real estate non-owner occupied	397,024	19.1%	363,660	19.0%	315,514	17.0%
Construction	72,424	3.5%	93,907	4.9%	129,036	6.9%
C&I	350,596	16.9%	319,359	16.7%	310,110	16.7%
Multifamily	91,041	4.4%	79,057	4.1%	71,784	3.9%
Municipal	58,447	2.8%	40,619	2.1%	48,702	2.6%
Residential
Term	660,049	31.7%	597,404	31.2%	581,066	31.3%
Construction	28,986	1.4%	49,907	2.6%	41,631	2.2%
Home Equity
Revolving and term	101,980	4.9%	93,075	4.9%	87,903	4.7%
Consumer	19,370	0.9%	21,063	1.1%	20,819	1.1%
Total loans	$2,079,860	100.0%	$1,914,674	100.0%	$1,857,975	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2023.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$201	$13,166	$30,298	$256,278	$299,943
Real estate non-owner occupied	—	17,606	59,813	319,605	397,024
Construction	7	5,068	9,301	58,048	72,424
C&I	584	164,368	82,441	103,203	350,596
Multifamily	—	1,162	331	89,548	91,041
Municipal	—	17,609	10,573	30,265	58,447
Residential
Term	—	7,018	36,517	616,514	660,049
Construction	62	1,026	—	27,898	28,986
Home Equity
Revolving and term	1,095	6,104	5,437	89,344	101,980
Consumer	5,764	7,577	2,706	3,323	19,370
Total loans	$7,713	$240,704	$237,417	$1,594,026	$2,079,860

The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2023.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$19,717	0.9%	$280,226	13.5%	$299,943	14.4%
Real estate non-owner occupied	95,580	4.6%	301,444	14.5%	397,024	19.1%
Construction	22,517	1.1%	49,907	2.4%	72,424	3.5%
C&I	133,381	6.5%	217,215	10.4%	350,596	16.9%
Multifamily	694	0.0%	90,347	4.4%	91,041	4.4%
Municipal	58,201	2.8%	246	0.0%	58,447	2.8%
Residential
Term	460,759	22.1%	199,290	9.6%	660,049	31.7%
Construction	13,101	0.6%	15,885	0.8%	28,986	1.4%
Home Equity
Revolving and Term	12,359	0.6%	89,621	4.3%	101,980	4.9%
Consumer	13,688	0.6%	5,682	0.3%	19,370	0.9%
Total loans	$829,997	39.8%	$1,249,863	60.2%	$2,079,860	100.0%

Loan Concentrations
As of September 30, 2023 and 2022, the Bank had one concentration of loans that exceeded 10% of its total loan portfolio. Loans to hotels (except Casino hotels) and motels totaled $226.4 million, or 10.88% and $201.5 million, or 10.84% of total loans, respectfully.

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
The ACL includes reserve amounts assigned to individually analyzed loans. This includes loans placed on non-accrual and loans reported as TDR prior to adoption of ASU 2022-02, with balances of $250,000 or more. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2023, individually analyzed loans with specific reserves totaled $929,000 and the amount of such reserves was $266,000. This compares to individually analyzed loans with specific reserves of $1.8 million at December 31, 2022 and the amount of such reserves was $398,000. Additional detail on individually analyzed loans may be found in Note 3 of the financial statements.
The total ACL on loans at September 30, 2023 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.
The following table summarizes the allocation of allowance by loan class as of September 30, 2023 and 2022 and December 31, 2022. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2023		December 31, 2022		September 30, 2022
Commercial
Real estate owner occupied	$4,511	14.4%	$6,116	36.5%	$5,575	34.5%
Real estate non-owner occupied	4,429	19.1%	—	—%	—	—%
Construction	1,602	3.5%	821	4.9%	1,121	6.9%
C&I	4,797	16.9%	3,097	16.7%	3,014	16.7%
Multifamily	1,277	4.4%	—	—%	—	—%
Municipal	376	2.8%	162	2.1%	160	2.6%
Residential
Term	4,886	31.7%	2,559	32.1%	2,547	32.0%
Construction	576	1.4%	199	2.6%	168	2.2%
Home Equity
Revolving and term	617	4.9%	1,029	4.0%	993	4.0%
Consumer	251	0.9%	1,062	1.1%	872	1.1%
Unallocated	—	—%	1,678	—%	1,937	—%
Total	$23,322	100.0%	$16,723	100.0%	$16,387	100.0%
The ACL totaled $23.3 million at September 30, 2023, compared to $16.7 million as of December 31, 2022 and $16.4 million as of September 30, 2022. The increase in the total allowance from December 31, 2022 to September 30, 2023 is attributable to the adoption of CECL, along with normal provision and loan charge-off activity.

A breakdown of the ACL on loans as of September 30, 2023, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,731	$780	$4,511
Real estate non-owner occupied	—	3,855	574	4,429
Construction	—	1,445	157	1,602
C&I	225	3,909	663	4,797
Multifamily	—	1,184	93	1,277
Municipal	—	332	44	376
Residential
Term	41	4,020	825	4,886
Construction	—	602	(26)	576
Home Equity
Revolving and term	—	442	175	617
Consumer	—	219	32	251
	$266	$19,739	$3,317	$23,322
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $419,000 for the first nine months of 2023 and $1.3 million the first nine months of 2022. A reversal in the provision for credit losses on loans of $161,000 was recorded in the third quarter of 2023 under CECL methodology. Net charge-offs were $30,000 in the first nine months of 2023, down from $434,000 in the first nine months of 2022. The ACL as a percentage of outstanding loans was 1.12% as of September 30, 2023, up from 0.87% as of December 31, 2022, and up from 0.88% as of September 30, 2022.

The following table summarizes the activities in our allowance for credit losses for the nine months ended September 30, 2023 and 2022 and for the year ended December 31, 2022:

Dollars in thousands	September 30, 2023	December 31, 2022	September 30, 2022
Balance at the beginning of period	$16,723	$15,521	$15,521
Loans charged off:
Commercial
Real estate owner occupied	40	—	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	16	309	272
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	—	8	—
Construction	—	—	—
Home Equity
Revolving and term	—	29	29
Consumer	152	412	318
Total	208	758	619
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	2	20	16
Real estate non-owner occupied	75	—	—
Construction	—	—	—
C&I	3	13	11
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	10	29	27
Construction	—	—	—
Home Equity
Revolving and term	10	4	3
Consumer	78	144	128
Total	178	210	185
Net loans charged off	30	548	434
Provision for credit losses	419	1,750	1,300
Adoption of ASU No. 2016-13	6,210	—	—
Balance at end of period	$23,322	$16,723	$16,387
Ratio of net loans charged off to average loans outstanding[1]	0.002%	0.030%	0.030%
Ratio of allowance for credit losses to total loans outstanding	1.12%	0.87%	0.88%
1 Annualized using a 365-day basis for both 2023 and 2022.

ACL for Unfunded Commitments
Adoption of CECL resulted in an increase in the Company's ACL for unfunded commitments. Our modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $1.5 million as of September 30, 2023.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.12% at September 30, 2023 compared to 0.09% at December 31, 2022 and 0.10% at September 30, 2022. The following table shows the distribution of nonperforming loans by class as of September 30, 2023 and 2022 and December 31, 2022:

Dollars in thousands	September 30, 2023	December 31, 2022	September 30, 2022
Commercial
Real estate owner occupied	$—	$193	$195
Real estate non-owner occupied	—	—	—
Construction	29	23	25
C&I	714	663	756
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	1,320	572	637
Construction	—	—	—
Home Equity
Revolving and term	490	304	247
Consumer	—	—	—
Total nonperforming loans	$2,553	$1,755	$1,860
Allowance for credit losses as a percentage of nonperforming loans	913.5%	952.9%	881.0%

The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2023, loans 90 days or more day past due and still accruing interest totaled $11,000, compared to $241,000 at December 31, 2022 and none at September 30, 2022.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the financial statements.
Past Due Loans
The Bank's overall loan delinquency ratio was 0.10% at September 30, 2023 compared to 0.08% at December 31, 2022 and 0.08% at September 30, 2022. Loans 90 days delinquent and accruing decreased from $241,000 at December 31, 2022 to $11,000 as of September 30, 2023. The following table sets forth loan delinquencies as of September 30, 2023 and 2022 and December 31, 2022:

Dollars in thousands	September 30, 2023	December 31, 2022	September 30, 2022
Commercial
Real estate owner occupied	$—	$193	$195
Real estate non-owner occupied	—	—	—
Construction	15	—	—
C&I	670	226	271
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	723	452	322
Construction	62	—	—
Home Equity
Revolving and term	258	421	502
Consumer	260	167	171
Total	$1,988	$1,459	$1,461
Loans 30-89 days past due to total loans	0.048%	0.039%	0.055%
Loans 90+ days past due and accruing to total loans	0.001%	0.013%	0.000%
Loans 90+ days past due on non-accrual to total loans	0.047%	0.025%	0.024%
Total past due loans to total loans	0.096%	0.077%	0.079%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2023 and December 31, 2022 there were no potential problem loans to report.
As of September 30, 2023, there were four residential loans in the process of foreclosure totaling $459,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of September 30, 2023, there were no commercial loans in the process of foreclosure. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
The Bank’s written policies and procedures for foreclosures, along with implementation of same, are subject to annual review by its internal audit provider. The scope of this review includes loans held in portfolio and loans serviced for others. There were no issues requiring management attention in the most recent review. Servicing for others includes loans sold to FHLMC, FNMA, and the FHLBB through its MPF program. The Bank follows the published guidelines of each investor. Loans serviced for FHLMC and FNMA have been sold without recourse, and the Bank has no liability for these loans in the event of foreclosure. A de minimis volume of loans has been sold to and serviced for MPF to date. The Bank retains a second loss layer credit enhancement obligation; no losses have been recorded on this credit enhancement obligation since the Bank started selling loans to MPF in 2013.

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At September 30, 2023, 2022 and December 31, 2022, there were no OREO properties and no allowance for losses.

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 86.9% of total average assets in the first nine months of 2023, up from 85.0% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated amongst several major categories: runoff of in-market deposit balances, an inability to renew wholesale sources of funding, and materially increased utilization of available credit lines by borrowers. Of these, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. Stress testing analysis of liquidity resources under various scenarios is conducted no less than quarterly and results are reported to the ALCO. Borrowings supplement deposits as a source of liquidity; our borrowings typically consist of customer repurchase agreements and FHLBB advances. The Bank tests its borrowing capacity with the FRBB, the FHLBB and Fed Funds lines with other correspondents no less than annually; each has been tested within the past nine months.
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of September 30, 2023, the Bank had primary sources of contingent liquidity of $891.0 million or 30.6% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $169.0 million in borrowing capacity under the FRBB's Borrower in Custody program, $51.0 million in credit lines with correspondent banks, and $152.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.263 billion or 43.4% of its total assets. The Bank established borrowing capacity of $47.1 million at the FRBB under the BTFP introduced in March 2023, which is included in the primary sources of contingent liquidity total above. To date, no advances have been made under BTFP.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the nine-months periods ended September 30, 2023 and 2022 the Bank declared dividends to the

Company of $11.0 million and $10.4 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholder's Equity below.
Deposits
During the first nine months of 2023, total deposits increased by $221.1 million or 9.3% from December 31, 2022 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $1.1 million or 0.1% in the first nine months of 2023. Money market deposits increased $78.4 million or 40.7%, and certificates of deposit increased $141.5 million or 16.3% as depositors shifted balances to higher cost product types and brokered certificates of deposit were issued to support earning asset growth.
Between September 30, 2022 and September 30, 2023, total deposits increased by $230.0 million or 9.7%. Low-cost deposits decreased by $75.3 million or 5.4%, money market accounts increased $82.3 million or 43.6%, and certificates of deposit increased $223.0 million or 28.4%.
Estimated uninsured deposits totaled $480.5 million or 18.5% of total deposits as of September 30, 2023, and $501.6 million or 21.1% of total deposits as of December 31, 2022. The company has pledged assets as collateral covering certain deposits; these amounts were $383.9 million and $350.4 million as of September 30, 2023 and December 31, 2022, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and customer repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2023, borrowed funds decreased $20.5 million or 19.8% from December 31, 2022, split nearly evenly between FHLB advances and customer repurchase agreements . Between September 30, 2022 and September 30, 2023, borrowed funds decreased by $35.4 million or 29.9%; a majority of this reduction was in FHLB advances.

Capital Resources
Shareholders' equity as of September 30, 2023 was $226.7 million, compared to $228.9 million as of December 31, 2022 and $219.9 million as of September 30, 2022. The Company's earnings in the first nine months of 2023, net of dividends declared, added $11.3 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $53.9 million as of September 30, 2023 and was $44.7 million as of December 31, 2022. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.35 per share was declared in the third quarter of 2023. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 50.00% for the first nine months of 2023 compared to 36.63% for the same period in 2022. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2023 is this year's net income plus $49.6 million.
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
The Company met each of the well-capitalized ratio guidelines at September 30, 2023.

The following tables indicate the capital ratios for the Bank and the Company at September 30, 2023 and December 31, 2022.

As of September 30, 2023	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.48%	12.47%	12.47%	13.72%
Company	8.65%	12.52%	12.52%	13.76%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2022	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.81%	12.64%	12.64%	13.52%
Company	9.01%	12.70%	12.70%	13.58%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

The Bank maintains and annually updates a capital plan over a five year horizon; the capital plan was last updated in the third quarter of 2023. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status. To further validate its internal results, the Bank engaged a third party consultant during the first quarter of 2023 to conduct credit stress tests on its loan portfolio under six scenarios. Three of the scenarios emulated the Federal Reserve's DFAST, and three were developed by a leading forecasting firm. The consultant's report applied projected credit losses over a thirteen quarter horizon to the Bank's capital position as of March 31, 2023 with immediate effect. In each of the six scenarios the Bank remained well capitalized.

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

At September 30, 2023, the Bank had four outstanding off-balance sheet, derivative instruments, designated as cash flow hedges and four off-balance sheet, derivative instruments, designated as fair value hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $105.0 million and $150.0 million, respectively, and an unrealized gain of $2.0 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30, 2023, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of September 30, 2023, the Bank had six loan swap agreements in place with a total notional value of $73.1 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2023:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$82,993	$82,993	$—	$—	$—
Operating leases	778	106	195	67	410
Certificates of deposit	1,009,166	608,788	339,093	61,285	—
Total	$1,092,937	$691,887	$339,288	$61,352	$410
Total loan commitments and unused lines of credit	$334,148	$334,148	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2023 was (9.47)% of total assets compared to (5.60)% of total assets at December 31, 2022. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2023, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$45,117	$24,676	$151,747	$450,806
Restricted stock, at cost	2,823	—	—	1,037
Loans held for sale	—	—	—	268
Loans	482,344	230,027	1,056,092	311,396
Other interest-earning assets	—	26,511	—	—
Non-rate-sensitive assets	52,843	—	—	108,452
Total assets	583,127	281,214	1,207,839	871,959
Interest-bearing deposits	690,724	422,421	402,343	817,348
Borrowed funds	30,000	78	—	—
Non-rate-sensitive liabilities and equity	—	—	—	581,225
Total liabilities and equity	720,724	422,499	402,343	1,398,573
Period gap	$(137,597)	$(141,285)	$805,496	$(526,614)
Percent of total assets	(4.67)%	(4.80)%	27.36%	(17.89)%
Cumulative gap (current)	$(137,597)	$(278,882)	$526,614	$—
Percent of total assets	(4.67)%	(9.47)%	17.89%	—%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short-

term rates gradually increase by two percentage points. The Company's modeling as of September 30, 2023 projects net interest income would increase by approximately 2.8% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.7% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 4.8% if rates rise gradually by two percentage points over the next year. Each scenario is well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 18.5% in the two percentage point falling-rate scenario, and higher by 16.1% in the one percentage point falling rate scenario; net interest income would be lower than that earned in a stable rate environment by 1.0% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2023 and December 31, 2022 is presented in the following table:

Changes in Net Interest Income	September 30, 2023	December 31, 2022
Year 1
Projected change if rates decrease by 1.0%	1.7%	0.2%
Projected change if rates decrease by 2.0%	2.8%	0.0%
Projected change if rates increase by 2.0%	(4.8)%	(3.8)%
Year 2
Projected change if rates decrease by 1.0%	16.1%	6.8%
Projected change if rates decrease by 2.0%	18.5%	5.7%
Projected change if rates increase by 2.0%	(1.0)%	(3.4)%
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
Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2023, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2023, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.
Cessation of LIBOR
The Company adopted SOFR as its replacement reference rate index for each of the customer loan interest rate swap contracts that were tied to a LIBOR tenor. The six contracts have maturity dates of December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. The necessary actions to amend these legacy contracts to incorporate the new replacement reference rate index was completed in the second quarter 2023.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2023, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2023:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2023	8,090	$29.41	—	—
February 2023	—	—	—	—
March 2023	—	—	—	—
April 2023	—	—	—	—
May 2023	555	23.22	—	—
June 2023	—	—	—	—
July 2023	—	—	—	—
August 2023	—	—	—	—
September 2023	—	—	—	—
	8,645	$26.32		—

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

Date: November 3, 2023

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: November 3, 2023