Form 10-K
period 2023-12-31
First Bancorp, Inc /ME/
filed 2024-03-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2023

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

☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
Emerging growth company ☐

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
Common Stock: $257,814,880

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2024
Common Stock: 11,130,147 shares

Documents Incorporated By Reference:
Proxy Statement for the Annual Meeting of Shareholders
to be held on April 24, 2024

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
As of December 31, 2023, the Company's securities consisted of one class of common stock. At that date, there were 11,098,057 shares of common stock outstanding.
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

Competition: The financial services landscape has continued to evolve over the past five years. Within the Bank's primary market area, Maine-based community banks are the primary competitors for wallet share. Large out-of-state banks continue to be a presence; adoption rates for online and mobile banking increased during the COVID-19 pandemic and further opened the market to new forms of competition. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and in some cases are not subject to the same regulatory restrictions as are the Company and the Bank.
The Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium-sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending investment and trust services to clients with accounts of all sizes. Investment continues to be made in enhancing the Bank’s online and mobile offerings to both enhance service delivery and provide additional channels for customers to conduct business with the Bank. Additional investment has been made in new software platforms for commercial and residential lending. Management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, Management's commitment to providing quality banking products, the caliber of the

The First Bancorp - 2023 Form 10-K - Page 1

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
Protecting the privacy of our customers’ information as well as the security of the Bank’s systems and networks has long been and will continue to be a priority. The Board is committed to maintaining strong and meaningful privacy and security protections for our customers’ information. For additional information, see Item 1C. "Cybersecurity" for a discussion of our cybersecurity risk management and strategy, and oversight of risks from cybersecurity threats.

Human Capital

At December 31, 2023, the Company had 275 employees and full-time equivalency of 271 employees. Most employees live and work in the State of Maine, with a limited number of employees working remotely outside of Maine.
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
Diversity and Inclusion: The Company believes that our people are our most valuable asset. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and the Company's achievement as well. We are committed to fostering, cultivating, and preserving a culture of diversity, equity and inclusion, both in our employee base and on our Board of Directors. Valuing diversity and inclusiveness enables us to achieve our corporate mission and creates value for our customers, employees, business partners and shareholders.

Discrimination on the grounds of race, color, religion, sex, sexual orientation, gender identity, age, national origin, physical or mental disability, or other legally protected status is prohibited. This policy of non-discrimination applies to all terms, conditions and privileges of employment including, but not limited to, hiring, employment training, placement, employee development, promotion, transfer, compensation and benefits. This policy also applies to such areas as educational assistance, employee layoff and recall, social and recreational programs, employee facilities and employee termination.

The Bank has in place a written Affirmative Action program to achieve full utilization of minorities, the handicapped, disabled veterans, Vietnam era veterans, and women at all levels of employment and in all segments of the work force. Through the ongoing development of this plan, we not only comply with appropriate government regulations but also strive to make the best personnel decisions for our Company and our communities.

Professional Development: Employee development is emphasized and extensive training and development opportunities are provided. Opportunities made available to employees may include participation in industry seminars, industry certificate programs, and advanced industry education at regional or national banking schools. The Company has also developed an in-

The First Bancorp - 2023 Form 10-K - Page 2

house program targeted to the development of future leaders. Managers conduct periodic coaching meetings with all employees to review progress towards annual goals, and identify areas of opportunity or performance improvement. Formal performance evaluations are conducted semi-annually. Our Education & Training department includes a Development Associate position whose role is to ensure all employees are provided with development plans that meet their current and future career needs.

Employee Engagement: The Company recognizes that employees who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the Company. The Company solicits employee feedback through a confidential web portal and periodically surveys employees on various topics of interest. We maintain human resources and other policies, including a harassment policy, to promote a workplace that is safe for all and provide a mechanism where our employees feel they can report incidents that run counter to our policies and the positive culture we endeavor to maintain. In addition, we have a confidential whistleblower program that forwards complaints to the Chair of the Audit Committee of the Board of Directors, and we work to take necessary action as quickly as possible should a complaint be received. A confidential survey designed to measure employee engagement was conducted on the Company's behalf by a third party provider in the fourth quarter of 2023. Results indicated an above average level of engagement amongst the employee base.
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
Because we are a financial holding company, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (the "CRA"), of less than satisfactory, the Bank and/or the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. On October 24, 2023 the OCC, the FRB, and the FDIC issued a joint final rule to strengthen and modernize regulations implementing the CRA which had last had major revisions in 1995. The new rule becomes effective on April 1, 2024 with compliance required starting January 1, 2026. The Bank is actively reviewing the final rule in anticipation of the compliance date. In addition, if the FRB finds that the Bank is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from

The First Bancorp - 2023 Form 10-K - Page 3

engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
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

Risk-Based Capital Requirements: OCC regulations also require national banks to maintain minimum capital levels as a percentage of a bank's risk-adjusted assets. A bank's qualifying total capital ("Total Capital") for this purpose may include two components: "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital; Tier 1 Capital is further broken down in the Capital Rules to Common Equity Tier 1 (CET1) and Additional Tier 1 Capital (AT1). Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and

The First Bancorp - 2023 Form 10-K - Page 4

(subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Neither the Company nor the Bank carries any capital items that would be considered AT1, thus CET1 and Tier 1 Capital for the Company and the Bank are equal. Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for credit losses, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.
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
The risk-based capital regulations require all banks to maintain a minimum ratio of CET1 to RWAs of 4.5%, CET1 plus AT1 to RWAs of 6.0%, and Total Capital to Risk-Weighted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for credit losses eligible for inclusion in Total Capital to 1.25% of Risk-Weighted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to BHCs on a consolidated basis. The risk-based capital regulations explicitly provide for the consideration of interest rate risk in the overall evaluation of a bank's capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by its federal banking regulator to have excessive interest rate risk exposure may be required to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Bank believes, based on its level of interest rate risk exposure, that this provision will not have a material adverse effect on it.
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
On December 31, 2023, the Company's consolidated Total Capital Ratio was 13.66%, its CET1 and Tier 1 ratios were 12.42%, and its Leverage Capital Ratio was 8.61%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Prompt Corrective Action: The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, that federal banking regulators take "prompt corrective action" with respect to, and impose significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater, and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure, is deemed to be "well capitalized." A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0%, a CET1 ratio of 4.5%, or greater and a Leverage Capital Ratio of 4.0% or greater and does not meet the definition of a well-capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0%, or has a Tier 1 Risk-Based Capital Ratio that is less than 6.0%, or a CET1 ratio of less than 4.5%, or a Leverage Capital Ratio of less than 4.0% is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, or a CET1 ratio of less than 3.0%, or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.
Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by its primary federal banking regulator; (ii) required to submit to its primary federal banking regulator an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank's holding company) within 45 days of

The First Bancorp - 2023 Form 10-K - Page 5

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

Cyber-Security Incident Disclosure: In November 2021, the U.S. bank regulatory agencies adopted a joint final rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, bank holding companies and national banks, such as the Company and the Bank, are required to notify the FRB or OCC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, or jeopardize the viability of key operations of the banking organization. In July 2023, the SEC adopted a final rule requiring registrants, like the Company, to disclose material cybersecurity incidents they experience via a Current Report on Form 8-K. Disclosure is required within four business days of a cybersecurity incident being determined to be material. For additional information, see Item 1C. "Cybersecurity" for a discussion of our cybersecurity risk management and strategy and oversight of risks from cybersecurity threats.

Other

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

The First Bancorp - 2023 Form 10-K - Page 6

Assessment rates specific to the Bank are calculated quarterly based upon its balance sheet and performance metrics as of the prior quarter end. The FDIC has the power to adjust deposit insurance assessment rates at any time, and the Company is not able to predict the amount or timing of any adjustment. In October 2022 the FDIC announced a uniform deposit insurance premium increase of 2 basis points effective in the first quarter of 2023.

Brokered Deposits and Pass-Through Deposit Insurance Limitations: Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from its primary federal banking regulator. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See "Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Industry regulators published changes to the definition of brokered deposits that became effective April 1, 2021; the new standards have had no impact upon the Company's business. The Bank currently accepts brokered deposits.
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

The First Bancorp - 2023 Form 10-K - Page 7

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

The First Bancorp - 2023 Form 10-K - Page 8

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
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans and the value of the collateral securing these loans. Other changes in the values of underlying collateral securing loans could pose additional risk if the collateral must be relied upon for repayment in the event of a loan default. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for credit losses.
Our loan portfolio includes commercial, commercial real estate and commercial construction loans that may have higher risks than other types of loans.
Our commercial, commercial real estate, and commercial construction loans at December 31, 2023 and 2022 were $760.3 million and $669.9 million, or 35.8% and 35.0% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders (such as the Bank) with a high concentration or a high growth rate of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, the potential illiquidity of the real estate collateral securing such losses, and the increased difficulty of evaluating and monitoring these types of loans.
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

The First Bancorp - 2023 Form 10-K - Page 9

Our Allowance for Credit Losses may be insufficient and require additional provision from earnings.
The Bank maintains an allowance for credit losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for credit losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict credit losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for credit losses. If, as a result of general economic conditions, previously incorrect assumptions or an increase in defaulted loans, we determine that additional increases in the allowance for credit losses are necessary, we will incur additional provision expenses. In addition, regulatory agencies review the Bank's allowance for credit losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for credit losses should be increased. If charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for credit losses. The Bank adopted ASC 326, the current expected credit loss ("CECL") standard in the first quarter of 2023, and increased its Allowance for Credit Losses ("ACL") via a one-time charge to retained earnings.
Increases in the ACL typically result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations, and cash flows. See the section captioned "Credit Risk Management and Allowance for Credit Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report, for further discussion related to our process for determining the appropriate level of the allowance for credit losses.
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
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and

The First Bancorp - 2023 Form 10-K - Page 10

regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:
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
Volatile market conditions may detrimentally affect the value of securities held in our portfolio due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise, extending the average life of the bonds. As of December 31, 2023, we had $282.1 million and $385.7 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, rising interest rates, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
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
Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return proposition. If customers move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Advances from the FHLB are typically a reliable source of funding and often less expensive than other types of wholesale funding. The availability of qualified collateral on the Bank's balance sheet determines the level of advances available from FHLB and a deterioration in quality in the Bank's loan portfolio can adversely impact the availability of this source of funding, which could increase our funding costs and reduce our net interest income.

The First Bancorp - 2023 Form 10-K - Page 11

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

The First Bancorp - 2023 Form 10-K - Page 12

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

The First Bancorp - 2023 Form 10-K - Page 13

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

The First Bancorp - 2023 Form 10-K - Page 14

Banking regulators and other supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers. This focus may result in financial institutions coming under increased pressure regarding the monitoring and disclosure, and management of climate risks in related lending and investment activities. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs, and may affect the activities in which we engage and the products that we offer.
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

The onset of COVID-19 in the United States in early 2020 quickly plunged the US economy into its first recession since the Great Recession of 2008-2009. Unprecedented levels of monetary stimulus from the Federal Reserve and fiscal stimulus from the Federal government were enacted ultimately leading to levels of inflationary pressure not seen in the US economy since the 1980's. In response the Federal Reserve enacted a series of interest rate increases and other actions designed to rein in inflation, and in doing so introduced a risk of economic slowdown or recession if interest rates were to rise too high,or remain elevated for too long that continues to the present. Future disruptions, pandemic or otherwise, particularly those that impact the State of Maine's tourism and hospitality industries, or have negative events in the financial markets, that cause adverse changes in payment patterns, leading to increases in delinquencies and default rates, may impact our charge-offs and provision for credit losses. As the severity level of any disruption increases, it is more likely to exacerbate the adverse effects of difficult market conditions on us and others in the financial services industry.

Economic risks in the United States and abroad may adversely affect our financial condition and results.
The financial condition and performance of the Company and the Bank may be affected by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, geopolitical events such as the ongoing conflicts in Ukraine and the Middle East, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and investor confidence, all of which are beyond our control. Economic concerns, including inflation and inflation remediation efforts have been heightened as a result of the pandemic, and deterioration in any of these conditions or other future events that we are unable to predict, could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. Higher credit or collateral related losses, or decreases in the value of our investment portfolio or demand for our products and services, could negatively impact our financial condition or results of operations.

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

The First Bancorp - 2023 Form 10-K - Page 15

The Dodd-Frank Act created the Consumer Financial Protection Bureau and tightened capital standards, and continues to result in new laws and regulations that may impact our revenues or increase our costs of operations.
The Dodd-Frank Act significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The CFPB has broad rule-making authority for a wide range of consumer protection matters that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB's authority to prescribe rules governing the provision of consumer financial products and services could result in rules and regulations that reduce the profitability of such products or services, or impose new disclosure or substantive requirements on us that could increase the cost to us of providing such products and services. The Dodd-Frank Act also weakens the federal pre-emption rules that have been applicable to national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws, which could increase our operating costs.
Basel III Capital Rules may limit future activity.
In June 2013 the Federal Reserve Board finalized rules that substantially amended the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Phase-in of the rules started in 2015 and was completed in 2019. The Company and Bank complied with the fully phased requirements well in advance of the completion date and continued to do so as of December 31, 2023.
In July 2023 US bank regulators jointly published proposed rulemaking for Basel III Finalization, also referred to as Basel III Endgame or B3E. The proposal significantly alters the regulatory capital regime for US banks, generally increasing required capital levels for banks with $100 billion or more in assets. Implementation of B3E could have unintended consequences on regional and community banks whose total assets are below threshold, such as the Bank, and result in lower returns on equity, require additional capital, limit lending activities, or limit distributions such as dividends.
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
Although our common stock is traded on the NASDAQ Global Select market and is part of the Russell 2000 Index, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2023, the average monthly trading volume of our common stock was 294,570 shares, or approximately 2.66% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
The price of our common stock may fluctuate.
The price of our common stock on the NASDAQ Global Select Market constantly changes. Price fluctuations may or may not track the general direction of equity markets, and could be significant. We expect the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and significant changes in prices. Our common stock price can fluctuate as a result of many factors, some of which are beyond our control, including:

•quarterly fluctuations in our operating and financial results;
•operating results that vary from the expectations of investors;
•changes in expectations as to our future financial performance, including financial estimates;
•events negatively impacting the financial services industry which result in a general decline for the industry;

The First Bancorp - 2023 Form 10-K - Page 16

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
Some investors have begun to consider how corporations, such as the Company, are addressing environmental, social and governance matters, commonly known as "ESG" matters when making investment decisions. Investor advocacy groups, investment funds and influential investors (collectively "influencers") are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Specific examples of matters being evaluated as part of the investment decision or recommendation by certain investors and influencers include the business risks of climate change and the adequacy of companies’ responses to climate change, diversity of a company's

The First Bancorp - 2023 Form 10-K - Page 17

management and/or board of directors, community involvement and charitable giving, and the inclusion of ESG factors in the determination of executive compensation. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine, whether real or perceived, that the Company's ESG actions are not satisfactory. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG related compliance costs could result in increases to our overall operational costs.
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

ITEM 1B. Unresolved Staff Comments

None

ITEM 1C. Cybersecurity

Risk Management & Strategy: The Company is committed to maintaining strong and meaningful privacy and security protections for our customers’ information by making available sufficient human and financial resources to protect against and monitor cybersecurity threats. These threats have increased as the use of technology has proliferated in our core business. Examples include internet banking, mobile banking, remote deposit capture, work from home accommodations, and advance function ATMs.

The Company has programs in place for the ongoing assessment of cybersecurity threats and risks, has data security programs designed to prevent and detect threats, attacks, incursions and breaches, and processes in place for the management, mitigation and remediation of potential, and any actual, cybersecurity and information technology risks and breaches. The Company maintains a robust vendor management program to oversee and identify material risks stemming from third-party service providers. Information technology staff regularly participates in relevant education opportunities and attends industry events that include cybersecurity matters. The Bank is a member of the Financial Services Information Sharing and Analysis Center (FS-ISAC) and is a participant in the Federal Financial Institutions Examination Council (FFFIEC) Cybersecurity Assessment Tool. Information security training is required for all employees no less than annually.

To assist with its information security programs, the Company engages with multiple third-party providers and specialists, including firms with personnel credentialed by internationally recognized organizations such as ISC2, the SANS Institute, and ISACA. Services provided include but are not limited to network evaluations, configuration and vulnerability assessments, penetration testing, and business continuity planning, the results of which are shared with management along with any remediation plans. In addition, an annual information systems and security audit is conducted by the Company's internal audit provider with results reported to the Audit Committee of the Board. Information security matters also fall within the scope of periodic examinations by the Bank's primary regulator, the Office of the Comptroller of the Currency (OCC).

Included in our mitigation strategy is a comprehensive cybersecurity insurance policy. The Board and Management recognize that cybersecurity matters, including expenditure related threats and the impact of incursions or breaches, may trigger disclosure

The First Bancorp - 2023 Form 10-K - Page 18

requirements under SEC rules and regulations, and intend to remain vigilant with respect to the cybersecurity aspects of these obligations.

Neither the Bank nor the Company have experienced any information security breaches of its systems in the past five years. Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, despite our cybersecurity risk management processes, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. For additional information, see Item 1A. “Risk Factors” for a discussion of cybersecurity risks that we face.

Governance: Our Board has overall oversight responsibility with respect to the Company’s approach to risk management, including cybersecurity risks. Although the Board has the ultimate responsibility for risk oversight, operational responsibility for cybersecurity matters is delegated to the Chief Information Officer (CIO) who oversees all technology needs of the Company, including the assessment and management of material risks from cybersecurity threats. The CIO has over thirty years experience in bank operations including network security and cybersecurity matters. The Bank employs a full-time Cybersecurity Analyst (CA) who brings over twenty-five years of information technology and network security experience to the role. In addition, we have various management- and Board-level committees that also oversee risk to the extent it relates to the committee’s responsibilities and provides reports to the Board in its respective area of responsibility. Information security matters are a standing topic for the Management-only Technology Steering Committee (TSC) where membership includes the CIO, CA and other senior level managers, and the Management-Board level Enterprise Risk Management (ERM) Committee where membership includes the CIO, senior level managers, and a represent from the Board. Minutes from each ERM session are reported to the Audit Committee of the Board, and the CIO provides information security updates at each meeting of the Board.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

The First Bancorp - 2023 Form 10-K - Page 19

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Shares of the Company's common stock trade on NASDAQ under the symbol "FNLC". The last transaction in the Company's stock on NASDAQ during 2023 was on December 31 at $28.22 per share. As of February 15, 2024, there were 4,870 stockholders of record of our common stock. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.

Dividend Policy

The Board declared a quarterly dividend of $0.34 per share on the Company's common stock for the first quarter of the year ended December 31, 2023 and quarterly dividends of $0.35 per share on the Company's common stock for each of the second, third and fourth quarters of the year ended December 31, 2023, resulting in total dividends for the year ended December 31, 2023 of $15.4 million. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis.

However, the quarterly dividends on our common stock are subject to the discretion of the Board and dependent on, among other things, our financial condition, results of operations, capital requirements and other factors that our Board may deem relevant. In addition, dividends from the Bank are the principal source of funds for the payment of dividends to the Company. See "Supervision and Regulation" in Item 1, and Item 1A, "Risk Factors" for additional information regarding the regulatory restrictions on the payment of dividends by the Bank.

Repurchase of Shares and Use of Proceeds

The Company does not currently have an active share repurchase program, nor does it have any active trading plans. In the absence of any programs or plans, share repurchase activity is typically limited and consists of shares repurchased from employees for purposes of paying tax obligations on equity grants that have vested.

The Company made the following repurchases of its common stock during the year ended December 31, 2023:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2023	8,090	$29.41	—	—
February 2023	—	—	—	—
March 2023	—	—	—	—
April 2023	—	—	—	—
May 2023	555	23.22	—	—
June 2023	—	—	—	—
July 2023	—	—	—	—
August 2023	—	—	—	—
September 2023	—	—	—	—
October 2023	—	—	—	—
November 2023	—	—	—	—
December 2023	—	—	—	—
	8,645	$26.32	—	—

Unregistered Sales of Equity Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Part III of this Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K.

The First Bancorp - 2023 Form 10-K - Page 20

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

NASD Bank
S&P 500
FNLC
Dollars
300
250
200
150
100
50
2018
2019
2020
2021
2022
2023

	2018	2019	2020	2021	2022	2023
FNLC	$100.00	$120.13	$106.24	$137.32	$136.75	$135.95
S&P 500	$100.00	$131.48	$155.66	$200.30	$163.98	$207.05
NASD Bank	$100.00	$124.38	$115.05	$164.42	$134.23	$129.62

The First Bancorp - 2023 Form 10-K - Page 21

ITEM 6. No Required Information

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated in the State of Maine on January 15, 1985, and is the parent holding company of Bank. On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank from The First, N.A.
The Company generates almost all of its revenues from the Bank, which was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank, which has eighteen offices along coastal and eastern Maine, emphasizes personal service to the communities it serves, concentrating primarily on small businesses and individuals.
The Bank offers a wide variety of traditional banking services and derives the majority of its revenues from net interest income – the spread between what it earns on loans and investments and what it pays for deposits and borrowed funds. While net interest income typically increases as earning assets grow, the spread can vary up or down depending on the level and direction of movements in interest rates. Management believes the Bank has moderate exposure to changes in interest rates, as discussed in "Interest Rate Risk Management" elsewhere in Management's Discussion.
Non-interest income is the Bank's secondary source of revenue and includes fees and service charges on deposit accounts and services, interchange from debit cards, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through First National Wealth Management (previously First Advisors), a division of the Bank.
The abbreviations and descriptions identified below are used throughout Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statement and Supplementary Data. The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-K.

Abbreviation	Description	Abbreviation	Description
ACL	Allowance for credit losses	GNMA	Government National Mortgage Association
AFS	Available-for-sale	HTM	Held-to-maturity
ALCO	Asset/Liability Committee	IAL	Individually Analyzed Loans
AOCI	Accumulated other comprehensive income (loss)	IRS	Internal Revenue Service
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	MPF	Mortgage Partnership Finance Program
BTFP	Bank Term Funding Program	OAEM	Other assets especially mentioned
C&I	Commercial and Industrial	OCC	Office of the Comptroller of the Currency
CDs	Certificates of deposit	OCI	Other comprehensive income (loss)
CECL	Current Expected Credit Loss	OIS	Overnight Indexed Swap
CLLD	Construction, land, and land development	OREO	Other real estate owned
EPS	Earnings per share	POR	Period of Redemption
FASB	Financial Accounting Standards Board	PPP	Paycheck Protection Program
FDIC	Federal Deposit Insurance Corporation	PSA	Public Securities Association
FHLB	Federal Home Loan Bank	SBA	Small Business Association
FHLBB	Federal Home Loan Bank of Boston	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	TDR	Troubled debt restructuring
FOMC	Federal Open Market Committee	The 2020 Plan	The 2020 Equity Incentive Plan
FRB	Federal Reserve Board	The Bank	First National Bank
FRBB	Federal Reserve Bank of Boston	The Company	The First Bancorp, Inc.
GAAP	Accounting principles generally accepted in the U.S.	U.S.	United States of America
GDP	Gross domestic product	USD	U.S. Dollar

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

The First Bancorp - 2023 Form 10-K - Page 22

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used be incorrect or change over time due to changes in circumstances. Management considers the ACL, fair value of securities, credit loss recognition on securities, goodwill, mortgage servicing rights, and derivative instruments designated as hedges to be Critical Accounting Estimates.

Management's discussion and analysis of the Company's financial condition and results of operations is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the ACL, fair value of securities, goodwill, the valuation of mortgage servicing rights, derivative financial instruments, and other-than-temporary impairment on securities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amounts derived from Management's estimates and assumptions under different assumptions or conditions.

Allowance for Credit Losses. Management believes the ACL requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The ACL is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio, off-balance sheet commitments, and investment portfolio. The ACL increased materially in 2023 after adoption of ASC 326; for further detail refer to Note 25, "New Accounting Pronouncements" to the consolidated financial statements contained in Item 8 of the Form 10-K.
Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolio, quality trends as measured by key indicators, prior loan loss experience in major portfolio segments, local and national business and economic conditions, the results of any stress testing undertaken during the period, and Management's estimation of potential losses. Period-to-period changes to any or all of these of these factors could change the level of ACL required, in turn impacting our level of provision expense and ultimately our net income. Similarly, the use of different estimates or assumptions could produce different provisions for credit losses which would likely result in changes to the Company's net income. Further discussion of the ACL may be found in Note 3, "Investment Securities", Note 5, "Loans", and Note 6, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 8 of the Form 10-K.

The First Bancorp - 2023 Form 10-K - Page 23

Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of December 31, 2023 the fair value of AFS securities decreased by $2.5 million and the fair value of HTM securities decreased by $441,000 from that of December 31, 2022. These decreases are due primarily to incoming cash flow from these investments being re-deployed to other segments of the balance sheet. Further discussion of the fair value of securities may be found in Note 3, "Investment Securities", to the consolidated financial statements contained in Item 8 of the Form 10-K.
Credit Loss Recognition on Securities. Another significant estimate related to investment securities is the evaluation of potential credit losses on investment securities. The evaluation of securities for potential credit losses is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized as a charge to the ACL. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if recognition of a loss is required. The primary factors considered in this evaluation (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities' market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant, including the expectation of receipt of all principal and interest when due. The Bank invests only in investment grade securities and no credit losses have been recognized on securities currently held. Further discussion of credit loss recognition on securities may be found in Note 3, "Investment Securities", to the consolidated financial statements contained in Item 8 of the Form 10-K.
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under FASB ASC Topic 350 "Intangibles – Goodwill and Other." In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions. Testing has indicated that no impairment of goodwill has occurred and the value of goodwill as of December 31, 2023 is unchanged from the prior year.
Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized at fair value when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The rights are subsequently carried at the lower of amortized cost or fair value. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed and amount result in lower valuations of mortgage servicing rights. The valuation may also include an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The fair value of mortgage servicing rights as of December 31, 2023 decreased by 151,000 from that of December 31, 2022 primarily due to loan amortization and payoffs outpacing sales of new loans during the year, and no impairment was recognized as of either date. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Further information may be found in Note 4, "Mortgage Servicing Rights", to the consolidated financial statements contained in Item 8 of the Form 10-K.
Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date a derivative contract is entered into, the derivative is designated as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The relationships between hedging instruments and hedged items is formally documented, as is the risk management objective(s) and strategy for undertaking various hedge transactions. Both at the hedge’s inception and on an ongoing basis, determination is made as to whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in OCI and are reclassified into earnings when the

The First Bancorp - 2023 Form 10-K - Page 24

forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments, including customer loan swaps, are recorded at fair value with changes in fair value recorded in earnings. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate. Among the factors that may influence the fair value of a derivative instrument are changes in market interest rates, changes in the time remaining to maturity of the instrument, or credit quality of the counter-party. Further information, including period-to-period changes in the fair value of derivatives, may be found in Note 14, "Financial Derivative Instruments", to the consolidated financial statements contained in Item 8 of the Form 10-K.

Use of Non-GAAP Financial Measures

Certain information in Management's Discussion and Analysis of the Financial Condition and Results of Operations and elsewhere in this Report contains financial information determined by methods other than in accordance with GAAP. Management uses these “non-GAAP” measures in its analysis of the Company's performance (including for purposes of determining the compensation of certain executive officers and other Company employees) and believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods and with other financial institutions, as well as demonstrating the effects of significant gains and charges in the current period, in light of the disclosure practices employed by many other publicly-traded financial institutions. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance.
Management believes that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in the Company's underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non- GAAP performance measures that may be presented by other companies.
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

	Years ended December 31,
Dollars in thousands	2023	2022
Net interest income as presented	$65,207	$76,166
Effect of tax-exempt income	2,644	2,326
Net interest income, tax equivalent	$67,851	$78,492

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

The First Bancorp - 2023 Form 10-K - Page 25

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	Years ended December 31,
Dollars in thousands	2023	2022
Non-interest expense, as presented	$43,758	$43,904
Net interest income, as presented	65,207	76,166
Effect of tax-exempt income	2,644	2,326
Non-interest income, as presented	15,437	16,874
Effect of non-interest tax-exempt income	176	170
Net securities gains	—	(7)
Adjusted net interest income plus non-interest income	$83,464	$95,529
Non-GAAP efficiency ratio	52.43%	45.96%
GAAP efficiency ratio	54.26%	47.19%

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

The following table provides a reconciliation of average tangible common shareholders' equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	Years ended December 31,
Dollars in thousands	2023	2022
Average shareholders' equity as presented	$234,480	$234,521
Less intangible assets (average)	(30,843)	(30,892)
Average tangible common shareholders' equity	$203,637	$203,629

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provided a reconciliation to Net Income:

	Years ended December 31,
Dollars in thousands	2023	2022
Net income, as presented	$29,518	$38,990
Add: provision for credit losses	1,184	1,750
Add: income taxes	6,184	8,396
Pre-tax, pre-provision net income	$36,886	$49,136

Executive Summary

The Company reported net income for the year ended December 31, 2023 of $29.5 million, down $9.5 million or 24.3% from a record level of $39.0 million reported for the year ended December 31, 2022. Earnings per common share on a fully diluted basis were $2.66 and $3.53, respectively, for the same periods, down $0.87 or 24.6%. The cycle of interest rate increases by the FOMC, initiated in 2022 and continuing into 2023, intended to quell inflationary pressure on the economy, increased the Bank's funding costs at a faster rate than earning asset yields, leading to a year-over-year decrease in earnings. Despite a challenging operating environment, loan growth remained robust, deposit growth was strong and asset quality continued to be excellent.

During 2023, total assets increased $207.5 million or 7.6%, ending the year at $2.947 billion. The loan portfolio increased $214.8 million or 11.2% in 2023, ending the year at $2.129 billion. The investment portfolio was down $11.6 million or 1.7% as cash flow from matured and amortizing securities was redeployed to other segments of the balance sheet rather than reinvested. On the liability side of the balance sheet, low-cost deposits decreased $95.1 million or 7.2%, to $1.223 billion as of

The First Bancorp - 2023 Form 10-K - Page 26

December 31, 2023. Certificates of deposit increased $202.6 million or 23.3% from the end of 2022.  Local CDs increased $89.4 million and wholesale CDs increased $113.1 million at December 31, 2023 compared to December 31, 2022.

Asset quality continues to be strong and stable. Non-performing loans stood at 0.10% of total loans as of December 31, 2023 consistent with the 0.09% level of non-performing loans a year ago. Net chargeoffs were $233,000, or 0.01% of average loans in 2023, compared to $548,000, or 0.02% of average loans for the year ended December 31, 2022. Past due loans were 0.18% of total loans as of December 31, 2023, a modest increase from 0.08% of total loans at December 31, 2022.The allowance as a percentage of loans outstanding stood at 1.13% in 2023, up from 0.87% at December 31, 2022. The Company adopted ASC 326, the CECL standard, effective January 1, 2023 incurring a $6.3 million retained earnings adjustment in the first quarter. The provision for credit losses on loans was $1.3 million in 2023, as compared to $1.8 million in 2022. Most of the dollar increase in the ACL for loans is the result of CECL adoption and associated one-time adjustments.

Maintaining a strong capital position is a top priority for the Company. The Company's total risk-based capital ratio was 13.66% as of December 31, 2023, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRB, and the OCC.

Earnings performance in 2023 was solid though down from the prior year's record level. Net interest income on a tax-equivalent basis decreased $10.6 million or 13.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Total interest income increased $35.1 million, or 37.8%, from 2022, while total interest expense increased $46.1 million, or 273.3%. The Company's tax-equivalent net interest margin was 2.49% in 2023, compared to 3.15% in 2022.

Non-interest income in 2023 was $15.4 million, a decrease of $1.4 million or 8.5% from the $16.9 million reported in 2022. The year-to-year decrease in non-interest income is primarily attributable to mortgage banking activity dropping 42.9% from 2022 and a decrease in debit card revenue of 15.2%, during the same period.

Non-interest expense in 2023 was $43.8 million, a decrease of $146,000 or 0.3% from the $43.9 million reported in 2022. Employee salary and benefit expense decreased $1.4 million or 5.9% from the prior year, due primarily to reduced incentive compensation accruals. A base rate increase imposed by the FDIC led to a $894,000 increase in deposit insurance premiums from the prior year. Income taxes on operating earnings were $6.2 million for the year ended December 31, 2023, down $2.2 million from the same period in 2022.

The Company's operating ratios remain favorable, with a return on average assets of 1.03% and a return on average tangible common equity (non-GAAP) of 14.50% for the year ended December 31, 2023. Our non-GAAP efficiency ratio continues to be an important component in our overall performance and stood at 52.43% in 2023. Dividends paid to shareholders totaled $1.39 per share, representing 51.87% of basic earnings per share for the year.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis decreased 13.6% or $10.6 million to $67.9 million for the year ended December 31, 2023 from the $78.5 million reported for the year ended December 31, 2022. The Company's net interest margin was 2.49% in 2023, compared to 3.15% in 2022.
Total interest income on a tax-equivalent basis in 2023 was $130.8 million, an increase of $35.5 million or 37.2% from the $95.4 million posted by the Company in 2022. Interest income in 2022 included $1.2 million of non-recurring PPP revenue. Growth in earning assets coupled with higher interest rates resulted in the period to period increase. Total interest expense in 2023 was $63.0 million, an increase of $46.1 million or 273.3% from the $16.9 million posted by the Company in 2022. Higher market interest rates resulting from FOMC actions coupled with changing customer product preferences to higher cost money market and CD products led to the period-to-period increase, resulting in the decrease in net interest income. Tax-exempt interest income amounted to $9.9 million for the year ended December 31, 2023, and $8.8 million for the year ended December 31, 2022.

The First Bancorp - 2023 Form 10-K - Page 27

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal income tax rate in 2023 and 2022.

Year ended December 31, 2023 compared to 2022
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(178)	$874	$(494)	$202
Investment securities	(159)	2,772	(23)	2,590
Loans held for sale	(10)	(11)	10	(11)
Loans	10,784	19,175	2,717	32,676
Total interest income	10,437	22,810	2,210	35,457
Interest expense
Deposits	2,333	37,600	5,712	45,645
Borrowings	(241)	826	(132)	453
Total interest expense	2,092	38,426	5,580	46,098
Change in net interest income	$8,345	$(15,616)	$(3,370)	$(10,641)
1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2023 and 2022, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 21% Federal income tax rate in 2023 and 2022. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2023		2022
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$517	5.39%	$315	1.43%
Investment securities	21,518	3.16%	18,928	2.76%
Loans held for sale	—	—%	11	2.48%
Loans	108,783	5.34%	76,107	4.26%
Total interest-earning assets	130,818	4.80%	95,361	3.82%
Interest-bearing liabilities
Deposits	61,004	2.78%	15,359	0.80%
Borrowings	1,963	1.87%	1,510	1.21%
Total interest-bearing liabilities	62,967	2.73%	16,869	0.83%
Net interest income	$67,851		$78,492
Interest rate spread		2.06%		2.99%
Net interest margin		2.49%		3.15%

The First Bancorp - 2023 Form 10-K - Page 28

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
Dollars in thousands	2023	2022
Assets
Cash and cash equivalents	$24,572	$23,253
Interest-bearing deposits in other banks	9,600	22,089
Securities available for sale (includes tax exempt securities of $40,413 in 2023 and $35,759 in 2022)	286,518	302,019
Securities to be held to maturity, net of allowance for credit losses of $434 at December 31, 2023[1] (included tax exempt securities of $256,835 in 2023 and $254,504 in 2022)	389,676	379,762
Restricted equity securities, at cost	4,577	4,761
Loans held for sale (fair value approximates cost)	38	443
Loans	2,037,377	1,784,521
Allowance for credit losses	(21,990)	(16,103)
Net loans	2,015,387	1,768,418
Accrued interest receivable	13,082	9,557
Premises and equipment, net	28,299	28,828
Other real estate owned	6	9
Goodwill	30,646	30,646
Other assets	64,958	54,250
Total Assets	$2,867,359	$2,624,035
Liabilities & Shareholders' Equity
Demand deposits	$304,081	$337,121
NOW deposits	625,626	635,172
Money market deposits	228,562	204,279
Savings deposits	330,807	373,604
Certificates of deposit	1,013,307	695,311
Total deposits	2,502,383	2,245,487
Borrowed funds – short term	104,999	124,830
Borrowed funds – long term	—	84
Dividends payable	983	1,105
Other liabilities	24,514	18,008
Total Liabilities	2,632,879	2,389,514
Shareholders' Equity:
Common stock	111	110
Additional paid-in capital	68,975	67,566
Retained earnings	210,266	195,673
Net unrealized loss on securities available for sale	(45,339)	(29,052)
Net unrealized gain on cash flow hedging derivative instruments	253	192
Net unrealized loss on securities transferred from available for sale to held to maturity	(59)	(74)
Net unrealized gain on postretirement benefit costs	273	106
Total Shareholders' Equity	234,480	234,521
Total Liabilities & Shareholders' Equity	$2,867,359	$2,624,035
1December 31, 2022 had no ACL.

The First Bancorp - 2023 Form 10-K - Page 29

Non-Interest Income

Non-interest income in 2023 was $15.4 million, a decrease of $1.4 million or 8.5% from the $16.9 million reported in 2022. The year-to-year decrease in non-interest income is primarily attributable to mortgage banking activity and debit card revenue. Mortgage banking revenue dropped 42.9% from 2022, as higher interest rates dramatically slowed origination activity, negatively impacting both gain on sale income and mortgage servicing rights valuation. Debit card revenue decreased $964,000 or 15.2% year-over-year, attributable to one time incentive payments received in 2022. Annual revenues at First National Wealth Management, the Bank's trust and investment management division, were stable, up 1.2% from 2022. Service charge revenues and other income also had modest increases for the year.

Non-Interest Expense

Non-interest expense in 2023 was $43.8 million, a decrease of $146,000 or 0.3% from the $43.9 million reported in 2022. Employee salary and benefit expense decreased 5.9% from the prior year, due primarily to reduced incentive compensation accruals. A base rate increase imposed by the FDIC led to a $894,000 increase in deposit insurance premiums from the prior year. Occupancy expense and furniture & equipment expense each had modest dollar increases from 2022.
Provision to the Allowance for Credit Losses Loans

The Company adopted ASC 326, the CECL standard, effective January 1, 2023 incurring a $6.3 million retained earnings adjustment in the first quarter. The Company's provision to the ACL loans was $1.3 million in 2023 compared to $1.8 million in 2022. The ACL loans stood at 1.13% of total loans as of December 31, 2023, compared to 0.87% as of December 31, 2022. Most of the dollar increase in the ACL for loans is the result of CECL adoption and associated one-time adjustments.
Net loan charge-offs in 2023 were $233,000 or 0.01% of average loans, down from $548,000 or 0.02% of loans in 2022. Non-performing assets stood at 0.07% of total assets as of December 31, 2023 compared to 0.06% of total assets at December 31, 2022. Past-due loans were 0.18% of total loans as of December 31, 2023, a modest increase from 0.08% of total loans as of December 31, 2022.

Income Taxes

Income taxes on operating earnings were $6.2 million for the year ended December 31, 2023, down $2.2 million from 2022.

Net Income

Net income for 2023 was $29.5 million, down 24.3% or $9.5 million from net income of $39.0 million that was posted in 2022. Earnings per share on a fully diluted basis for 2023 were $2.66, down $0.87 or 24.6% from the $3.53 reported for the year ended December 31, 2022.

Key Ratios

Return on average assets in 2023 was 1.03%, down from the 1.49% posted in 2022. Return on average tangible common equity was 14.50% in 2023, compared to 19.15% in 2022. In 2023, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 51.87%, compared to 37.64% in 2022. The Company's non-GAAP efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 52.43% in 2023, compared to 45.96% in 2022.

Investment Management and Fiduciary Activities

As of December 31, 2023, First National Wealth Management, the Bank's trust and investment management division, had assets under management or custody with a market value of $1.254 billion, consisting of 1,249 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2022, when 1,233 accounts with a market value of $1.179 billion were under management or custody.

Comparison of the Years Ended December 31, 2022 and 2021

A discussion of changes in our results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023, which discussion is incorporated herein by reference, and which is available free of charge on the SECs website at www.sec.gov.

The First Bancorp - 2023 Form 10-K - Page 30

Assets and Asset Quality

Total assets of $2.947 billion at December 31, 2023 increased 7.6% or $207.5 million from $2.739 billion at December 31, 2022. The investment portfolio, including restricted equity securities decreased $11.6 million or 1.7% over December 31, 2022, and the loan portfolio increased $214.8 million or 11.2%. Year-over-year, average assets were up $243.3 million in 2023 over 2022. Average loans in 2023 were $252.9 million higher than in 2022, and average investments in 2023 were $5.6 million lower than in 2022.
Non-performing assets to total assets stood at 0.07% at December 31, 2023, consistent with the 0.06% of total assets at December 31, 2022.  In general terms, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses, in Management's opinion. Opportunities were taken in both 2021 and 2022 to reduce the level of non-performing assets via no-recourse sales of mostly non-performing commercial and residential mortgage loans. The Company held no OREO property or repossessed assets at December 31, 2023.
Net chargeoffs in 2023 were $233,000 or 0.01% of average loans outstanding, down $315,000 from 2022. Residential real estate term loans represent 31.6% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2023, residential mortgages had a recovery ratio of 0.003% compared to a loss ratio of 0.011% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans, which generally carry more risk and potentially higher losses than other types of consumer credit.
The ACL-loans ended 2023 at $24.0 million and stood at 1.13% of total loans outstanding, compared to $16.7 million and 0.87% of total loans outstanding at December 31, 2022. A $1.3 million provision for losses was made during the year ended 2023. The one-time CECL adoption adjustments, coupled with the provision and net charge off activity, resulted in the ACL increasing $7.3 million or 43.7% from December 31, 2022.

Investment Activities

During 2023, the investment portfolio, including restricted equity securities, decreased 1.7% to end the year at $670.7 million, compared to $682.3 million at December 31, 2022. Average investments in 2023 were $5.6 million lower than in 2022. The change in value of the portfolio is attributable primarily to limited reinvestment of incoming cash flow from amortizing and matured investments, as cash flow was re-directed to other segments of the balance sheet. As of December 31, 2023, mortgage-backed securities had a carrying value of $281.0 million and a fair value of $270.7 million. Of this total, securities with a fair value of $77.7 million or 28.7% of the mortgage-backed portfolio were issued by the GNMA and securities with a fair value of $193.0 million or 71.3% of the mortgage-backed portfolio were issued by the FHLMC and the FNMA.
The Company's investment securities are classified into three categories: securities available for sale, securities to be held to maturity and restricted equity securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as HTM, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. Restricted equity securities consist of investments in the stock of the FRBB and the FHLBB; ownership of these securities is required as a condition of the Bank's membership in the respective banks and these shares are not able to be pledged or sold. The Company does not hold trading account securities.
All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either the AFS or HTM portfolio be limited to government debt obligations, time deposits, and corporate bonds or commercial paper with one of the three highest ratings given by a nationally recognized rating agency. The portfolio is currently invested primarily in U.S. Government sponsored agency securities, mortgage-backed securities and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $56,000, net of taxes, at December 31, 2023. This compares to $64,000, net of taxes at December 31, 2022. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The First Bancorp - 2023 Form 10-K - Page 31

The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2023 and 2022:

Dollars in thousands	2023	2022
Securities available for sale
U.S. Treasury and Agency securities	$19,830	$19,147
Mortgage-backed securities	224,597	228,676
State and political subdivisions	34,645	33,191
Asset-backed securities	2,981	3,495
	282,053	284,509
Securities to be held to maturity
U.S. Treasury and Agency securities	40,100	40,100
Mortgage-backed securities	56,401	60,497
State and political subdivisions	254,418	258,549
Corporate securities	34,750	34,750
	385,669	393,896
Less allowance for credit losses	(434)	—
Net securities to be held to maturity	385,235	393,896
Restricted equity securities
Federal Home Loan Bank Stock	2,348	2,846
Federal Reserve Bank Stock	1,037	1,037
	3,385	3,883
Total securities	$670,673	$682,288

The Company adopted ASC 326, the CECL standard, effective January 1, 2023. In conjunction with adoption, holdings of AFS securities and HTM securities were evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $434,000 as of December 31, 2023; there was no reserve as of December 31, 2022. Further details are included in Notes 3 and 25 of the accompanying financial statements.

The First Bancorp - 2023 Form 10-K - Page 32

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2023. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	2,880	1.83%	—	0.00%
Due in 5 to 10 years	8,095	1.17%	13,500	1.81%
Due after 10 years	8,855	2.00%	26,600	1.60%
Total	19,830	1.64%	40,100	1.67%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	223	3.21%	3	6.66%
Due in 5 to 10 years	10,297	3.62%	4,109	4.68%
Due after 10 years	214,077	2.37%	52,289	1.56%
Total	224,597	2.43%	56,401	1.79%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	924	3.71%
Due in 1 to 5 years	270	5.06%	10,384	3.98%
Due in 5 to 10 years	6,697	2.56%	54,333	3.44%
Due after 10 years	27,678	3.31%	188,777	2.55%
Total	34,645	3.18%	254,418	2.80%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	2,981	6.51%	—	0.00%
Total	2,981	6.51%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.50%
Due in 1 to 5 years	—	0.00%	6,000	4.88%
Due in 5 to 10 years	—	0.00%	28,000	4.66%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	34,750	4.63%
	$282,053	2.51%	$385,669	2.70%

AFS Debt Securities in an Unrealized Loss Position

The AFS securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2023 amounted to $50.4 million, or 15.18% of the amortized cost of the total AFS securities portfolio. At December 31, 2022, this amount was $56.7 million, or 16.61% of the total AFS securities portfolio.
The Company's evaluation of securities for impairment is a quantitative and qualitative process intended to determine whether declines in the fair value of AFS investment securities should be recognized as a charge against the ACL. The primary factors considered in evaluating whether a loss should be recognized include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a

The First Bancorp - 2023 Form 10-K - Page 33

period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant in determining whether full collection of amounts contractually due will be realized.
The Company's best estimate of cash flows uses severe economic recession assumptions due to market uncertainty. The Company's assumptions include but are not limited to delinquencies, foreclosure levels and constant default rates on the underlying collateral, loss severity ratios, and constant prepayment rates. If the Company does not expect to receive 100% of future contractual principal and interest, a charge against the ACL is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.
As of December 31, 2023, the Company had AFS debt securities in an unrealized loss position with a fair value of $261.5 million and unrealized losses of $50.4 million, as identified in the table below. AFS securities in a continuous unrealized loss position of twelve months or more amounted to a fair value of $257.7 million as of December 31, 2023, compared with $192.5 million at December 31, 2022. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at December 31, 2023.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury & Agency securities	$—	$—	$19,830	$(6,203)	$19,830	$(6,203)
Mortgage-backed securities	1,712	(14)	208,717	(38,477)	210,429	(38,491)
State and political subdivisions	2,082	(49)	27,700	(5,653)	29,782	(5,702)
Asset-backed securities	—	—	1,464	(9)	1,464	(9)
	$3,794	$(63)	$257,711	$(50,342)	$261,505	$(50,405)

For AFS securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:

AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of December 31, 2023, the total unrealized losses on these securities amounted to $6.2 million, compared with $6.9 million at December 31, 2022. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.

AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2023, the total unrealized losses on these securities amounted to $38.5 million, compared with $42.4 million at December 31, 2022. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

AFS Obligations of state and political subdivisions. As of December 31, 2023, the total unrealized losses on municipal securities amounted to $5.7 million, compared with $7.3 million at December 31, 2022. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At December 31, 2023, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2023 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and disruption in the financial markets in general. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.

The First Bancorp - 2023 Form 10-K - Page 34

AFS Asset-backed securities. As of December 31,2023, the total unrealized losses on asset-backed securities amounted to $9,000, compared with $53,000 at December 31, 2022. These securities consist of U.S Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at December 31, 2023 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized.

FHLBB and FRBB Stock

The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of December 31, 2023 and 2022, the Bank's investment in FHLB stock totaled $2.3 million and $2.8 million, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through December 31, 2023.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1 million at December 31, 2023 and 2022. The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through December 31, 2023. The Bank will continue to monitor its investment in these restricted equity securities.

Lending Activities

The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased $214.8 million or 11.2% in 2023, with total loans of $2.129 billion at December 31, 2023, compared to $1.915 billion at December 31, 2022. Commercial loans increased $134.8 million or 12.1% between December 31, 2022 and December 31, 2023. Residential term loans increased by $77.5 million or 13.0% and municipal loans increased by $10.8 million or 26.6% over the same period.
The loan portfolio is segmented into ten classes. Commercial loans comprise five of the classes: commercial real estate owner occupied, commercial real estate non-owner occupied, commercial construction, C&I and multifamily. Residential mortgage loans comprise two of the classes: residential real estate term and residential real estate construction. The remaining classes are municipal loans, home equity loans, and consumer loans. Further descriptions of each class, and the risk factors associated with each, are included in Note 6 of the accompanying financial statements.

The First Bancorp - 2023 Form 10-K - Page 35

The following table summarizes the loan portfolio, by class, as of December 31, 2023 and 2022:

	As of December 31,
Dollars in thousands	2023		2022
Commercial
Real Estate Owner Occupied	$314,819	14.8%	$256,623	13.4%
Real Estate Non-Owner Occupied	393,636	18.5%	363,660	19.0%
Construction	88,673	4.2%	93,907	4.9%
C&I	356,787	16.8%	319,359	16.7%
Multifamily	93,476	4.4%	79,057	4.1%
Municipal	51,423	2.4%	40,619	2.1%
Residential
Term	674,855	31.6%	597,404	31.2%
Construction	32,358	1.5%	49,907	2.6%
Home Equity
Revolving and Term	104,026	4.9%	93,075	4.9%
Consumer	19,401	0.9%	21,063	1.1%
Total loans	$2,129,454	100.0%	$1,914,674	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2023:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real Estate Owner Occupied	$193	$22,987	$31,430	$260,209	$314,819
Real Estate Non-Owner Occupied	—	21,676	57,923	314,037	393,636
Construction	515	5,507	13,265	69,386	88,673
C&I	1,357	171,296	78,461	105,673	356,787
Multifamily	—	1,095	213	92,168	93,476
Municipal	570	11,665	9,860	29,328	51,423
Residential
Term	665	7,367	35,154	631,669	674,855
Construction	—	1,139	—	31,219	32,358
Home Equity
Revolving and Term	1,080	4,622	5,890	92,434	104,026
Consumer	5,643	7,640	2,414	3,704	19,401
Total loans	$10,023	$254,994	$234,610	$1,629,827	$2,129,454

The First Bancorp - 2023 Form 10-K - Page 36

The following table provides a listing of loans, by class, between variable and fixed rates as of December 31, 2023:

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real Estate Owner Occupied	$23,680	1.1%	$291,139	13.7%	$314,819	14.8%
Real Estate Non-Owner Occupied	97,872	4.6%	295,764	13.9%	393,636	18.5%
Construction	26,375	1.2%	62,298	3.0%	88,673	4.2%
C&I	127,025	6.0%	229,762	10.8%	356,787	16.8%
Multifamily	677	0.0%	92,799	4.4%	93,476	4.4%
Municipal	51,178	2.4%	245	0.0%	51,423	2.4%
Residential
Term	463,364	21.7%	211,491	9.9%	674,855	31.6%
Construction	11,068	0.5%	21,290	1.0%	32,358	1.5%
Home Equity
Revolving and Term	13,627	0.6%	90,399	4.3%	104,026	4.9%
Consumer	13,785	0.6%	5,616	0.3%	19,401	0.9%
Total loans	$828,651	38.7%	$1,300,803	61.3%	$2,129,454	100.0%

Loan Concentrations

As of December 31, 2023, the Bank had two concentrations of loans in two particular industries that exceeded 10% of its total loan portfolio: (1) loans to hotels (except Casino hotels) and motels, totaling $231.5 million, or 10.87% of total loans; and (2) loans to lessors of residential buildings and dwellings, totaling $217.5 million, or 10.21% of total loans. This compares to one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio, hotels (except Casino hotels) and motels, totaling $226.4 million, or 10.88% of total loans, as of December 31, 2022.

Loans Held for Sale

As of December 31, 2023, the Bank had no loans held for sale.  This compares to $275,000 in loans held for sale at December 31, 2022.

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

The First Bancorp - 2023 Form 10-K - Page 37

additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's ACL as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of Management.
The ACL includes reserve amounts assigned to IALs which include loans placed on non-accrual and loans reported as TDR prior to adoption of ASU 2022-02, with balances of $250,000 or more. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2023, IALs with specific reserves totaled $919,000 and the amount of such reserves was $264,000. This compares to IALs with specific reserves of $1.8 million at December 31, 2022 and the amount of such reserves was $398,000. Additional detail on IALs may be found in Note 5 of the accompanying financial statements.
The total ACL on loans at December 31, 2023 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary
The following table summarizes our allocation of allowance by loan class as of December 31, 2023 and 2022. The percentages are the portion of each loan type to total loans:

	As of December 31,
Dollars in thousands	2023		2022
Commercial
Real Estate Owner Occupied	$4,633	14.8%	$6,116	36.5%
Real Estate Non-Owner Occupied	4,285	18.5%	—	—%
Construction	1,978	4.2%	821	4.9%
C&I	5,001	16.8%	3,097	16.7%
Multifamily	1,318	4.4%	—	—%
Municipal	334	2.4%	162	2.1%
Residential
Term	4,991	31.6%	2,559	32.1%
Construction	618	1.5%	199	2.6%
Home Equity
Revolving and Term	626	4.9%	1,029	4.0%
Consumer	246	0.9%	1,062	1.1%
Unallocated	—	—%	1,678	—%
Total	$24,030	100.0%	$16,723	100.0%
The ACL totaled $24.0 million at December 31, 2023, compared to $16.7 million as of December 31, 2022. The increase in the total allowance from December 31, 2022 to December 31, 2023 is attributable to the adoption of CECL, along with normal provision and loan charge-off activity.

The First Bancorp - 2023 Form 10-K - Page 38

A breakdown of the ACL as of December 31, 2023, by loan class, and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real Estate Owner Occupied	$—	$3,891	$742	$4,633
Real Estate Non-Owner Occupied	—	3,759	526	4,285
Construction	—	1,849	129	1,978
C&I	223	4,238	540	5,001
Multifamily	—	1,237	81	1,318
Municipal	—	307	27	334
Residential
Term	41	4,224	726	4,991
Construction	—	642	(24)	618
Home Equity
Revolving and Term	—	469	157	626
Consumer	—	217	29	246
	$264	$20,833	$2,933	$24,030
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $1.3 million in 2023 compared to $1.8 million in 2022. Net charge offs were $233,000 in 2023 compared to net charge offs of $548,000 in 2022. The ACL as a percentage of outstanding loans was at 1.13% at December 31, 2023 compared to 0.87% at December 31, 2022.

The First Bancorp - 2023 Form 10-K - Page 39

The following table summarizes the activities in our ACL as of December 31, 2023 and 2022:

	As of December 31,
Dollars in thousands	2023	2022
Balance at beginning of year	$16,723	$15,521
Loans charged off:
Commercial
Real Estate Owner Occupied	40	—
Real Estate Non-Owner Occupied	—	—
Construction	—	—
C&I	153	309
Multifamily	—	—
Municipal	—	—
Residential
Term	—	8
Construction	—	—
Home Equity
Revolving and Term	50	29
Consumer	194	412
Total	437	758
Recoveries on loans previously charged off
Commercial
Real Estate Owner Occupied	2	20
Real Estate Non-Owner Occupied	75	—
Construction	—	—
C&I	3	13
Multifamily	—	—
Municipal	—	—
Residential
Term	14	29
Construction	—	—
Home Equity
Revolving and Term	13	4
Consumer	97	144
Total	204	210
Net loans charged off	233	548
Provision for credit losses	1,330	1,750
Adoption of ASU No. 2016-13	6,210	—
Balance at end of period	$24,030	$16,723
Ratio of net loans charged off to average loans outstanding[1]	0.011%	0.030%
Ratio of allowance for credit losses to total loans outstanding	1.13%	0.87%
1Annualized using a 365-day basis for both 2023 and 2022.

The First Bancorp - 2023 Form 10-K - Page 40

ACL for Unfunded Commitments

Adoption of CECL resulted in an increase in the Company's ACL for unfunded commitments. Our modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $1.3 million as of December 31, 2023.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.10% at December 31, 2023 compared to 0.09% at December 31, 2022. The following table shows the distribution of nonperforming loans by class as of December 31, 2023 and 2022:

	As of December 31,
Dollars in thousands	2023	2022
Commercial
Real Estate Owner Occupied	$—	$193
Real Estate Non-Owner Occupied	—	—
Construction	29	23
C&I	538	663
Multifamily	—	—
Municipal	—	—
Residential
Term	1,315	572
Construction	—	—
Home Equity
Revolving and Term	296	304
Consumer	—	—
Total non-performing loans	$2,178	$1,755
Allowance for credit losses as a percentage of nonperforming loans	1103.3%	952.9%

The First Bancorp - 2023 Form 10-K - Page 41

The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2023, loans 90 or more days past due and still accruing interest totaled $429,000, compared to $241,000 at December 31, 2022.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 5 of the accompanying financial statements.

Past Due Loans

The Bank's overall loan delinquency ratio was 0.18% at December 31, 2023, versus 0.08% at December 31, 2022. Loans 90 days delinquent and accruing increased from $241,000 at December 31, 2022 to $429,000 as of December 31, 2023. The year-end 2023 total is made up of eight loans; we expect to collect all amounts due on each, including interest.
The following table sets forth loan delinquencies as of December 31, 2023 and 2022:

	As of December 31,
Dollars in thousands	2023	2022
Commercial
Real Estate Owner Occupied	$—	$193
Real Estate Non-Owner Occupied	—	—
Construction	17	—
C&I	869	226
Multifamily	—	—
Municipal	31	—
Residential
Term	1,800	452
Construction	—	—
Home Equity
Revolving and Term	616	421
Consumer	555	167
Total	$3,888	$1,459
Loans 30-89 days past due to total loans	0.138%	0.039%
Loans 90+ days past due and accruing to total loans	0.020%	0.013%
Loans 90+ days past due on non-accrual to total loans	0.024%	0.025%
Total past due loans to total loans	0.183%	0.077%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2023, there were three potential problem loans with a balance of $180,000 or 0.01% of total loans. This compares to no potential problem loans reported at December 31, 2022.
As of December 31, 2023, there were five residential loans in the process of foreclosure with a total balance of $400,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of December 31, 2023, there were no commercial loans in the process of foreclosure. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must

The First Bancorp - 2023 Form 10-K - Page 42

be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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

Other Real Estate Owned

OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At December 31, 2023 and 2022, there were no OREO properties owned and no allowance for OREO losses.

Funding, Liquidity and Capital Resources

Liquidity

Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 87.3% of total average assets in 2023, up from 85.6% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated amongst several major categories: runoff of in-market deposit balances, an inability to renew wholesale sources of funding, and materially increased utilization of available credit lines by borrowers. Of these, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. Stress testing analysis of liquidity resources under various scenarios is conducted no less than quarterly and results are reported to the ALCO. Borrowings supplement deposits as a source of liquidity; our borrowings typically consist of customer repurchase agreements and FHLBB advances. The Bank tests its borrowing capacity with the FRBB, the FHLBB and Fed Funds lines with other correspondents no less than annually; each has been tested within the past year.
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of December 31, 2023, the Bank had primary sources of contingent liquidity of $895.0 million or 30.7% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $168.0 million in borrowing capacity under the FRBB's Borrower in Custody programs, $76.0 million in credit lines with correspondent banks, and $169.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.355 billion or 46.5% of its total assets. The Bank established borrowing capacity of $47.1 million at the FRBB under the BTFP introduced in March 2023, which is included in the primary sources of contingent liquidity total above. As of December 31, 2023 no advances had been made under BTFP.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the years ended December 31, 2023, 2022 and 2021 the Bank declared dividends to the Company of $14.8 million, $14.0 million and $13.4 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Capital Resources below.

The First Bancorp - 2023 Form 10-K - Page 43

Deposits

During 2023, total deposits increased by $220.8 million, ending the year at $2.600 billion compared to $2.379 billion at December 31, 2022. Low-cost deposits (demand, NOW, and savings accounts) decreased by $95.1 million or 7.2% during the year, money market deposits increased $113.3 million or 58.8%, and certificates of deposit increased $202.6 million or 23.3%. Estimated uninsured deposits totaled $407.4 million and $501.6 million at December 31, 2023 and 2022, respectively.

Average deposits increased $256.9 million in 2023, as shown in the following table, which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,		% change
Dollars in thousands	2023	2022	2023 vs 2022
Demand deposits	$304,081	$337,121	(9.80)%
NOW accounts	625,626	635,172	(1.50)%
Money market accounts	228,562	204,279	11.89%
Savings	330,807	373,604	(11.46)%
Certificates of deposit	1,013,307	695,311	45.73%
Total deposits	$2,502,383	$2,245,487	11.44%

The average cost of deposits (including non-interest-bearing accounts) was 2.44% for the year ended December 31, 2023, compared to 0.68% for the year ended December 31, 2022. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2023	2022
NOW	2.67%	0.53%
Money market	3.57%	0.86%
Savings	0.22%	0.11%
Certificates of deposit	3.50%	1.41%
Total interest-bearing deposits	2.78%	0.80%

Of all certificates of deposit, $689.6 million or 64.44% will mature by December 31, 2024. As of December 31, 2023 and 2022, the Bank held a total of $172.2 million and $118.3 million in certificate of deposit accounts with balances in excess of $250,000, respectively. The following table summarizes the time remaining to maturity for these certificates of deposit.

	As of December 31,
Dollars in thousands	2023	2022
Within 3 Months	$33,832	$13,144
3 Months through 6 months	32,622	14,556
6 months through 12 months	61,142	14,836
Over 12 months	44,641	75,728
Total	$172,237	$118,264

Borrowed Funds

Borrowed funds consists of advances from the FHLBB, advances from the FRBB Discount Window, and securities repurchase agreements with customers. Advances from the FHLBB are secured with pledged collateral consisting of FHLBB stock, funds on deposit with FHLBB, U.S. Agency notes, mortgage-backed securities, and qualifying first mortgage loans. FRBB Discount Window advances are similarly secured with collateral consisting of FRBB stock, funds on deposit at FRBB, and qualifying commercial, home equity and construction loans. As of December 31, 2023, advances from FHLBB totaled $20.1 million, with a weighted average interest rate of 5.52% per annum and remaining maturities ranging from 8 days to 6 months. This compares to advances from FHLBB totaling $39.1 million, with a weighted average interest rate of 4.25% per annum and remaining maturities ranging from 1 day to 1.5 years, as of December 31, 2022. Our FHLBB advances are predominantly short term and the year-to-year change in the average interest rate is a function of market conditions.

The First Bancorp - 2023 Form 10-K - Page 44

The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2023 was $49.6 million, compared to $64.4 million on December 31, 2022. The weighted average interest rates payable under these agreements were 2.42% per annum as of December 31, 2023, compared to 0.47% per annum as of December 31, 2022.
The maximum amount of borrowed funds outstanding at any month-end during each of the last two years was $165.6 million at the end of April in 2023 and $152.6 million at the end of May in 2022. The average amount outstanding during 2023 was $105.0 million with a weighted average interest rate of 1.87% per annum. This compares to an average outstanding amount of $124.9 million with a weighted average interest rate of 1.21% per annum in 2022.

Capital Resources

Shareholders' equity as of December 31, 2023 was $243.1 million, compared to $228.9 million as of December 31, 2022.
During 2023, the Company declared cash dividends of $0.34 per share in the first quarter and $0.35 per share in the remaining three quarters, or $1.39 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 51.87% for the year ended December 31, 2023 compared to 37.64% for the year ended December 31, 2022. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2024 is this year's net income plus $41.5 million.
In 2023, 61,516 shares were issued via employee stock programs, the dividend reinvestment plan, and restricted stock grants. The Company received consideration totaling $817,000.  The following table summarizes the Company's 2023 stock issuances.

Dividend reinvestment plan	14,418
Employee stock program	17,472
Restricted stock grants	29,626
Total	61,516

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
Capital at December 31, 2023 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.61% on December 31, 2023 and 9.01% at December 31, 2022. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. Given its capital structure, regulatory Tier 1 capital and Common Equity Tier 1 (CET1) are equal. At December 31, 2023, the Company had CET1 and tier-one risk-based capital ratios of 12.42%, and a tier-two, or total, risk-based capital ratio of 13.66%, versus 12.70% and 13.58%, respectively, at December 31, 2022. To be rated "well-capitalized", regulatory requirements call for minimum CET1, tier-one and tier-two risk-based capital ratios of 6.50%, 8.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
The First Bancorp - 2023 Form 10-K - Page 45

The Company met each of the well-capitalized ratio guidelines at December 31, 2023. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2023 and December 31, 2022.

As of December 31, 2023	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.43%	12.37%	12.37%	13.62%
Company	8.61%	12.42%	12.42%	13.66%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2022	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.81%	12.64%	12.64%	13.52%
Company	9.01%	12.70%	12.70%	13.58%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the Company's capital resources, liquidity, or results of operations.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2023:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$770	$108	$201	$58	403
Total	$770	$108	$201	$58	$403

Capital Purchases

In 2023, the Company made capital purchases totaling $2.6 million for facility improvements to branch or operations premises and technology investments in various hardware and software. This cost will be amortized over an average of seven years, adding approximately $172,000 to pre-tax operating costs per year.

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

The First Bancorp - 2023 Form 10-K - Page 46

Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2023, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimis transaction in 2001.
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

The Company and Bank strive to be responsible corporate citizens and have undertaken a number of initiatives in recent years to operate efficiently and reduce our carbon footprint. To reduce energy consumption we have installed energy efficient lighting in multiple locations, we have eliminated daily courier runs between branch locations, have installed high efficiency heating appliances in several locations, and when constructing a new branch location opted for a geothermal heating & cooling system. By leveraging technology platforms, we encourage customer use of digital banking products including electronic statement delivery, have reduced paper consumption by encouraging electronic data storage, and expanded the use of video conferencing technology saving employee travel requirements. Our lending activities include work with solar farm projects and research laboratories working on climate change issues, we hold several green bonds in the investment portfolio, and our wealth management division works with clients who seek to direct their investments to be compatible with responsible ESG investing objectives. In management's opinion, none of these efforts has had a negative impact on the Company's operations.

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2023, was (11.54)% of total assets, compared to (5.60)% of total assets at December 31, 2022. The ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The First Bancorp - 2023 Form 10-K - Page 47

The Company's summarized static gap, as of December 31, 2023, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$45,511	$33,919	$166,852	$421,006
Restricted equity securities, at cost	2,349	—	—	1,037
Loans	490,588	260,597	1,051,823	326,445
Other interest-earning assets	—	26,681	—	—
Non-rate-sensitive assets	20,589	—	—	99,301
Total assets	559,037	321,197	1,218,675	847,789
Interest-bearing deposits	711,279	489,004	458,212	703,147
Borrowed funds	20,000	76	—	—
Non-rate-sensitive liabilities and equity	—	—	—	562,421
Total liabilities and equity	731,279	489,080	458,212	1,265,568
Period gap	$(172,242)	$(167,883)	$760,463	$(417,779)
Percent of total assets	(5.85)%	(5.70)%	25.81%	(14.18)%
Cumulative gap (current)	$(172,242)	$(340,125)	$420,338	$2,559
Percent of total assets	(5.85)%	(11.54)%	14.26%	0.09%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decrease by one percentage point, and where short- term rates gradually increase by two percentage points. The Company's modeling as of December 31, 2023 projects net interest income would increase by approximately 3.7% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 2.0% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 6.0% if rates rise gradually by two percentage points over the next year. Each scenario is well within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 23.8% in the two percentage point falling-rate scenario, and higher by 20.8% in the one percentage point falling rate scenario; net interest income would be higher than that earned in a stable rate environment by 0.7% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2023 and 2022 is presented in the following table:

Changes in Net Interest Income	2023	2022
Year 1
Projected changes if rates decrease by 1.0%	2.0%	0.2%
Projected changes if rates decrease by 2.0%	3.7%	0.0%
Projected change if rates increase by 2.0%	(6.0)%	(3.8)%
Year 2
Projected changes if rates decrease by 1.0%	20.8%	6.8%
Projected changes if rates decrease by 2.0%	23.8%	5.7%
Projected change if rates increase by 2.0%	0.7%	(3.4)%

The First Bancorp - 2023 Form 10-K - Page 48

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2023, the Company was using interest rate swaps for interest rate risk management. See Notes 14 and 19 of the accompanying financial statements for additional discussion of derivative usage.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2023, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain flat or decrease in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2023 Form 10-K - Page 49

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2023	2022
Assets
Cash and cash equivalents	$31,942,000	$22,728,000
Interest-bearing deposits in other banks	3,488,000	3,693,000
Securities available for sale	282,053,000	284,509,000
Securities to be held to maturity, net of allowance for credit losses of $434,000 at December 31, 2023[1] (fair value of $338,570,000 at December 31, 2023, and $339,011,000 at December 31, 2022)	385,235,000	393,896,000
Restricted equity securities, at cost	3,385,000	3,883,000
Loans held for sale	—	275,000
Loans	2,129,454,000	1,914,674,000
Less allowance for credit losses	24,030,000	16,723,000
Net loans	2,105,424,000	1,897,951,000
Accrued interest receivable	11,894,000	9,829,000
Premises and equipment, net	28,684,000	28,277,000
Goodwill	30,646,000	30,646,000
Other assets	63,947,000	63,491,000
Total assets	$2,946,698,000	$2,739,178,000
Liabilities
Demand deposits	$289,104,000	$318,626,000
NOW deposits	634,543,000	630,416,000
Money market deposits	305,931,000	192,632,000
Savings deposits	299,837,000	369,532,000
Certificates of deposit	1,070,247,000	867,671,000
Total deposits	2,599,662,000	2,378,877,000
Borrowed funds – short term	69,652,000	103,399,000
Borrowed funds – long term	—	84,000
Other liabilities	34,305,000	27,895,000
Total liabilities	2,703,619,000	2,510,255,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	111,000	110,000
Additional paid-in capital	70,071,000	68,435,000
Retained earnings	211,925,000	204,343,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(39,575,000)	(44,718,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(56,000)	(64,000)
Net unrealized gain on cash flow hedging derivative instruments	300,000	544,000
Net unrealized gain on postretirement costs	303,000	273,000
Total shareholders' equity	243,079,000	228,923,000
Total liabilities and shareholders' equity	$2,946,698,000	$2,739,178,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	11,098,057	11,045,186
Book value per common share	$21.90	$20.73
Tangible book value per common share	$19.12	$17.93
The accompanying notes are an integral part of these consolidated financial statements
1December 31, 2022 had no ACL on HTM securities.

The First Bancorp - 2023 Form 10-K - Page 50

Consolidated Statements of Income and Comprehensive Income (Loss)
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2023	2022	2021
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $1,913,000 in 2023, $1,181,000 in 2022, and $1,102,000 in 2021)	$108,274,000	$75,805,000	$62,195,000
Interest on deposits with other banks	517,000	315,000	72,000
Interest and dividends on investments (includes tax-exempt income of $8,032,000 in 2023, $7,571,000 in 2022, and $7,644,000 in 2021)	19,383,000	16,915,000	14,814,000
Total interest and dividend income	128,174,000	93,035,000	77,081,000
Interest expense
Interest on deposits	61,004,000	15,359,000	7,314,000
Interest on borrowed funds	1,963,000	1,510,000	3,464,000
Total interest expense	62,967,000	16,869,000	10,778,000
Net interest income	65,207,000	76,166,000	66,303,000
Provision for (reduction in) credit losses - loans	1,330,000	1,750,000	(375,000)
Provision for (reduction in) credit losses - debt securities held to maturity	(4,000)	—	—
Provision for (reduction in) credit losses - off-balance sheet credit exposures	(142,000)	—	—
Total provision for (reduction in) credit losses	1,184,000	1,750,000	(375,000)
Net interest income after provision credit losses	64,023,000	74,416,000	66,678,000
Non-interest income
Fiduciary and investment management income	4,654,000	4,600,000	4,529,000
Service charges on deposit accounts	1,887,000	1,825,000	1,568,000
Net securities gains	—	7,000	23,000
Mortgage origination and servicing income	813,000	1,424,000	5,236,000
Debit card income	5,384,000	6,348,000	5,208,000
Other operating income	2,699,000	2,670,000	2,819,000
Total non-interest income	15,437,000	16,874,000	19,383,000
Non-interest expense
Salaries and employee benefits	21,942,000	23,316,000	21,152,000
Occupancy expense	3,319,000	3,052,000	2,841,000
Furniture and equipment expense	5,391,000	5,058,000	4,788,000
FDIC insurance premiums	1,962,000	1,068,000	824,000
Amortization of identified intangibles	26,000	69,000	69,000
Other operating expense	11,118,000	11,341,000	12,474,000
Total non-interest expense	43,758,000	43,904,000	42,148,000
Income before income taxes	35,702,000	47,386,000	43,913,000
Applicable tax expense	6,184,000	8,396,000	7,644,000
Net income	$29,518,000	$38,990,000	$36,269,000
Basic earnings per common share	$2.68	$3.56	$3.33
Diluted earnings per common share	2.66	3.53	3.30
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	5,143,000	(43,000,000)	(6,727,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of amortization	8,000	23,000	46,000
Net (loss) gain on cash flow hedging derivative instruments	(244,000)	544,000	4,932,000
Net unrecognized gain on postretirement benefits	30,000	168,000	77,000
Other comprehensive income (loss)	4,937,000	(42,265,000)	(1,672,000)
Comprehensive income (loss)	$34,455,000	$(3,275,000)	$34,597,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2023 Form 10-K - Page 51

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2020	10,950,289	$65,395,000	$158,359,000	$(28,000)	$223,726,000
Net income	—	—	36,269,000	—	36,269,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(6,727,000)	(6,727,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	4,932,000	4,932,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	46,000	46,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	77,000	77,000
Comprehensive income (loss)	—	—	36,269,000	(1,672,000)	34,597,000
Cash dividends declared ($1.27 per share)	—	—	(13,958,000)	—	(13,958,000)
Equity compensation expense	—	856,000	—	—	856,000
Payment for repurchase of common stock	(9,752)	—	(253,000)	—	(253,000)
Issuance of restricted stock, net of forfeitures	34,189	—	—	—	—
Proceeds from sale of common stock	24,039	689,000	—	—	689,000
Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
Net income	—	—	38,990,000	—	38,990,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(43,000,000)	(43,000,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	544,000	544,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	23,000	23,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	168,000	168,000
Comprehensive income (loss)	—	—	38,990,000	(42,265,000)	(3,275,000)
Cash dividends declared ($1.34 per share)	—	—	(14,787,000)	—	(14,787,000)
Equity compensation expense	—	809,000	—	—	809,000
Payment for repurchase of common stock	(8,640)	—	(277,000)	—	(277,000)
Issuance of restricted stock, net of forfeitures	28,745	—	—	—	—
Proceeds from sale of common stock	26,316	796,000	—	—	796,000
Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000

The First Bancorp - 2023 Form 10-K - Page 52

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Earnings	income (loss)	equity
Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
Net income	—	—	29,518,000	—	29,518,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	5,143,000	5,143,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(244,000)	(244,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	8,000	8,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	30,000	30,000
Comprehensive income	—	—	29,518,000	4,937,000	34,455,000
Cash dividends declared ($1.39 per share)	—	—	(15,409,000)	—	(15,409,000)
Equity compensation expense	—	820,000	—	—	820,000
Payment for repurchase of common stock	(8,645)	—	(250,000)	—	(250,000)
Issuance of restricted stock, net of forfeitures	29,626	—	—	—	—
Proceeds from sale of common stock	31,890	817,000	—	—	817,000
Adoption of ASU No. 2016-13	—	—	(6,277,000)	—	(6,277,000)
Balance at December 31, 2023	11,098,057	$70,182,000	$211,925,000	$(39,028,000)	$243,079,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2023 Form 10-K - Page 53

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2023	2022	2021
Cash flows from operating activities
Net income	$29,518,000	$38,990,000	$36,269,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,107,000	1,984,000	2,039,000
Change in deferred taxes	(1,360,000)	(127,000)	999,000
Provision for (reduction in) credit losses	1,184,000	1,750,000	(375,000)
Loans originated for resale	(3,916,000)	(21,554,000)	(106,393,000)
Proceeds from sales and transfers of loans	4,283,000	22,520,000	114,491,000
Net gain on sales of loans	(92,000)	(406,000)	(3,078,000)
Net gain on sale or call of securities	—	(7,000)	(23,000)
Net amortization of investment premiums	111,000	914,000	2,351,000
Net (gain) loss on sale of other real estate owned	(42,000)	1,000	(91,000)
Equity compensation expense	820,000	809,000	856,000
Net (increase) decrease in other assets and accrued interest	(680,000)	(21,443,000)	18,604,000
Net increase (decrease) in other liabilities	4,624,000	17,423,000	(9,332,000)
Net loss (gain) on disposal of premises and equipment	33,000	(15,000)	(2,000)
Amortization of investments in limited partnerships	303,000	305,000	309,000
Net acquisition amortization	26,000	69,000	69,000
Net cash provided by operating activities	36,919,000	41,213,000	56,693,000
Cash flows from investing activities
Decrease (increase) in interest-bearing deposits in other banks	205,000	62,985,000	(10,527,000)
Proceeds from sales of securities available for sale	—	1,301,000	19,240,000
Proceeds from maturities, payments, calls of securities available for sale	97,524,000	42,005,000	104,424,000
Proceeds from maturities, payments, calls and sales of securities held to maturity	8,149,000	16,544,000	80,217,000
Proceeds from sales of other real estate owned	106,000	50,000	999,000
Purchases of securities available for sale	(88,581,000)	(62,336,000)	(141,222,000)
Purchases of securities to be held to maturity	—	(40,621,000)	(85,061,000)
Redemption of restricted equity securities	498,000	1,482,000	5,180,000
Net increase in loans	(215,077,000)	(267,624,000)	(171,245,000)
Capital expenditures	(2,635,000)	(1,404,000)	(3,757,000)
Proceeds from sale of premises and equipment	3,000	38,000	3,000
Net cash used in investing activities	(199,808,000)	(247,580,000)	(201,749,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	18,209,000	(45,886,000)	318,066,000
Net increase (decrease) in certificates of deposit	202,576,000	301,466,000	(39,380,000)
Repayment on long-term borrowings	(84,000)	(55,007,000)	(7,000)
Net increase (decrease) in short-term borrowings	(33,747,000)	22,148,000	(125,689,000)
Payment to repurchase common stock	(250,000)	(277,000)	(253,000)
Proceeds from sale of common stock	817,000	796,000	689,000
Dividends paid	(15,418,000)	(14,779,000)	(13,948,000)
Net cash provided by financing activities	172,103,000	208,461,000	139,478,000
Net increase (decrease) in cash and cash equivalents	9,214,000	2,094,000	(5,578,000)
Cash and cash equivalents at beginning of year	22,728,000	20,634,000	26,212,000
Cash and cash equivalents at end of year	$31,942,000	$22,728,000	$20,634,000

The First Bancorp - 2023 Form 10-K - Page 54

For the years ended December 31,	2023	2022	2021

Interest paid	$62,228,000	$16,068,000	$11,141,000
Income taxes paid	5,621,000	8,010,000	6,548,000
Non-cash transactions:
Net transfer from loans to other real estate owned	$—	$—	$—
Change in net unrealized gain (loss) on available for sale securities, net of tax	5,143,000	(43,000,000)	(6,727,000)
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2023 Form 10-K - Page 55

Notes to Consolidated Financial Statements

Nature of Operations
The Company, through its wholly-owned subsidiary, the Bank, provides a full range of banking services to individual and corporate customers from 18 offices in coastal and eastern Maine. First National Wealth Management, a division of the Bank, provides investment management, private banking and financial planning services. On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank from The First, N.A.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events
Events occurring subsequent to December 31, 2023 have been evaluated as to their potential impact on the financial statements.

Use of Estimates in Preparation of Financial Statements
In preparing the financial statements in accordance with GAAP, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the ACL, the valuations of mortgage servicing rights, derivative financial instruments, debt securities in an unrealized loss position, and goodwill.

Investment Securities
Investment securities are classified as AFS or HTM when purchased. There are no trading account securities. AFS securities consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, or for other reasons. They are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity, net of related income taxes. The cost basis is adjusted for the amortization of premiums and accretion of discounts, computed using the effective interest method over the securities' contractual lives. HTM securities consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For HTM Securities, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts, computed using the effective interest method over the securities' contractual lives. Effective January 1, 2022 securities purchases are accounted for on a trade date basis; prior to January 1, 2022 a settlement date basis was used. Reported amounts would not be materially different if basis had not changed. Gains and losses on the sales of investment securities are determined using the amortized cost of the specifically identified security.
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the Bank's ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management.
Credit Loss Recognition on Securities. Another significant estimate related to investment securities is the evaluation of potential credit losses on investment securities. The evaluation of securities for potential credit losses is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized as a charge to the ACL. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if recognition of a loss is required. The primary factors considered in this evaluation (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities' market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant, including the expectation of receipt of all principal and interest when due.

The First Bancorp - 2023 Form 10-K - Page 56

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

Loans
Loans are generally reported at their outstanding principal balances, adjusted for chargeoffs, the ACL and any deferred fees or costs to originate loans. Loan commitments are recorded when funded.

Loan Fees and Costs
Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The unamortized net deferred fees and costs are included on the balance sheets with the related loan balances, and the amortization is included with the related interest income.

Allowance for Credit Losses
Management believes the ACL requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The ACL is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan and investment portfolios. The allowance is comprised of the ACL on loans, the ACL on off balance sheet commitments, and the ACL on held to maturity securities. Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolios, quality trends as measured by key indicators, prior loan loss experience in each loan portfolio segment, local and national business and economic conditions, and other factors contributing to Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for credit losses.

Loan Modifications
ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, amends ASC 326 for entities that have adopted ASU 2016-13, the CECL standard, such as the Company. ASU 2022-02 eliminates the accounting guidance for TDRs and introduces new guidance for enhanced reporting of certain loan modifications to borrowers experiencing financial difficulty. Loan modifications may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief. Prior to adoption of ASU 2022-02, the Company evaluated loan modifications and other transactions to determine if classification as a TDR was necessary. A TDR constituted a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, granted a concession to the borrower that it would not have otherwise considered.

Accrual of Interest Income and Expense
Interest on loans and investment securities is taken into income using methods which relate the income earned to the balances of loans and investment securities outstanding. Interest expense on liabilities is derived by applying applicable interest rates to principal amounts outstanding. For all classes of loans, recording of interest income on problem loans, which includes IAL, ceases when collectibility of principal and interest within a reasonable period of time becomes doubtful. Cash payments received on non-accrual loans, which includes IAL, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection.

The First Bancorp - 2023 Form 10-K - Page 57

Premises and Equipment
Premises, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by straight-line methods over the asset's estimated useful life.

Other Real Estate Owned
Real estate acquired by foreclosure or deed in lieu of foreclosure is transferred to OREO and recorded at fair value, less estimated costs to sell, based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the ACL. Subsequent provisions to reduce the carrying value of a property are recorded to the allowance for OREO losses and a charge to operations on a property specific basis.

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisitions of FNB Bankshares in 2005, a bank branch in Rockland, Maine and bank building in Bangor, Maine in 2012, and a bank branch in Belfast, Maine in 2020, as well as the core deposit intangible related to the respective acquisitions. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2023, the Company determined goodwill and other intangible assets were not impaired.

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

Earnings Per Share
Basic EPS data are based on the weighted average number of common shares outstanding during each year. Diluted EPS gives effect to restricted stock granted and stock options and warrants outstanding, if any, determined by the treasury stock method.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and OCI, which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, change in unrealized gains and losses on securities transferred from available for sale to held to maturity, net of amortization, change in unrealized gain and losses on cash flow hedging derivative instruments, net of tax, and unrecognized gains and losses related to post-retirement benefit costs, net of tax.

Segments
The Company, through the branches of its subsidiary, the Bank, provides a broad range of financial services to individuals and companies in coastal Maine. These services include demand, time, and savings deposits; lending; payment processing; and investment management and trust services. Operations are managed and financial performance is evaluated on a corporate-wide

The First Bancorp - 2023 Form 10-K - Page 58

basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.

Risks & Uncertainties
The ongoing conflicts between Russia and Ukraine, and Israel and Hamas, as well as other conflicts in the Middle East, have added to economic uncertainty and geopolitical instability. Concern is developing nationally about the commercial real estate market and the impact a downturn in this sector could have on the banking industry. The failures in 2023 of several regional banks in the U.S. caused further disruption in markets and could have a lingering impact. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

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

The First Bancorp - 2023 Form 10-K - Page 59

Note 3. Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2023:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2023	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,033,000	$—	$(6,203,000)	$19,830,000
Mortgage-backed securities	262,823,000	265,000	(38,491,000)	224,597,000
State and political subdivisions	40,306,000	41,000	(5,702,000)	34,645,000
Asset-backed securities	2,986,000	4,000	(9,000)	2,981,000
	$332,148,000	$310,000	$(50,405,000)	$282,053,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$—	$(9,601,000)	$30,499,000
Mortgage-backed securities	56,401,000	70,000	(10,398,000)	46,073,000
State and political subdivisions	254,418,000	313,000	(24,213,000)	230,518,000
Corporate securities	34,750,000	—	(3,270,000)	31,480,000
	$385,669,000	$383,000	$(47,482,000)	$338,570,000
Less allowance for credit losses	(434,000)	—	—	—
Net securities to be held to maturity	$385,235,000	$383,000	$(47,482,000)	$338,570,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,348,000	$—	$—	$2,348,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,385,000	$—	$—	$3,385,000
Allowance for Credit Losses: The Company adopted ASC 326, the CECL standard, in the first quarter of 2023. In conjunction with adoption, holdings of AFS and HTM securities were evaluated to determine the need to establish an ACL.

AFS securities, as shown in the table above, consist of securities issued by U.S. Government Agencies, U.S. Government Sponsored Entities, State or Local Municipal Governments, or are backed by collateral that is guaranteed by the U.S. Government. We monitor the credit quality of these investments through credit ratings issued by major rating providers and through substantial price changes not consistent with general market movements. Each of the AFS securities is deemed to be investment grade, and no ACL was established for AFS securities.

Similarly, the agency and mortgage-backed securities in the HTM portfolio were determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $19.6 million as of December 31, 2023. These bonds carry similar risk characteristics to the commercial real estate - owner occupied segment of the Bank's loan portfolio described in Note 5 to the accompanying financial statements; management has elected to apply a loss rate matching the loan segment to the balance of these bonds for purposes of establishing an ACL. Corporate securities in HTM consist of thirteen individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. It was concluded that aggregate credit risk of the corporate securities was very low and an immaterial ACL was established. The total ACL for HTM securities was $434,000 as of December 31, 2023; there was no reserve as of December 31, 2022.

Changes in the ACL are recorded as credit loss expense or reversal. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.

The First Bancorp - 2023 Form 10-K - Page 60

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2022:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2022	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,025,000	$—	$(6,878,000)	$19,147,000
Mortgage-backed securities	271,068,000	55,000	(42,447,000)	228,676,000
State and political subdivisions	40,472,000	2,000	(7,283,000)	33,191,000
Asset-backed securities	3,548,000	—	(53,000)	3,495,000
	$341,113,000	$57,000	$(56,661,000)	$284,509,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$4,000	$(10,477,000)	$29,627,000
Mortgage-backed securities	60,497,000	42,000	(11,392,000)	49,147,000
State and political subdivisions	258,549,000	154,000	(30,733,000)	227,970,000
Corporate securities	34,750,000	—	(2,483,000)	32,267,000
	$393,896,000	$200,000	$(55,085,000)	$339,011,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,846,000	$—	$—	$2,846,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,883,000	$—	$—	$3,883,000

The following table summarizes the contractual maturities of investment securities at December 31, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,674,000	$1,672,000
Due in 1 to 5 years	3,489,000	3,373,000	16,387,000	15,814,000
Due in 5 to 10 years	28,551,000	25,089,000	99,942,000	93,894,000
Due after 10 years	300,108,000	253,591,000	267,666,000	227,190,000
	$332,148,000	$282,053,000	$385,669,000	$338,570,000

The First Bancorp - 2023 Form 10-K - Page 61

The following table summarizes the contractual maturities of investment securities at December 31, 2022:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,787,000	$1,782,000
Due in 1 to 5 years	3,609,000	3,409,000	14,998,000	14,480,000
Due in 5 to 10 years	18,591,000	15,203,000	86,833,000	81,443,000
Due after 10 years	318,913,000	265,897,000	290,278,000	241,306,000
	$341,113,000	$284,509,000	$393,896,000	$339,011,000

At December 31, 2023, securities with a carrying value of $340,623,000 were pledged to secure borrowings from the FRBB, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $350,411,000 as of December 31, 2022 pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for 2023, 2022 and 2021:

	2023	2022	2021
Proceeds from sales of securities	$—	$1,301,000	$19,240,000
Gross realized gains	—	8,000	628,000
Gross realized losses	—	(1,000)	(605,000)
Net gain	$—	$7,000	$23,000
Related income taxes	$—	$1,000	$5,000

As of December 31, 2023, there were 226 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2023	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury & Agency securities	$—	$—	$19,830,000	$(6,203,000)	$19,830,000	$(6,203,000)
Mortgage-backed securities	1,712,000	(14,000)	208,717,000	(38,477,000)	210,429,000	(38,491,000)
State and political subdivisions	2,082,000	(49,000)	27,700,000	(5,653,000)	29,782,000	(5,702,000)
Asset-backed securities	—	—	1,464,000	(9,000)	1,464,000	(9,000)
	$3,794,000	$(63,000)	$257,711,000	$(50,342,000)	$261,505,000	$(50,405,000)

The First Bancorp - 2023 Form 10-K - Page 62

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

Credit Quality Indicators: Agency and Government Sponsored Enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. All of the Mortgage-backed securities owned were issued either by a U.S. Government Agency (GNMA) or a Government Sponsored Enterprise (FNMA or FHLMC). HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. HTM holdings also include two unrated private activity bonds issued by well known customers of the Bank and corporate debt issued by various companies in the banking industry. These securities are regularly monitored by the Bank for collectibility and all issuers were in good standing as of December 31, 2023.
The following table presents the activity in the ACL for HTM debt securities by major security type for the year ended December 31, 2023:

	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Impact of adopting ASC 326	229,000	209,000	438,000
Credit loss (reversal) provision	(7,000)	3,000	(4,000)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$222,000	$212,000	$434,000

There was no ACL on U.S. government-sponsored enterprise, agency securities, or mortgage-backed securities as of December 31, 2023.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of December 31, 2023, none of the Company’s HTM debt securities were past due or on non-accrual status.

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $56,000, net of taxes, at December 31, 2023. This compares to $64,000, net of taxes, at December 31, 2022. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The First Bancorp - 2023 Form 10-K - Page 63

The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of December 31, 2023 and 2022, the Bank's investment in FHLBB stock totaled $2,348,000 and $2,846,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at December 31, 2023 and 2022.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of each institution and their overall financial condition. No impairment losses have been recorded through December 31, 2023. The Bank will continue to monitor its investment in these restricted equity securities.

Note 4. Mortgage Servicing Rights
At December 31, 2023 and 2022, the Bank serviced loans for others totaling $321,178,000 and $342,870,000, respectively. Net gains from the sale of loans, serviced by the Bank, totaled $92,000 in 2023, $406,000 in 2022, and $3,078,000 in 2021. In 2023, mortgage servicing rights of $48,000 were capitalized and amortization for the year totaled $364,000. At December 31, 2023, mortgage servicing rights had a fair value of $3,583,000. In 2022, mortgage servicing rights of $312,000 were capitalized and amortization for the year totaled $517,000. At December 31, 2022, mortgage servicing rights had a fair value of $3,734,000.
FASB ASC Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2023, the prepayment assumption using the PSA model was 98, which translates into an anticipated annual prepayment rate of 4.70%. The discount rate is 9.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2023	2022
Mortgage servicing rights	$8,702,000	$8,654,000
Accumulated amortization	(6,525,000)	(6,161,000)
Carrying value	$2,177,000	$2,493,000

Note 5. Loans
Upon adoption of ASU 2016-13, as described in Notes 3 and 25 of these financial statements, the Company updated the segmentation of its loan portfolio. The updates primarily consist of reporting what had been a single class, commercial real estate loans, as three classes - commercial real estate owner occupied, commercial real estate non-owner occupied, and commercial multi-family. In addition home equity installment loans which had previously been included in the residential term class are now included in the home equity revolving and term class. Loan data as of December 31, 2023 is reported herein with the new class structure while certain prior period data retains the prior class structure.

The First Bancorp - 2023 Form 10-K - Page 64

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Commercial
Real Estate Owner Occupied	$314,819,000	14.8%	$256,623,000	13.4%
Real Estate Non-Owner Occupied	393,636,000	18.5%	363,660,000	19.0%
Construction	88,673,000	4.2%	93,907,000	4.9%
C&I	356,787,000	16.8%	319,359,000	16.7%
Multifamily	93,476,000	4.4%	79,057,000	4.1%
Municipal	51,423,000	2.4%	40,619,000	2.1%
Residential
Term	674,855,000	31.6%	597,404,000	31.2%
Construction	32,358,000	1.5%	49,907,000	2.6%
Home Equity
Revolving and Term	104,026,000	4.9%	93,075,000	4.9%
Consumer	19,401,000	0.9%	21,063,000	1.1%
Total loans	$2,129,454,000	100.0%	$1,914,674,000	100.0%

Loan balances include net deferred loan costs of $11,479,000 in 2023 and $10,132,000 in 2022. Net deferred loan costs have increased from a year ago a due to loan origination unit volume over the period. Loan balances in the Residential Term segment also include valuation adjustments for fair value swaps hedged by certain loans in the portfolio. This adjustment added $2,149,000 to the loan balances as of December 31, 2023; there was no such adjustment as of December 31, 2022. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate, which totaled $561,574,000 and $475,233,000 at December 31, 2023 and 2022, respectively, were used to collateralize borrowings from the FHLBB. In addition, commercial, residential construction and home equity loans totaling $320,083,000 at December 31, 2023 and $338,636,000 at December 31, 2022 were used to collateralize a standby line of credit at the FRBB. In September 2022 the Bank sold a block of 41 mixed performing residential mortgage loans. This block of loans carried general ledger balances that totaled $5.2 million and included a number of past-due, non-accrual, and TDR loans.

Loans to Directors, Officers and Employees: Loans to directors, officers and employees totaled $54,425,000 at December 31, 2023 and $48,001,000 at December 31, 2022. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2023	2022
Balance at beginning of year	$29,490,000	$26,307,000
New loans	9,921,000	5,159,000
Repayments	(5,598,000)	(1,976,000)
Retired director	(289,000)	—
Balance at end of year	$33,524,000	$29,490,000

The First Bancorp - 2023 Form 10-K - Page 65

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of December 31, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real Estate Owner Occupied	$—	$—	$—	$—	$314,819,000	$314,819,000	$—
Real Estate Non-Owner Occupied	—	—	—	—	393,636,000	393,636,000	—
Construction	—	9,000	8,000	17,000	88,656,000	88,673,000	—
C&I	714,000	35,000	120,000	869,000	355,918,000	356,787,000	10,000
Multifamily	—	—	—	—	93,476,000	93,476,000	—
Municipal	31,000	—	—	31,000	51,392,000	51,423,000	—
Residential
Term	254,000	818,000	728,000	1,800,000	673,055,000	674,855,000	360,000
Construction	—	—	—	—	32,358,000	32,358,000	—
Home Equity
Revolving and Term	495,000	95,000	26,000	616,000	103,410,000	104,026,000	—
Consumer	475,000	22,000	58,000	555,000	18,846,000	19,401,000	59,000
Total	$1,969,000	$979,000	$940,000	$3,888,000	$2,125,566,000	$2,129,454,000	$429,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2022, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$3,000	$190,000	$193,000	$699,147,000	$699,340,000	$—
Construction	—	—	—	—	93,907,000	93,907,000	—
Other	118,000	23,000	85,000	226,000	319,133,000	319,359,000	34,000
Municipal	—	—	—	—	40,619,000	40,619,000	—
Residential
Term	135,000	33,000	284,000	452,000	596,952,000	597,404,000	118,000
Construction	—	—	—	—	49,907,000	49,907,000	—
Home equity line of credit	241,000	29,000	151,000	421,000	92,654,000	93,075,000	86,000
Consumer	131,000	33,000	3,000	167,000	20,896,000	21,063,000	3,000
Total	$625,000	$121,000	$713,000	$1,459,000	$1,913,215,000	$1,914,674,000	$241,000

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
Cash payments received on non-accrual loans, which are included in IAL, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected, or when it otherwise becomes well secured and in the process of collection.

The First Bancorp - 2023 Form 10-K - Page 66

The following table presents the amortized costs basis of loans on nonaccrual status as of as of December 31, 2023 and 2022 is presented in the following table:

As of December 31,	2023			2022
	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Total Nonaccrual
Commercial
Real Estate Owner Occupied	$—	$—	$—	$193,000
Real Estate Non-Owner Occupied	—	—	—	—
Construction	—	29,000	29,000	23,000
C&I	354,000	184,000	538,000	663,000
Multifamily	—	—	—	—
Municipal	—	—	—	—
Residential
Term	304,000	1,011,000	1,315,000	572,000
Construction	—	—	—	—
Home Equity
Revolving and Term	—	296,000	296,000	304,000
Consumer	—	—	—	—
Total	$658,000	$1,520,000	$2,178,000	$1,755,000

For the years ended December 31, 2023 and 2022, interest income which would have been recognized on these loans, if interest had been accrued, was $142,000 and $223,000. Loans more than 90 days past due and accruing interest totaled $429,000 at December 31, 2023 and $241,000 at December 31, 2022. The Company continues to accrue interest because it believes collection of principal and interest is reasonably assured.

Individually Analyzed Loans: IAL include loans placed on non-accrual and loans reported as TDR prior to adoption of ASU 2022-02 with balances of $250,000 or more. IAL are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an IAL is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an IAL is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.
The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2023 by collateral type:

Collateral Type
	Residential Real Estate	Total
Commercial
Real Estate Owner Occupied	$—	$—
Real Estate Non-Owner Occupied	—	—
Construction	—	—
C&I	—	—
Multifamily	—	—
Municipal	—	—
Residential
Term	685,000	685,000
Construction	—	—
Home Equity
Revolving and Term	—	—
Consumer	—	—
Total	$685,000	$685,000
Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.
The First Bancorp - 2023 Form 10-K - Page 67

Prior to the adoption of ASU 2022-02 all loans on non-accrual or classified as a TDR were considered impaired. A breakdown of impaired loans by class of financing receivable as of December 31, 2022, is presented in the following table:

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

The First Bancorp - 2023 Form 10-K - Page 68

A breakdown of impaired loans by category as of December 31, 2021, is presented in the following table:

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

The First Bancorp - 2023 Form 10-K - Page 69

Loan Modifications: ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, amends ASC 326 for entities that have adopted ASU 2016-13. ASU 2022-02 eliminated the accounting guidance for TDRs and introduced new guidance for enhanced reporting of certain loan modifications to borrowers experiencing financial difficulty. Loan modifications may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination there of. It is the intent to minimize future losses while providing borrowers with financial relief.

The following tables represent loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the year ended December 31, 2023:

	Term Extension
	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivable
Consumer	$13,000	0.07%
Total	$13,000

	Payment Deferral
	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivable
C&I	$114,000	0.03%
Consumer	23,000	0.12%
Total	$137,000

	Payment Deferral & Term Extension
	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivable
Commercial real estate owner occupied	$786,000	0.25%
C&I	174,000	0.05%
Total	$960,000

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023:

Term Extension
Financial Effect
Consumer	Extended Term 90 days

Payment Deferral
Financial Effect
C&I	Temporary payment accommodation, payments deferred to end of loan
Consumer	Temporary payment accommodation, payments deferred to end of loan

Payment Deferral & Term Extension
Financial Effect
Commercial real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan - Extended Term 90 days
C&I	Temporary payment accommodation, payments deferred to end of loan - Extended Term 90 days

The First Bancorp - 2023 Form 10-K - Page 70

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the year ended December 31, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial real estate owner occupied	$786,000	$—	$—	$—
C&I	269,000	19,000	—	—
Consumer	36,000	—	—	—
Total	$1,091,000	$19,000	$—	$—

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

The First Bancorp - 2023 Form 10-K - Page 71

As of December 31, 2022, one of the loans classified as TDR with a total balance of $97,000 was more than 30 days past due. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2022:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	1	97,000	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	1	$97,000	$—
For the year ended December 31, 2022, one loan was placed in TDR status. The following table shows this TDR by class and the associated specific reserves included in the allowance for loan losses as for December 31, 2022.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	1	38,000	38,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	1	$38,000	$38,000	$—
As of December 31, 2022, Management was aware of four loans classified as TDRs that were involved in bankruptcy with an outstanding balance of $550,000. As of December 31, 2022, there were five loans with an outstanding balance of $339,000 that were classified as TDRs and were on non-accrual status, of which none were in the process of foreclosure.

Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2023, there were five mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $400,000. This compares to two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $166,000 as of December 31, 2022.

The First Bancorp - 2023 Form 10-K - Page 72

Note 6. Allowance for Credit Losses

Upon adoption of ASU 2016-13, in the first quarter of 2023, the Company replaced the incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation amount that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The ACL consists of three elements: (1) specific reserves for loans individually analyzed; (2) general reserves for each portfolio segment; and, (3) qualitative reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. Loans are segmented by common risk characteristics as delineated in the paragraph below. Prior to adoption of ASU 2016-13, under the incurred loss methodology, the Company evaluated portfolio risk characteristics largely on loan purpose. The Company provides for credit losses through the ACL which represents an estimated reserve for losses in the loan portfolio. To determine an appropriate level for general reserves, a discounted cash flow approach is applied to each portfolio segment implementing a probability of default and loss given default estimate based upon a number of factors including historical losses over an economic cycle, economic forecasts, loan prepayment speeds and curtailment rates. To determine an appropriate level for qualitative reserves, various factors are considered including underwriting policies, credit administration practices, experience, ability and depth of lending management, and economic factors not captured in the general reserve calculation. Adoption of ASU 2016-13 added $6,210,000 to the ACL, recorded as a charge to retained earnings at January 1, 2023.

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
Commercial Real Estate Non-Owner Occupied - commercial real estate non-owner occupied loans share many of the purpose, loan structure and risk characteristics of owner-occupied commercial real estate. Repayment is generally reliant upon cash flow generated from tenants with risk factors also influenced by vacancy rates, cap rates, lease renewals, and underlying financial health of lessees.
Commercial Construction - commercial construction loans consist of loans to finance construction in a mix of owner- and nonowner occupied commercial real estate properties. Loans typically have construction periods of less than two years, and payment structures during the construction period are typically on an interest only basis, although principal payments may be established depending on the type of construction project being financed. During the construction phase, commercial construction loans are primarily paid by cash flow generated from the construction project or other operating cash flows from the borrower or guarantors, if applicable. Commercial construction loans will typically convert to permanent financing from the Company, or loan repayment may come from a third party source in the event that the Company will not be providing permanent term financing. Collateral valuation and loan-to-value guidelines follow those for commercial real estate loans. Commercial construction loans are impacted by factors similar to those for commercial real estate loans in addition to risks related to contractor financial capacity and ability to complete a project within acceptable time frames and within budget.
Commercial and Industrial - C&I loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. C&I loans may be secured or unsecured; when secured, collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, equipment, and/or other tangible and intangible assets. C&I loans are primarily paid by the operating cash flow of the borrower. A weakened economy, soft consumer spending, and the rising cost of labor or raw materials are examples of issues that can impact the credit quality in this segment.
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

The First Bancorp - 2023 Form 10-K - Page 73

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

The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on non-accruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others.

Construction, land, and land development: CLLD loans, both commercial and residential, represented 43.9% of total Bank capital as of December 31, 2023 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 219.4% of total Bank capital at December 31, 2023, below the regulatory guidance of 300.0% of total Bank capital.

The First Bancorp - 2023 Form 10-K - Page 74

Composition of the ACL: The following table summarizes the composition of the ACL, by class of financing receivable and allowance, as of December 31, 2023 and 2022:

As of December 31,	2023	2022
Allowance for Individually Analyzed Loans
Commercial
Real estate owner occupied	$—	$—
Real estate non-owner occupied	—	—
Construction	—	—
C&I	223,000	298,000
Multifamily	—	—
Municipal	—	—
Residential
Term	41,000	100,000
Construction	—	—
Home Equity
Revolving and term	—	—
Consumer	—	—
Total	$264,000	$398,000
Allowance for Pooled Loans
Commercial
Real estate owner occupied	$4,633,000	$6,116,000
Real estate non-owner occupied	4,285,000	—
Construction	1,978,000	821,000
C&I	4,778,000	2,799,000
Multifamily	1,318,000	—
Municipal	334,000	162,000
Residential
Term	4,950,000	2,459,000
Construction	618,000	199,000
Home Equity
Revolving and term	626,000	1,029,000
Consumer	246,000	1,062,000
Unallocated	—	1,678,000
Total	$23,766,000	$16,325,000
Total Allowance for Credit Losses
Commercial
Real estate owner occupied	$4,633,000	$6,116,000
Real estate non-owner occupied	4,285,000	—
Construction	1,978,000	821,000
C&I	5,001,000	3,097,000
Multifamily	1,318,000	—
Municipal	334,000	162,000
Residential
Term	4,991,000	2,559,000
Construction	618,000	199,000
Home Equity
Revolving and term	626,000	1,029,000
Consumer	246,000	1,062,000
Unallocated	—	1,678,000
Total	$24,030,000	$16,723,000

The First Bancorp - 2023 Form 10-K - Page 75

A breakdown of the ACL as of December 31, 2023 and 2022, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,891,000	$742,000	$4,633,000
Real estate non-owner occupied	—	3,759,000	526,000	4,285,000
Construction	—	1,849,000	129,000	1,978,000
C&I	223,000	4,238,000	540,000	5,001,000
Multifamily	—	1,237,000	81,000	1,318,000
Municipal	—	307,000	27,000	334,000
Residential
Term	41,000	4,224,000	726,000	4,991,000
Construction	—	642,000	(24,000)	618,000
Home Equity
Revolving and term	—	469,000	157,000	626,000
Consumer	—	217,000	29,000	246,000
	$264,000	$20,833,000	$2,933,000	$24,030,000

As of December 31, 2022	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$—	$974,000	$5,142,000	$—	$6,116,000
Construction	—	131,000	690,000	—	821,000
Other	298,000	446,000	2,353,000	—	3,097,000
Municipal	—	—	162,000	—	162,000
Residential
Term	100,000	83,000	2,376,000	—	2,559,000
Construction	—	7,000	192,000	—	199,000
Home equity line of credit	—	101,000	928,000	—	1,029,000
Consumer	—	286,000	776,000	—	1,062,000
Unallocated	—	—	—	1,678,000	1,678,000
	$398,000	$2,028,000	$12,619,000	$1,678,000	$16,723,000

The ACL as a percent of total loans stood at 1.13% as of December 31, 2023, compared to 0.87% of total loans as of December 31, 2022.

The First Bancorp - 2023 Form 10-K - Page 76

Off-Balance Sheet Credit Exposures: In the ordinary course of business, the Company enters into commitments to extend credit, including construction lines of credit, revolving lines of credit, written commitments to provide financing, commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense and any adjustment is recognized in net income. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company’s own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on off-balance sheet credit exposures as of the reporting date. The Company’s ACL on unfunded commitments is recognized as a liability, included within other liabilities on the consolidated balance sheet.

The following table presents the activity in the ACL for off-balance sheet credit exposures for the year ended December 31, 2023:

Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$100,000
Impact of adopting ASC 326	1,297,000
Credit loss expense	(142,000)
Total ending allowance balance	$1,255,000

The First Bancorp - 2023 Form 10-K - Page 77

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

The First Bancorp - 2023 Form 10-K - Page 78

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as follows:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$64,693	$73,920	$40,782	$28,716	$29,856	$59,236	$8,993	$—	$306,196
Special Mention (risk rating 6)	1,903	—	—	—	5,605	313	—	—	7,821
Substandard (risk rating 7)	283	—	—	—	503	16	—	—	802
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	66,879	73,920	40,782	28,716	35,964	59,565	8,993	—	314,819
Current period gross write-offs	—	—	—	—	—	40	—	—	40
Real estate non-owner occupied
Pass (risk rating 1-5)	30,666	70,442	129,299	47,959	27,159	83,820	4,230	—	393,575
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	61	—	—	61
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	30,666	70,442	129,299	47,959	27,159	83,881	4,230	—	393,636
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	29,781	45,130	8,705	1,581	1,034	2,373	—	—	88,604
Special Mention (risk rating 6)	—	—	69	—	—	—	—	—	69
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	29,781	45,130	8,774	1,581	1,034	2,373	—	—	88,673
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	49,147	61,628	51,848	33,955	6,103	32,032	87,949	973	323,635
Special Mention (risk rating 6)	23,970	3,414	267	546	—	3,373	330	—	31,900
Substandard (risk rating 7)	126	354	35	—	180	455	102	—	1,252
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	73,243	65,396	52,150	34,501	6,283	35,860	88,381	973	356,787
Current period gross write-offs	—	114	—	—	16	23	—	—	153
Multifamily
Pass (risk rating 1-5)	12,046	30,565	18,053	15,033	5,540	8,527	416	—	90,180
Special Mention (risk rating 6)	—	1,020	—	912	—	—	—	—	1,932
Substandard (risk rating 7)	—	—	1,364	—	—	—	—	—	1,364
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	12,046	31,585	19,417	15,945	5,540	8,527	416	—	93,476
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass (risk rating 1-5)	20,210	4,741	3,982	9,775	5,156	7,559	—	—	51,423
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	20,210	4,741	3,982	9,775	5,156	7,559	—	—	51,423
Current period gross write-offs	—	—	—	—	—	—	—	—	—

The First Bancorp - 2023 Form 10-K - Page 79

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Residential
Term
Performing	65,605	156,495	140,254	93,774	39,896	174,341	3,046	129	673,540
Non-performing	—	304	—	40	300	671	—	—	1,315
Total Term	65,605	156,799	140,254	93,814	40,196	175,012	3,046	129	674,855
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	25,007	6,012	—	1,339	—	—	—	—	32,358
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	25,007	6,012	—	1,339	—	—	—	—	32,358
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	10,519	9,319	2,031	1,197	584	1,655	68,006	10,419	103,730
Non-performing	—	—	—	—	—	112	19	165	296
Total Home Equity Revolving and Term	10,519	9,319	2,031	1,197	584	1,767	68,025	10,584	104,026
Current period gross write-offs	—	50	—	—	—	—	—	—	50
Consumer
Performing	3,664	2,042	1,175	1,794	455	4,564	5,707	—	19,401
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	3,664	2,042	1,175	1,794	455	4,564	5,707	—	19,401
Current period gross write-offs	5	46	31	30	7	75	—	—	194
Total loans	$337,620	$465,386	$397,864	$236,621	$122,371	$379,108	$178,798	$11,686	$2,129,454

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2022:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$—	$—	$2,215,000	$—	$2,215,000
2 Above Average	5,702,000	—	23,624,000	37,921,000	67,247,000
3 Satisfactory	125,721,000	1,018,000	64,613,000	1,198,000	192,550,000
4 Average	459,087,000	57,920,000	187,374,000	1,500,000	705,881,000
5 Watch	108,302,000	34,969,000	40,119,000	—	183,390,000
6 OAEM	144,000	—	85,000	—	229,000
7 Substandard	384,000	—	1,329,000	—	1,713,000
8 Doubtful	—	—	—	—	—
Total	$699,340,000	$93,907,000	$319,359,000	$40,619,000	$1,153,225,000

The First Bancorp - 2023 Form 10-K - Page 80

The following table presents ACL activity by class for the year ended December 31, 2023:

	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
Dollars in thousands	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and Term
For the year ended December 31, 2023
Beginning balance, prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Chargeoffs	(40)	—	—	(153)	—	—	—	—	(50)	(194)	—	(437)
Recoveries	2	75	—	3	—	—	14	—	13	97	—	204
Provision (credit)	241	(105)	214	409	134	40	540	(316)	90	83	—	1,330
Impact of adopting ASC 326	(1,686)	4,315	943	1,645	1,184	132	1,878	735	(456)	(802)	(1,678)	6,210
Ending balance	$4,633	$4,285	$1,978	$5,001	$1,318	$334	$4,991	$618	$626	$246	$—	$24,030
As of December 31, 2023, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

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
Prepayment speeds: The estimate of prepayment speed for each loan segment is updated quarterly and derived using internally sourced prepayment data.
Qualitative factors: The ACL on loans estimate incorporated various qualitative factors into the calculation such as changes in lending policies, changes in the nature and volume and terms of loans, changes in the experience, depth and ability of lending management, and economic factors not captured in the quantitative model.

The First Bancorp - 2023 Form 10-K - Page 81

The following table presents ACL activity by class for the year ended December 31, 2022:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
Dollars in thousands	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2022
Beginning balance	$5,367	$746	$2,830	$157	$2,733	$148	$925	$833	$1,782	$15,521
Chargeoffs	—	—	(309)	—	(8)	—	(29)	(412)	—	(758)
Recoveries	20	—	13	—	29	—	4	144	—	210
Provision (credit)	729	75	563	5	(195)	51	129	497	(104)	1,750
Ending balance	$6,116	$821	$3,097	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Ending balance specifically evaluated for impairment	$—	$—	$298,000	$—	$100,000	$—	$—	$—	$—	$398,000
Ending balance collectively evaluated for impairment	$6,116,000	$821,000	$2,799,000	$162,000	$2,459,000	$199,000	$1,029,000	$1,062,000	$1,678,000	$16,325,000
Related loan balances:
Ending balance	$699,340,000	$93,907,000	$319,359,000	$40,619,000	$597,404,000	$49,907,000	$93,075,000	$21,063,000	$—	$1,914,674,000
Ending balance specifically evaluated for impairment	$1,236,000	$685,000	$846,000	$—	$3,089,000	$—	$304,000	$—	$—	$6,160,000
Ending balance collectively evaluated for impairment	$698,104,000	$93,222,000	$318,513,000	$40,619,000	$594,315,000	$49,907,000	$92,771,000	$21,063,000	$—	$1,908,514,000

The following table presents allowance for loan losses activity by class for the year ended December 31, 2021:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
Dollars in thousands	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2021
Beginning balance	$5,178	$662	$3,438	$171	$2,579	$102	$1,211	$778	$2,134	$16,253
Chargeoffs	(106)	—	(288)	—	(42)	—	—	(312)	—	(748)
Recoveries	95	—	84	—	66	—	61	85	—	391
Provision (credit)	200	84	(404)	(14)	130	46	(347)	282	(352)	(375)
Ending balance	$5,367	$746	$2,830	$157	$2,733	$148	$925	$833	$1,782	$15,521
Ending balance specifically evaluated for impairment	$42,000	$16,000	$381,000	$—	$137,000	$—	$—	$—	$—	$576,000
Ending balance collectively evaluated for impairment	$5,325,000	$730,000	$2,449,000	$157,000	$2,596,000	$148,000	$925,000	$833,000	$1,782,000	$14,945,000
Related loan balances:
Ending balance	$576,198,000	$79,365,000	$264,570,000	$48,362,000	$550,783,000	$31,763,000	$73,632,000	$22,976,000	$—	$1,647,649,000
Ending balance specifically evaluated for impairment	$1,428,000	$689,000	$1,303,000	$—	$8,173,000	$—	$457,000	$2,000	$—	$12,052,000
Ending balance collectively evaluated for impairment	$574,770,000	$78,676,000	$263,267,000	$48,362,000	$542,610,000	$31,763,000	$73,175,000	$22,974,000	$—	$1,635,597,000
Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2023	2022
Land	$6,319,000	$6,404,000
Land improvements	1,960,000	1,883,000
Buildings	32,180,000	30,873,000
Equipment	11,161,000	11,659,000
	51,620,000	50,819,000
Less accumulated depreciation	22,936,000	22,542,000
Total premises and equipment	$28,684,000	$28,277,000

The First Bancorp - 2023 Form 10-K - Page 82

Future minimum receipts under lease agreements at December 31, 2023 by year and in the aggregate are:

2024	$116,000
2025	116,000
2026	116,000
2027	116,000
2028	4,000
Thereafter	12,000
$480,000
Leases
As part of the acquisition of its branch in Belfast, Maine in December 2020, the Company entered into an operating lease pertaining to land upon which the branch is situated. As of December 31, 2023, the lease has a term of 20 years, including an option to renew. The discount rate used in determining the lease liability was 1.875%, the FHLB advance rate in December 2020 that corresponded to the lease term. Effective December 2021, the Company entered into an operating lease for a new branch facility in Brewer, Maine. As of December 31, 2023, the lease has a term of four years. The discount rate used in determining the lease liability was 1.25%, corresponding to a synthesized rate for the same term; the synthesized rate was calculated based on several inputs including FHLB advance rates, brokered CD rates and U.S. Treasury Bonds, all with five year terms.

The right‑of‑use asset and lease liability by lease type, and the associated balance sheet classifications as of December 31, 2023 and 2022 were as follows:

Balance Sheet Classification
		2023	2022
Right-of-use assets:
Operating leases	Premises and equipment, net	$652,000	$737,000

Lease liabilities:
Operating leases	Other liabilities	$652,000	$737,000
Lease expense for the year ended December 31, 2023 related to these leases was $97,000. There was $97,000 lease expense for 2022 and $34,000 for 2021.
Future lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows:

2024	$97,000
2025	97,000
2026	91,000
2027	28,000
2028	28,000
Thereafter	403,000

Total undiscounted lease payments	744,000
Less: imputed interest	92,000
Net lease liability	$652,000

Note 8. Other Real Estate Owned

The following summarizes OREO:

As of December 31,	2023	2022
Real estate acquired in settlement of loans	$—	$—

The First Bancorp - 2023 Form 10-K - Page 83

Changes in the allowance for losses from OREO were as follows:

For the years ended December 31,	2023	2022	2021
Balance at beginning of year	$—	$—	$45,000
Losses charged to allowance	—	—	(45,000)
Provision charged to operating expenses	—	—	—
Balance at end of year	$—	$—	$—

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2023	2022	2021
Federal income tax
Current	$7,011,000	$7,912,000	$6,058,000
Deferred	(1,360,000)	(127,000)	999,000
	5,651,000	7,785,000	7,057,000
State franchise tax	533,000	611,000	587,000
	$6,184,000	$8,396,000	$7,644,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2023	2022	2021
Expected tax expense	$7,498,000	$9,951,000	$9,222,000
Non-taxable income	(1,481,000)	(1,756,000)	(1,833,000)
State franchise tax, net of federal tax benefit	421,000	483,000	444,000
Equity compensation	(27,000)	(54,000)	(41,000)
Tax credits, net of amortization	(201,000)	(203,000)	(150,000)
Other	(26,000)	(25,000)	2,000
	$6,184,000	$8,396,000	$7,644,000

The First Bancorp - 2023 Form 10-K - Page 84

Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2023 and 2022 are as follows:

	2023	2022
Allowance for credit losses	$5,380,000	$3,512,000
Accrued pension and post-retirement	752,000	828,000
Unrealized loss on securities available for sale	10,520,000	11,887,000
Unrealized loss on derivative instruments	913,000	1,031,000
Unrealized loss on securities transferred from available for sale to held to maturity	15,000	17,000
Restricted stock grants	323,000	320,000
Core deposit intangible	29,000	34,000
Investment in flow through entities	99,000	87,000
Other assets	24,000	41,000
Total deferred tax asset	18,055,000	17,757,000
Net deferred loan costs	(2,599,000)	(2,285,000)
Depreciation	(2,383,000)	(2,272,000)
Goodwill	(319,000)	(267,000)
Mortgage servicing rights	(457,000)	(524,000)
Unrealized gain on derivative instruments	(993,000)	(1,176,000)
Prepaid expense	(276,000)	(252,000)
Total deferred tax liability	(7,027,000)	(6,776,000)
Net deferred tax asset	$11,028,000	$10,981,000

At December 31, 2023 and 2022, the Company held investments in four limited partnerships with related low income housing tax credits. The tax credits from the investments are estimated at $350,000 and $354,000 for the years ended December 31, 2023 and 2022, respectively, and are recorded as a reduction of income tax expense. Amortization of the investment in the limited partnership totaled $303,000 and $305,000 for the years ended December 31, 2023 and 2022, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,145,000 at December 31, 2023 and $1,448,000 at December 31, 2022, which is comprised of the Company's equity investment in the limited partnerships, and is recorded in other assets.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2020 through 2023.

The First Bancorp - 2023 Form 10-K - Page 85

Note 10. Certificates of Deposit

The following table represents the breakdown of CDs at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Certificates of deposit < $100,000	$646,818,000	$489,793,000
Certificates $100,000 to $250,000	251,192,000	259,614,000
Certificates $250,000 and over	172,237,000	118,264,000
	$1,070,247,000	$867,671,000

At December 31, 2023, the scheduled maturities of CDs are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2024	$346,826,000	$342,789,000	$689,615,000
2025	117,891,000	60,219,000	178,110,000
2026	130,906,000	13,347,000	144,253,000
2027	10,686,000	4,668,000	15,354,000
2028	40,438,000	2,406,000	42,844,000
2029 and thereafter	71,000	—	71,000
	$646,818,000	$423,429,000	$1,070,247,000

The First Bancorp - 2023 Form 10-K - Page 86

Note 11. Borrowed Funds

Borrowed funds may consist of Discount Window borrowings from the FRB, advances from the FHLB and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2023 had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to three days. The Bank also has in place $76,000,000 in credit lines with correspondent banks and a credit facility of $224,000,000 with the Federal Reserve Bank of Boston using securities, commercial loans and home equity loans as collateral. Of the correspondent bank and FRB credit lines, none were in use as of December 31, 2023.

Borrowed funds at December 31, 2023 and 2022 have the following range of interest rates and maturity dates:

As of December 31, 2023
Federal Home Loan Bank Advances
2024	0.00% - 5.54%	$20,076,000
2025	0.00%	—
2026	0.00%	—
2027	0.00%	—
2028 and thereafter	0.00%	—
		20,076,000
Repurchase agreements
Municipal and commercial customers	0.05% - 5.05%	49,576,000
		$69,652,000

As of December 31, 2022
Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
2023	4.26% - 4.38%	$38,990,000
2024	0.00%	84,000
2025	0.00%	—
2026	0.00%	—
2027 and thereafter	0.00%	—
		39,074,000
Repurchase agreements
Municipal and commercial customers	0.05% - 3.55%	64,409,000
		$103,483,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $1,067,000, $977,000, and $775,000 in 2023, 2022, and 2021, respectively.

The First Bancorp - 2023 Form 10-K - Page 87

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years commencing upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $57,000 in 2023, $308,000 in 2022, and $167,000 in 2021. As of December 31, 2023 and 2022, the accrued liability of these plans was $2,664,000 and $2,893,000, respectively, and is recorded in other liabilities.

Postretirement Benefit Plans
The Bank sponsors two postretirement benefit plans. One plan currently provides a subsidy for health insurance premiums to certain retired employees; these subsidies are based on years of service and range between $40 and $1,200 per month per person. The other plan provides life insurance coverage to certain retired employees and health insurance for retired directors. None of these plans are prefunded. The Company utilizes FASB ASC Topic 712 to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through OCI.

The following table sets forth the accumulated post-retirement benefit obligation and funded status:

At December 31,	2023	2022	2021
Change in benefit obligations
Benefit obligation at beginning of year:	$1,050,000	$1,353,000	$1,523,000
Interest cost	48,000	33,000	29,000
Benefits paid	(79,000)	(93,000)	(93,000)
Actuarial gain	(100,000)	(243,000)	(106,000)
Benefit obligation at end of year:	$919,000	$1,050,000	$1,353,000
Funded status
Benefit obligation at end of year	$(919,000)	$(1,050,000)	$(1,353,000)
Unamortized gain	(384,000)	(345,000)	(133,000)
Accrued benefit cost	$(1,303,000)	$(1,395,000)	$(1,486,000)
Weighted average discount rate as of December 31	4.67%	4.75%	2.50%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2023	2022	2021
Components of net periodic benefit cost
Interest cost	$48,000	$33,000	$29,000
Amortization of gains	(29,000)	—	—
Other settlement income	(33,000)	(31,000)	(9,000)
Net periodic benefit (credit) cost	$(14,000)	$2,000	$20,000
Weighted average discount rate for net periodic cost	4.75%	2.50%	2.00%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2024 is $84,000. For years ending 2025 through 2028, the estimated amount of benefits to be paid is $83,000, $82,000, $80,000 and $78,000, respectively, and the total estimated amount of benefits to be paid for years ended 2029 through 2032 is $338,000. Per actuarial projections, plan expense for 2024 is estimated to be $0.

The First Bancorp - 2023 Form 10-K - Page 88

In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

At December 31,	2023	2022	Portion to Be Recognized in Income in 2024
Unamortized net actuarial gain	$384,000	$345,000	$—
Deferred tax expense at 21%	(81,000)	(72,000)	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income	$303,000	$273,000	$—

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the years ended December 31, 2023, 2022 and 2021.

For the years ended December 31,	2023	2022	2021
Balance at beginning of year	$(44,718,000)	$(1,718,000)	$5,009,000
Unrealized gains (losses) arising during the year	6,510,000	(54,424,000)	(8,492,000)
Reclassification of realized gains during the year	—	(7,000)	(23,000)
Related deferred taxes	(1,367,000)	11,431,000	1,788,000
Net change	5,143,000	(43,000,000)	(6,727,000)
Balance at end of year	$(39,575,000)	$(44,718,000)	$(1,718,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from AFS to HTM included in OCI for the years ended December 31, 2023, 2022, and 2021.

For the years ended December 31,	2023	2022	2021
Balance at beginning of year	$(64,000)	$(87,000)	$(133,000)
Amortization of net unrealized gains	10,000	29,000	58,000
Related deferred taxes	(2,000)	(6,000)	(12,000)
Net change	8,000	23,000	46,000
Balance at end of year	$(56,000)	$(64,000)	$(87,000)

The following table represents the effect of the Company's derivative financial instruments included in OCI for the years ended December 31, 2023, 2022, and 2021.

For the years ended December 31,	2023	2022	2021
Balance at beginning of year	$544,000	$—	$(4,932,000)
Unrealized (losses) gains on cash flow hedging derivatives arising during the year	(309,000)	689,000	6,243,000
Related deferred taxes	65,000	(145,000)	(1,311,000)
Net change	(244,000)	544,000	4,932,000
Balance at end of year	$300,000	$544,000	$—

The First Bancorp - 2023 Form 10-K - Page 89

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in OCI for the years ended December 31, 2023, 2022, and 2021:

For the years ended December 31,	2023	2022	2021
Unrecognized postretirement benefits at beginning of year	$273,000	$105,000	$28,000
Change in unamortized net actuarial gain	39,000	212,000	98,000
Related deferred taxes	(9,000)	(44,000)	(21,000)
Net change	30,000	168,000	77,000
Unrecognized postretirement benefits at end of year	$303,000	$273,000	$105,000

The reclassification of accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

The First Bancorp - 2023 Form 10-K - Page 90

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
The details of the interest rate swap agreements are as follows:

					December 31, 2023		December 31, 2022
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheet	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
4/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	$—	$—	$10,000,000	$187,000
4/27/2022	1/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	10,000,000	22,000	10,000,000	233,000
4/27/2022	4/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	10,000,000	86,000	10,000,000	269,000
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	75,000,000	272,000	—	—
					$95,000,000	$380,000	$30,000,000	$689,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	$40,000,000	$(581,000)	$—	$—
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(598,000)	—	—
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(678,000)	—	—
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other Liabilities	50,000,000	(292,000)	—	—
					$150,000,000	$(2,149,000)	$—	$—
Total swap agreements					$245,000,000	$(1,769,000)	$30,000,000	$689,000

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

The First Bancorp - 2023 Form 10-K - Page 91

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
At December 31, 2023 and 2022 there were seven customer loan swap arrangements in place, detailed below:

		December 31, 2023			December 31, 2022
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$36,286,000	$4,259,000	6	$37,411,000	$4,910,000
Pay Fixed, Receive Variable	Other Liabilities	1	5,048,000	(89,000)	—	—	—
Total		7	41,334,000	4,170,000	6	37,411,000	4,910,000
Receive Fixed, Pay Variable	Other Assets	1	5,048,000	89,000	—	—	—
Receive Fixed, Pay Variable	Other Liabilities	6	36,286,000	(4,259,000)	6	37,411,000	(4,910,000)
Total		7	41,334,000	(4,170,000)	6	37,411,000	(4,910,000)
Total		14	$82,668,000	$—	12	$74,822,000	$—
Derivative collateral
The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At December 31, 2023, there was no collateral posted on its swap contracts or required amount to be pledged.
Cessation of LIBOR
The Company adopted SOFR as its replacement reference rate index for each of the customer loan interest rate swap contracts that were tied to a LIBOR tenor. The seven contracts shown in the table immediately above have maturity dates of December 20, 2028, December 19, 2029, August 21, 2030, April 1, 2031, July 1, 2035, October 1, 2035 and October 1, 2039. The necessary actions to amend these legacy contracts to incorporate the new replacement reference rate index were undertaken during the second quarter of 2023.

The First Bancorp - 2023 Form 10-K - Page 92

Note 15. Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2023, 111,665 shares had been issued pursuant to these plans, leaving 138,335 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Prior to 2016, the Company had reserved 700,000 shares of its common stock to be made available to directors and employees who elected to participate in the stock purchase or savings investment plans. Sales of stock to directors and employees amounted to 17,472 shares in 2023, 14,990 shares in 2022, and 12,267 shares in 2021.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. The plan was amended in 2018 to reflect changes in its administration. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2023, 331,106 shares have been issued, leaving 268,894 shares available for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 14,418 shares in 2023, 11,326 shares in 2022, and 11,772 shares in 2021.
Proceeds from issuances of common stock under these plans totaled $817,000, $796,000 and $689,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 16. Stock Options and Stock-Based Compensation

At the 2020 Annual Meeting, shareholders approved the 2020 Equity Incentive Plan (the "2020 Plan"). There are 400,000 shares of common stock reserved for issuance pursuant to the 2020 Plan in connection with stock options, restricted stock awards, and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees, and non-employee Directors, and promote the success of the Company. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2020 Plan qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2020 Plan qualifies as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and satisfies NASDAQ guidelines relating to equity compensation.
As of December 31, 2023, 102,544 shares of restricted stock had been granted under the 2020 Plan, of which 83,127 shares remain restricted as of December 31, 2023 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2021	3.0	25,968	0.1
2022	3.0	23,654	1.1
2022	2.5	1,250	1.1
2023	3.0	27,559	2.1
2023	2.0	2,946	1.1
2023	1.0	1,750	0.1
		83,127	1.1

The compensation cost related to these restricted stock grants was $2,394,000 and will be recognized over the vesting terms of each grant. In 2023, $820,000 of expense was recognized for these restricted shares, leaving $856,000 in unrecognized expense as of December 31, 2023. In 2022, $809,000 of expense was recognized for restricted shares, leaving $796,000 in unrecognized expense as of December 31, 2022.

The First Bancorp - 2023 Form 10-K - Page 93

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted (EPS) for the years ended December 31, 2023, 2022 and 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2023
Net income as reported	$29,518,000
Basic EPS: Income available to common shareholders	29,518,000	10,998,041	$2.68
Effect of dilutive securities: restricted stock		83,847
Diluted EPS: Income available to common shareholders plus assumed conversions	$29,518,000	11,081,888	$2.66
For the year ended December 31, 2022
Net income as reported	$38,990,000
Basic EPS: Income available to common shareholders	38,990,000	10,931,328	$3.56
Effect of dilutive securities: restricted stock		99,330
Diluted EPS: Income available to common shareholders plus assumed conversions	$38,990,000	11,030,658	$3.53
For the year ended December 31, 2021
Net income as reported	$36,269,000
Basic EPS: Income available to common shareholders	36,269,000	10,903,844	$3.33
Effect of dilutive securities: restricted stock		83,335
Diluted EPS: Income available to common shareholders plus assumed conversions	$36,269,000	10,987,179	$3.30
All EPS calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are shares of restricted stock granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted stock was vested at the end of each period.

The First Bancorp - 2023 Form 10-K - Page 94

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The Bank may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2024 will be 2024 earnings plus retained earnings of $41,545,000 from 2023 and 2022.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities available for sale is generally not included in computing regulatory capital. The Company maintains its capital in accordance with the Basel III regulatory capital framework as approved by the federal banking agencies. To avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of December 31, 2023, the Company's capital conservation buffer was 5.66%, and met the minimum requirement of 2.5%.
As of December 31, 2023, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the Bank's category.

The First Bancorp - 2023 Form 10-K - Page 95

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2023
Tier 2 capital to	$275,588,000	$161,881,000	$202,351,000
risk-weighted assets	13.62%	8.00%	10.00%
Tier 1 capital to	$250,289,000	$121,410,000	$161,881,000
risk-weighted assets	12.37%	6.00%	8.00%
Common equity Tier 1 capital to	$250,289,000	$91,058,000	$131,528,000
risk-weighted assets	12.37%	4.50%	6.50%
Tier 1 capital to	$250,289,000	$118,891,000	$148,614,000
average assets	8.43%	4.00%	5.00%
As of December 31, 2022
Tier 2 capital to	$257,671,000	$152,467,000	$190,583,000
risk-weighted assets	13.52%	8.00%	10.00%
Tier 1 capital to	$240,848,000	$114,350,000	$152,467,000
risk-weighted assets	12.64%	6.00%	8.00%
Common equity Tier 1 capital to	$240,848,000	$85,762,000	$123,879,000
risk-weighted assets	12.64%	4.50%	6.50%
Tier 1 capital to	$240,848,000	$109,451,000	$136,814,000
average assets	8.81%	4.00%	5.00%

The First Bancorp - 2023 Form 10-K - Page 96

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2023
Tier 2 capital to	$276,402,000	$161,881,000	n/a
risk-weighted assets	13.66%	8.00%	n/a
Tier 1 capital to	$251,278,000	$121,410,000	n/a
risk-weighted assets	12.42%	6.00%	n/a
Common equity Tier 1 capital to	$251,278,000	$91,058,000	n/a
risk-weighted assets	12.42%	4.50%	n/a
Tier 1 capital to	$251,278,000	$116,727,000	n/a
average assets	8.61%	4.00%	n/a
As of December 31, 2022
Tier 2 capital to	$258,855,000	$152,467,000	n/a
risk-weighted assets	13.58%	8.00%	n/a
Tier 1 capital to	$242,032,000	$114,350,000	n/a
risk-weighted assets	12.70%	6.00%	n/a
Common equity Tier 1 capital to	$242,032,000	$85,762,000	n/a
risk-weighted assets	12.70%	4.50%	n/a
Tier 1 capital to	$242,032,000	$107,442,000	n/a
average assets	9.01%	4.00%	n/a

Note 19. Off-Balance-Sheet Financial Credit Exposures and Contractual Obligations

Contractual Obligations
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
Commitments for unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2023, 2022 or 2021.
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

The First Bancorp - 2023 Form 10-K - Page 97

At December 31, 2023 and 2022, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2023	2022
Unused lines, collateralized by residential real estate	$106,858,000	$105,637,000
Other unused commitments	132,190,000	113,175,000
Standby letters of credit	5,493,000	5,063,000
Commitments to extend credit	75,899,000	100,508,000
Total	$320,440,000	$324,383,000

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
At December 31, 2023, the Bank had three outstanding off-balance sheet, derivative instruments, designated as cash flow hedges and four off-balance sheet, derivative instruments, designated as asset hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $95,000,000 and $150,000,000, respectively, and an unrealized loss of $1,397,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2023, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.
The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third-party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of December 31, 2023, the Bank had seven customer loan swap contracts in place with a total notional value of $82,668,000.

Note 20. Fair Value Disclosures

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale are recorded at fair value on a recurring basis. Other assets, such as other real estate owned and IAL, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities, which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows:
Level 1 - Valuation is based upon quoted prices for identical instruments in active markets.
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

The First Bancorp - 2023 Form 10-K - Page 98

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
Loans
Fair values are estimated for portfolios of loans are based on an exit pricing notion. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain IAL. Fair values of IAL are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the Company classifies IAL for which a specific reserve results in a fair value measure as Level 2. All other IAL are classified as Level 3.

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2023 and 2022, the Company has

The First Bancorp - 2023 Form 10-K - Page 99

assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,830,000	$—	$19,830,000
Mortgage-backed securities	—	224,597,000	—	224,597,000
State and political subdivisions	—	34,645,000	—	34,645,000
Asset-backed securities	—	2,981,000	—	2,981,000
Total securities available for sale	—	282,053,000	—	282,053,000
Interest rate swap agreements	—	380,000	—	380,000
Customer loan interest swap agreements	—	4,348,000	—	4,348,000
Total interest rate swap agreements	—	4,728,000	—	4,728,000
Total assets	$—	$286,781,000	$—	$286,781,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,149,000	$—	$2,149,000
Customer loan interest swap agreements	—	4,348,000	—	4,348,000
Total liabilities	$—	$6,497,000	$—	$6,497,000

The First Bancorp - 2023 Form 10-K - Page 100

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,147,000	$—	$19,147,000
Mortgage-backed securities	—	228,676,000	—	228,676,000
State and political subdivisions	—	33,191,000	—	33,191,000
Asset-backed securities	—	3,495,000	—	3,495,000
Total securities available for sale	—	284,509,000	—	284,509,000
Interest rate swap agreements	—	689,000	—	689,000
Customer loan interest swap agreements	—	4,910,000	—	4,910,000
Total interest rate swap agreements	—	5,599,000	—	5,599,000
Total assets	$—	$290,108,000	$—	$290,108,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$4,910,000	$—	$4,910,000
Total liabilities	$—	$4,910,000	$—	$4,910,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve at at December 31, 2023 and 2022. The Company had no other real estate owned or related allowance at December 31, 2023 and 2022. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. IAL below are presented net of specific allowances of $19,000 and $135,000 at December 31, 2023 and 2022, respectively.

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,583,000	$—	$3,583,000
Individually analyzed loans	—	285,000	—	285,000
Total assets	$—	$3,868,000	$—	$3,868,000

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,734,000	$—	$3,734,000
Individually analyzed loans	—	20,000	—	20,000
Total assets	$—	$3,754,000	$—	$3,754,000

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

The First Bancorp - 2023 Form 10-K - Page 101

cash equivalents, interest-bearing deposits in other banks, demand, NOW, savings and money market deposits. The estimated fair value of demand, NOW, savings and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately.
The carrying amounts and estimated fair values for financial instruments as of December 31, 2023 were as follows:

	Carrying	Estimated
As of December 31, 2023	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$385,235,000	$338,570,000	$—	$338,570,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	699,537,000	658,732,000	—	—	658,732,000
Construction	86,695,000	81,638,000	—	—	81,638,000
Other	443,944,000	431,067,000	—	—	431,067,000
Municipal	51,089,000	46,806,000	—	—	46,806,000
Residential
Term	669,864,000	595,033,000	—	285,000	594,748,000
Construction	31,740,000	31,131,000	—	—	31,131,000
Home equity line of credit	103,400,000	102,858,000	—	—	102,858,000
Consumer	19,155,000	16,963,000	—	—	16,963,000
Total loans	2,105,424,000	1,964,228,000	—	285,000	1,963,943,000
Mortgage servicing rights	2,177,000	3,583,000	—	3,583,000	—
Financial liabilities
Local certificates of deposit	$293,466,000	$362,555,000	$—	$362,555,000	$—
National certificates of deposit	776,781,000	699,919,000	—	699,919,000	—
Total certificates of deposit	1,070,247,000	1,062,474,000	—	1,062,474,000	—
Repurchase agreements	49,576,000	49,462,000	—	49,462,000	—
Other borrowed funds	20,076,000	20,074,000	—	20,074,000	—
Total borrowed funds	69,652,000	69,536,000	—	69,536,000	—

The First Bancorp - 2023 Form 10-K - Page 102

The carrying amounts and estimated fair values for financial instruments as of December 31, 2022 were as follows:

	Carrying	Estimated
As of December 31, 2022	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity	$393,896,000	$339,011,000	$—	$339,011,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	692,541,000	669,752,000	—	—	669,752,000
Construction	92,994,000	89,934,000	—	—	89,934,000
Other	315,917,000	312,219,000	—	20,000	312,199,000
Municipal	40,439,000	38,069,000	—	—	38,069,000
Residential
Term	611,350,000	558,274,000	—	—	558,274,000
Construction	49,686,000	44,410,000	—	—	44,410,000
Home equity line of credit	75,416,000	78,878,000	—	—	78,878,000
Consumer	19,883,000	18,142,000	—	—	18,142,000
Total loans	1,898,226,000	1,809,678,000	—	20,000	1,809,658,000
Mortgage servicing rights	2,493,000	3,734,000	—	3,734,000	—
Financial liabilities
Local certificates of deposit	$291,152,000	$275,658,000	$—	$275,658,000	$—
National certificates of deposit	576,519,000	569,883,000	—	569,883,000	—
Total certificates of deposit	867,671,000	845,541,000	—	845,541,000	—
Repurchase agreements	64,409,000	64,289,000	—	64,289,000	—
Other borrowed funds	39,074,000	39,064,000	—	39,064,000	—
Total borrowed funds	103,483,000	103,353,000	—	103,353,000	—

Note 21. Other Operating Income and Expense

There were no items within Other Operating Income that totaled more than 1% of revenues. Other operating expense includes the following items greater than 1% of revenues:

For the years ended December 31,	2023	2022	2021
Other operating expense
Advertising and marketing expense	$1,187,000	$1,296,000	$1,181,000
ATM and interchange expense	1,714,000	1,568,000	1,446,000
Other loan expenses	5,000	627,000	2,198,000

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

The First Bancorp - 2023 Form 10-K - Page 103

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2023	2022
Assets
Cash and cash equivalents	$667,000	$879,000
Dividends receivable	3,750,000	3,600,000
Investment in subsidiary	214,531,000	200,180,000
Goodwill	27,559,000	27,559,000
Other assets	460,000	466,000
Total assets	$246,967,000	$232,684,000
Liabilities and shareholders' equity
Dividends payable	$3,884,000	$3,755,000
Other liabilities	4,000	6,000
Total liabilities	3,888,000	3,761,000
Shareholders' equity
Common stock	111,000	110,000
Additional paid-in capital	70,071,000	68,435,000
Retained earnings	172,897,000	160,378,000
Total shareholders' equity	243,079,000	228,923,000
Total liabilities and shareholders' equity	$246,967,000	$232,684,000

The First Bancorp - 2023 Form 10-K - Page 104

Statements of Income

For the years ended December 31,	2023	2022	2021
Other operating income	$—	$3,000	$—
Total income	—	3,000	—
Other operating expense	1,202,000	1,166,000	1,148,000
Total expense	1,202,000	1,166,000	1,148,000
Loss before income taxes and Bank earnings	(1,202,000)	(1,163,000)	(1,148,000)
Applicable income taxes	(279,000)	(299,000)	(269,000)
Loss before Bank earnings	(923,000)	(864,000)	(879,000)
Equity in earnings of Bank
Remitted	14,750,000	14,000,000	13,400,000
Unremitted	15,691,000	25,854,000	23,748,000
Net income	$29,518,000	$38,990,000	$36,269,000

Statements of Cash Flows

For the years ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income	$29,518,000	$38,990,000	$36,269,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	820,000	809,000	856,000
Increase in other assets	6,000	(35,000)	(71,000)
(Increase) decrease in dividends receivable	(150,000)	(400,000)	200,000
Increase in dividends payable	129,000	227,000	115,000
Increase in other liabilities	(2,000)	1,000	5,000
Unremitted earnings of Bank	(15,691,000)	(25,854,000)	(23,748,000)
Net cash provided by operating activities	14,630,000	13,738,000	13,626,000
Cash flows from financing activities:
Purchase of common stock	(250,000)	(277,000)	(253,000)
Proceeds from sale of common stock	817,000	796,000	689,000
Dividends paid	(15,409,000)	(14,779,000)	(13,948,000)
Net cash used in financing activities	(14,842,000)	(14,260,000)	(13,512,000)
Net increase (decrease) in cash and cash equivalents	(212,000)	(522,000)	114,000
Cash and cash equivalents at beginning of year	879,000	1,401,000	1,287,000
Cash and cash equivalents at end of year	$667,000	$879,000	$1,401,000

The First Bancorp - 2023 Form 10-K - Page 105

Note 25. New Accounting Pronouncements
Adoption of New Accounting Standards: On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as loans, such as loan commitments, standby letters of credit and certain lines of credit. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
The Company adopted ASC 326 using the modified retrospective method for all financial assets, measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. On adoption, the Company recognized an increase in the ACL on held to maturity securities of $438,000, an increase to the ACL on loans of $6,210,000, and an increase to the reserve for off-balance sheet commitments of $1,297,000. The net, after-tax impact of the increases of the allowances for credit losses and reserve for off-balance sheet commitments was a net decrease to retained earnings of $6,277,000 shown in the Consolidated Statements of Changes in Stockholders Equity. Additional details can be found in Notes 3, 5 and 6.

The following table illustrates the impact of adopting ASC 326 at January 1, 2023:

	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption

Assets:
Allowance for credit losses on debt securities
Held-to-maturity
State and political subdivisions	$229,000	$—	$229,000
Corporate securities	209,000	—	209,000

Loans
Commercial
Real estate owner occupied	256,623,000		256,623,000
Real estate non-owner occupied	363,660,000		363,660,000
Real estate		699,340,000	(699,340,000)
Construction	93,907,000	93,907,000	—
C&I	319,359,000	319,359,000	—
Multifamily	79,057,000	—	79,057,000
Municipal	40,619,000	40,619,000	—
Residential
Term	597,404,000	613,919,000	(16,515,000)
Construction	49,907,000	49,907,000	—
Home Equity
Revolving and term	93,075,000	76,560,000	16,515,000
Consumer	21,063,000	21,063,000	—

Allowance for credit losses on loans	22,933,000	16,723,000	6,210,000

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$1,397,000	$100,000	$1,297,000
The First Bancorp - 2023 Form 10-K - Page 106

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities, such as the Company, to provide enhanced disclosures on the amount of income taxes paid disaggregated by type and jurisdiction. Adoption is required for annual periods beginning after December 15, 2024 and is not expected to have a material impact on the Company's consolidated financial statements.

The First Bancorp - 2023 Form 10-K - Page 107

Note 26. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2022Q1	2022Q2	2022Q3	2022Q4	2023Q1	2023Q2	2023Q3	2023Q4
Balance Sheets
Cash and cash equivalents	$22,051	$23,453	$27,408	$22,728	$27,458	$25,077	$29,894	$31,942
Interest-bearing deposits in other banks	18,427	22,871	65,786	3,693	2,773	3,978	38,366	3,488
Investments	690,198	681,430	665,174	678,405	680,087	668,342	672,346	667,288
Restricted equity securities	5,402	4,720	4,514	3,883	3,874	5,227	3,860	3,385
Net loans and loans held for sale	1,691,982	1,772,843	1,841,588	1,898,226	1,959,389	2,037,488	2,056,806	2,105,424
Other assets	120,547	125,037	130,595	132,243	138,239	134,703	142,867	135,171
Total assets	$2,548,607	$2,630,354	$2,735,065	$2,739,178	$2,811,820	$2,874,815	$2,944,139	$2,946,698
Deposits	$2,158,539	$2,252,022	$2,369,949	$2,378,877	$2,466,701	$2,499,862	$2,599,937	$2,599,662
Borrowed funds	133,712	126,588	118,343	103,483	83,881	114,481	82,993	69,652
Other liabilities	22,710	24,059	26,856	27,895	32,777	28,469	34,544	34,305
Shareholders' equity	233,646	227,685	219,917	228,923	228,461	232,003	226,665	243,079
Total liabilities & equity	$2,548,607	$2,630,354	$2,735,065	$2,739,178	$2,811,820	$2,874,815	$2,944,139	$2,946,698
Income and Comprehensive Income Statements
Interest income	$20,533	$21,431	$23,991	$27,080	$28,914	$31,184	$33,254	$34,822
Interest expense	1,913	2,733	4,627	7,596	11,439	15,259	17,300	18,969
Net interest income	18,620	18,698	19,364	19,484	17,475	15,925	15,954	15,853
Provision (reduction) for credit losses	450	450	400	450	550	151	(200)	683
Net interest income after provision for credit losses	18,170	18,248	18,964	19,034	16,925	15,774	16,154	15,170
Non-interest income	4,232	4,080	4,715	3,847	3,569	3,870	3,891	4,107
Non-interest expense	10,650	10,172	11,371	11,711	10,850	10,715	11,006	11,187
Income before taxes	11,752	12,156	12,308	11,170	9,644	8,929	9,039	8,090
Income taxes	2,047	2,159	2,217	1,973	1,673	1,535	1,565	1,411
Net income	$9,705	$9,997	$10,091	$9,197	$7,971	$7,394	$7,474	$6,679
Basic earnings per share	$0.89	$0.91	$0.92	$0.84	$0.73	$0.67	$0.68	$0.60
Diluted earnings per share	$0.88	$0.91	$0.91	$0.83	$0.72	$0.67	$0.67	$0.60
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$(18,343)	$(12,734)	$(14,866)	$2,943	$4,181	$(3,244)	$(10,071)	$14,277
Net unrealized gain on securities transferred from available for sale to held to maturity	9	5	6	3	4	1	1	2
Net unrealized gain (loss) on cash flow hedging derivative instruments	—	146	354	44	(2,736)	2,872	730	(1,110)
Unrecognized gain on postretirement benefit costs	—	—	—	168	—	—	—	30
Other comprehensive income (loss)	$(18,334)	$(12,583)	$(14,506)	$3,158	$1,449	$(371)	$(9,340)	$13,199
Comprehensive income (loss)	$(8,629)	$(2,586)	$(4,415)	$12,355	$9,420	$7,023	$(1,866)	$19,878

The First Bancorp - 2023 Form 10-K - Page 108

Note 27. Acquisitions and Intangible Assets

On December 11, 2020, the Company acquired a branch at 1B Belmont Avenue, Belfast, Maine from Bangor Savings Bank. The acquisition added to its existing book of business in Belfast and Waldo County. The Company has leveraged having a physical presence in Belfast and the base of new customers to grow its loan and deposit share in the market. There were no acquisitions in 2022 or 2023.
The core deposit intangible related to the FNB Bankshares acquisition was fully amortized in 2015. The core deposit intangible related to the Rockland branch acquisition was fully amortized in 2022. The core deposit intangible related to the Belfast branch acquisition is being amortized on a straight-line basis over ten years. Annual amortization expense for 2023 and 2022 was $26,000, and the amortization expense for each year until fully amortized (presently expected to be 2031) will be $26,000. The Belfast core deposit intangible is being amortized on a straight-line basis as the Company does not expect significant run off in the core deposits.

The First Bancorp - 2023 Form 10-K - Page 109

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses

Basis for Opinion

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

Allowance for credit losses on Loans and Off-Balance Sheet Credit Exposures

As described in Notes 1, 5 and 6 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $2,129,454,000 and related allowance for credit losses of $24,030,000, off-balance sheet credit exposures of $140,054,000, and related allowance for credit losses on off-balance sheet exposures of $1,255,000 as of December 31, 2023. The Company's allowance for credit losses on loans and off-balance sheet credit exposures are material and complex estimates requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio and off-balance sheet credit exposures.

The allowance for credit losses on loans represents the Company’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

The First Bancorp - 2023 Form 10-K - Page 110

For reserves measured on a collective (pool) basis, the Company uses the discounted cash flow method to estimate expected credit losses for all loan pools. For each of the loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, and loss rates. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical benchmark data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime loss rates.

The Company also incorporates a reasonable and supportable forecast period, which reverts back to a historical loss rate. The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level that represents the sum of expected losses to determine the estimated allowance for credit losses on loans. The allowance for credit losses on loans evaluation also considers various qualitative factors, including changes in policy and/or underwriting standards, actual or expected changes in economic trends and conditions, changes in the nature and volume of the portfolio, changes in credit and lending staff/administration, problem loan trends, credit risk concentrations, loan review results, changes in the value of underlying collateral for loans, and changes in the regulatory and business environment.

The allowance for credit losses on off-balance sheet credit exposures represents the estimate of probable credit losses inherent in unfunded commitments to extend credit as of the balance sheet date. Unfunded commitments to extend credit include unused portions of lines of credit, commitments to originate loans and standby and commercial letters of credit. The process used to determine the allowance for credit losses for these exposures is consistent with the process for determining the allowance for credit losses on loans, as adjusted for estimated funding probabilities.

Changes in these judgments and assumptions could have a material effect on the Company’s financial results. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed. The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of the relevant controls related to the allowance for credit losses on loans and tested such controls for design and operating effectiveness, including those over approval of key data inputs including forecasted economic scenarios, loss drivers and qualitative factors including validation of underlying data.

•Evaluating the reasonableness of judgments, assumptions, and sources of data used by management in forming its expected cash flow streams by analyzing data used in developing the judgments and assumptions, including assessment of whether there were additional sources of data relevant to the loan portfolio not used by management.

•Comparing the judgments and assumptions documented by management to the allowance for credit loss model for consistency.

•Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.

•Evaluating the appropriateness of estimated funding probabilities used in the calculation of the allowance for credit losses on off-balance sheet credit exposures.

•Evaluating the appropriateness of specific reserves for individually analyzed loans.

•Verifying the mathematical accuracy and computation of the allowance for credit losses on loans and off-balance sheet credit exposures by re-performing or independently calculating significant elements of the allowance for credit losses on loans and off-balance sheet credit exposures based on relevant source documents.

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

/s/ Berry Dunn McNeil & Parker, LLC
Firm ID 136
Portland, Maine
March 8, 2024

The First Bancorp - 2023 Form 10-K - Page 111

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2023, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2023. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ Richard M. Elder
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 8, 2024	March 8, 2024

The First Bancorp - 2023 Form 10-K - Page 112

ITEM 9B. Other Information

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2024 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2024 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2024 and is incorporated herein by reference.

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category
Equity compensation plans approved by security holders	—	$—	301,440
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	301,440

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2024 and is incorporated herein by reference.

The First Bancorp - 2023 Form 10-K - Page 113

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2024 and is incorporated herein by reference.

The First Bancorp - 2023 Form 10-K - Page 114

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
Exhibit 4.1 Description of Capital Stock (filed herewith).
Exhibit 10.1 Director Split Dollar Insurance Plan and Specimen Agreement dated January 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on October 25, 2017).
Exhibit 10.2 Executive Split Dollar Insurance Plan and Specimen Agreement dated January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed under item 1.01 on October 25, 2017).
Exhibit 10.3 Amendments dated November 8, 2019, to the Restricted Stock Agreements of an Executive Officer dated January 29, 2015, January 28, 2016, January 26, 2017, and January 4, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed under Part II Item 4A on November 12, 2019).
Exhibit 10.4 Branch Purchase and Assumption Agreement between the Bank and Bangor Savings Bank for the purchase of a bank branch, loans and deposits at 1B Belmont Ave, Belfast, Maine (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2020).
Exhibit 14.1 Code of Ethics for Senior Financial Officers, adopted by the Board of Directors on September 19, 2003 (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 15, 2006).
Exhibit 14.2 Code of Business Conduct and Ethics, adopted by the Board of Directors on August 25, 2022 (incorporated by reference to Exhibit 14.2 to the Company's Form 10-K filed on March 10, 2023).
Exhibit 19.1 Insider Trading Policy, adopted by the Board of Directors on February 29, 2024 (filed herewith).
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934
Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 97.1 Clawback Policy, adopted by the Board of Directors on July 27, 2023 (filed herewith).
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

The First Bancorp - 2023 Form 10-K - Page 115

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ RICHARD M. ELDER
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 8, 2024	March 8, 2024

/s/ BRUCE TINDAL	/s/ ROBERT B. GREGORY
Bruce A. Tindal, Director and Chairman of the Board	Robert B. Gregory, Director
March 8, 2024	March 8, 2024

/s/ RENEE W. KELLY	/s/ CORNELIUS J. RUSSELL
Renee W. Kelly, Director	Cornelius J. Russell, Director
March 8, 2024	March 8, 2024

/s/ STUART G. SMITH	/s/ KIMBERLY S. SWAN
Stuart G. Smith, Director	Kimberly S. Swan, Director
March 8, 2024	March 8, 2024

/s/ F. STEPHEN WARD
F. Stephen Ward, Director
March 8, 2024

The First Bancorp - 2023 Form 10-K - Page 116