Form 10-Q
period 2024-03-31
First Bancorp, Inc /ME/
filed 2024-05-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2024
Common Stock: 11,136,483 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2024	2023
Summary of Operations
Interest Income	$34,988	$28,914
Interest Expense	20,108	11,439
Net Interest Income	14,880	17,475
Provision (reduction) for Credit Losses	(513)	550
Non-Interest Income	3,640	3,569
Non-Interest Expense	11,761	10,850
Net Income	6,021	7,971
Per Common Share Data
Basic Earnings per Share	$0.55	$0.73
Diluted Earnings per Share	0.54	0.72
Cash Dividends Declared	0.35	0.34
Book Value per Common Share	21.80	20.63
Tangible Book Value per Common Share[2]	19.03	17.84
Market Value	24.64	25.89
Financial Ratios
Return on Average Equity[1]	9.92%	13.61%
Return on Average Tangible Common Equity[1,2]	11.36%	15.64%
Return on Average Assets[1]	0.82%	1.16%
Average Equity to Average Assets	8.26%	8.56%
Average Tangible Equity to Average Assets[2]	7.22%	7.45%
Net Interest Margin Tax-Equivalent[1,2]	2.22%	2.78%
Dividend Payout Ratio	63.64%	46.58%
Allowance for Credit Losses/Total Loans	1.11%	1.18%
Non-Performing Loans to Total Loans	0.12%	0.09%
Non-Performing Assets to Total Assets	0.09%	0.06%
Efficiency Ratio[2]	61.15%	49.98%
At Period End
Total Assets	$2,978,170	$2,811,820
Total Loans	2,173,746	1,982,847
Total Investment Securities	659,837	683,961
Total Deposits	2,548,988	2,466,701
Total Shareholders' Equity	242,624	228,461
1Annualized using a 366-day basis in 2024 and a 365-day basis in 2023.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2024 and 2023 and for the three-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
May 7, 2024

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2024	December 31, 2023	March 31, 2023
Assets
Cash and cash equivalents	$23,875,000	$31,942,000	$27,458,000
Interest bearing deposits in other banks	2,911,000	3,488,000	2,773,000
Securities available for sale	274,451,000	282,053,000	288,242,000
Securities held-to-maturity (net of ACL), fair value of $327,816,000 at March 31, 2024, $338,570,000 at December 31, 2023 and $344,053,000 at March 31, 2023)	379,453,000	385,235,000	391,845,000
Restricted equity securities, at cost	5,933,000	3,385,000	3,874,000
Loans	2,173,746,000	2,129,454,000	1,982,847,000
Less allowance for credit losses	24,207,000	24,030,000	23,458,000
Net loans	2,149,539,000	2,105,424,000	1,959,389,000
Accrued interest receivable	15,970,000	11,894,000	12,142,000
Premises and equipment, net	28,435,000	28,684,000	28,286,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	66,957,000	63,947,000	67,165,000
Total assets	$2,978,170,000	$2,946,698,000	$2,811,820,000
Liabilities
Demand deposits	$262,652,000	$289,104,000	$293,123,000
NOW deposits	618,554,000	634,543,000	623,523,000
Money market deposits	321,822,000	305,931,000	194,183,000
Savings deposits	280,533,000	299,837,000	346,205,000
Certificates of deposit	1,065,427,000	1,070,247,000	1,009,667,000
Total deposits	2,548,988,000	2,599,662,000	2,466,701,000
Borrowed funds – short term	84,779,000	69,652,000	83,800,000
Borrowed funds – long term	70,000,000	—	81,000
Other liabilities	31,779,000	34,305,000	32,777,000
Total liabilities	2,735,546,000	2,703,619,000	2,583,359,000
Shareholders' equity
Common stock, one cent par value per share	111,000	111,000	111,000
Additional paid-in capital	70,506,000	70,071,000	68,830,000
Retained earnings	213,839,000	211,925,000	202,036,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(42,816,000)	(39,575,000)	(40,537,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(54,000)	(56,000)	(60,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	735,000	300,000	(2,192,000)
Net unrealized gain on postretirement costs	303,000	303,000	273,000
Total shareholders' equity	242,624,000	243,079,000	228,461,000
Total liabilities & shareholders' equity	$2,978,170,000	$2,946,698,000	$2,811,820,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,130,933	11,098,057	11,074,182
Book value per common share	$21.80	$21.90	$20.63
Tangible book value per common share	$19.03	$19.12	$17.84
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2024	2023
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $521,000 for March 31, 2024 and $329,000 for March 31, 2023)	$30,204,000	$24,125,000
Interest on deposits with other banks	78,000	40,000
Interest and dividends on investments (includes YTD tax-exempt income of $1,995,000 for March 31, 2024 and $2,002,000 for March 31, 2023)	4,706,000	4,749,000
Total interest income	34,988,000	28,914,000
Interest expense
Interest on deposits	19,177,000	10,917,000
Interest on borrowed funds	931,000	522,000
Total interest expense	20,108,000	11,439,000
Net interest income	14,880,000	17,475,000
Provision for credit losses - loans	99,000	550,000
Provision (reduction) for credit losses - debt securities HTM	(252,000)	—
Provision (reduction) for credit losses - off-balance sheet credit exposures	(360,000)	—
Total provision (reduction) for credit losses	(513,000)	550,000
Net interest income after provision for credit losses	15,393,000	16,925,000
Non-interest income
Investment management and fiduciary income	1,188,000	1,146,000
Service charges on deposit accounts	499,000	437,000
Mortgage origination and servicing income, net of amortization	130,000	192,000
Debit card income	1,186,000	1,185,000
Other operating income	637,000	609,000
Total non-interest income	3,640,000	3,569,000
Non-interest expense
Salaries and employee benefits	6,057,000	5,720,000
Occupancy expense	866,000	868,000
Furniture and equipment expense	1,389,000	1,303,000
FDIC insurance premiums	564,000	344,000
Amortization of identified intangibles	7,000	7,000
Other operating expense	2,878,000	2,608,000
Total non-interest expense	11,761,000	10,850,000
Income before income taxes	7,272,000	9,644,000
Income tax expense	1,251,000	1,673,000
NET INCOME	$6,021,000	$7,971,000
Basic earnings per common share	$0.55	$0.73
Diluted earnings per common share	$0.54	$0.72
Other comprehensive income (loss) net of tax
Net unrealized (loss) gain on securities available for sale, net of taxes	$(3,241,000)	$4,181,000
Net unrealized gain on transferred securities, net of taxes	2,000	4,000
Net unrealized gain (loss) on hedging derivative instruments	435,000	(2,736,000)
Other comprehensive (loss) gain	(2,804,000)	1,449,000
Comprehensive income	$3,217,000	$9,420,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

Three Month Period Ended March 31, 2024 and 2023
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
Net income	—	—	7,971,000	—	7,971,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	4,181,000	4,181,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	4,000	4,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(2,736,000)	(2,736,000)
Comprehensive income	—	—	7,971,000	1,449,000	9,420,000
Cash dividends declared ($0.34 per share)	—	—	(3,764,000)	—	(3,764,000)
Equity compensation expense	—	184,000	—	—	184,000
Payment to repurchase common stock	(11,824)	—	(237,000)	—	(237,000)
Issuance of restricted stock	33,610	—	—	—	—
Proceeds from sale of common stock	7,210	212,000	—	—	212,000
Adoption of ASU No. 2016-13			(6,277,000)		(6,277,000)
Balance at March 31, 2023	11,074,182	$68,941,000	$202,036,000	$(42,516,000)	$228,461,000

Balance at December 31, 2023	11,098,057	$70,182,000	$211,925,000	$(39,028,000)	$243,079,000
Net income	—	—	6,021,000	—	6,021,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,241,000)	(3,241,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	2,000	2,000
Net unrealized gain on hedging derivative instruments, net of tax	—	—	—	435,000	435,000
Comprehensive income (loss)	—	—	6,021,000	(2,804,000)	3,217,000
Cash dividends declared ($0.35 per share)	—	—	(3,896,000)	—	(3,896,000)
Equity compensation expense	—	231,000	—	—	231,000
Payment to repurchase common stock	(8,031)	—	(211,000)	—	(211,000)
Issuance of restricted stock	32,859	—	—	—	—
Proceeds from sale of common stock	8,048	204,000	—	—	204,000
Balance at March 31, 2024	11,130,933	$70,617,000	$213,839,000	$(41,832,000)	$242,624,000

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$6,021,000	$7,971,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	544,000	495,000
Change in deferred taxes	319,000	(1,453,000)
Provision (reduction) for credit losses	(513,000)	550,000
Loans originated for resale	(363,000)	(705,000)
Proceeds from sales and transfers of loans	373,000	996,000
Net gain on sales of loans	(10,000)	(16,000)
Net amortization of premiums on investments	135,000	122,000
Equity compensation expense	231,000	184,000
Net increase in other assets and accrued interest	(5,982,000)	(7,296,000)
Net (decrease) increase in other liabilities	(2,385,000)	4,115,000
Net loss on disposal of premises and equipment	9,000	1,000
Amortization of investment in limited partnership	117,000	76,000
Net acquisition amortization	7,000	7,000
Net cash (used) provided by operating activities	(1,497,000)	5,047,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	577,000	920,000
Proceeds from maturities, payments and calls of securities available for sale	5,359,000	4,956,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	6,011,000	1,594,000
Purchases of securities available for sale	(1,968,000)	(3,496,000)
Change in restricted equity securities	(2,548,000)	9,000
Net increase in loans	(44,214,000)	(68,198,000)
Capital expenditures	(326,000)	(526,000)
Net cash used by investing activities	(37,109,000)	(64,741,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(45,854,000)	(54,172,000)
Net (decrease) increase in certificates of deposit	(4,820,000)	141,996,000
Net increase (decrease) in short-term borrowings	15,127,000	(19,599,000)
Advances on long-term borrowings	70,000,000	—
Repayment on long-term borrowings	—	(3,000)
Payment to repurchase common stock	(211,000)	(237,000)
Proceeds from sale of common stock	204,000	212,000
Dividends paid	(3,907,000)	(3,773,000)
Net cash provided by financing activities	30,539,000	64,424,000
Net (decrease) increase in cash and cash equivalents	(8,067,000)	4,730,000
Cash and cash equivalents at beginning of period	31,942,000	22,728,000
Cash and cash equivalents at end of period	$23,875,000	$27,458,000

Interest paid	$19,521,000	$11,460,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$3,241,000	$(4,181,000)
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The Company is a financial holding company that owns all of the common stock of the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2024 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2023.

The abbreviations and definitions identified below are used throughout this Form 10-Q, including Item 1 - Financial Statements and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Abbreviation	Description	Abbreviation	Description
ACL	Allowance for credit losses	GDP	Gross domestic product
AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IAL	Individually Analyzed Loans
ASC	Accounting Standards Codification	IRS	Internal Revenue Service
ASU	Accounting Standards Update	MPF	Mortgage Partnership Finance Program
BTFP	Bank Term Funding Program	OAEM	Other assets especially mentioned
C&I	Commercial and Industrial	OCC	Office of the Comptroller of the Currency
CDs	Certificates of deposit	OCI	Other comprehensive income (loss)
CECL	Current Expected Credit Loss	OIS	Overnight Indexed Swap
CLLD	Construction, land, and land development	OREO	Other real estate owned
EPS	Earnings per share	POR	Period of Redemption
FASB	Financial Accounting Standards Board	PSA	Public Securities Association
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FHLBB	Federal Home Loan Bank of Boston	TDR	Troubled debt restructuring
FHLMC	Federal Home Loan Mortgage Corporation	The 2020 Plan	The 2020 Equity Incentive Plan
FNMA	Federal National Mortgage Association	The Bank	First National Bank
FOMC	Federal Open Market Committee	The Company	The First Bancorp, Inc.
FRB	Federal Reserve Board	U.S.	United States of America
FRBB	Federal Reserve Bank of Boston	USD	U.S. Dollar
GAAP	Accounting principles generally accepted in the U.S.

Risks and Uncertainties
Ongoing conflicts between Russia and Ukraine, and Israel and Hamas, continue to contribute to economic uncertainty and geopolitical instability. Concern about the national commercial real estate market and the impact a downturn in this sector could have on the banking industry continues to be expressed, as does concern about a re-kindling of inflation after higher than expected CPI prints to begin 2024. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.
Subsequent Events
Events occurring subsequent to March 31, 2024, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,036,000	$—	$(6,343,000)	$19,693,000
Mortgage-backed securities	259,538,000	99,000	(41,635,000)	218,002,000
State and political subdivisions	40,288,000	—	(6,338,000)	33,950,000
Asset-backed securities	2,786,000	20,000	—	2,806,000
	$328,648,000	$119,000	$(54,316,000)	$274,451,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(9,851,000)	$28,249,000
Mortgage-backed securities	55,483,000	15,000	(11,258,000)	44,240,000
State and political subdivisions	254,302,000	175,000	(27,879,000)	226,598,000
Corporate securities	31,750,000	—	(3,021,000)	28,729,000
	$379,635,000	$190,000	$(52,009,000)	$327,816,000
Less allowance for credit losses	(182,000)	—	—	—
Net securities to be held to maturity	$379,453,000	$190,000	$(52,009,000)	$327,816,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,896,000	$—	$—	$4,896,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,933,000	$—	$—	$5,933,000
The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,033,000	$—	$(6,203,000)	$19,830,000
Mortgage-backed securities	262,823,000	265,000	(38,491,000)	224,597,000
State and political subdivisions	40,306,000	41,000	(5,702,000)	34,645,000
Asset-backed securities	2,986,000	4,000	(9,000)	2,981,000
	$332,148,000	$310,000	$(50,405,000)	$282,053,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$—	$(9,601,000)	$30,499,000
Mortgage-backed securities	56,401,000	70,000	(10,398,000)	46,073,000
State and political subdivisions	254,418,000	313,000	(24,213,000)	230,518,000
Corporate securities	34,750,000	—	(3,270,000)	31,480,000
	$385,669,000	$383,000	$(47,482,000)	$338,570,000
Less allowance for credit losses	(434,000)	—	—	—
Net securities to be held to maturity	$385,235,000	$383,000	$(47,482,000)	$338,570,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,348,000	$—	$—	$2,348,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,385,000	$—	$—	$3,385,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,027,000	$—	$(6,509,000)	$19,518,000
Mortgage-backed securities	269,730,000	72,000	(38,711,000)	231,091,000
State and political subdivisions	40,451,000	12,000	(6,114,000)	34,349,000
Asset-backed securities	3,347,000	—	(63,000)	3,284,000
	$339,555,000	$84,000	$(51,397,000)	$288,242,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$—	$(10,099,000)	$30,001,000
Mortgage-backed securities	59,523,000	75,000	(10,443,000)	49,155,000
State and political subdivisions	257,910,000	365,000	(25,357,000)	232,918,000
Corporate securities	34,750,000	—	(2,771,000)	31,979,000
	$392,283,000	$440,000	$(48,670,000)	$344,053,000
Less allowance for credit losses	(438,000)	—	—	—
Net securities to be held to maturity	$391,845,000	$440,000	$(48,670,000)	$344,053,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,837,000	$—	$—	$2,837,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,874,000	$—	$—	$3,874,000
Allowance for Credit Losses:
AFS securities, as shown in the above tables, consist of securities issued by U.S. Government Agencies, U.S. Government Sponsored Entities, State or Local Municipal Governments, or are backed by collateral that is guaranteed by the U.S. Government. We monitor the credit quality of these investments through credit ratings issued by major rating providers and through substantial price changes not consistent with general market movements. Each of the AFS securities is deemed to be investment grade, and no ACL has been established for AFS securities.
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $19,441,000 as of March 31, 2024. Corporate securities in HTM consist of 13 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the private activity bonds and corporate securities is considered very low and an immaterial ACL has been established. As of March 31, 2024 and 2023, and December 31, 2023, the total ACL for HTM securities was $182,000, $438,000 and $434,000, respectively.
Changes in the ACL are recorded as credit loss expense, or reversal. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.
The following table summarizes the contractual maturities of investment securities at March 31, 2024:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,496,000	$1,453,000	$1,673,000	$1,670,000
Due in 1 to 5 years	1,966,000	1,901,000	17,009,000	16,294,000
Due in 5 to 10 years	28,781,000	24,960,000	99,113,000	92,330,000
Due after 10 years	296,405,000	246,137,000	261,840,000	217,522,000
	$328,648,000	$274,451,000	$379,635,000	$327,816,000

The following table summarizes the contractual maturities of investment securities at December 31, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,674,000	$1,672,000
Due in 1 to 5 years	3,489,000	3,373,000	16,387,000	15,814,000
Due in 5 to 10 years	28,551,000	25,089,000	99,942,000	93,894,000
Due after 10 years	300,108,000	253,591,000	267,666,000	227,190,000
	$332,148,000	$282,053,000	$385,669,000	$338,570,000
The following table summarizes the contractual maturities of investment securities at March 31, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,789,000	$1,788,000
Due in 1 to 5 years	3,578,000	3,420,000	15,029,000	14,595,000
Due in 5 to 10 years	19,142,000	15,995,000	90,479,000	85,444,000
Due after 10 years	316,835,000	268,827,000	284,986,000	242,226,000
	$339,555,000	$288,242,000	$392,283,000	$344,053,000

At March 31, 2024, securities with a carrying value of $314,208,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $340,623,000 as of December 31, 2023 and $324,716,000 at March 31, 2023, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. There were no gains or losses on the sale of securities for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, there were 236 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at March 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$19,693,000	$(6,343,000)	$19,693,000	$(6,343,000)
Mortgage-backed securities	4,593,000	(16,000)	202,736,000	(41,619,000)	207,329,000	(41,635,000)
State and political subdivisions	4,520,000	(30,000)	29,161,000	(6,308,000)	33,681,000	(6,338,000)
	$9,113,000	$(46,000)	$251,590,000	$(54,270,000)	$260,703,000	$(54,316,000)

As of December 31, 2023, there were 226 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at December 31, 2023 aggregated by major security type and length of time in a continuous unrealized loss position:

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
As of March 31, 2023, there were 232 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at March 31, 2023 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$19,518,000	$(6,509,000)	$19,518,000	$(6,509,000)
Mortgage-backed securities	29,453,000	(1,075,000)	199,483,000	(37,636,000)	228,936,000	(38,711,000)
State and political subdivisions	8,540,000	(130,000)	23,076,000	(5,984,000)	31,616,000	(6,114,000)
Asset-backed securities	—	—	3,284,000	(63,000)	3,284,000	(63,000)
	$37,993,000	$(1,205,000)	$245,361,000	$(50,192,000)	$283,354,000	$(51,397,000)

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the Mortgage-backed securities owned were issued either by a U.S. Government Agency (GNMA) or a Government Sponsored Enterprise (FNMA or FHLMC). HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of March 31, 2024. HTM corporate debt holdings consist of 13 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each were in good standing as of March 31, 2024.

The following table presents the activity in the ACL for HTM debt securities by major security type for the three months ended March 31, 2024:

	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$222,000	$212,000	$434,000
Credit loss expense (reduction)	(109,000)	(143,000)	(252,000)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$113,000	$69,000	$182,000
There was no ACL on U.S. Government-sponsored enterprise, agency securities, or mortgage-backed securities as of March 31, 2024.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2024, none of the Company’s HTM debt securities were past due or on non-accrual status.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $54,000, net of taxes, at March 31, 2024. This compares to $56,000 and $60,000, net of taxes, at December 31, 2023 and March 31, 2023, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of March 31, 2024 and 2023, and December 31, 2023, the Bank's investment in FHLBB stock totaled $4,896,000, $2,837,000 and $2,348,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at March 31, 2024 and 2023, and December 31, 2023.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through March 31, 2024. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
The Company periodically reviews and updates the segmentation of its loan portfolio. Updates performed in conjunction with adoption of ASC 326 in 2023 consisted of reporting what had been a single class, commercial real estate loans, as three classes - commercial real estate owner occupied, commercial real estate non-owner occupied, and commercial multi-family. In addition home equity installment loans which had previously been included in the residential term class were included in the home equity revolving and term class. In the current reporting period, a new segment has been established for Agriculture loans; certain prior period information of these loans continues to be included the C&I and CRE non-owner occupied segments.

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of March 31, 2024 and 2023 and at December 31, 2023:

	March 31, 2024		December 31, 2023		March 31, 2023
Commercial
Real estate owner occupied	$327,496,000	15.1%	$314,819,000	14.8%	$285,224,000	14.4%
Real estate non-owner occupied	399,658,000	18.4%	390,167,000	18.3%	380,922,000	19.2%
Construction	85,817,000	3.9%	88,673,000	4.2%	72,705,000	3.7%
C&I	321,855,000	14.8%	315,026,000	14.8%	294,885,000	14.9%
Multifamily	101,344,000	4.7%	93,476,000	4.4%	81,089,000	4.1%
Agriculture	45,064,000	2.1%	45,230,000	2.1%	48,338,000	2.4%
Municipal	54,746,000	2.5%	51,423,000	2.4%	47,166,000	2.4%
Residential
Term	678,093,000	31.1%	674,855,000	31.7%	606,849,000	30.5%
Construction	34,824,000	1.6%	32,358,000	1.5%	52,712,000	2.7%
Home Equity
Revolving and term	105,814,000	4.9%	104,026,000	4.9%	93,522,000	4.7%
Consumer	19,035,000	0.9%	19,401,000	0.9%	19,435,000	1.0%
Total	$2,173,746,000	100.0%	$2,129,454,000	100.0%	$1,982,847,000	100.0%

Loan balances include net deferred loan costs of $11,745,000 as of March 31, 2024, $11,479,000 as of December 31, 2023, and $10,315,000 as of March 31, 2023. Net deferred loan costs have increased from a year ago and year-to-date based upon loan origination unit volume over the periods, prepayments, and normal repayment activity. Loan balances in the Residential Term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment added $313,000 to the loan balances as of March 31, 2024 and $2,149,000 as of December 31, 2023; there was no such adjustment as of March 31, 2023.
Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $565,047,000 at March 31, 2024, were used to collateralize borrowings from the FHLBB. This compares to qualifying loans which totaled $561,574,000 at December 31, 2023, and $527,949,000 at March 31, 2023. In addition, commercial, residential construction and home equity loans totaling $322,124,000 at March 31, 2024, $320,083,000 at December 31, 2023, and $373,791,000 at March 31, 2023, were used to collateralize a standby line of credit at the FRBB.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2024, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$283,000	$164,000	$—	$447,000	$327,049,000	$327,496,000	$—
Real estate non-owner occupied	—	—	—	—	399,658,000	399,658,000	—
Construction	—	—	—	—	85,817,000	85,817,000	—
C&I	58,000	14,000	15,000	87,000	321,768,000	321,855,000	—
Multifamily	—	—	—	—	101,344,000	101,344,000	—
Agriculture	119,000	—	—	119,000	44,945,000	45,064,000	—
Municipal	—	—	—	—	54,746,000	54,746,000	—
Residential
Term	36,000	47,000	746,000	829,000	677,264,000	678,093,000	48,000
Construction	—	—	—	—	34,824,000	34,824,000	—
Home equity
Revolving and term	363,000	—	33,000	396,000	105,418,000	105,814,000	—
Consumer	158,000	10,000	2,000	170,000	18,865,000	19,035,000	2,000
Total	$1,017,000	$235,000	$796,000	$2,048,000	$2,171,698,000	$2,173,746,000	$50,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$—	$—	$—	$314,819,000	$314,819,000	$—
Real estate non-owner occupied	—	—	—	—	393,636,000	393,636,000	—
Construction	—	9,000	8,000	17,000	88,656,000	88,673,000	—
C&I	714,000	35,000	120,000	869,000	355,918,000	356,787,000	10,000
Multifamily	—	—	—	—	93,476,000	93,476,000	—
Municipal	31,000	—	—	31,000	51,392,000	51,423,000	—
Residential
Term	254,000	818,000	728,000	1,800,000	673,055,000	674,855,000	360,000
Construction	—	—	—	—	32,358,000	32,358,000	—
Home equity
Revolving and term	495,000	95,000	26,000	616,000	103,410,000	104,026,000	—
Consumer	475,000	22,000	58,000	555,000	18,846,000	19,401,000	59,000
Total	$1,969,000	$979,000	$940,000	$3,888,000	$2,125,566,000	$2,129,454,000	$429,000

Information on the past-due status of loans by class of financing receivable as of March 31, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$1,000	$151,000	$152,000	$285,072,000	$285,224,000	$—
Real estate non-owner occupied	—	—	—	—	384,457,000	384,457,000	—
Construction	—	—	—	—	72,705,000	72,705,000	—
C&I	106,000	12,000	182,000	300,000	339,388,000	339,688,000	34,000
Multifamily	—	—	—	—	81,089,000	81,089,000	—
Municipal	—	—	—	—	47,166,000	47,166,000	—
Residential
Term	260,000	207,000	339,000	806,000	606,043,000	606,849,000	173,000
Construction	—	—	—	—	52,712,000	52,712,000	—
Home equity
Revolving and term	498,000	6,000	64,000	568,000	92,954,000	93,522,000	—
Consumer	104,000	15,000	1,000	120,000	19,315,000	19,435,000	1,000
Total	$968,000	$241,000	$737,000	$1,946,000	$1,980,901,000	$1,982,847,000	$208,000
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

The following table presents the amortized costs basis of loans on nonaccrual status as of March 31, 2024, December 31, 2023 and March 31, 2023:

	March 31, 2024			December 31, 2023			March 31, 2023
Dollars in thousands	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual
Commercial
Real estate owner occupied	$—	$—	$—	$—	$—	$—	$—	$152,000	$152,000
Real estate non-owner occupied	—	—	—	—	—	—	—	—	—
Construction	—	20,000	20,000	—	29,000	29,000	—	23,000	23,000
C&I	346,000	48,000	394,000	354,000	184,000	538,000	530,000	118,000	648,000
Multifamily	—	—	—	—	—	—	—	—	—
Agriculture	—	33,000	33,000	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—	—
Residential							—	—	—
Term	—	1,959,000	1,959,000	304,000	1,011,000	1,315,000	—	443,000	443,000
Construction	—	—	—	—	—	—	—	—	—
Home equity							—	—	—
Revolving and term	—	304,000	304,000	—	296,000	296,000	—	534,000	534,000
Consumer	—	—	—	—	—	—	—	—	—
Total	$346,000	$2,364,000	$2,710,000	$658,000	$1,520,000	$2,178,000	$530,000	$1,270,000	$1,800,000

Individually Analyzed Loans: IAL include loans placed on non-accrual and loans reported as TDR prior to adoption of ASU 2022-02 with balances of $250,000 or more. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.
The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2024 by collateral type:

Collateral Type
	Residential Real Estate	Total
Commercial
Real estate owner occupied	$—	$—
Real estate non-owner occupied	—	—
Construction	—	—
C&I	—	—
Multifamily	—	—
Agriculture	—	—
Municipal	—	—
Residential
Term	950,000	950,000
Construction	—	—
Home Equity
Revolving and term	—	—
Consumer	—	—
Total	$950,000	$950,000
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
For the period ended March 31, 2023, IAL include all loans that had been reported as TDR loans prior to adoption of ASU 2022-02 and loans placed on non-accrual. The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2023 by collateral type:

	Collateral Type
	Commercial Real Estate	Residential Real Estate	Equipment[1]	Total
Commercial
Real estate owner occupied	$198,000	$—	$—	$198,000
Real estate non-owner occupied	844,000	—	—	844,000
Construction	23,000	—	—	23,000
C&I	79,000	—	192,000	271,000
Multifamily	—	—	—	—
Municipal	—	—	—	—
Residential
Term	—	1,438,000	—	1,438,000
Construction	—	—	—	—
Home Equity
Revolving and term	—	534,000	—	534,000
Consumer	—	—	—	—
Total	$1,144,000	$1,972,000	$192,000	$3,308,000
1Collateral may consist of a boat, vehicle or other equipment.

Loan Modifications to Borrowers Experiencing Financial Difficulty: Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief.
The following tables represent loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended March 31, 2024:

	Payment Deferral
	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivable
Commercial
Construction	$69,000	0.08%
C&I	61,000	0.02%
Multifamily	1,932,000	1.91%
Residential
Term	1,023,000	0.15%
Total	$3,085,000

	Payment Deferral & Term Extension
	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivable
Home Equity
Revolving and Term	$69,000	0.07%
Total	$69,000

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2024:

Payment Deferral
Financial Effect
Commercial
Construction	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.
Multifamily	Temporary payment accommodation, payments deferred to end of loan.
Residential
Term	Temporary payment accommodation, payments deferred to end of loan.

Payment Deferral & Term Extension
Financial Effect
Home Equity
Revolving and Term	Temporary payment accommodation, extended term 60 days.

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

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the previous 12 months:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$786,000	$—	$—	$—
Construction	69,000	—	—	—
C&I	96,000	—	—	—
Multifamily	1,932,000	—	—	—
Residential
Term	1,023,000	—	—	—
Home Equity
Revolving and term	70,000	—	—	—
Consumer	34,000	—	—	—
Total	$4,010,000	$—	$—	$—

The following table depicts the performance of loans that have been modified during the three months ended March 31, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
C&I	$227,000	$—	$—	$23,000
Total	$227,000	$—	$—	$23,000

Residential Mortgage Loans in Process of Foreclosure
As of March 31, 2024, there were four mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $510,000. This compares to five mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $400,000 as of December 31, 2023 and two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $166,000 March 31, 2023.

Note 4. Allowance for Credit Losses
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

Loan Portfolio Composition & Risk Characteristics: The loan portfolio is segmented into eleven classes and credit risk is evaluated separately in each class. Major risk characteristics relevant to each portfolio segment are as follows:
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
Agriculture - agriculture loans consist mostly of amortizing term loans and revolving lines of credit made to borrowers in agriculture related industries. For the Company, this includes loans made to land based agricultural production and to participants in the fishing industry. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Loans are primarily paid by the cash flow generated from the agricultural property or operation of equipment. Risk factors typically include competitive market forces, overall economic demand for the product, and may be further influenced by weather conditions which impact growing and/or harvesting, or other factors such as changes in government regulation(s).
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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 43.4% of total Bank capital as of March 31, 2024 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 223.7% of total Bank capital at March 31, 2024, below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the ACL as of March 31, 2024, by class of financing receivable and allowance element, is presented in the following table:

As of March 31, 2024	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,177,000	$1,003,000	$5,180,000
Real estate non-owner occupied	—	3,730,000	535,000	4,265,000
Construction	—	910,000	(90,000)	820,000
C&I	221,000	4,001,000	861,000	5,083,000
Multifamily	—	1,348,000	159,000	1,507,000
Agriculture	—	358,000	34,000	392,000
Municipal	—	38,000	156,000	194,000
Residential
Term	22,000	4,587,000	745,000	5,354,000
Construction	—	648,000	(86,000)	562,000
Home Equity
Revolving and term	—	554,000	123,000	677,000
Consumer	—	158,000	15,000	173,000
	$243,000	$20,509,000	$3,455,000	$24,207,000
A breakdown of the ACL as of December 31, 2023, by class of financing receivable and allowance element, is presented in the following table:

As of December 31, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,891,000	$742,000	$4,633,000
Real estate non-owner occupied	—	3,759,000	526,000	4,285,000
Construction	—	1,849,000	129,000	1,978,000
C&I	223,000	4,238,000	540,000	5,001,000
Multifamily	—	1,237,000	81,000	1,318,000
Municipal	—	307,000	27,000	334,000
Residential
Term	41,000	4,224,000	726,000	4,991,000
Construction	—	642,000	(24,000)	618,000
Home Equity
Revolving and term	—	469,000	157,000	626,000
Consumer	—	217,000	29,000	246,000
	$264,000	$20,833,000	$2,933,000	$24,030,000

A breakdown of the ACL as of March 31, 2023, by class of financing receivable and allowance element, is presented in the following table:

As of March 31, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,792,000	$678,000	$4,470,000
Real estate non-owner occupied	—	3,914,000	508,000	4,422,000
Construction	—	1,729,000	55,000	1,784,000
C&I	291,000	3,937,000	610,000	4,838,000
Multifamily	—	1,146,000	60,000	1,206,000
Municipal	—	272,000	35,000	307,000
Residential
Term	94,000	3,786,000	728,000	4,608,000
Construction	—	939,000	10,000	949,000
Home Equity
Revolving and term	3,000	457,000	143,000	603,000
Consumer	—	244,000	27,000	271,000
	$388,000	$20,216,000	$2,854,000	$23,458,000
The ACL as a percent of total loans stood at 1.11% as of March 31, 2024, 1.13% at December 31, 2023 and 1.18% as of March 31, 2023.

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the three months ended March 31, 2024:

Allowance for credit losses:
Beginning balance	$1,255,000
Credit loss reduction	(360,000)
Total ending allowance balance	$895,000

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of March 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2024
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$10,565	$66,273	$75,952	$40,501	$28,584	$85,709	$10,728	$—	$318,312
Special Mention (risk rating 6)	—	1,903	—	—	—	6,428	50	—	8,381
Substandard (risk rating 7)	—	283	—	—	—	520	—	—	803
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	10,565	68,459	75,952	40,501	28,584	92,657	10,778	—	327,496
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate non-owner occupied
Pass (risk rating 1-5)	2,669	34,878	76,822	124,788	47,560	107,295	5,646	—	399,658
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	2,669	34,878	76,822	124,788	47,560	107,295	5,646	—	399,658
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	4,032	30,768	37,898	8,592	1,529	2,929	—	—	85,748
Special Mention (risk rating 6)	—	—	—	69	—	—	—	—	69
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	4,032	30,768	37,898	8,661	1,529	2,929	—	—	85,817
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	14,720	41,357	52,070	45,491	17,868	28,896	89,309	859	290,570
Special Mention (risk rating 6)	—	23,905	146	296	390	3,166	2,805	—	30,708
Substandard (risk rating 7)	—	—	361	54	—	34	128	—	577
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	14,720	65,262	52,577	45,841	18,258	32,096	92,242	859	321,855
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Multifamily
Pass (risk rating 1-5)	4,517	12,360	34,562	17,855	14,913	13,319	530	—	98,056
Special Mention (risk rating 6)	—	—	1,020	—	912	—	—	—	1,932
Substandard (risk rating 7)	—	—	—	1,356	—	—	—	—	1,356
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	4,517	12,360	35,582	19,211	15,825	13,319	530	—	101,344
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Agriculture
Pass (risk rating 1-5)	4,330	3,738	7,534	4,325	15,357	7,974	670	234	44,162
Special Mention (risk rating 6)	21	—	—	—	—	—	600	—	621
Substandard (risk rating 7)	—	87	—	33	—	161	—	—	281
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	4,351	3,825	7,534	4,358	15,357	8,135	1,270	234	45,064
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2024
Municipal
Pass (risk rating 1-5)	2,420	21,146	4,714	4,335	9,770	12,361	—	—	54,746
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	2,420	21,146	4,714	4,335	9,770	12,361	—	—	54,746
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	10,439	64,948	157,400	138,399	91,824	209,986	3,011	127	676,134
Non-performing	—	—	299	269	404	987	—	—	1,959
Total Term	10,439	64,948	157,699	138,668	92,228	210,973	3,011	127	678,093
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	1,329	29,910	2,246	—	1,339	—	—	—	34,824
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	1,329	29,910	2,246	—	1,339	—	—	—	34,824
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	3,594	10,114	9,134	2,007	1,175	2,166	66,901	10,419	105,510
Non-performing	—	—	—	—	—	104	18	182	304
Total Home Equity Revolving and Term	3,594	10,114	9,134	2,007	1,175	2,270	66,919	10,601	105,814
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	775	3,347	1,806	1,055	1,625	4,724	5,703	—	19,035
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	775	3,347	1,806	1,055	1,625	4,724	5,703	—	19,035
Current period gross write-offs	—	(11)	(41)	(21)	(5)	(18)	—	—	(96)
Total loans	$59,411	$345,017	$461,964	$389,425	$233,250	$486,759	$186,099	$11,821	$2,173,746

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$64,693	$73,920	$40,782	$28,716	$29,856	$59,236	$8,993	$—	$306,196
Special Mention (risk rating 6)	1,903	—	—	—	5,605	313	—	—	7,821
Substandard (risk rating 7)	283	—	—	—	503	16	—	—	802
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	66,879	73,920	40,782	28,716	35,964	59,565	8,993	—	314,819
Current period gross write-offs	—	—	—	—	—	40	—	—	40
Real estate non-owner occupied
Pass (risk rating 1-5)	30,666	70,442	129,299	47,959	27,159	83,820	4,230	—	393,575
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	61	—	—	61
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	30,666	70,442	129,299	47,959	27,159	83,881	4,230	—	393,636
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	29,781	45,130	8,705	1,581	1,034	2,373	—	—	88,604
Special Mention (risk rating 6)	—	—	69	—	—	—	—	—	69
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	29,781	45,130	8,774	1,581	1,034	2,373	—	—	88,673
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	49,147	61,628	51,848	33,955	6,103	32,032	87,949	973	323,635
Special Mention (risk rating 6)	23,970	3,414	267	546	—	3,373	330	—	31,900
Substandard (risk rating 7)	126	354	35	—	180	455	102	—	1,252
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	73,243	65,396	52,150	34,501	6,283	35,860	88,381	973	356,787
Current period gross write-offs	—	114	—	—	16	23	—	—	153
Multifamily
Pass (risk rating 1-5)	12,046	30,565	18,053	15,033	5,540	8,527	416	—	90,180
Special Mention (risk rating 6)	—	1,020	—	912	—	—	—	—	1,932
Substandard (risk rating 7)	—	—	1,364	—	—	—	—	—	1,364
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	12,046	31,585	19,417	15,945	5,540	8,527	416	—	93,476
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass (risk rating 1-5)	20,210	4,741	3,982	9,775	5,156	7,559	—	—	51,423
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	20,210	4,741	3,982	9,775	5,156	7,559	—	—	51,423
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Residential
Term
Performing	65,605	156,495	140,254	93,774	39,896	174,341	3,046	129	673,540
Non-performing	—	304	—	40	300	671	—	—	1,315
Total Term	65,605	156,799	140,254	93,814	40,196	175,012	3,046	129	674,855
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	25,007	6,012	—	1,339	—	—	—	—	32,358
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	25,007	6,012	—	1,339	—	—	—	—	32,358
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	10,519	9,319	2,031	1,197	584	1,655	68,006	10,419	103,730
Non-performing	—	—	—	—	—	112	19	165	296
Total Home Equity Revolving and Term	10,519	9,319	2,031	1,197	584	1,767	68,025	10,584	104,026
Current period gross write-offs	—	50	—	—	—	—	—	—	50
Consumer
Performing	3,664	2,042	1,175	1,794	455	4,564	5,707	—	19,401
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	3,664	2,042	1,175	1,794	455	4,564	5,707	—	19,401
Current period gross write-offs	5	46	31	30	7	75	—	—	194
Total loans	$337,620	$465,386	$397,864	$236,621	$122,371	$379,108	$178,798	$11,686	$2,129,454

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of March 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total
As of March 31, 2023
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$15,632	$77,722	$43,127	$30,277	$39,979	$78,184	$284,921
Special Mention (risk rating 6)	25	—	—	—	—	—	25
Substandard (risk rating 7)	—	—	—	—	—	278	278
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	15,657	77,722	43,127	30,277	39,979	78,462	285,224
Current period gross write-offs	—	—	—	—	—	39	39
Real estate non-owner occupied
Pass (risk rating 1-5)	12,167	72,434	132,514	49,921	28,367	88,991	384,394
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	63	63
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	12,167	72,434	132,514	49,921	28,367	89,054	384,457
Current period gross write-offs	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	3,205	46,630	7,796	421	234	834	59,120
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Construction	3,205	46,630	7,796	421	234	834	59,120
Current period gross write-offs	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	25,052	112,238	78,357	59,431	9,229	47,179	331,486
Special Mention (risk rating 6)	—	41	268	400	—	12	721
Substandard (risk rating 7)	—	378	35	13	218	684	1,328
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total C&I	25,052	112,657	78,660	59,844	9,447	47,875	333,535
Current period gross write-offs	—	—	—	—	—	—	—
Multifamily
Pass (risk rating 1-5)	3,496	21,254	22,160	16,333	5,972	11,874	90,180
Special Mention (risk rating 6)	—	—	—	—	—	—	1,932
Substandard (risk rating 7)	—	—	—	—	—	—	1,364
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Multifamily	3,496	21,254	22,160	16,333	5,972	11,874	93,476
Current period gross write-offs	—	—	—	—	—	—	—
Municipal
Pass (risk rating 1-5)	6,785	7,186	6,518	11,063	5,732	9,882	47,166
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Municipal	6,785	7,186	6,518	11,063	5,732	9,882	47,166
Current period gross write-offs	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total
As of March 31, 2023
Residential
Term
Pass (risk rating 1-5)	6,640	51,206	34,748	16,901	6,777	18,211	134,483
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	59	59
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Term	6,640	51,206	34,748	16,901	6,777	18,270	134,542
Current period gross write-offs	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	1,310	5,915	3,219	1,046	—	—	11,490
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Construction	1,310	5,915	3,219	1,046	—	—	11,490
Current period gross write-offs	—	—	—	—	—	—	—
Home Equity Revolving and Term
Pass (risk rating 1-5)	1,472	10,440	2,194	1,453	445	1,735	17,739
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	185	185
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Home Equity Revolving and Term	1,472	10,440	2,194	1,453	445	1,920	17,924
Current period gross write-offs	—	—	—	—	—	—	—
Consumer
Pass (risk rating 1-5)	190	—	—	—	—	1	191
Special Mention (risk rating 6)	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—
Total Consumer	190	—	—	—	—	1	191
Current period gross write-offs	—	6	7	11	2	11	37
Total loans	$75,974	$405,444	$330,936	$187,259	$96,953	$258,172	$1,354,738

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
The following table presents ACL activity by class for the three months ended March 31, 2024:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the three months ended March 31, 2024
Beginning balance	$4,633	$4,285	$1,978	$5,001	$1,318	$—	$334	$4,991	$618	$626	$246	$24,030
Charge offs	—	—	—	—	—	—	—	—	—	—	(96)	(96)
Recoveries	100	—	—	23	—	—	—	25	—	3	23	174
Provision (credit)	447	(20)	(1,158)	59	189	392	(140)	338	(56)	48	—	99
Ending balance	$5,180	$4,265	$820	$5,083	$1,507	$392	$194	$5,354	$562	$677	$173	$24,207
The following table presents ACL activity by class for the year ended December 31, 2023:

Dollars in thousands	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the year ended December 31, 2023
Beginning balance prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Charge offs	(40)	—	—	(153)	—	—	—	—	(50)	(194)	—	(437)
Recoveries	2	75	—	3	—	—	14	—	13	97	—	204
Provision (credit)	241	(105)	214	409	134	40	540	(316)	90	83	—	1,330
Impact of adopting ASC 326	(1,686)	4,315	943	1,645	1,184	132	1,878	735	(456)	(802)	(1,678)	6,210
Ending balance	$4,633	$4,285	$1,978	$5,001	$1,318	$334	$4,991	$618	$626	$246	$—	$24,030

The following table presents ACL activity by class for the three months ended March 31, 2023:

Dollars in thousands	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the three months ended March 31, 2023
Beginning balance prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Charge offs	(39)	—	—	—	—	—	—	—	—	(37)	—	(76)
Recoveries	—	—	—	2	—	—	2	—	4	43	—	51
Provision	79	107	20	94	22	13	169	15	26	5	—	550
Impact of adopting ASC 326	(1,686)	4,315	943	1,645	1,184	132	1,878	735	(456)	(802)	(1,678)	6,210
Ending balance	$4,470	$4,422	$1,784	$4,838	$1,206	$307	$4,608	$949	$603	$271	$—	$23,458

As of March 31, 2024, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

Macroeconomic loss drivers: The following loss drivers for each loan segment were used to calculate the expected probability of default over the forecast and reversion period:

•Commercial Real Estate Owner Occupied: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial Real Estate Non-Owner Occupied: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial Construction: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial & Industrial: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial Multifamily: FOMC median forecast of national unemployment
•Commercial Agriculture: FOMC median forecasts of national unemployment and change in national real GDP
•Municipal: Probability of default is measured based upon an index supplied by a nationally recognized ratings agency
•Residential Real Estate Term: FOMC median forecasts of national unemployment and change in national real GDP
•Residential Real Estate Construction: FOMC median forecast of national unemployment and change in national real GDP
•Home Equity Revolving & Term: FOMC median forecasts of national unemployment and change in national real GDP
•Consumer: FOMC median forecasts of national unemployment and change in national real GDP

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
As of March 31, 2024, 131,419 shares of restricted stock had been granted under the 2020 Plan, of which 88,268 shares remain restricted as of March 31, 2024 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2022	3.0	23,654	0.8
2022	2.5	1,250	0.8
2023	3.0	27,559	1.8
2023	2.0	2,946	0.8
2024	3.0	28,337	2.8
2024	2.0	2,119	1.8
2024	1.0	2,403	0.8
		88,268	1.8
The compensation cost related to these non-vested restricted stock grants is $2,569,000 and is recognized over the vesting terms of each grant. In the three months ended March 31, 2024, $231,000 of expense was recognized for these restricted shares, leaving $1,486,000 in unrecognized expense as of March 31, 2024. In the three months ended March 31, 2023, $184,000 of expense was recognized for restricted shares, leaving $1,501,000 in unrecognized expense as of March 31, 2023.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $204,000 and $212,000 for the three months ended March 31, 2024 and 2023, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2024 and 2023:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2024
Net income as reported	$6,021,000
Basic EPS: Income available to common shareholders	6,021,000	11,033,857	$0.55
Effect of dilutive securities: restricted stock		85,964
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,021,000	11,119,821	$0.54
For the three months ended March 31, 2023
Net income as reported	$7,971,000
Basic EPS: Income available to common shareholders	7,971,000	10,948,513	$0.73
Effect of dilutive securities: restricted stock		117,734
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,971,000	11,066,247	$0.72

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $315,000 and $326,000 for the three months ended March 31, 2024 and 2023, respectively.
Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $37,000 and $41,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the associated accrued liability included in other liabilities in the balance sheet was $2,629,000 compared to $2,664,000 and $2,862,000 at December 31, 2023 and March 31, 2023, respectively.
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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$1,091,000	$1,050,000
Interest cost	—	5,000
Benefits paid	(21,000)	(22,000)
Benefit obligation at end of period	$1,070,000	$1,033,000
Funded status
Benefit obligation at end of period	$(1,070,000)	$(1,033,000)
Unamortized gain	(384,000)	(345,000)
Accrued benefit cost at end of period	$(1,454,000)	$(1,378,000)
The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2024	2023
Components of net periodic benefit cost
Interest cost	$—	$5,000
Net periodic benefit cost	$—	$5,000
Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	March 31, 2024	December 31, 2023	March 31, 2023
Unamortized net actuarial gain	$384,000	$384,000	$345,000
Deferred tax expense	(81,000)	(81,000)	(72,000)
Net unrecognized postretirement benefits included in AOCI	$303,000	$303,000	$273,000

A weighted average discount rate of 4.67% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.00%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2024 are $84,000. Plan expense for 2024 is estimated to be $0. A 1.00% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost, and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024	2023
Balance at beginning of period	$(39,575,000)	$(44,718,000)
Unrealized (losses) gains arising during the period	(4,102,000)	5,292,000
Related deferred taxes	861,000	(1,111,000)
Net change	(3,241,000)	4,181,000
Balance at end of period	$(42,816,000)	$(40,537,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024	2023
Balance at beginning of period	$(56,000)	$(64,000)
Amortization of net unrealized gains	3,000	5,000
Related deferred taxes	(1,000)	(1,000)
Net change	2,000	4,000
Balance at end of period	$(54,000)	$(60,000)

The following table presents the effect of the Company's derivative financial instruments included in OCI for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024	2023
Balance at beginning of period	$300,000	$544,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	551,000	(3,463,000)
Related deferred taxes	(116,000)	727,000
Net change	435,000	(2,736,000)
Balance at end of period	$735,000	$(2,192,000)
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the three months ended March 31, 2024 and 2023.

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

The details of the Bank's swap agreements are as follows:

					March 31, 2024		December 31, 2023		March 31, 2023
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
04/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	$—	$—	$—	$—	$10,000,000	$133,000
04/27/2022	01/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	—	—	10,000,000	22,000	10,000,000	176,000
04/27/2022	04/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	10,000,000	21,000	10,000,000	86,000	10,000,000	209,000
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other (Liabilities) Assets	75,000,000	910,000	75,000,000	272,000	75,000,000	(196,000)
					$85,000,000	$931,000	$95,000,000	$380,000	$105,000,000	$322,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	$40,000,000	$(126,000)	$40,000,000	$(581,000)	$40,000,000	$(1,062,000)
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(132,000)	30,000,000	(598,000)	30,000,000	(958,000)
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(127,000)	30,000,000	(678,000)	30,000,000	(1,076,000)
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other Assets	50,000,000	72,000	50,000,000	(292,000)	—	—
					$150,000,000	$(313,000)	$150,000,000	$(2,149,000)	$100,000,000	$(3,096,000)
Total swap agreements					$235,000,000	$618,000	$245,000,000	$(1,769,000)	$205,000,000	$(2,774,000)

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

At March 31, 2024 and December 31, 2023, there were seven customer loan swap arrangements in place. This compares to six customer loan swap arrangements in place at March 31, 2023. The details of the Bank's customer loan swap arrangements are detailed below:

		March 31, 2024			December 31, 2023			March 31, 2023
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	7	$40,593,000	$4,778,000	6	$36,286,000	$4,259,000	6	$37,129,000	$4,098,000
Pay Fixed, Receive Variable	Other Liabilities	—	—	—	1	5,048,000	(89,000)	—	—	—
		7	40,593,000	4,778,000	7	41,334,000	4,170,000	6	37,129,000	4,098,000
Receive Fixed, Pay Variable	Other Assets	—	—	—	1	5,048,000	89,000	—	—	—
Receive Fixed, Pay Variable	Other Liabilities	7	40,593,000	(4,778,000)	6	36,286,000	(4,259,000)	6	37,129,000	(4,098,000)
		7	40,593,000	(4,778,000)	7	41,334,000	(4,170,000)	6	37,129,000	(4,098,000)
Total		14	$81,186,000	$—	14	$82,668,000	$—	12	$74,258,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At March 31, 2024, there was no collateral posted on its swap contracts or required amount to be pledged.
Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2024, the prepayment assumption using the PSA model was 101, which translates into an anticipated prepayment rate of 4.85%. The discount rate is 9.75%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2024 and 2023, servicing rights capitalized totaled $4,000 and $7,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2024 and 2023 were $84,000 and $98,000, respectively. The fair value of servicing rights was $3,423,000, $3,583,000, and $3,505,000 at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The Bank serviced loans for others totaling $315,414,000, $321,178,000, and $337,585,000 at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2024	December 31, 2023	March 31, 2023
Mortgage servicing rights	$8,705,000	$8,702,000	$8,661,000
Accumulated amortization	(6,609,000)	(6,525,000)	(6,259,000)
Carrying value	$2,096,000	$2,177,000	$2,402,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2024 and 2023, and at December 31, 2023:

	March 31, 2024	December 31, 2023	March 31, 2023
Certificates of deposit < $100,000	$655,576,000	$646,818,000	$592,052,000
Certificates $100,000 to $250,000	244,148,000	251,192,000	278,151,000
Certificates $250,000 and over	165,703,000	172,237,000	139,464,000
	$1,065,427,000	$1,070,247,000	$1,009,667,000
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
Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2024 and 2023, and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024, December 31, 2023 and March 31, 2023.

	At March 31, 2024
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,693,000	$—	$19,693,000
Mortgage-backed securities	—	218,002,000	—	218,002,000
State and political subdivisions	—	33,950,000	—	33,950,000
Asset-backed securities	—	2,806,000	—	2,806,000
Total securities available for sale	—	274,451,000	—	274,451,000
Interest rate swap agreements	—	1,003,000	—	1,003,000
Customer loan interest swap agreements	—	4,778,000	—	4,778,000
Total interest rate swap agreements	—	5,781,000	—	5,781,000
Total assets	$—	$280,232,000	$—	$280,232,000

	At March 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$385,000	$—	$385,000
Customer loan interest swap agreements	—	4,778,000	—	4,778,000
Total liabilities	$—	$5,163,000	$—	$5,163,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,830,000	$—	$19,830,000
Mortgage-backed securities	—	224,597,000	—	224,597,000
State and political subdivisions	—	34,645,000	—	34,645,000
Asset-backed securities	—	2,981,000	—	2,981,000
Total securities available for sale	—	282,053,000	—	282,053,000
Interest rate swap agreements	—	380,000	—	380,000
Customer loan interest swap agreements	—	4,348,000	—	4,348,000
Total interest rate swap agreements	—	4,728,000	—	4,728,000
Total assets	$—	$286,781,000	$—	$286,781,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,149,000	$—	$2,149,000
Customer loan interest swap agreements	$—	$4,348,000	$—	$4,348,000
Total liabilities	$—	$6,497,000	$—	$6,497,000

	At March 31, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,518,000	$—	$19,518,000
Mortgage-backed securities	—	231,091,000	—	231,091,000
State and political subdivisions	—	34,349,000	—	34,349,000
Asset-backed securities	—	3,284,000	—	3,284,000
Total securities available for sale	—	288,242,000	—	288,242,000
Interest rate swap agreements	—	518,000	—	518,000
Customer loan interest swap agreements	—	4,098,000	—	4,098,000
Total interest swap agreements	—	4,616,000	—	4,616,000
Total assets	$—	$292,858,000	$—	$292,858,000

	At March 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$3,293,000	$—	$3,293,000
Customer loan interest swap agreements	$—	$4,098,000	$—	$4,098,000
Total liabilities	$—	$7,391,000	$—	$7,391,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve for each of the periods presented. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. There were no collateral-dependent IAL with a related specific ACL or a partial charge off at March 31, 2024.

IAL below are presented net of specific allowances of $19,000 and $132,000 at December 31, 2023, and March 31, 2023, respectively.

	At March 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,423,000	$—	$3,423,000
Total assets	$—	$3,423,000	$—	$3,423,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,583,000	$—	$3,583,000
Individually analyzed loans	—	285,000	—	285,000
Total assets	$—	$3,868,000	$—	$3,868,000

	At March 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,505,000	$—	$3,505,000
Individually analyzed loans	—	20,000	—	20,000
Total assets	$—	$3,525,000	$—	$3,525,000

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

The carrying amount and estimated fair values for financial instruments as of March 31, 2024 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$379,453,000	$327,816,000	$—	$327,816,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	717,709,000	679,690,000	—	—	679,690,000
Construction	84,997,000	80,494,000	—	—	80,494,000
Other	461,281,000	446,607,000	—	—	446,607,000
Municipal	54,552,000	51,889,000	—	—	51,889,000
Residential
Term	672,739,000	602,025,000	—	—	602,025,000
Construction	34,262,000	33,801,000	—	—	33,801,000
Home equity line of credit	105,137,000	104,938,000	—	—	104,938,000
Consumer	18,862,000	16,676,000	—	—	16,676,000
Total loans	2,149,539,000	2,016,120,000	—	—	2,016,120,000
Mortgage servicing rights	2,096,000	3,423,000	—	3,423,000	—
Financial liabilities
Local certificates of deposit	$370,364,000	$351,799,000	$—	$351,799,000	$—
National certificates of deposit	695,063,000	704,387,000	—	704,387,000	—
Total certificates of deposit	1,065,427,000	1,056,186,000	—	1,056,186,000	—
Repurchase agreements	47,845,000	47,734,000	—	47,734,000	—
Federal Home Loan Bank advances	106,934,000	81,863,000	—	81,863,000	—
Total borrowed funds	154,779,000	129,597,000	—	129,597,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2023 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$385,235,000	$338,570,000	$—	$338,570,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	699,537,000	658,732,000	—	—	658,732,000
Construction	86,695,000	81,638,000	—	—	81,638,000
Other	443,944,000	431,067,000	—	—	431,067,000
Municipal	51,089,000	46,806,000	—	—	46,806,000
Residential
Term	669,864,000	595,033,000	—	285,000	594,748,000
Construction	31,740,000	31,131,000	—	—	31,131,000
Home equity line of credit	103,400,000	102,858,000	—	—	102,858,000
Consumer	19,155,000	16,963,000	—	—	16,963,000
Total loans	2,105,424,000	1,964,228,000	—	285,000	1,963,943,000
Mortgage servicing rights	2,177,000	3,583,000	—	3,583,000	—
Financial liabilities
Local certificates of deposit	$293,466,000	$362,555,000	$—	$362,555,000	$—
National certificates of deposit	776,781,000	699,919,000	—	699,919,000	—
Total certificates of deposit	1,070,247,000	1,062,474,000	—	1,062,474,000	—
Repurchase agreements	49,576,000	49,462,000	—	49,462,000	—
Federal Home Loan Bank advances	20,076,000	20,074,000	—	20,074,000	—
Total borrowed funds	69,652,000	69,536,000	—	69,536,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2023 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$391,845,000	$344,053,000	$—	$344,053,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	660,789,000	630,944,000	—	—	630,944,000
Construction	70,921,000	67,440,000	—	—	67,440,000
Other	414,733,000	399,552,000	—	20,000	399,532,000
Municipal	46,859,000	44,635,000	—	—	44,635,000
Residential
Term	602,241,000	549,823,000	—	—	549,823,000
Construction	51,763,000	44,686,000	—	—	44,686,000
Home equity line of credit	92,919,000	94,010,000	—	—	94,010,000
Consumer	19,164,000	17,360,000	—	—	17,360,000
Total loans	1,959,389,000	1,848,450,000	—	20,000	1,848,430,000
Mortgage servicing rights	2,402,000	3,505,000	—	3,505,000	—
Financial liabilities
Local certificates of deposit	$336,449,000	$308,631,000	$—	$308,631,000	$—
National certificates of deposit	673,218,000	681,961,000	—	681,961,000	—
Total certificates of deposit	1,009,667,000	990,592,000	—	990,592,000	—
Repurchase agreements	51,500,000	51,392,000	—	51,392,000	—
Federal Home Loan Bank advances	32,381,000	32,376,000	—	32,376,000	—
Total borrowed funds	83,881,000	83,768,000	—	83,768,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU expands the use of proportional amortization method of accounting — currently allowed only for investments in low-income housing tax credit (LIHTC) structures — to equity investments in other tax credit structures that meet certain criteria. The proportional amortization method results in (1) the tax credit investment being amortized in proportion to the allocation of tax credits and other tax benefits in each period and (2) net presentation within the income tax line item. The ASU is effective beginning in 2024 for calendar year-end public business entities. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC, may result in these differences, as well as the "Risk Factors" in Part II, Item 1A listed below. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

Critical Accounting Policies
Management's discussion and analysis of the Company's financial condition and results of operations is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the ACL, fair value of securities, goodwill, the valuation of mortgage servicing rights, derivative financial instruments, and credit losses on securities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amounts derived from Management's estimates and assumptions under different assumptions or conditions
Allowance for Credit Losses. Management believes the ACL requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The ACL is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio, off-balance sheet commitments, and investment portfolio.
Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolio, quality trends as measured by key indicators, prior loan loss experience in major portfolio segments, local and national business conditions, economic forecasts, the results of any stress testing undertaken during the period, and Management's estimation of potential losses. Period-to-period changes to any or all of these of these factors could change the level of ACL required, in turn impacting our level of provision expense and ultimately our net income. Similarly, the use of different estimates or assumptions could produce different provisions for credit losses which would likely result in changes to the Company's net income.

In the current period the ACL-Loans increased by $177,000, the ACL-Off-Balance Commitments decreased by $360,000 and the ACL-HTM Securities decreased by $252,000. Further discussion of the ACL may be found in Note 2, "Investment Securities", Note 3, "Loans", and Note 4, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of March 31, 2024 the fair value of AFS securities decreased by $7.6 million and the fair value of HTM securities decreased by $10.8 million from that of December 31, 2023. These decreases are due to a combination of higher interest rates leading to lower market prices for the underlying securities and incoming cash flow from these investments being re-deployed to other segments of the balance sheet. Further discussion of the fair value of securities may be found in Note 2, "Investment Securities", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
Credit Loss Recognition on Securities. Another significant estimate related to investment securities is the evaluation of potential credit losses on investment securities. The evaluation of securities for potential credit losses is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized as a charge to the ACL. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if recognition of a loss is required. The primary factors considered in this evaluation (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities' market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant, including the expectation of receipt of all principal and interest when due. The Bank invests only in investment grade securities and no credit losses have been recognized on securities currently held. Further discussion of credit loss recognition on securities may be found in Note 2, "Investment Securities", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date a derivative contract is entered into, the derivative is designated as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The relationships between hedging instruments and hedged items is formally documented, as is the risk management objectives and strategy for undertaking various hedge transactions. Both at the hedge’s inception and on an ongoing basis, determination is made as to whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in OCI and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments, including customer loan swaps, are recorded at fair value with changes in fair value recorded in earnings. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate. Among the factors that may influence the fair value of a derivative instrument are changes in market interest rates, changes in the time remaining to maturity of the instrument, or credit quality of the counter-party. Further information, including period-to-period changes in the fair value of derivatives, may be found in Note 10, "Financial Derivative Instruments", to the consolidated financial statements contained in Item 1 of the Form 10-Q.

Risks and Uncertainties. The nation's economy continues to demonstrate areas of strength and areas of weakness. The high inflation experienced post-pandemic has moderated, yet continues to run above the FOMC's 2% target, and the pace of progress has slowed as evidenced by higher than expected readings of the Consumer Price Index in the first quarter of 2024. The labor market remains very tight with very low rates of unemployment and strong job creation, each contributing to inflationary pressure. To address the inflation problem, FOMC aggressively increased short-term interest rates throughout 2022 and into 2023, and has been on hold since the summer of 2023. The FOMC has signaled rate reductions beginning later this year, however recent discussion has pushed the timing of cuts out further and at less depth than initial guidance suggested. If the FOMC does not increase rates enough or cuts rates too early, it risks an ongoing inflation problem; an overshoot on maintaining elevated interest rates risks entering the economy into a recession. Concern continues to be expressed nationally on the commercial real estate market given high vacancy numbers in some locations. The ongoing conflicts between Russia and Ukraine, and Israel and Hamas, continue to contribute to geopolitical instability and add to economic uncertainty particularly in the energy sector. The recent near-failure and subsequent recapitalization of a large regional bank rekindled concerns that followed the failures in 2023 of several regional banks, which roiled markets and introduced new sources of uncertainty.
Any or all of these factors could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

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
The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2024 and 2023.

	For the three months ended March 31,
Dollars in thousands	2024	2023
Net interest income as presented	$14,880	$17,475
Effect of tax-exempt income	669	620
Net interest income, tax equivalent	$15,549	$18,095
The Company presents its efficiency ratio using non-GAAP information which is most commonly used by financial institutions. The GAAP-based efficiency ratio is non-interest expenses divided by net interest income plus non-interest income from the Consolidated Statements of Income. The non-GAAP efficiency ratio excludes any losses on sales of securities from non-interest expenses, excludes any gains on sales of securities from non-interest income, and adds the tax-equivalent adjustment to net interest income.

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the three months ended March 31,
Dollars in thousands	2024	2023
Non-interest expense, as presented	$11,761	$10,850
Net interest income, as presented	14,880	17,475
Effect of tax-exempt interest income	669	620
Non-interest income, as presented	3,640	3,569
Effect of non-interest tax-exempt income	45	44
Adjusted net interest income plus non-interest income	$19,234	$21,708
Non-GAAP efficiency ratio	61.15%	49.98%
GAAP efficiency ratio	63.50%	51.56%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the three months ended March 31,
Dollars in thousands	2024	2023
Average shareholders' equity as presented	$244,083	$237,518
Less average intangible assets	(30,827)	(30,853)
Average tangible shareholders' common equity	$213,256	$206,665
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the three months ended March 31,
Dollars in thousands	2024	2023
Net Income, as presented	$6,021	$7,971
Add: provision (reduction) for credit losses	(513)	550
Add: income taxes expense	1,251	1,673
Pre-tax, pre-provision net income	$6,759	$10,194

Executive Summary
Net income for the three months ended March 31, 2024 was $6.0 million, down $2.0 million or 24.5% from the same period in 2023 due primarily to a decrease in net interest income resulting from higher funding costs. Earnings per common share on a fully diluted basis were $0.54 for the three months ended March 31, 2024, down $0.18 or 25.0% from the $0.72 posted for the same period in 2023. Dividends totaling $0.35 per share have been declared year-to-date, representing a payout to our shareholders of 63.64% of basic earnings per share for the period.
Net interest income on a tax-equivalent basis was down $2.5 million or 14.1% in the three months ended March 31, 2024 compared to the same period in 2023. The tax equivalent net interest margin for the three months ended March 31, 2024, was 2.22%, down from 2.78% for the same period in 2023. The period to period change in net interest income and net interest margin is primarily attributable to increased funding costs.

Non-interest income for the three months ended March 31, 2024 was $3.6 million, up $71,000 or 2.0%, from the three months ended March 31, 2023. As compared to the prior year period, mortgage banking revenue decreased $62,000 or 32.3% on lower volume of mortgage sales and negative marks taken against mortgage servicing rights valuation. Service charges on deposit accounts were up $62,000, or 14.2%, while debit card revenue was even with the three months ended March 31, 2024. Revenue at First National Wealth Management increased $42,000 or 3.7% over the same period.
Non-interest expense for the three months ended March 31, 2024 was $11.8 million, up $911,000 or 8.4% from the three months ended March 31, 2023. FDIC insurance premiums increased $220,000 from the same period in 2023, salaries and employee benefits increased 5.9% and other operating expense increased 10.4% over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.09% of total assets as of March 31, 2024, up slightly from 0.07% of total assets as of December 31, 2023 and 0.06% of total assets as of March 31, 2023. Total past-due loans remain low and were 0.09% of total loans as of March 31, 2024, down from 0.18% and 0.10% of total loans as of December 31, 2023 and March 31, 2023, respectively.
The provision for credit losses on loans for the first three months of 2024 was $99,000, down from the $550,000 provisioned in the same period in 2023. The effects of improved economic projections and strong asset quality offset the effects of loan growth and other factors in the first quarter model, resulting in lower provision expense for the current period as compared to the prior period. Recoveries in the first quarter of prior period loan charge-offs outpaced current period charge-offs, resulting in a net addition to the allowance for credit losses on loans. Net recoveries for the three months ended March 31, 2024 was $78,000 or 0.015% of average loans on an annualized basis, compared to net charge-offs of $25,000 or 0.010% of three months ended March 31, 2023. The ACL for loans increased $177,000 between December 31, 2023 and March 31, 2024, and now stands at 1.11% of loans outstanding as of March 31, 2024, down from 1.13% at December 31, 2023 and 1.18% at March 31, 2023.
The Company's balance sheet continued to expand in the first three months of 2024 as total assets increased $31.5 million or 1.1% year-to-date. The loan portfolio increased $44.3 million or 2.1% in the three months ended March 31, 2024 and $190.9 million or 9.6% from a year ago. Loan growth in the first three months of 2024 was centered in the commercial and residential portfolios. Commercial loans increased by $34.0 million during the period, led by increases in owner-occupied commercial real estate of $12.7 million, non-owner occupied commercial real estate of $9.5 million, commercial & industrial loans of $6.8 million and multifamily of $7.9 million; commercial construction balances decreased by $2.9 million as a number of projects converted to permanent financing. Residential term loans increased by $3.2 million in the first three months of 2024 and residential construction loans increased by $2.5 million during the same period. The investment portfolio decreased $10.8 million year-to-date and decreased $24.1 million from a year ago based upon cash flow of amortizing securities, limited reinvestment or new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet, total deposits decreased $50.7 million, or 1.9%, year-to-date to $2.55 billion. Low-cost deposits decreased $61.7 million, in line with seasonal deposit patterns. Money market balances increased $15.9 million and local CDs decreased $10.2 million. To balance the seasonal changes and to support earning asset growth, wholesale CDs increased $5.4 year-to-date and borrowings increased by $85.1 million.
Remaining well capitalized is a top priority for The Company. The Company's total risk-based capital ratio was 13.54% as of March 31, 2024, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRBB, and the OCC.
Among the Company's operating ratios, the return on average assets was 0.82% and return on average tangible common equity of 11.36% for the three months ended March 31, 2024 compared to 1.16% and 15.64%, respectively, for the same period in 2023. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 61.15% for the three months ended March 31, 2024 compared to 49.98% for the same period in 2023.

Net Interest Income
Total interest income of $35.0 million for the three months ended March 31, 2024 was an increase of $6.1 million or 21.0% compared to total interest income of $28.9 million for the same period of 2023. Growth in earning assets coupled with higher interest rates resulted in the period-to-period increase. Higher market interest rates resulting from FOMC actions coupled with changing customer product preferences to higher cost money market and CD products led to total interest expense of $20.1 million for the three months ended March 31, 2024, an increase of $8.7 million or 75.8% compared to total interest expense for the three months ended March 31, 2023. As a result, net interest income of $14.9 million for the three months ended March 31, 2024 was a decrease of $2.6 million or 14.8% compared to net interest income of $17.5 million for the same period ended March 31, 2023. The Company's net interest margin on a tax-equivalent basis for the three months ended March 31, 2024 was 2.22%, down from 2.78% for the first three months of 2023. Tax-exempt interest income amounted to $2.5 million for the three months ended March 31, 2024 compared to $2.3 million for the three months ended March 31, 2023.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2024 and 2023. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the three months ended
	March 31, 2024		March 31, 2023
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$78	5.50%	$40	4.83%
Investments	5,236	3.17%	5,281	3.12%
Loans held for sale	—	0.00%	—	0.00%
Loans	30,343	5.68%	24,213	5.04%
Total interest income	35,657	5.09%	29,534	4.54%
Interest expense
Deposits	19,177	3.37%	10,917	2.10%
Other borrowings	931	2.93%	522	1.94%
Total interest expense	20,108	3.35%	11,439	2.09%
Net interest income	$15,549		$18,095
Interest rate spread		1.74%		2.45%
Net interest margin		2.22%		2.78%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2024 compared to 2023. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the three months ended March 31, 2024 compared to 2023
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$28	$6	$4	$38
Investment securities	(166)	125	(4)	(45)
Loans held for sale	—	—	—	—
Loans	2,510	3,280	340	6,130
Change in interest income	2,372	3,411	340	6,123
Interest expense
Deposits	933	6,749	578	8,260
Other borrowings	88	275	46	409
Change in interest expense	1,021	7,024	624	8,669
Change in net interest income	$1,351	$(3,613)	$(284)	$(2,546)
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2024 and 2023:

	For the three months ended
Dollars in thousands	March 31, 2024	March 31, 2023
Assets
Cash and cash equivalents	$23,520	$23,122
Interest-bearing deposits in other banks	5,704	3,360
Securities available for sale (includes tax exempt securities of $36,490 and $36,636 at March 31, 2024 and 2023, respectively)	275,897	287,984
Securities to be held to maturity, net of ACL (included tax exempt securities of $253,412 and $257,279 at March 31, 2024 and 2023, respectively)	382,899	393,001
Restricted equity securities, at cost	5,084	4,451
Loans held for sale	16	28
Loans	2,150,359	1,948,353
Allowance for credit losses	(24,186)	(17,026)
Net loans	2,126,173	1,931,327
Accrued interest receivable	13,954	11,812
Premises and equipment	28,690	28,204
Goodwill	30,646	30,646
Other assets	62,479	61,844
Total Assets	$2,955,062	$2,775,779
Liabilities & Shareholders' Equity
Demand deposits	$269,671	$300,948
NOW deposits	624,781	606,145
Money market deposits	316,140	194,030
Savings deposits	288,025	359,361
Certificates of deposit	1,057,526	946,834
Total deposits	2,556,143	2,407,318
Borrowed funds – short term	57,621	109,209
Borrowed funds – long term	70,000	81
Dividends payable	903	876
Other liabilities	26,312	20,777
Total Liabilities	2,710,979	2,538,261
Shareholders' Equity:
Common stock	111	111
Additional paid-in capital	70,216	68,573
Retained earnings	215,529	209,543
Net unrealized loss on securities available for sale	(42,476)	(41,716)
Net unrealized loss on securities transferred from available for sale to held to maturity	(55)	(62)
Net unrealized gain on cash flow hedging derivative instruments	455	796
Net unrealized gain on postretirement benefit costs	303	273
Total Shareholders' Equity	244,083	237,518
Total Liabilities & Shareholders' Equity	$2,955,062	$2,775,779

Non-Interest Income
Non-interest income of $3.6 million for the three months ended March 31, 2024 is an increase of $71,000 compared to the same period in 2023. Mortgage banking revenue was down $62,000, or 32.3%; the decrease is attributable to a year-to-year decrease in mortgage origination activity and marks against mortgage servicing rights. Service charges on deposit accounts were up $62,000, or 14.2%, while debit card revenue was even with the three months ended March 31, 2024. Revenue at First National Wealth Management increased $42,000 or 3.7% over the same period.

Non-Interest Expense
Non-interest expense of $11.8 million for the three months ended March 31, 2024 is an increase of 8.4% or $911,000 compared to non-interest expense of $10.9 million for the same period in 2023. Salaries and employee benefits increased $337,000 or 5.9%, and other operating expense increased $270,000 or 10.4%. FDIC insurance premiums increased by $220,000 due to a base rate increase impacting all banks.

Income Taxes
Income taxes on operating earnings were $1.3 million for the three months ended March 31, 2024, down $422,000 from the same period in 2023.

Investments
The carrying value of the Company's investment portfolio decreased by $10.8 million between December 31, 2023 and March 31, 2024 from $670.7 million to $659.8 million. The change in value of the portfolio is attributable to a combination of incoming cash flow from amortizing investments, limited re-investment or new purchases, the effects of interest rate movement on the fair value of AFS holdings, and the impact of the ACL for HTM securities. As of March 31, 2024, mortgage-backed securities had a carrying value of $273.5 million and a fair value of $262.2 million. Of this total, securities with a fair value of $74.8 million or 28.7% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $185.7 million or 71.3% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $54,000 at March 31, 2024. This compares to $56,000 and $60,000, net of taxes, at December 31, 2023 and March 31, 2023, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2024 and 2023 and December 31, 2023.

Dollars in thousands	March 31, 2024	December 31, 2023	March 31, 2023
Securities available for sale
U.S. Treasury & Agency securities	$19,693	$19,830	$19,518
Mortgage-backed securities	218,002	224,597	231,091
State and political subdivisions	33,950	34,645	34,349
Asset-backed securities	2,806	2,981	3,284
	$274,451	$282,053	$288,242
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100	$40,100	$40,100
Mortgage-backed securities	55,483	56,401	59,523
State and political subdivisions	254,302	254,418	257,910
Corporate securities	31,750	34,750	34,750
	$379,635	$385,669	$392,283
Less allowance for credit losses	(182)	(434)	(438)
Net securities to be held to maturity	$379,453	$385,235	$391,845
Restricted equity securities
Federal Home Loan Bank Stock	$4,896	$2,348	$2,837
Federal Reserve Bank Stock	1,037	1,037	1,037
	$5,933	$3,385	$3,874
Total securities	$659,837	$670,673	$683,961
The Company adopted ASC 326, the CECL standard in 2023. In conjunction with adoption, holdings of AFS Securities and HTM securities were evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $182,000 as of March 31, 2024, $434,000 as of December 31, 2023 and $438,000 March 31, 2023. Further details are included in Note 2 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2024. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$1,453	1.80%	$—	0.00%
Due in 1 to 5 years	1,434	1.86%	—	0.00%
Due in 5 to 10 years	8,012	1.17%	11,500	1.05%
Due after 10 years	8,794	2.00%	26,600	1.58%
Total	19,693	1.64%	38,100	1.42%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	197	3.25%	7	7.08%
Due in 5 to 10 years	9,876	3.59%	3,966	4.59%
Due after 10 years	207,929	2.39%	51,510	1.52%
Total	218,002	2.44%	55,483	1.74%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	923	3.71%
Due in 1 to 5 years	270	5.06%	11,002	3.90%
Due in 5 to 10 years	7,072	2.51%	58,647	3.40%
Due after 10 years	26,608	3.34%	183,730	2.48%
Total	33,950	3.18%	254,302	2.76%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	2,806	6.51%	—	0.00%
Total	2,806	6.51%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	750	1.50%
Due in 1 to 5 years	—	0.00%	6,000	4.88%
Due in 5 to 10 years	—	0.00%	25,000	4.69%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	31,750	4.65%
	$274,451	2.52%	$379,635	2.64%

AFS Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain AFS securities where the amortized cost of which exceeds fair value, which at March 31, 2024 amounted to $54.3 million, or 16.35% of the amortized cost of the total securities portfolio. At December 31, 2023, this amount was $50.4 million, or 15.18% of the amortized cost of total securities portfolio.
The Company's evaluation of securities for impairment is a quantitative and qualitative process intended to determine whether declines in the fair value of investment securities should be recognized as a charge against the ACL. The primary factors considered in evaluating whether a loss should be recognized include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant in determining whether full collection of amounts contractually due will be realized.

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
As of March 31, 2024, the Company had AFS debt securities in an unrealized loss position with a fair value of $260.7 million and unrealized losses of $54.3 million, as identified in the table below. AFS Securities in a continuous unrealized loss position more than twelve months amounted to a fair value of $251.6 million as of March 31, 2024, compared with $257.7 million at December 31, 2023. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at March 31, 2024:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$19,693	$(6,343)	$19,693	$(6,343)
Mortgage-backed securities	4,593	(16)	202,736	(41,619)	207,329	(41,635)
State and political subdivisions	4,520	(30)	29,161	(6,308)	33,681	(6,338)
	$9,113	$(46)	$251,590	$(54,270)	$260,703	$(54,316)

For AFS securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of March 31, 2024, there were $6.3 million of unrealized losses on these securities compared to $6.2 million at December 31, 2023. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.
AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2024, there were $41.6 million of unrealized losses on these securities compared with $38.5 million at December 31, 2023. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2024 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
AFS Obligations of state and political subdivisions. As of March 31, 2024, there were $6.3 million of unrealized losses on these securities compared to $5.7 million at December 31, 2023. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At March 31, 2024, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2024 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and disruption in the financial markets in general. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.
AFS Asset-backed securities. As of March 31, 2024, there were no unrealized losses on these securities compared to $9,000 at December 31, 2023. These securities consist of U.S. Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at March 31, 2024 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of March 31, 2024, the Bank's investment in FHLBB stock totaled $4.9 million. This compares to $2.3 million as of December 31, 2023 and $2.8 million as of March 31, 2023. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through March 31, 2024.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at March 31, 2024 and 2023, and December 31, 2023.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through March 31, 2024. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. There were no loans held for sale as of March 31, 2024 and 2023 and December 31, 2023.

Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first three months of 2024, with total loans at $2.17 billion at March 31, 2024, up $44.3 million or 2.1% from total loans of $2.13 billion at December 31, 2023. Commercial loans increased $34.0 million or 2.8% between December 31, 2023 and March 31, 2024, municipal loans increased $3.3 million or 6.5%, residential term loans increased $3.2 million, residential construction increased $2.5 million, and home equity lines of credit increased $1.8 million.
The loan portfolio is segmented into eleven classes. Commercial loans comprise six of the classes: commercial real estate owner occupied, commercial real estate non-owner occupied, commercial construction, C&I, multifamily and agriculture. Residential mortgage loans comprise two of the classes: residential real estate term and residential real estate construction. The remaining classes are municipal loans, home equity loans, and consumer loans. Further descriptions of each class, and the risk factors associated with each, are included in Note 4 of the accompanying financial statements.
The following table summarizes the loan portfolio, by class, at March 31, 2024 and 2023 and December 31, 2023.

Dollars in thousands	March 31, 2024		December 31, 2023		March 31, 2023
Commercial
Real estate owner occupied	$327,496	15.1%	$314,819	14.8%	$285,224	14.4%
Real estate non-owner occupied	399,658	18.4%	390,167	18.3%	380,922	19.2%
Construction	85,817	3.9%	88,673	4.2%	72,705	3.7%
C&I	321,855	14.8%	315,026	14.8%	294,885	14.9%
Multifamily	101,344	4.7%	93,476	4.4%	81,089	4.1%
Agriculture	45,064	2.1%	45,230	2.1%	48,338	2.4%
Municipal	54,746	2.5%	51,423	2.4%	47,166	2.4%
Residential
Term	678,093	31.1%	674,855	31.7%	606,849	30.5%
Construction	34,824	1.6%	32,358	1.5%	52,712	2.7%
Home Equity
Revolving and term	105,814	4.9%	104,026	4.9%	93,522	4.7%
Consumer	19,035	0.9%	19,401	0.9%	19,435	1.0%
Total loans	$2,173,746	100.0%	$2,129,454	100.0%	$1,982,847	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2024.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$180	$28,885	$32,058	$266,373	$327,496
Real estate non-owner occupied	688	23,748	65,044	310,178	399,658
Construction	1,520	4,417	9,293	70,587	85,817
C&I	1,172	179,477	60,753	80,453	321,855
Multifamily	—	4,721	208	96,415	101,344
Agriculture	8	7,858	12,994	24,204	45,064
Municipal	—	15,113	12,113	27,520	54,746
Residential
Term	—	8,594	35,290	634,209	678,093
Construction	—	1,266	—	33,558	34,824
Home Equity
Revolving and term	1,017	5,102	6,026	93,669	105,814
Consumer	5,210	7,438	2,556	3,831	19,035
Total loans	$9,795	$286,619	$236,335	$1,640,997	$2,173,746
The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2024.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$29,553	1.4%	$297,943	13.7%	$327,496	15.1%
Real estate non-owner occupied	100,455	4.6%	299,203	13.8%	399,658	18.4%
Construction	21,675	1.0%	64,142	2.9%	85,817	3.9%
C&I	121,053	5.6%	200,802	9.2%	321,855	14.8%
Multifamily	4,326	0.2%	97,018	4.5%	101,344	4.7%
Agriculture	8,118	0.4%	36,946	1.7%	45,064	2.1%
Municipal	54,513	2.5%	233	0.0%	54,746	2.5%
Residential
Term	458,056	21.0%	220,037	10.1%	678,093	31.1%
Construction	11,314	0.5%	23,510	1.1%	34,824	1.6%
Home Equity
Revolving and Term	15,383	0.7%	90,431	4.2%	105,814	4.9%
Consumer	13,411	0.6%	5,624	0.3%	19,035	0.9%
Total loans	$837,857	38.5%	$1,335,889	61.5%	$2,173,746	100.0%

Loan Concentrations
As of March 31, 2024, the Bank had two concentration of loans in two particular industries that exceeded 10% of its total loan portfolio: (1) loans to hotels (except Casino hotels) and motels, totaling $231.5 million, or 10.65% of total loans; and (2) loans to lessors of residential buildings and dwellings, totaling $229.5 million, or 10.56% of total loans. This compares to one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio, hotels (except Casino hotels) and motels, totaling $223.5 million, or 11.27% of total loans, as of March 31, 2023.

Credit Risk Management and Allowance for Credit Losses on Loans
Upon adoption of the CECL standard, in 2023, the Company replaced the incurred loss model that recognized loan losses when it became probable that a credit loss would be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation amount that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The ACL consists of three elements: (1) specific reserves for loans individually analyzed; (2) general reserves for each portfolio segment; and, (3) qualitative reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance with similar risk characteristics in the portfolio. Prior to adoption of ASC 326, under the incurred loss methodology, the Company evaluated portfolio risk characteristics largely on loan purpose.
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
The ACL is increased by provisions charged against current earnings. Loan losses are charged against the allowance when Management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The adequacy of the ACL is overseen by the ACL Committee whose membership includes senior level personnel from the Executive, Lending, Credit Administration, and Finance functions of the Bank. While Management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions or outlook, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's ACL as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of Management.
The ACL includes reserve amounts assigned to IAL. This includes loans placed on non-accrual and loans reported as TDR prior to adoption of ASU 2022-02, with balances of $250,000 or more. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2024, IAL with specific reserves totaled $606,000 and the amount of such reserves was $243,000. This compares to IAL with specific reserves of $919,000 at December 31, 2023 and the amount of such reserves was $264,000.
The total ACL on loans at March 31, 2024 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.

The following table summarizes the allocation of allowance by loan class as of March 31, 2024 and 2023 and December 31, 2023. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2024		December 31, 2023		March 31, 2023
Commercial
Real estate owner occupied	$5,180	15.1%	$4,633	14.8%	$4,470	14.4%
Real estate non-owner occupied	4,265	18.4%	4,285	18.5%	4,422	19.4%
Construction	820	3.9%	1,978	4.2%	1,784	3.7%
C&I	5,083	14.8%	5,001	16.8%	4,838	17.1%
Multifamily	1,507	4.7%	1,318	4.4%	1,206	4.1%
Agriculture	392	2.1%	—	—%	—	—%
Municipal	194	2.5%	334	2.4%	307	2.4%
Residential
Term	5,354	31.1%	4,991	31.6%	4,608	30.5%
Construction	562	1.6%	618	1.5%	949	2.7%
Home Equity
Revolving and term	677	4.9%	626	4.9%	603	4.7%
Consumer	173	0.9%	246	0.9%	271	1.0%
Total	$24,207	100.0%	$24,030	100.0%	$23,458	100.0%
The ACL totaled $24.2 million at March 31, 2024, compared to $24.0 million as of December 31, 2023 and $23.5 million as of March 31, 2023.
A breakdown of the ACL on loans as of March 31, 2024, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,177	$1,003	$5,180
Real estate non-owner occupied	—	3,730	535	4,265
Construction	—	910	(90)	820
C&I	221	4,001	861	5,083
Multifamily	—	1,348	159	1,507
Agriculture	—	358	34	392
Municipal	—	38	156	194
Residential
Term	22	4,587	745	5,354
Construction	—	648	(86)	562
Home Equity
Revolving and term	—	554	123	677
Consumer	—	158	15	173
	$243	$20,509	$3,455	$24,207
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $99,000 for the first three months of 2024 and $550,000 the first three months of 2023. Net recoveries were $78,000 in the first three months of 2024, compared to net charge-offs of $25,000 in the first three months of 2023. The ACL as a percentage of outstanding loans was 1.11% as of March 31, 2024, down from 1.13% as of December 31, 2023, and down from 1.18% as of March 31, 2023.

The following table summarizes the activities in our ACL for the three months ended March 31, 2024 and 2023 and for the year ended December 31, 2023:

Dollars in thousands	March 31, 2024	December 31, 2023	March 31, 2023
Balance at the beginning of period	$24,030	$16,723	$16,723
Loans charged off:
Commercial
Real estate owner occupied	—	40	39
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	—	153	—
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	—	—	—
Construction	—	—	—
Home Equity
Revolving and term	—	50	—
Consumer	96	194	37
Total	96	437	76
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	100	2	—
Real estate non-owner occupied	—	75	—
Construction	—	—	—
C&I	23	3	2
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	25	14	2
Construction	—	—	—
Home Equity
Revolving and term	3	13	4
Consumer	23	97	43
Total	174	204	51
Net loans (recovered) charged off	(78)	233	25
Provision for credit losses	99	1,330	550
Adoption of ASU No. 2016-13	—	6,210	6,210
Balance at end of period	$24,207	$24,030	$23,458
Ratio of net loans (recovered) charged off to average loans outstanding[1]	(0.015)%	0.011%	0.010%
Ratio of allowance for credit losses to total loans outstanding	1.11%	1.13%	1.18%
1 Annualized using a 366-day basis in 2024 and a 365-day basis in 2023.

ACL for Unfunded Commitments
Our modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $895,000 as of March 31, 2024.
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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.12% at March 31, 2024 compared to 0.10% at December 31, 2023 and 0.09% at March 31, 2023. The following table shows the distribution of nonperforming loans by class as of March 31, 2024 and 2023 and December 31, 2023:

Dollars in thousands	March 31, 2024	December 31, 2023	March 31, 2023
Commercial
Real estate owner occupied	$—	$—	$152
Real estate non-owner occupied	—	—	—
Construction	20	29	23
C&I	394	538	648
Multifamily	—	—	—
Agriculture	33	—	—
Municipal	—	—	—
Residential		—
Term	1,959	1,315	443
Construction	—	—	—
Home Equity		—
Revolving and term	304	296	534
Consumer	—	—	—
Total nonperforming loans	$2,710	$2,178	$1,800
Allowance for credit losses on loans as a percentage of nonperforming loans	893.2%	1103.3%	1303.2%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2024, loans 90 days or more day past due and still accruing interest totaled $50,000, compared to $429,000 at December 31, 2023 and $208,000 at March 31, 2023.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the accompanying financial statements.

Past Due Loans
The Bank's overall loan delinquency ratio was 0.09% at March 31, 2024 compared to 0.18% at December 31, 2023 and 0.10% at March 31, 2023. Loans 90 days delinquent and accruing decreased from $429,000 at December 31, 2023 to $50,000 as of March 31, 2024. The following table sets forth loan delinquencies as of March 31, 2024 and 2023 and December 31, 2023:

Dollars in thousands	March 31, 2024	December 31, 2023	March 31, 2023
Commercial
Real estate owner occupied	$447	$—	$152
Real estate non-owner occupied	—	—	—
Construction	—	17	—
C&I	87	869	300
Multifamily	—	—	—
Agriculture	119	—	—
Municipal	—	31	—
Residential
Term	829	1,800	806
Construction	—	—	—
Home Equity
Revolving and term	396	616	568
Consumer	170	555	120
Total	$2,048	$3,888	$1,946
Loans 30-89 days past due to total loans	0.058%	0.139%	0.060%
Loans 90+ days past due and accruing to total loans	0.002%	0.020%	0.010%
Loans 90+ days past due on non-accrual to total loans	0.034%	0.024%	0.030%
Total past due loans to total loans	0.094%	0.183%	0.100%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2024, there were no potential problem loans reported. This compares to three potential problem loans with a balance of $180,000 or 0.01% of total loans at December 31, 2023.
As of March 31, 2024, there were four residential loans in the process of foreclosure totaling $510,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of March 31, 2024, there were no commercial loans in the process of foreclosure. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At March 31, 2024 and 2023, and December 31, 2023, there were no OREO properties and no allowance for losses.

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 86.5% of total average assets in the first three months of 2024, down slightly from 86.7% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated amongst several major categories: runoff of in-market deposit balances, an inability to renew wholesale sources of funding, and materially increased utilization of available credit lines by borrowers. Of these, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. Stress testing analysis of liquidity resources under various scenarios is conducted no less than quarterly and results are reported to the ALCO. Borrowings supplement deposits as a source of liquidity; our borrowings typically consist of customer repurchase agreements and FHLBB advances. The Bank tests its borrowing capacity with the FRBB, the FHLBB and Fed Funds lines with other correspondents no less than annually; each has been tested within the past five months.
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of March 31, 2024, the Bank had primary sources of contingent liquidity of $804.0 million or 27.3% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $201.0 million in borrowing capacity at FRBB under the FRBB's Borrower in Custody program as well as securities available as collateral, $76.0 million in credit lines with correspondent banks, and $166.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.247 billion or 42.3% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the three-months periods ended March 31, 2024 and 2023 the Bank declared dividends to the Company of $3.9 million and $3.8 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholder's Equity below.
Deposits
During the first three months of 2024, total deposits decreased by $50.7 million or 1.9% from December 31, 2023 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $61.7 million or 5.0% in the first three months of 2024. Money market deposits increased $15.9 million or 5.2%, and certificates of deposit decreased $4.8 million or 0.5% as depositors shifted balances to higher cost product types and brokered certificates of deposit were issued to support earning asset growth. The decrease in total deposits for the period was consistent with Management's estimates based upon historical seasonal deposit behaviors.

Between March 31, 2023 and March 31, 2024, total deposits increased by $82.3 million or 3.3%. Low-cost deposits decreased by $101.1 million or 8.0%, money market accounts increased $127.6 million or 65.7%, and certificates of deposit increased $55.8 million or 5.5%.
Estimated uninsured deposits totaled $417.2 million or 16.4% of total deposits as of March 31, 2024, and $407.4 million or 15.7% of total deposits as of December 31, 2023. The company has pledged assets as collateral covering certain deposits; these amounts were $314.2 million and $340.5 million as of March 31, 2024 and December 31, 2023, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and customer repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2024, borrowed funds increased $85.1 million or 122.2% from December 31, 2023. This included a $61.9 million increase in FHLBB advances, and a $25.0 million advance under the FRBB's BTFP, both at rates more favorable than other funding alternatives. Between March 31, 2023 and March 31, 2024, borrowed funds increased by $70.9 million or 84.5%.

Capital Resources
Shareholders' equity as of March 31, 2024 was $242.6 million, compared to $243.1 million as of December 31, 2023 and $228.5 million as of March 31, 2023. The Company's earnings in the first three months of 2024, net of dividends declared, added $2.1 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $42.8 million as of March 31, 2024 and was $39.6 million as of December 31, 2023. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the AFS Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.35 per share was declared in the first quarter of 2024. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 63.64% for the first three months of 2024 compared to 46.58% for the same period in 2023. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2024 is this year's net income plus $41.5 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on AFS securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. The Company met each of the well-capitalized ratio guidelines at March 31, 2024.

The following tables indicate the capital ratios for the Bank and the Company at March 31, 2024 and December 31, 2023.

As of March 31, 2024	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.52%	12.27%	12.27%	13.49%
Company	8.67%	12.31%	12.31%	13.54%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2023	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.43%	12.37%	12.37%	13.62%
Company	8.61%	12.42%	12.42%	13.66%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

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

Off-Balance Sheet Financial Credit Exposures and Contractual Obligations

Derivative Financial Instruments Designated as Hedges
As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and/or liabilities to mitigate adverse impacts upon net interest income resulting from interest rate changes. Derivative instruments that Management periodically uses as part of its interest rate risk management strategy may include interest rate swap agreements, interest rate floor agreements, and interest rate cap agreements.

At March 31, 2024, the Bank had two outstanding off-balance sheet, derivative instruments, designated as cash flow hedges and four off-balance sheet, derivative instruments, designated as fair value hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $85.0 million and $150.0 million, respectively, and an unrealized gain of $488,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At March 31, 2024, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of March 31, 2024, the Bank had seven loan swap agreements in place with a total notional value of $81.2 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2024:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$154,779	$84,779	$70,000	$—	$—
Operating leases	740	104	183	57	396
Certificates of deposit	1,065,427	706,738	304,123	54,566	—
Total	$1,220,946	$791,621	$374,306	$54,623	$396
Total loan commitments and unused lines of credit	$309,542	$309,542	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2024 was (19.87)% of total assets compared to (11.54)% of total assets at December 31, 2023. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2024, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$35,992	$32,908	$169,408	$415,596
Restricted stock, at cost	4,896	—	—	1,037
Loans held for sale	—	—	—	—
Loans	513,908	285,334	1,065,429	309,074
Other interest-earning assets	—	26,852	—	—
Non-rate-sensitive assets	12,078	—	—	105,658
Total assets	566,874	345,094	1,234,837	831,365
Interest-bearing deposits	912,810	483,931	436,372	505,030
Borrowed funds	11,860	95,074	—	—
Non-rate-sensitive liabilities and equity	—	—	—	533,093
Total liabilities and equity	924,670	579,005	436,372	1,038,123
Period gap	$(357,796)	$(233,911)	$798,465	$(206,758)
Percent of total assets	(12.01)%	(7.85)%	26.81%	(6.94)%
Cumulative gap (current)	$(357,796)	$(591,707)	$206,758	$—
Percent of total assets	(12.01)%	(19.87)%	6.94%	—%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short-

term rates gradually increase by two percentage points. The Company's modeling as of March 31, 2024 projects net interest income would increase by approximately 4.1% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.9% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 7.3% if rates rise gradually by two percentage points over the next year. Each scenario is within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 25.3% in the two percentage point falling-rate scenario, and higher by 21.2% in the one percentage point falling rate scenario; net interest income would be lower than that earned in a stable rate environment by 2.0% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2024 and December 31, 2023 is presented in the following table:

Changes in Net Interest Income	March 31, 2024	December 31, 2023
Year 1
Projected change if rates decrease by 1.0%	1.9%	2.0%
Projected change if rates decrease by 2.0%	4.1%	3.7%
Projected change if rates increase by 2.0%	(7.3)%	(6.0)%
Year 2
Projected change if rates decrease by 1.0%	21.2%	20.8%
Projected change if rates decrease by 2.0%	25.3%	23.8%
Projected change if rates increase by 2.0%	(2.0)%	0.7%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2024, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2024, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2024, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information
Item 1 – Legal Proceedings
The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2023.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the three months ended March 31, 2024:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2024	8,031	$26.39	—	—
February 2024	—	—	—	—
March 2024	—	—	—	—
	8,031	$26.39		—

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
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 2.3 to the Company's Form 10-K filed March 8, 2024).
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

Date: May 7, 2024

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: May 7, 2024