Form 10-Q
period 2024-06-30
First Bancorp, Inc /ME/
filed 2024-08-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2024
Common Stock: 11,144,080 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarter ended June 30,
except for per share amounts	2024	2023	2024	2023
Summary of Operations
Interest Income	$71,546	$60,098	$36,558	$31,184
Interest Expense	41,591	26,698	21,483	15,259
Net Interest Income	29,955	33,400	15,075	15,925
Credit Loss (Reduction) Expense	(1)	701	512	151
Non-Interest Income	7,797	7,439	4,157	3,870
Non-Interest Expense	23,011	21,565	11,250	10,715
Net Income	12,192	15,365	6,171	7,394
Per Common Share Data
Basic Earnings per Share	$1.10	$1.40	$0.56	$0.67
Diluted Earnings per Share	1.10	1.39	0.55	0.67
Cash Dividends Declared	0.71	0.69	0.36	0.35
Book Value per Common Share	21.96	20.94	21.96	20.94
Tangible Book Value per Common Share[2]	19.20	18.15	19.20	18.15
Market Value	24.85	24.34	24.85	24.34
Financial Ratios
Return on Average Equity[1]	10.04%	13.17%	10.16%	12.73%
Return on Average Tangible Common Equity[1,2]	11.49%	15.16%	11.63%	14.67%
Return on Average Assets[1]	0.82%	1.10%	0.82%	1.04%
Average Equity to Average Assets	8.18%	8.37%	8.10%	8.20%
Average Tangible Equity to Average Assets[2]	7.15%	7.28%	7.08%	7.11%
Net Interest Margin Tax-Equivalent[1,2]	2.21%	2.62%	2.21%	2.46%
Dividend Payout Ratio	64.31%	49.29%	64.40%	52.24%
Allowance for Credit Losses/Total Loans	1.10%	1.14%	1.10%	1.14%
Non-Performing Loans to Total Loans	0.11%	0.08%	0.11%	0.08%
Non-Performing Assets to Total Assets	0.09%	0.06%	0.09%	0.06%
Efficiency Ratio[2]	58.70%	51.10%	56.35%	52.27%
At Period End
Total Assets	$3,084,944	$2,874,815	$3,084,944	$2,874,815
Total Loans	2,247,670	2,060,953	2,247,670	2,060,953
Total Investment Securities	658,133	673,569	658,133	673,569
Total Deposits	2,578,080	2,499,862	2,578,080	2,499,862
Total Shareholders' Equity	244,668	232,003	244,668	232,003
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

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2024 and 2023 and for the three-month and six-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
August 9, 2024

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2024	December 31, 2023	June 30, 2023
Assets
Cash and cash equivalents	$27,816,000	$31,942,000	$25,077,000
Interest bearing deposits in other banks	33,133,000	3,488,000	3,978,000
Securities available for sale	273,501,000	282,053,000	278,355,000
Securities held-to-maturity (net of ACL), fair value of $321,616,000 at June 30, 2024, $338,570,000 at December 31, 2023 and $336,007,000 at June 30, 2023	377,522,000	385,235,000	389,987,000
Restricted equity securities, at cost	7,110,000	3,385,000	5,227,000
Loans	2,247,670,000	2,129,454,000	2,060,953,000
Less allowance for credit losses	24,693,000	24,030,000	23,465,000
Net loans	2,222,977,000	2,105,424,000	2,037,488,000
Accrued interest receivable	17,760,000	11,894,000	13,598,000
Premises and equipment, net	27,929,000	28,684,000	27,808,000
Other real estate owned	208,000	—	64,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	66,342,000	63,947,000	62,587,000
Total assets	$3,084,944,000	$2,946,698,000	$2,874,815,000
Liabilities
Demand deposits	$270,858,000	$289,104,000	$296,950,000
NOW deposits	609,878,000	634,543,000	615,370,000
Money market deposits	317,133,000	305,931,000	208,262,000
Savings deposits	268,472,000	299,837,000	329,651,000
Certificates of deposit	1,111,739,000	1,070,247,000	1,049,629,000
Total deposits	2,578,080,000	2,599,662,000	2,499,862,000
Borrowed funds – short term	160,620,000	69,652,000	89,401,000
Borrowed funds – long term	70,000,000	—	25,080,000
Other liabilities	31,576,000	34,305,000	28,469,000
Total liabilities	2,840,276,000	2,703,619,000	2,642,812,000
Shareholders' equity
Common stock, one cent par value per share	111,000	111,000	111,000
Additional paid-in capital	70,942,000	70,071,000	69,240,000
Retained earnings	215,999,000	211,925,000	205,539,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(43,369,000)	(39,575,000)	(43,781,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(51,000)	(56,000)	(59,000)
Net unrealized gain on cash flow hedging derivative instruments	733,000	300,000	680,000
Net unrealized gain on postretirement costs	303,000	303,000	273,000
Total shareholders' equity	244,668,000	243,079,000	232,003,000
Total liabilities & shareholders' equity	$3,084,944,000	$2,946,698,000	$2,874,815,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,139,639	11,098,057	11,081,800
Book value per common share	$21.96	$21.90	$20.94
Tangible book value per common share	$19.20	$19.12	$18.15
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarter ended June 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $1,111,000 for June 30, 2024 and $801,000 for June 30, 2023)	$62,043,000	$50,531,000	$31,839,000	$26,406,000
Interest on deposits with other banks	134,000	89,000	56,000	49,000
Interest and dividends on investments (includes YTD tax-exempt income of $3,985,000 for June 30, 2024 and $4,016,000 for June 30, 2023)	9,369,000	9,478,000	4,663,000	4,729,000
Total interest income	71,546,000	60,098,000	36,558,000	31,184,000
Interest expense
Interest on deposits	38,993,000	25,392,000	19,816,000	14,475,000
Interest on borrowed funds	2,598,000	1,306,000	1,667,000	784,000
Total interest expense	41,591,000	26,698,000	21,483,000	15,259,000
Net interest income	29,955,000	33,400,000	15,075,000	15,925,000
Credit loss expense - loans	638,000	580,000	539,000	30,000
Credit loss reduction - debt securities HTM	(286,000)	(10,000)	(34,000)	(10,000)
Credit loss (reduction) expense - off-balance sheet credit exposures	(353,000)	131,000	7,000	131,000
Total credit loss (reduction) expense	(1,000)	701,000	512,000	151,000
Net interest income after provision for credit losses	29,956,000	32,699,000	14,563,000	15,774,000
Non-interest income
Investment management and fiduciary income	2,457,000	2,355,000	1,269,000	1,209,000
Service charges on deposit accounts	1,041,000	934,000	542,000	497,000
Mortgage origination and servicing income, net of amortization	319,000	387,000	189,000	195,000
Debit card income	2,519,000	2,476,000	1,333,000	1,291,000
Other operating income	1,461,000	1,287,000	824,000	678,000
Total non-interest income	7,797,000	7,439,000	4,157,000	3,870,000
Non-interest expense
Salaries and employee benefits	11,642,000	10,897,000	5,585,000	5,177,000
Occupancy expense	1,709,000	1,710,000	843,000	842,000
Furniture and equipment expense	2,766,000	2,606,000	1,377,000	1,303,000
FDIC insurance premiums	1,126,000	878,000	562,000	534,000
Amortization of identified intangibles	13,000	13,000	6,000	6,000
Other operating expense	5,755,000	5,461,000	2,877,000	2,853,000
Total non-interest expense	23,011,000	21,565,000	11,250,000	10,715,000
Income before income taxes	14,742,000	18,573,000	7,470,000	8,929,000
Income tax expense	2,550,000	3,208,000	1,299,000	1,535,000
NET INCOME	$12,192,000	$15,365,000	$6,171,000	$7,394,000
Basic earnings per common share	$1.10	$1.40	$0.56	$0.67
Diluted earnings per common share	$1.10	$1.39	$0.55	$0.67
Other comprehensive income (loss) net of tax
Net unrealized (loss) gain on securities available for sale, net of taxes	$(3,794,000)	$937,000	$(553,000)	$(3,244,000)
Net unrealized gain on transferred securities, net of taxes	5,000	5,000	3,000	1,000
Net unrealized gain (loss) on hedging derivative instruments	433,000	136,000	(2,000)	2,872,000
Other comprehensive (loss) gain	(3,356,000)	1,078,000	(552,000)	(371,000)
Comprehensive income	$8,836,000	$16,443,000	$5,619,000	$7,023,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

Six Month Period Ended June 30, 2024 and 2023
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
Net income	—	—	15,365,000	—	15,365,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	937,000	937,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	5,000	5,000
Net unrealized gain on hedging derivative instruments, net of tax	—	—	—	136,000	136,000
Comprehensive income	—	—	15,365,000	1,078,000	16,443,000
Cash dividends declared ($0.69 per share)	—	—	(7,643,000)	—	(7,643,000)
Equity compensation expense	—	398,000	—	—	398,000
Payment to repurchase common stock	(12,379)	—	(249,000)	—	(249,000)
Issuance of restricted stock	33,610	—	—	—	—
Proceeds from sale of common stock	15,383	408,000	—	—	408,000
Adoption of ASU No. 2016-13			(6,277,000)		(6,277,000)
Balance at June 30, 2023	11,081,800	$69,351,000	$205,539,000	$(42,887,000)	$232,003,000

Balance at December 31, 2023	11,098,057	$70,182,000	$211,925,000	$(39,028,000)	$243,079,000
Net income	—	—	12,192,000	—	12,192,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,794,000)	(3,794,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	5,000	5,000
Net unrealized gain on hedging derivative instruments, net of tax	—	—	—	433,000	433,000
Comprehensive income (loss)	—	—	12,192,000	(3,356,000)	8,836,000
Cash dividends declared ($0.71 per share)	—	—	(7,906,000)	—	(7,906,000)
Equity compensation expense	—	450,000	—	—	450,000
Payment to repurchase common stock	(8,881)	—	(212,000)	—	(212,000)
Issuance of restricted stock	32,859	—	—	—	—
Proceeds from sale of common stock	17,604	421,000	—	—	421,000
Balance at June 30, 2024	11,139,639	$71,053,000	$215,999,000	$(42,384,000)	$244,668,000

Three Month Period Ended June 30, 2024 and 2023
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at March 31, 2023	11,074,182	$68,941,000	$202,036,000	$(42,516,000)	$228,461,000
Net income	—	—	7,394,000	—	7,394,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,244,000)	(3,244,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	1,000	1,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	2,872,000	2,872,000
Comprehensive income (loss)	—	—	7,394,000	(371,000)	7,023,000
Cash dividends declared ($0.35 per share)	—	—	(3,878,000)	—	(3,878,000)
Equity compensation expense	—	213,000	—	—	213,000
Issuance of restricted stock	(555)	—	(13,000)	—	(13,000)
Proceeds from sale of common stock	8,173	197,000	—	—	197,000
Balance at June 30, 2023	11,081,800	$69,351,000	$205,539,000	$(42,887,000)	$232,003,000

Balance at March 31, 2024	11,130,933	$70,617,000	$213,839,000	$(41,832,000)	$242,624,000
Net income	—	—	6,171,000	—	6,171,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(553,000)	(553,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	3,000	3,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(2,000)	(2,000)
Comprehensive income (loss)	—	—	6,171,000	(552,000)	5,619,000
Cash dividends declared ($0.36 per share)	—	—	(4,011,000)	—	(4,011,000)
Equity compensation expense	—	218,000	—	—	218,000
Payment to repurchase common stock	(850)	—	—	—	—
Proceeds from sale of common stock	9,556	218,000	—	—	218,000
Balance at June 30, 2024	11,139,639	$71,053,000	$215,999,000	$(42,384,000)	$244,668,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$12,192,000	$15,365,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,088,000	1,012,000
Change in deferred taxes	100,000	(1,503,000)
Credit loss (reduction) expense	(1,000)	701,000
Loans originated for resale	(819,000)	(1,679,000)
Proceeds from sales and transfers of loans	851,000	1,993,000
Net gain on sales of loans	(32,000)	(39,000)
Net amortization of premiums on investments	286,000	263,000
Equity compensation expense	450,000	398,000
Net increase in other assets and accrued interest	(6,979,000)	(550,000)
Net decrease in other liabilities	(2,511,000)	(226,000)
Net loss on disposal of premises and equipment	9,000	1,000
Amortization of investment in limited partnership	234,000	152,000
Net acquisition amortization	13,000	13,000
Net cash provided by operating activities	4,881,000	15,901,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(29,645,000)	(285,000)
Proceeds from maturities, payments and calls of securities available for sale	12,508,000	10,619,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	9,205,000	3,441,000
Purchases of securities available for sale	(8,994,000)	(3,496,000)
Purchases of securities to be held to maturity	(1,250,000)	—
Change in restricted equity securities	(3,725,000)	(1,344,000)
Net increase in loans	(118,399,000)	(146,391,000)
Capital expenditures	(385,000)	(586,000)
Net cash used by investing activities	(140,685,000)	(138,042,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(63,074,000)	(60,973,000)
Net increase in certificates of deposit	41,492,000	181,958,000
Net increase (decrease) in short-term borrowings	90,968,000	(13,998,000)
Advances on long-term borrowings	70,000,000	25,000,000
Repayment on long-term borrowings	—	(4,000)
Payment to repurchase common stock	(212,000)	(249,000)
Proceeds from sale of common stock	421,000	408,000
Dividends paid	(7,917,000)	(7,652,000)
Net cash provided by financing activities	131,678,000	124,490,000
Net (decrease) increase in cash and cash equivalents	(4,126,000)	2,349,000
Cash and cash equivalents at beginning of period	31,942,000	22,728,000
Cash and cash equivalents at end of period	$27,816,000	$25,077,000

	For the six months ended June 30,
	2024	2023
Interest paid	$40,905,000	$26,369,000
Income taxes paid	2,657,000	3,170,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$3,794,000	$(937,000)
Net transfer from loans to other real estate owned	208,000	64,000
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
Subsequent Events
Events occurring subsequent to June 30, 2024, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,038,000	$—	$(6,260,000)	$19,778,000
Mortgage-backed securities	259,574,000	50,000	(41,801,000)	217,823,000
State and political subdivisions	40,272,000	—	(6,902,000)	33,370,000
Asset-backed securities	2,514,000	19,000	(3,000)	2,530,000
	$328,398,000	$69,000	$(54,966,000)	$273,501,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(10,063,000)	$28,037,000
Mortgage-backed securities	54,501,000	11,000	(11,352,000)	43,160,000
State and political subdivisions	252,820,000	105,000	(32,268,000)	220,657,000
Corporate securities	32,250,000	—	(2,488,000)	29,762,000
	$377,671,000	$116,000	$(56,171,000)	$321,616,000
Less allowance for credit losses	(149,000)	—	—	—
Net securities to be held to maturity	$377,522,000	$116,000	$(56,171,000)	$321,616,000
Restricted equity securities
Federal Home Loan Bank Stock	$6,073,000	$—	$—	$6,073,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$7,110,000	$—	$—	$7,110,000
The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,033,000	$—	$(6,203,000)	$19,830,000
Mortgage-backed securities	262,823,000	265,000	(38,491,000)	224,597,000
State and political subdivisions	40,306,000	41,000	(5,702,000)	34,645,000
Asset-backed securities	2,986,000	4,000	(9,000)	2,981,000
	$332,148,000	$310,000	$(50,405,000)	$282,053,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$—	$(9,601,000)	$30,499,000
Mortgage-backed securities	56,401,000	70,000	(10,398,000)	46,073,000
State and political subdivisions	254,418,000	313,000	(24,213,000)	230,518,000
Corporate securities	34,750,000	—	(3,270,000)	31,480,000
	$385,669,000	$383,000	$(47,482,000)	$338,570,000
Less allowance for credit losses	(434,000)	—	—	—
Net securities to be held to maturity	$385,235,000	$383,000	$(47,482,000)	$338,570,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,348,000	$—	$—	$2,348,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,385,000	$—	$—	$3,385,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,029,000	$—	$(6,668,000)	$19,361,000
Mortgage-backed securities	264,092,000	33,000	(41,933,000)	222,192,000
State and political subdivisions	40,434,000	—	(6,815,000)	33,619,000
Asset-backed securities	3,218,000	12,000	(47,000)	3,183,000
	$333,773,000	$45,000	$(55,463,000)	$278,355,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$—	$(10,150,000)	$29,950,000
Mortgage-backed securities	58,484,000	31,000	(10,991,000)	47,524,000
State and political subdivisions	257,081,000	159,000	(29,547,000)	227,693,000
Corporate securities	34,750,000	—	(3,910,000)	30,840,000
	$390,415,000	$190,000	$(54,598,000)	$336,007,000
Less allowance for credit losses	(428,000)	—	—	—
Net securities to be held to maturity	$389,987,000	$190,000	$(54,598,000)	$336,007,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,190,000	$—	$—	$4,190,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,227,000	$—	$—	$5,227,000
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
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $19,294,000 as of June 30, 2024. Corporate securities in HTM consist of 13 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the private activity bonds and corporate securities is considered very low and an immaterial ACL has been established. As of June 30, 2024 and 2023, and December 31, 2023, the total ACL for HTM securities was $149,000, $428,000 and $434,000, respectively.
Changes in the ACL are recorded as credit loss expense, or reversal. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.
The following table summarizes the contractual maturities of investment securities at June 30, 2024:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,497,000	$1,464,000	$322,000	$321,000
Due in 1 to 5 years	1,940,000	1,887,000	20,181,000	19,361,000
Due in 5 to 10 years	28,319,000	24,353,000	101,723,000	93,597,000
Due after 10 years	296,642,000	245,797,000	255,445,000	208,337,000
	$328,398,000	$273,501,000	$377,671,000	$321,616,000

The following table summarizes the contractual maturities of investment securities at December 31, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,674,000	$1,672,000
Due in 1 to 5 years	3,489,000	3,373,000	16,387,000	15,814,000
Due in 5 to 10 years	28,551,000	25,089,000	99,942,000	93,894,000
Due after 10 years	300,108,000	253,591,000	267,666,000	227,190,000
	$332,148,000	$282,053,000	$385,669,000	$338,570,000
The following table summarizes the contractual maturities of investment securities at June 30, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$2,440,000	$2,435,000
Due in 1 to 5 years	3,545,000	3,359,000	14,594,000	13,811,000
Due in 5 to 10 years	20,275,000	16,707,000	92,570,000	85,504,000
Due after 10 years	309,953,000	258,289,000	280,811,000	234,257,000
	$333,773,000	$278,355,000	$390,415,000	$336,007,000

At June 30, 2024, securities with a carrying value of $310,931,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $340,623,000 as of December 31, 2023 and $329,615,000 at June 30, 2023, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. There were no gains or losses on the sale of securities for the six months ended June 30, 2024 and 2023.
As of June 30, 2024, there were 238 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at June 30, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$19,778,000	$(6,260,000)	$19,778,000	$(6,260,000)
Mortgage-backed securities	8,451,000	(43,000)	197,155,000	(41,758,000)	205,606,000	(41,801,000)
State and political subdivisions	4,484,000	(62,000)	28,616,000	(6,840,000)	33,100,000	(6,902,000)
Asset-backed securities	1,300,000	(3,000)	—	—	1,300,000	(3,000)
	$14,235,000	$(108,000)	$245,549,000	$(54,858,000)	$259,784,000	$(54,966,000)

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
As of June 30, 2023, there were 235 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at June 30, 2023 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$19,361,000	$(6,668,000)	$19,361,000	$(6,668,000)
Mortgage-backed securities	19,062,000	(974,000)	201,093,000	(40,959,000)	220,155,000	(41,933,000)
State and political subdivisions	8,135,000	(290,000)	24,656,000	(6,525,000)	32,791,000	(6,815,000)
Asset-backed securities	—	—	1,517,000	(47,000)	1,517,000	(47,000)
	$27,197,000	$(1,264,000)	$246,627,000	$(54,199,000)	$273,824,000	$(55,463,000)

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the Mortgage-backed securities owned were issued either by a U.S. Government Agency (GNMA) or a Government Sponsored Enterprise (FNMA or FHLMC). HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of June 30, 2024. HTM corporate debt holdings consist of 13 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each were in good standing as of June 30, 2024.

The following table presents the activity in the ACL for HTM debt securities by major security type for the periods ended June 30, 2024 and 2023:

	For the six months ended June 30, 2024			For the six months ended June 30, 2023
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$222,000	$212,000	$434,000	$—	$—	$—
Impact of adopting ASC 326	—	—	—	229,000	209,000	438,000
Credit loss reduction[1]	(129,000)	(156,000)	(285,000)	(5,000)	(5,000)	(10,000)
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$93,000	$56,000	$149,000	$224,000	$204,000	$428,000
1June 30, 2024 total of (285,000) will not tie to Consolidated Statement of Income Credit loss reduction - debt securities HTM due to rounding.

There was no ACL on U.S. Government-sponsored enterprise, agency securities, or mortgage-backed securities as of June 30, 2024.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of June 30, 2024, none of the Company’s HTM debt securities were past due or on non-accrual status.

Re-Classified Securities: During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $51,000, net of taxes, at June 30, 2024. This compares to $56,000 and $59,000, net of taxes, at December 31, 2023 and June 30, 2023, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

Restricted Equity Securities: The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of June 30, 2024 and 2023, and December 31, 2023, the Bank's investment in FHLBB stock totaled $6,073,000, $4,190,000 and $2,348,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at June 30, 2024 and 2023, and December 31, 2023.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through June 30, 2024. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
The Company periodically reviews and updates the segmentation of its loan portfolio. Updates performed in conjunction with adoption of ASC 326 in 2023 consisted of reporting what had been a single class, commercial real estate loans, as three classes - commercial real estate owner occupied, commercial real estate non-owner occupied, and commercial multi-family. In addition home equity installment loans which had previously been included in the residential term class were included in the home equity revolving and term class. In the first quarter of 2024, a new segment was established for Agriculture loans; certain prior period information of these loans continues to be included the C&I and CRE non-owner occupied segments.

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of June 30, 2024 and 2023 and at December 31, 2023:

	June 30, 2024		December 31, 2023		June 30, 2023
Commercial
Real estate owner occupied	$341,043,000	15.1%	$314,819,000	14.8%	$301,320,000	14.6%
Real estate non-owner occupied	406,480,000	18.1%	390,167,000	18.3%	392,878,000	19.1%
Construction	98,726,000	4.4%	88,673,000	4.2%	64,094,000	3.1%
C&I	330,542,000	14.7%	315,026,000	14.8%	307,018,000	14.9%
Multifamily	105,704,000	4.7%	93,476,000	4.4%	93,124,000	4.5%
Agriculture	48,748,000	2.2%	45,230,000	2.1%	48,346,000	2.3%
Municipal	62,105,000	2.8%	51,423,000	2.4%	58,252,000	2.8%
Residential
Term	686,006,000	30.5%	674,855,000	31.7%	645,127,000	31.4%
Construction	35,574,000	1.6%	32,358,000	1.5%	30,812,000	1.5%
Home Equity
Revolving and term	112,228,000	5.0%	104,026,000	4.9%	99,666,000	4.8%
Consumer	20,514,000	0.9%	19,401,000	0.9%	20,316,000	1.0%
Total	$2,247,670,000	100.0%	$2,129,454,000	100.0%	$2,060,953,000	100.0%

Loan balances include net deferred loan costs of $12,130,000 as of June 30, 2024, $11,479,000 as of December 31, 2023, and $10,824,000 as of June 30, 2023. Net deferred loan costs have increased from a year ago and year-to-date based upon loan origination unit volume over the periods, prepayments, and normal repayment activity. Loan balances in the Residential Term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment subtracted $68,000 from the loan balances as of June 30, 2024 and added $2,149,000 to the loan balances as of December 31, 2023; there was no such adjustment as of June 30, 2023.
Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $624,058,000 at June 30, 2024, were used to collateralize borrowings from the FHLBB. This compares to qualifying loans which totaled $561,574,000 at December 31, 2023, and $541,345,000 at June 30, 2023. In addition, commercial, residential construction and home equity loans totaling $353,650,000 at June 30, 2024, $320,083,000 at December 31, 2023, and $331,836,000 at June 30, 2023, were used to collateralize a standby line of credit at the FRBB.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2024, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$503,000	$64,000	$383,000	$950,000	$340,093,000	$341,043,000	$—
Real estate non-owner occupied	—	—	—	—	406,480,000	406,480,000	—
Construction	—	—	—	—	98,726,000	98,726,000	—
C&I	585,000	—	37,000	622,000	329,920,000	330,542,000	19,000
Multifamily	—	—	—	—	105,704,000	105,704,000	—
Agriculture	—	—	—	—	48,748,000	48,748,000	—
Municipal	—	—	—	—	62,105,000	62,105,000	—
Residential
Term	110,000	232,000	446,000	788,000	685,218,000	686,006,000	48,000
Construction	—	—	—	—	35,574,000	35,574,000	—
Home equity
Revolving and term	553,000	127,000	67,000	747,000	111,481,000	112,228,000	—
Consumer	147,000	44,000	20,000	211,000	20,303,000	20,514,000	20,000
Total	$1,898,000	$467,000	$953,000	$3,318,000	$2,244,352,000	$2,247,670,000	$87,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$—	$—	$—	$314,819,000	$314,819,000	$—
Real estate non-owner occupied	—	—	—	—	393,636,000	393,636,000	—
Construction	—	9,000	8,000	17,000	88,656,000	88,673,000	—
C&I	714,000	35,000	120,000	869,000	355,918,000	356,787,000	10,000
Multifamily	—	—	—	—	93,476,000	93,476,000	—
Municipal	31,000	—	—	31,000	51,392,000	51,423,000	—
Residential
Term	254,000	818,000	728,000	1,800,000	673,055,000	674,855,000	360,000
Construction	—	—	—	—	32,358,000	32,358,000	—
Home equity
Revolving and term	495,000	95,000	26,000	616,000	103,410,000	104,026,000	—
Consumer	475,000	22,000	58,000	555,000	18,846,000	19,401,000	59,000
Total	$1,969,000	$979,000	$940,000	$3,888,000	$2,125,566,000	$2,129,454,000	$429,000

Information on the past-due status of loans by class of financing receivable as of June 30, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$37,000	$—	$—	$37,000	$301,283,000	$301,320,000	$—
Real estate non-owner occupied	—	—	—	—	396,388,000	396,388,000	—
Construction	—	—	8,000	8,000	64,086,000	64,094,000	—
C&I	346,000	43,000	147,000	536,000	351,318,000	351,854,000	—
Multifamily	—	—	—	—	93,124,000	93,124,000	—
Municipal	—	—	—	—	58,252,000	58,252,000	—
Residential
Term	58,000	1,205,000	376,000	1,639,000	643,488,000	645,127,000	298,000
Construction	—	—	—	—	30,812,000	30,812,000	—
Home equity
Revolving and term	177,000	—	193,000	370,000	99,296,000	99,666,000	7,000
Consumer	202,000	36,000	14,000	252,000	20,064,000	20,316,000	13,000
Total	$820,000	$1,284,000	$738,000	$2,842,000	$2,058,111,000	$2,060,953,000	$318,000
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

The following table presents the amortized costs basis of loans on nonaccrual status as of June 30, 2024, December 31, 2023 and June 30, 2023:

	June 30, 2024			December 31, 2023			June 30, 2023
Dollars in thousands	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual
Commercial
Real estate owner occupied	$—	$383,000	$383,000	$—	$—	$—	$—	$—	$—
Real estate non-owner occupied	—	—	—	—	—	—	—	—	—
Construction	—	19,000	19,000	—	29,000	29,000	—	30,000	30,000
C&I	—	111,000	111,000	354,000	184,000	538,000	372,000	283,000	655,000
Multifamily	—	—	—	—	—	—	—	—	—
Agriculture	—	32,000	32,000	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—	—
Residential							—	—	—
Term	—	1,731,000	1,731,000	304,000	1,011,000	1,315,000	—	533,000	533,000
Construction	—	—	—	—	—	—	—	—	—
Home equity							—	—	—
Revolving and term	—	288,000	288,000	—	296,000	296,000	—	458,000	458,000
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$2,564,000	$2,564,000	$658,000	$1,520,000	$2,178,000	$372,000	$1,304,000	$1,676,000

Individually Analyzed Loans: IAL include loans with balances of $250,000 or more that have either been placed into non-accrual, were loans reported as TDR prior to adoption of ASU 2022-02, or are loans identified by management as having characteristics that merit individual analysis. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.
The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2024 by collateral type:

Collateral Type
	Commercial Real Estate	Residential Real Estate	Total
Commercial
Real estate owner occupied	$283,000	$—	$283,000
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	—	569,000	569,000
Construction	—	—	—
Home Equity
Revolving and term	—	—	—
Consumer	—	—	—
Total	$283,000	$569,000	$852,000
Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2023 by collateral type:

Collateral Type
	Residential Real Estate	Total
Commercial
Real estate owner occupied	$—	$—
Real estate non-owner occupied	—	—
Construction	—	—
C&I	—	—
Multifamily	—	—
Municipal	—	—
Residential
Term	685,000	685,000
Construction	—	—
Home Equity
Revolving and term	—	—
Consumer	—	—
Total	$685,000	$685,000
The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2023 by collateral type:

Collateral Type
	Commercial Real Estate	Residential Real Estate	Total
Commercial
Real estate owner occupied	$—	$—	$—
Real estate non-owner occupied	725,000	—	725,000
Construction	—	—	—
C&I	—	—	—
Multifamily	—	—	—
Municipal	—	—	—
Residential
Term	—	385,000	385,000
Construction	—	—	—
Home Equity
Revolving and term	—	—	—
Consumer	—	—	—
Total	$725,000	$385,000	$1,110,000

Loan Modifications to Borrowers Experiencing Financial Difficulty: Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief.
The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended June 30, 2024:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$635,000	$—	$—	$—	$—	0.19%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
C&I	177,000	—	—	—	170,000	0.05%
Multifamily	—	—	—	—	—	—%
Agriculture	—	—	—	—	—	—%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$812,000	$—	$—	$—	$170,000	0.04%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended June 30, 2024:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.

Payment Deferral & Term Extension
Financial Effect
Commercial
C&I	Temporary payment accommodation, extended term 60 days.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended June 30, 2023:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$—	$—	$—	$—	—%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
C&I	—	4,000	—	—	—	0.001%
Multifamily	—	—	—	—	—	—%
Agriculture	—	—	—	—	—	—%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$4,000	$—	$—	$—	0.0002%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended June 30, 2023:

Term Extension
Financial Effect
C&I	Extended Term 90 days

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the previous 12 months as of June 30, 2024:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$635,000	$503,000	$—	$283,000
Construction	69,000	—	—	—
C&I	402,000	41,000	—	—
Multifamily	1,932,000	—	—	—
Residential
Term	1,023,000	—	—	—
Home Equity
Revolving and term	70,000	—	—	—
Consumer	19,000	—	—	13,000
Total	$4,150,000	$544,000	$—	$296,000

The following table depicts the performance of loans that have been modified during the six months ended June 30, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
C&I	$253,000	$—	$—	$—
Total	$253,000	$—	$—	$—

Residential Mortgage Loans in Process of Foreclosure
As of June 30, 2024, there were two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $127,000. This compares to five mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $400,000 as of December 31, 2023. There were no mortgage loans collateralized by residential real estate in the process of foreclosure as of June 30, 2023.

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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 47.8% of total Bank capital as of June 30, 2024 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 230.2% of total Bank capital at June 30, 2024, below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the ACL as of June 30, 2024, by class of financing receivable and allowance element, is presented in the following table:

As of June 30, 2024	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,434,000	$819,000	$5,253,000
Real estate non-owner occupied	—	3,819,000	429,000	4,248,000
Construction	—	1,032,000	(110,000)	922,000
C&I	219,000	4,098,000	704,000	5,021,000
Multifamily	—	1,439,000	128,000	1,567,000
Agriculture	—	402,000	26,000	428,000
Municipal	—	37,000	143,000	180,000
Residential
Term	22,000	4,984,000	554,000	5,560,000
Construction	—	683,000	(96,000)	587,000
Home Equity
Revolving and term	—	644,000	100,000	744,000
Consumer	—	170,000	13,000	183,000
	$241,000	$21,742,000	$2,710,000	$24,693,000
A breakdown of the ACL as of December 31, 2023, by class of financing receivable and allowance element, is presented in the following table:

As of December 31, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,891,000	$742,000	$4,633,000
Real estate non-owner occupied	—	3,759,000	526,000	4,285,000
Construction	—	1,849,000	129,000	1,978,000
C&I	223,000	4,238,000	540,000	5,001,000
Multifamily	—	1,237,000	81,000	1,318,000
Municipal	—	307,000	27,000	334,000
Residential
Term	41,000	4,224,000	726,000	4,991,000
Construction	—	642,000	(24,000)	618,000
Home Equity
Revolving and term	—	469,000	157,000	626,000
Consumer	—	217,000	29,000	246,000
	$264,000	$20,833,000	$2,933,000	$24,030,000

A breakdown of the ACL as of June 30, 2023, by class of financing receivable and allowance element, is presented in the following table:

As of June 30, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,998,000	$721,000	$4,719,000
Real estate non-owner occupied	—	3,947,000	545,000	4,492,000
Construction	—	1,361,000	108,000	1,469,000
C&I	157,000	3,886,000	678,000	4,721,000
Multifamily	—	1,218,000	94,000	1,312,000
Municipal	—	360,000	39,000	399,000
Residential
Term	29,000	4,020,000	782,000	4,831,000
Construction	—	635,000	(26,000)	609,000
Home Equity
Revolving and term	—	477,000	158,000	635,000
Consumer	—	248,000	30,000	278,000
	$186,000	$20,150,000	$3,129,000	$23,465,000
The ACL as a percent of total loans stood at 1.10% as of June 30, 2024, 1.13% at December 31, 2023 and 1.14% as of June 30, 2023.

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the six months and quarters ended June 30, 2024 and 2023:

	For the six months ended June 30,		For the quarter ended June 30,
	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$1,255,000	$100,000	$895,000	$1,397,000
Impact of adopting ASC 326	—	1,297,000	—	—
Credit loss (reduction) expense	(353,000)	131,000	7,000	131,000
Total ending allowance balance	$902,000	$1,528,000	$902,000	$1,528,000

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of June 30, 2024:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2024
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$25,788	$66,261	$75,715	$40,225	$27,932	$83,905	$11,946	$—	$331,772
Special Mention (risk rating 6)	—	1,903	—	—	—	6,352	50	—	8,305
Substandard (risk rating 7)	—	283	—	—	164	519	—	—	966
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	25,788	68,447	75,715	40,225	28,096	90,776	11,996	—	341,043
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate non-owner occupied
Pass (risk rating 1-5)	18,753	30,722	75,841	117,684	47,167	105,808	10,458	—	406,433
Special Mention (risk rating 6)	—	—	—	47	—	—	—	—	47
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	18,753	30,722	75,841	117,731	47,167	105,808	10,458	—	406,480
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	14,735	32,272	39,063	8,191	1,451	2,800	—	—	98,512
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	145	—	—	69	—	—	—	—	214
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	14,880	32,272	39,063	8,260	1,451	2,800	—	—	98,726
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	22,262	38,700	50,381	43,544	16,725	27,893	97,746	4,400	301,651
Special Mention (risk rating 6)	—	23,316	512	502	458	3,012	450	—	28,250
Substandard (risk rating 7)	—	—	352	103	18	31	137	—	641
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	22,262	62,016	51,245	44,149	17,201	30,936	98,333	4,400	330,542
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Multifamily
Pass (risk rating 1-5)	9,538	12,291	34,230	17,581	14,771	13,196	816	—	102,423
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	1,020	1,349	912	—	—	—	3,281
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	9,538	12,291	35,250	18,930	15,683	13,196	816	—	105,704
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Agriculture
Pass (risk rating 1-5)	5,725	2,992	6,804	4,234	15,283	7,369	4,438	231	47,076
Special Mention (risk rating 6)	21	500	—	61	—	211	600	—	1,393
Substandard (risk rating 7)	—	87	—	32	—	160	—	—	279
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	5,746	3,579	6,804	4,327	15,283	7,740	5,038	231	48,748
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2024
Municipal
Pass (risk rating 1-5)	7,505	20,704	4,608	4,254	9,370	15,664	—	—	62,105
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	7,505	20,704	4,608	4,254	9,370	15,664	—	—	62,105
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	22,303	73,148	155,571	136,033	90,033	204,072	2,991	124	684,275
Non-performing	—	—	303	266	403	759	—	—	1,731
Total Term	22,303	73,148	155,874	136,299	90,436	204,831	2,991	124	686,006
Current period gross write-offs	—	—	—	—	—	(36)	—	—	(36)
Construction
Performing	6,821	26,326	1,088	—	1,339	—	—	—	35,574
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	6,821	26,326	1,088	—	1,339	—	—	—	35,574
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	5,153	9,781	8,652	1,976	1,157	2,090	72,582	10,549	111,940
Non-performing	—	—	—	—	—	100	18	170	288
Total Home Equity Revolving and Term	5,153	9,781	8,652	1,976	1,157	2,190	72,600	10,719	112,228
Current period gross write-offs	—	—	—	—	—	(7)	—	—	(7)
Consumer
Performing	1,984	2,979	1,575	919	1,441	4,660	6,956	—	20,514
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	1,984	2,979	1,575	919	1,441	4,660	6,956	—	20,514
Current period gross write-offs	(2)	(22)	(57)	(30)	(5)	(32)	—	—	(148)
Total loans	$140,733	$342,265	$455,715	$377,070	$228,624	$478,601	$209,188	$15,474	$2,247,670

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$64,693	$73,920	$40,782	$28,716	$29,856	$59,236	$8,993	$—	$306,196
Special Mention (risk rating 6)	1,903	—	—	—	5,605	313	—	—	7,821
Substandard (risk rating 7)	283	—	—	—	503	16	—	—	802
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	66,879	73,920	40,782	28,716	35,964	59,565	8,993	—	314,819
Current period gross write-offs	—	—	—	—	—	(40)	—	—	(40)
Real estate non-owner occupied
Pass (risk rating 1-5)	30,666	70,442	129,299	47,959	27,159	83,820	4,230	—	393,575
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	61	—	—	61
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	30,666	70,442	129,299	47,959	27,159	83,881	4,230	—	393,636
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	29,781	45,130	8,705	1,581	1,034	2,373	—	—	88,604
Special Mention (risk rating 6)	—	—	69	—	—	—	—	—	69
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	29,781	45,130	8,774	1,581	1,034	2,373	—	—	88,673
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	49,147	61,628	51,848	33,955	6,103	32,032	87,949	973	323,635
Special Mention (risk rating 6)	23,970	3,414	267	546	—	3,373	330	—	31,900
Substandard (risk rating 7)	126	354	35	—	180	455	102	—	1,252
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	73,243	65,396	52,150	34,501	6,283	35,860	88,381	973	356,787
Current period gross write-offs	—	(114)	—	—	(16)	(23)	—	—	(153)
Multifamily
Pass (risk rating 1-5)	12,046	30,565	18,053	15,033	5,540	8,527	416	—	90,180
Special Mention (risk rating 6)	—	1,020	—	912	—	—	—	—	1,932
Substandard (risk rating 7)	—	—	1,364	—	—	—	—	—	1,364
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	12,046	31,585	19,417	15,945	5,540	8,527	416	—	93,476
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass (risk rating 1-5)	20,210	4,741	3,982	9,775	5,156	7,559	—	—	51,423
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	20,210	4,741	3,982	9,775	5,156	7,559	—	—	51,423
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Residential
Term
Performing	65,605	156,495	140,254	93,774	39,896	174,341	3,046	129	673,540
Non-performing	—	304	—	40	300	671	—	—	1,315
Total Term	65,605	156,799	140,254	93,814	40,196	175,012	3,046	129	674,855
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	25,007	6,012	—	1,339	—	—	—	—	32,358
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	25,007	6,012	—	1,339	—	—	—	—	32,358
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	10,519	9,319	2,031	1,197	584	1,655	68,006	10,419	103,730
Non-performing	—	—	—	—	—	112	19	165	296
Total Home Equity Revolving and Term	10,519	9,319	2,031	1,197	584	1,767	68,025	10,584	104,026
Current period gross write-offs	—	(50)	—	—	—	—	—	—	(50)
Consumer
Performing	3,664	2,042	1,175	1,794	455	4,564	5,707	—	19,401
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	3,664	2,042	1,175	1,794	455	4,564	5,707	—	19,401
Current period gross write-offs	(5)	(46)	(31)	(30)	(7)	(75)	—	—	(194)
Total loans	$337,620	$465,386	$397,864	$236,621	$122,371	$379,108	$178,798	$11,686	$2,129,454

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of June 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2023
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$35,091	$75,256	$42,611	$29,022	$36,714	$71,292	$10,432	$187	$300,605
Special Mention (risk rating 6)	75	—	—	12	503	—	—	—	590
Substandard (risk rating 7)	—	—	—	—	—	125	—	—	125
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	35,166	75,256	42,611	29,034	37,217	71,417	10,432	187	301,320
Current period gross write-offs	—	—	—	—	—	(39)	—	—	(39)
Real estate non-owner occupied
Pass (risk rating 1-5)	23,092	71,871	131,461	49,505	28,265	87,469	4,662	—	396,325
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	63	—	—	63
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	23,092	71,871	131,461	49,505	28,265	87,532	4,662	—	396,388
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	8,436	41,688	8,574	1,737	1,063	2,596	—	—	64,094
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	8,436	41,688	8,574	1,737	1,063	2,596	—	—	64,094
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	35,422	68,801	55,927	38,437	6,937	40,691	87,193	16,187	349,595
Special Mention (risk rating 6)	—	105	316	—	43	12	419	—	895
Substandard (risk rating 7)	100	372	35	—	214	575	68	—	1,364
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	35,522	69,278	56,278	38,437	7,194	41,278	87,680	16,187	351,854
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Multifamily
Pass (risk rating 1-5)	5,332	31,747	19,329	16,220	5,959	11,259	1,914	—	91,760
Special Mention (risk rating 6)	—	—	1,364	—	—	—	—	—	1,364
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	5,332	31,747	20,693	16,220	5,959	11,259	1,914	—	93,124
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass (risk rating 1-5)	20,516	6,991	4,352	11,036	5,691	9,666	—	—	58,252
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	20,516	6,991	4,352	11,036	5,691	9,666	—	—	58,252
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2023
Residential
Term
Performing	29,366	137,663	146,868	99,721	41,667	187,272	1,903	134	644,594
Non-performing	—	—	—	—	262	271	—	—	533
Total Term	29,366	137,663	146,868	99,721	41,929	187,543	1,903	134	645,127
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	6,627	22,880	—	1,305	—	—	—	—	30,812
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	6,627	22,880	—	1,305	—	—	—	—	30,812
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	5,632	9,504	2,188	1,253	744	1,836	67,376	10,675	99,208
Non-performing	—	—	—	—	—	118	149	191	458
Total Home Equity Revolving and Term	5,632	9,504	2,188	1,253	744	1,954	67,525	10,866	99,666
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	2,411	2,684	1,425	2,207	643	4,705	6,241	—	20,316
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	2,411	2,684	1,425	2,207	643	4,705	6,241	—	20,316
Current period gross write-offs	(1)	(17)	(22)	(14)	(3)	(26)	—	—	(83)
Total loans	$172,100	$469,562	$414,450	$250,455	$128,705	$417,950	$180,357	$27,374	$2,060,953

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
The following table presents ACL activity by class for the six months and quarter ended June 30, 2024:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the six months ended June 30, 2024
Beginning balance	$4,633	$4,285	$1,978	$5,001	$1,318	$—	$334	$4,991	$618	$626	$246	$24,030
Charge offs	—	—	—	—	—	—	—	(36)	—	(7)	(148)	(191)
Recoveries	100	—	—	23	—	—	—	29	—	18	46	216
Credit loss (reduction) expense	520	(37)	(1,056)	(3)	249	428	(154)	576	(31)	107	39	638
Ending balance	$5,253	$4,248	$922	$5,021	$1,567	$428	$180	$5,560	$587	$744	$183	$24,693
For the three months ended June 30, 2024
Beginning balance	$5,180	$4,265	$820	$5,083	$1,507	$392	$194	$5,354	$562	$677	$173	$24,207
Charge offs	—	—	—	—	—	—	—	(36)	—	(7)	(52)	(95)
Recoveries	—	—	—	—	—	—	—	4	—	15	23	42
Credit loss (reduction) expense	73	(17)	102	(62)	60	36	(14)	238	25	59	39	539
Ending balance	$5,253	$4,248	$922	$5,021	$1,567	$428	$180	$5,560	$587	$744	$183	$24,693
The following table presents ACL activity by class for the year ended December 31, 2023:

Dollars in thousands	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the year ended December 31, 2023
Beginning balance prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Charge offs	(40)	—	—	(153)	—	—	—	—	(50)	(194)	—	(437)
Recoveries	2	75	—	3	—	—	14	—	13	97	—	204
Credit loss (reduction) expense	241	(105)	214	409	134	40	540	(316)	90	83	—	1,330
Impact of adopting ASC 326	(1,686)	4,315	943	1,645	1,184	132	1,878	735	(456)	(802)	(1,678)	6,210
Ending balance	$4,633	$4,285	$1,978	$5,001	$1,318	$334	$4,991	$618	$626	$246	$—	$24,030

The following table presents ACL activity by class for the six months and quarter ended June 30, 2023:

Dollars in thousands	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the six months ended June 30, 2023
Beginning balance prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Charge offs	(39)	—	—	—	—	—	—	—	—	(83)	—	(122)
Recoveries	—	—	—	3	—	—	6	—	7	58	—	74
Credit loss (reduction) expense	328	177	(295)	(24)	128	105	388	(325)	55	43	—	580
Impact of adopting ASC 326	(1,686)	4,315	943	1,645	1,184	132	1,878	735	(456)	(802)	(1,678)	6,210
Ending balance	$4,719	$4,492	$1,469	$4,721	$1,312	$399	$4,831	$609	$635	$278	$—	$23,465
For the three months ended June 30, 2023
Beginning balance	$4,470	$4,422	$1,784	$4,838	$1,206	$307	$4,608	$949	$603	$271	$—	$23,458
Charge offs	—	—	—	—	—	—	—	—	—	(46)	—	(46)
Recoveries	—	—	—	1	—	—	4	—	3	15	—	23
Credit loss (reduction) expense	249	70	(315)	(118)	106	92	219	(340)	29	38	—	30
Ending balance	$4,719	$4,492	$1,469	$4,721	$1,312	$399	$4,831	$609	$635	$278	$—	$23,465

As of June 30, 2024, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

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
As of June 30, 2024, 131,419 shares of restricted stock had been granted under the 2020 Plan, of which 87,418 shares remain restricted as of June 30, 2024 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2022	3.0	23,404	0.6
2022	2.5	1,250	0.6
2023	3.0	27,309	1.6
2023	2.0	2,946	0.6
2024	3.0	27,987	2.6
2024	2.0	2,119	1.6
2024	1.0	2,403	0.6
		87,418	1.6
The compensation cost related to these non-vested restricted stock grants is $2,544,000 and is recognized over the vesting terms of each grant. In the six months ended June 30, 2024, $450,000 of expense was recognized for these restricted shares, leaving $1,242,000 in unrecognized expense as of June 30, 2024. In the six months ended June 30, 2023, $398,000 of expense was recognized for restricted shares, leaving $1,287,000 in unrecognized expense as of June 30, 2023.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $421,000 and $408,000 for the six months ended June 30, 2024 and 2023, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the six months ended June 30, 2024 and 2023:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2024
Net income as reported	$12,192,000
Basic EPS: Income available to common shareholders	12,192,000	11,041,483	$1.10
Effect of dilutive securities: restricted stock		87,023
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,192,000	11,128,506	$1.10
For the six months ended June 30, 2023
Net income as reported	$15,365,000
Basic EPS: Income available to common shareholders	15,365,000	10,995,399	$1.40
Effect of dilutive securities: restricted stock		83,888
Diluted EPS: Income available to common shareholders plus assumed conversions	$15,365,000	11,079,287	$1.39
The following table sets forth the computation of basic and diluted EPS for the quarters ended June 30, 2024 and 2023:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2024
Net income as reported	$6,171,000
Basic EPS: Income available to common shareholders	6,171,000	11,049,110	$0.56
Effect of dilutive securities: restricted stock		88,081
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,171,000	11,137,191	$0.55
For the quarter ended June 30, 2023
Net income as reported	$7,394,000
Basic EPS: Income available to common shareholders	7,394,000	10,989,302	$0.67
Effect of dilutive securities: restricted stock		83,501
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,394,000	11,072,803	$0.67

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $585,000 and $584,000 for the six months ended June 30, 2024 and 2023, respectively.
Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $74,000 and $57,000 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the associated accrued liability included in other liabilities in the balance sheet was $2,594,000 compared to $2,664,000 and $2,807,000 at December 31, 2023 and June 30, 2023, respectively.

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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the six months ended June 30,
	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$1,091,000	$1,050,000
Interest cost	—	10,000
Benefits paid	(42,000)	(44,000)
Benefit obligation at end of period	$1,049,000	$1,016,000
Funded status
Benefit obligation at end of period	$(1,049,000)	$(1,016,000)
Unamortized gain	(384,000)	(345,000)
Accrued benefit cost at end of period	$(1,433,000)	$(1,361,000)
The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarter ended June 30,
	2024	2023	2024	2023
Components of net periodic benefit cost
Interest cost	$—	$10,000	$—	$5,000
Net periodic benefit cost	$—	$10,000	$—	$5,000
Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	June 30, 2024	December 31, 2023	June 30, 2023
Unamortized net actuarial gain	$384,000	$384,000	$345,000
Deferred tax expense	(81,000)	(81,000)	(72,000)
Net unrecognized postretirement benefits included in AOCI	$303,000	$303,000	$273,000
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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the six months and quarters ended June 30, 2024 and 2023.

	For the six months ended June 30,		For the quarter ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$(39,575,000)	$(44,718,000)	$(42,816,000)	$(40,537,000)
Unrealized (losses) gains arising during the period	(4,802,000)	1,186,000	(700,000)	(4,106,000)
Related deferred taxes	1,008,000	(249,000)	147,000	862,000
Net change	(3,794,000)	937,000	(553,000)	(3,244,000)
Balance at end of period	$(43,369,000)	$(43,781,000)	$(43,369,000)	$(43,781,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the six months and quarters ended June 30, 2024 and 2023.

	For the six months ended June 30,		For the quarter ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$(56,000)	$(64,000)	$(54,000)	$(60,000)
Amortization of net unrealized gains	6,000	6,000	3,000	1,000
Related deferred taxes	(1,000)	(1,000)	—	—
Net change	5,000	5,000	3,000	1,000
Balance at end of period	$(51,000)	$(59,000)	$(51,000)	$(59,000)

The following table presents the effect of the Company's derivative financial instruments included in OCI for the six months and quarters ended June 30, 2024 and 2023.

	For the six months ended June 30,		For the quarter ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$300,000	$544,000	$735,000	$(2,192,000)
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	548,000	172,000	(3,000)	3,635,000
Related deferred taxes	(115,000)	(36,000)	1,000	(763,000)
Net change	433,000	136,000	(2,000)	2,872,000
Balance at end of period	$733,000	$680,000	$733,000	$680,000
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the six months and quarters ended June 30, 2024 and 2023.

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

The details of the Bank's swap agreements are as follows:

					June 30, 2024		December 31, 2023		June 30, 2023
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
04/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	$—	$—	$—	$—	$10,000,000	$89,000
04/27/2022	01/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	—	—	10,000,000	22,000	10,000,000	158,000
04/27/2022	04/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	—	—	10,000,000	86,000	10,000,000	219,000
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	75,000,000	928,000	75,000,000	272,000	75,000,000	1,154,000
					$75,000,000	$928,000	$95,000,000	$380,000	$105,000,000	$1,620,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	$40,000,000	$(24,000)	$40,000,000	$(581,000)	$40,000,000	$(231,000)
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(32,000)	30,000,000	(598,000)	30,000,000	(239,000)
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(11,000)	30,000,000	(678,000)	30,000,000	(289,000)
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other Assets	50,000,000	135,000	50,000,000	(292,000)	—	—
					$150,000,000	$68,000	$150,000,000	$(2,149,000)	$100,000,000	$(759,000)
Total swap agreements					$225,000,000	$996,000	$245,000,000	$(1,769,000)	$205,000,000	$861,000

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

At June 30, 2024 there were eight customer loan swap arrangements in place. This compares to seven customer loan swap arrangements in place at December 31, 2023 and six customer loan swap arrangements in place at June 30, 2023. The details of the Bank's customer loan swap arrangements are detailed below:

		June 30, 2024			December 31, 2023			June 30, 2023
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	7	$40,290,000	$4,851,000	6	$36,286,000	$4,259,000	6	$36,852,000	$4,715,000
Pay Fixed, Receive Variable	Other Liabilities	1	2,662,000	(61,000)	1	5,048,000	(89,000)	—	—	—
		8	42,952,000	4,790,000	7	41,334,000	4,170,000	6	36,852,000	4,715,000
Receive Fixed, Pay Variable	Other Assets	1	2,662,000	61,000	1	5,048,000	89,000	—	—	—
Receive Fixed, Pay Variable	Other Liabilities	7	40,290,000	(4,851,000)	6	36,286,000	(4,259,000)	6	36,852,000	(4,715,000)
		8	42,952,000	(4,790,000)	7	41,334,000	(4,170,000)	6	36,852,000	(4,715,000)
Total		16	$85,904,000	$—	14	$82,668,000	$—	12	$73,704,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At June 30, 2024, there was no collateral posted on its swap contracts or required amount to be pledged.
Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2024, the prepayment assumption using the PSA model was 108, which translates into an anticipated prepayment rate of 5.18%. The discount rate is 9.75%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2024 and 2023, servicing rights capitalized totaled $8,000 and $17,000, respectively. Servicing rights amortized for the six-month periods ended June 30, 2024 and 2023 were $164,000 and $197,000, respectively. The fair value of servicing rights was $3,281,000, $3,583,000, and $3,639,000 at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. The Bank serviced loans for others totaling $307,637,000, $321,178,000, and $332,993,000 at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2024	December 31, 2023	June 30, 2023
Mortgage servicing rights	$8,709,000	$8,702,000	$8,671,000
Accumulated amortization	(6,690,000)	(6,525,000)	(6,358,000)
Carrying value	$2,019,000	$2,177,000	$2,313,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2024 and 2023, and at December 31, 2023:

	June 30, 2024	December 31, 2023	June 30, 2023
Certificates of deposit < $100,000	$728,410,000	$646,818,000	$667,552,000
Certificates $100,000 to $250,000	219,732,000	251,192,000	252,720,000
Certificates $250,000 and over	163,597,000	172,237,000	129,357,000
	$1,111,739,000	$1,070,247,000	$1,049,629,000
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
Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2024 and 2023, and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024, December 31, 2023 and June 30, 2023.

	At June 30, 2024
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,778,000	$—	$19,778,000
Mortgage-backed securities	—	217,823,000	—	217,823,000
State and political subdivisions	—	33,370,000	—	33,370,000
Asset-backed securities	—	2,530,000	—	2,530,000
Total securities available for sale	—	273,501,000	—	273,501,000
Interest rate swap agreements	—	1,063,000	—	1,063,000
Customer loan interest swap agreements	—	4,912,000	—	4,912,000
Total interest rate swap agreements	—	5,975,000	—	5,975,000
Total assets	$—	$279,476,000	$—	$279,476,000

	At June 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$67,000	$—	$67,000
Customer loan interest swap agreements	—	4,912,000	—	4,912,000
Total liabilities	$—	$4,979,000	$—	$4,979,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,830,000	$—	$19,830,000
Mortgage-backed securities	—	224,597,000	—	224,597,000
State and political subdivisions	—	34,645,000	—	34,645,000
Asset-backed securities	—	2,981,000	—	2,981,000
Total securities available for sale	—	282,053,000	—	282,053,000
Interest rate swap agreements	—	380,000	—	380,000
Customer loan interest swap agreements	—	4,348,000	—	4,348,000
Total interest rate swap agreements	—	4,728,000	—	4,728,000
Total assets	$—	$286,781,000	$—	$286,781,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,149,000	$—	$2,149,000
Customer loan interest swap agreements	—	4,348,000	—	4,348,000
Total liabilities	$—	$6,497,000	$—	$6,497,000

	At June 30, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,361,000	$—	$19,361,000
Mortgage-backed securities	—	222,192,000	—	222,192,000
State and political subdivisions	—	33,619,000	—	33,619,000
Asset-backed securities	—	3,183,000	—	3,183,000
Total securities available for sale	—	278,355,000	—	278,355,000
Interest rate swap agreements	—	1,620,000	—	1,620,000
Customer loan interest swap agreements	—	4,715,000	—	4,715,000
Total interest swap agreements	—	6,335,000	—	6,335,000
Total assets	$—	$284,690,000	$—	$284,690,000

	At June 30, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$759,000	$—	$759,000
Customer loan interest swap agreements	—	4,715,000	—	4,715,000
Total liabilities	$—	$5,474,000	$—	$5,474,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve for each of the periods presented. OREO is presented net of no allowance at June 30, 2024 and 2023. There was no OREO or related allowance at
December 31, 2023. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. There were no collateral-dependent IAL with a related specific ACL or a partial charge off at June 30, 2024. IAL below are presented net of specific allowances of $19,000 and $157,000 at December 31, 2023, and June 30, 2023, respectively.

	At June 30, 2024
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,281,000	$—	$3,281,000
OREO	—	208,000	—	208,000
Total assets	$—	$3,489,000	$—	$3,489,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,583,000	$—	$3,583,000
Individually analyzed loans	—	285,000	—	285,000
Total assets	$—	$3,868,000	$—	$3,868,000

	At June 30, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,639,000	$—	$3,639,000
OREO	—	64,000	—	64,000
Individually analyzed loans	—	215,000	—	215,000
Total assets	$—	$3,918,000	$—	$3,918,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2024 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$377,522,000	$321,616,000	$—	$321,616,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	738,022,000	700,230,000	—	—	700,230,000
Construction	97,804,000	92,796,000	—	—	92,796,000
Other	477,978,000	468,464,000	—	—	468,464,000
Municipal	61,925,000	59,216,000	—	—	59,216,000
Residential
Term	680,446,000	610,008,000	—	—	610,008,000
Construction	34,987,000	34,556,000	—	—	34,556,000
Home equity line of credit	111,484,000	111,424,000	—	—	111,424,000
Consumer	20,331,000	18,049,000	—	—	18,049,000
Total loans	2,222,977,000	2,094,743,000	—	—	2,094,743,000
Mortgage servicing rights	2,019,000	3,281,000	—	3,281,000	—
Financial liabilities
Local certificates of deposit	$369,948,000	$350,698,000	$—	$350,698,000	$—
National certificates of deposit	741,791,000	750,751,000	—	750,751,000	—
Total certificates of deposit	1,111,739,000	1,101,449,000	—	1,101,449,000	—
Repurchase agreements	56,502,000	56,372,000	—	56,372,000	—
Federal Home Loan Bank advances	174,118,000	123,851,000	—	123,851,000	—
Total borrowed funds	230,620,000	180,223,000	—	180,223,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2023 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$385,235,000	$338,570,000	$—	$338,570,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	699,537,000	658,732,000	—	—	658,732,000
Construction	86,695,000	81,638,000	—	—	81,638,000
Other	443,944,000	431,067,000	—	—	431,067,000
Municipal	51,089,000	46,806,000	—	—	46,806,000
Residential
Term	669,864,000	595,033,000	—	285,000	594,748,000
Construction	31,740,000	31,131,000	—	—	31,131,000
Home equity line of credit	103,400,000	102,858,000	—	—	102,858,000
Consumer	19,155,000	16,963,000	—	—	16,963,000
Total loans	2,105,424,000	1,964,228,000	—	285,000	1,963,943,000
Mortgage servicing rights	2,177,000	3,583,000	—	3,583,000	—
Financial liabilities
Local certificates of deposit	$293,466,000	$362,555,000	$—	$362,555,000	$—
National certificates of deposit	776,781,000	699,919,000	—	699,919,000	—
Total certificates of deposit	1,070,247,000	1,062,474,000	—	1,062,474,000	—
Repurchase agreements	49,576,000	49,462,000	—	49,462,000	—
Federal Home Loan Bank advances	20,076,000	20,074,000	—	20,074,000	—
Total borrowed funds	69,652,000	69,536,000	—	69,536,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2023 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$389,987,000	$336,007,000	$—	$336,007,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	688,497,000	653,180,000	—	—	653,180,000
Construction	62,625,000	59,413,000	—	—	59,413,000
Other	438,945,000	427,185,000	—	215,000	426,970,000
Municipal	57,853,000	53,169,000	—	—	53,169,000
Residential
Term	640,296,000	572,873,000	—	—	572,873,000
Construction	30,203,000	30,089,000	—	—	30,089,000
Home equity line of credit	99,031,000	99,975,000	—	—	99,975,000
Consumer	20,038,000	17,984,000	—	—	17,984,000
Total loans	2,037,488,000	1,913,868,000	—	215,000	1,913,653,000
Mortgage servicing rights	2,313,000	3,639,000	—	3,639,000	—
Financial liabilities
Local certificates of deposit	$332,390,000	$311,328,000	$—	$311,328,000	$—
National certificates of deposit	717,239,000	719,323,000	—	719,323,000	—
Total certificates of deposit	1,049,629,000	1,030,651,000	—	1,030,651,000	—
Repurchase agreements	48,401,000	48,293,000	—	48,293,000	—
Federal Home Loan Bank advances	66,080,000	66,050,000	—	66,050,000	—
Total borrowed funds	114,481,000	114,343,000	—	114,343,000	—

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

In the six months ended June 30, 2024 the ACL-Loans increased by $663,000, the ACL-Off-Balance Commitments decreased by $353,000 and the ACL-HTM Securities decreased by $285,000. Further discussion of the ACL may be found in Note 2, "Investment Securities", Note 3, "Loans", and Note 4, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of June 30, 2024 the fair value of AFS securities decreased by $8.6 million and the fair value of HTM securities decreased by $17.0 million from that of December 31, 2023. These decreases are due to a combination of higher interest rates leading to lower market prices for the underlying securities and incoming cash flow from these investments being re-deployed to other segments of the balance sheet. Further discussion of the fair value of securities may be found in Note 2, "Investment Securities", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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

Risks and Uncertainties. The nation's economy continues to demonstrate areas of strength and areas of weakness. The high inflation experienced post-pandemic has moderated, yet continues to run above the FOMC's 2% target, and the pace of progress to target has slowed as evidenced by higher than expected readings of the Consumer Price Index in the first quarter of 2024. The labor market remains tight with continued low rates of unemployment and strong but slowing job creation; wage pressures which had contributed to to inflationary pressure appear to be softening. To address the inflation problem, FOMC aggressively increased short-term interest rates throughout 2022 and into 2023, and has been on hold since the summer of 2023. The FOMC has signaled rate reductions beginning later this year, however the timing and depth of cuts is uncertain. If the FOMC has not increased rates enough or begins rate cuts too early, it risks an ongoing inflation problem; an overshoot on maintaining elevated interest rates risks entering the economy into a recession. Concern continues to be expressed nationally on the commercial real estate market given high vacancy numbers in some locations. The ongoing conflicts between Russia and Ukraine, and Israel and Hamas, continue to contribute to geopolitical instability and add to economic uncertainty particularly in the energy sector. The recent near-failure and subsequent recapitalization of a large regional bank rekindled concerns that followed the failures in 2023 of several regional banks, which roiled markets and introduced new sources of uncertainty.
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2024	2023	2024	2023
Net interest income as presented	$29,955	$33,400	$15,075	$15,925
Effect of tax-exempt income	1,355	1,280	686	661
Net interest income, tax equivalent	$31,310	$34,680	$15,761	$16,586
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2024	2023	2024	2023
Non-interest expense, as presented	$23,011	$21,565	$11,250	$10,715
Net interest income, as presented	29,955	33,400	15,075	15,925
Effect of tax-exempt interest income	1,355	1,280	686	661
Non-interest income, as presented	7,797	7,439	4,157	3,870
Effect of non-interest tax-exempt income	91	86	45	43
Adjusted net interest income plus non-interest income	$39,198	$42,205	$19,963	$20,499
Non-GAAP efficiency ratio	58.70%	51.10%	56.35%	52.27%
GAAP efficiency ratio	60.95%	52.80%	58.50%	54.13%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2024	2023	2024	2023
Average shareholders' equity as presented	$244,202	$235,242	$244,321	$232,991
Less average intangible assets	(30,824)	(30,850)	(30,827)	(30,853)
Average tangible shareholders' common equity	$213,378	$204,392	$213,494	$202,138
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2024	2023	2024	2023
Net Income, as presented	$12,192	$15,365	$6,171	$7,394
Add: credit loss (reduction) expense	(1)	701	512	151
Add: income taxes expense	2,550	3,208	1,299	1,535
Pre-tax, pre-provision net income	$14,741	$19,274	$7,982	$9,080

Executive Summary
Net income for the six months ended June 30, 2024 was $12.2 million, down $3.2 million or 20.7% from the same period in 2023 due primarily to a decrease in net interest income resulting from higher funding costs. Earnings per common share on a fully diluted basis were $1.10 for the six months ended June 30, 2024, down $0.29 or 21.1% from the $1.39 posted for the same period in 2023. Dividends totaling $0.71 per share have been declared year-to-date, representing a payout to our shareholders of 64.3% of basic earnings per share for the period. For the quarter ended June 30, 2024, net income was $6.2 million, down $1.2 million or 16.5% from the same period in 2023. Earnings per common share on a fully diluted basis were $0.55 for the quarter ended June 30, 2024, down $0.11 or 17.1% from the $0.67 posted for the same period in 2023.
Net interest income on a tax-equivalent basis was down $3.4 million or 9.7% in the six months ended June 30, 2024 compared to the same period in 2023. The tax equivalent net interest margin for the six months ended June 30, 2024, was 2.21%, down from 2.62% for the same period in 2023. The period to period change in net interest income and net interest margin is primarily attributable to increased funding costs. For the quarter ended June 30, 2024, net interest income on a tax- equivalent basis decreased $825,000 or 5.0% compared to the same period in 2023, with the net interest margin at 2.21% compared to 2.46% for the same period in 2023.

Non-interest income for the six months ended June 30, 2024 was $7.8 million, up $358,000 or 4.8%, from the six months ended June 30, 2023. As compared to the prior year, service charges on deposit accounts were up $107,000, or 11.5%, and debit card revenue increased $43,000, or 1.7%. Revenue at First National Wealth Management increased $102,000 or 4.3% over the same period. Mortgage banking revenue decreased $68,000 or 17.6% on lower volume of mortgage sales and negative marks taken against mortgage servicing rights valuation.
Non-interest expense for the six months ended June 30, 2024 was $23.0 million, up $1.4 million or 6.7% from the six months ended June 30, 2023. FDIC insurance premiums increased $248,000 from the same period in 2023, salaries and employee benefits increased 6.8% and other operating expense increased 5.4% over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.09% of total assets as of June 30, 2024, up slightly from 0.07% of total assets as of December 31, 2023 and 0.06% of total assets as of June 30, 2023. Total past-due loans remain low and were 0.15% of total loans as of June 30, 2024, down from 0.18% and slightly up from 0.14% of total loans as of December 31, 2023 and June 30, 2023, respectively.
The provision for credit losses on loans for the first six months of 2024 was $638,000, up from the $580,000 provisioned in the same period in 2023. The provision year-to-date in 2024 has been driven by loan growth, strong credit quality, and generally favorable economic forecasts. Net recoveries for the six months ended June 30, 2024 were $25,000 or 0.002% of average loans on an annualized basis, compared to net charge-offs of $48,000 or 0.005% as of the six months ended June 30, 2023. The ACL for loans increased $663,000 between December 31, 2023 and June 30, 2024, and now stands at 1.10% of loans outstanding as of June 30, 2024, as compared to 1.13% at December 31, 2023 and 1.14% at June 30, 2023.
The Company's balance sheet continued to expand in the first six months of 2024 as total assets increased $138.2 million or 4.7% year-to-date. The loan portfolio increased $118.2 million or 5.6% in the six months ended June 30, 2024 and $186.7 million or 9.1% from a year ago. Loan growth in the first six months of 2024 was centered in the commercial and residential portfolios. Commercial loans increased by $83.9 million during the period, led by increases in owner-occupied commercial real estate of $26.2 million, non-owner occupied commercial real estate of $16.3 million, commercial & industrial loans of $15.5 million, multifamily of $12.2 million and commercial construction of $10.1 million. Residential term loans increased by $11.2 million in the first six months of 2024 and residential construction loans increased by $3.2 million during the same period. The investment portfolio decreased $12.5 million year-to-date and decreased $15.4 million from a year ago based upon cash flow of amortizing securities, limited reinvestment or new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet, total deposits decreased $21.6 million, or 0.8%, year-to-date to $2.58 billion. Low-cost deposits (Demand, NOW, Savings) have decreased $74.3 million, attributable in part to seasonal deposit patterns, and also to factors such as depositor preference for alternate investment vehicles and spend-down by municipal depositors of remaining stimulus funding. Money market balances have increased $11.2 million year-to-date, while local CDs decreased $10.6 million. To balance this activity and to support earning asset growth, wholesale CDs have increased $52.1 year-to-date and borrowings have increased by $161.0 million, mostly short-term.
Remaining well capitalized is a top priority for The Company. The Company's total risk-based capital ratio was 13.24% as of June 30, 2024, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRBB, and the OCC.
Among the Company's operating ratios, the return on average assets was 0.82% and return on average tangible common equity of 11.49% for the six months ended June 30, 2024 compared to 1.10% and 15.16%, respectively, for the same period in 2023. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 58.70% for the six months ended June 30, 2024 compared to 51.10% for the same period in 2023, the change being attributable primarily to lower levels of net interest income.

Net Interest Income
Total interest income of $71.5 million for the six months ended June 30, 2024 was an increase of $11.4 million or 19.0% compared to total interest income of $60.1 million for the same period of 2023. Growth in earning assets coupled with higher interest rates resulted in the period-to-period increase. Higher market interest rates resulting from FOMC actions coupled with changing customer product preferences to higher cost money market and CD products led to total interest expense of $41.6 million for the six months ended June 30, 2024, an increase of $14.9 million or 55.8% compared to total interest expense for the six months ended June 30, 2023. As a result, net interest income of $30.0 million for the six months ended June 30, 2024 was a decrease of $3.4 million or 10.3% compared to net interest income of $33.4 million for the same period ended June 30, 2023. The Company's net interest margin on a tax-equivalent basis for the six months ended June 30, 2024 was 2.21%, down from 2.62% for the first six months of 2023. Tax-exempt interest income amounted to $5.1 million for the six months ended June 30, 2024 compared to $4.8 million for the six months ended June 30, 2023.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2024 and 2023. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the six months ended
	June 30, 2024		June 30, 2023
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$134	5.54%	$89	4.89%
Investments	10,428	3.18%	10,546	3.11%
Loans	62,339	5.75%	50,743	5.15%
Total interest income	72,901	5.15%	61,378	4.63%
Interest expense
Deposits	38,993	3.42%	25,392	2.40%
Other borrowings	2,598	3.33%	1,306	2.16%
Total interest expense	41,591	3.42%	26,698	2.39%
Net interest income	$31,310		$34,680
Interest rate spread		1.74%		2.24%
Net interest margin		2.21%		2.62%

	For the quarters ended
	June 30, 2024		June 30, 2023
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$56	5.59%	$49	5.45%
Investments	5,192	3.19%	5,264	3.10%
Loans held for sale	—	0.00%	—	0.00%
Loans	31,996	5.81%	26,532	5.26%
Total interest-earning assets	37,244	5.22%	31,845	4.72%
Interest expense
Deposits	19,816	3.47%	14,475	2.68%
Other borrowings	1,667	3.61%	784	2.33%
Total interest expense	21,483	3.48%	15,259	2.66%
Net interest income	$15,761		$16,586
Interest rate spread		1.74%		2.06%
Net interest margin		2.21%		2.46%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2024 compared to 2023. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the six months ended June 30, 2024 compared to 2023
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$29	$12	$4	$45
Investment securities	(368)	259	(9)	(118)
Loans held for sale	—	—	—	—
Loans	5,019	5,985	592	11,596
Change in interest income	4,680	6,256	587	11,523
Interest expense
Deposits	1,871	10,925	805	13,601
Other borrowings	371	717	204	1,292
Change in interest expense	2,242	11,642	1,009	14,893
Change in net interest income	$2,438	$(5,386)	$(422)	$(3,370)
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2024 compared to 2023
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$6	$1	$—	$7
Investment securities	(202)	135	(5)	(72)
Loans held for sale	—	—	—	—
Loans	2,508	2,701	255	5,464
Change in interest income	2,312	2,837	250	5,399
Interest expense
Deposits	902	4,179	260	5,341
Other borrowings	298	424	161	883
Change in interest expense	1,200	4,603	421	6,224
Change in net interest income	$1,112	$(1,766)	$(171)	$(825)

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters ended June 30, 2024 and 2023:

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Assets
Cash and cash equivalents	$24,002	$22,993	$24,485	$23,236
Interest-bearing deposits in other banks	4,867	3,671	4,030	3,608
Securities available for sale (includes tax exempt securities of $36,483 and $36,630 at June 30, 2024 and 2023, respectively)	272,772	286,004	269,647	284,047
Securities to be held to maturity, net of ACL (included tax exempt securities of $252,892 and $256,942 at June 30, 2024 and 2023, respectively)	380,487	391,948	378,076	390,907
Restricted equity securities, at cost	5,913	5,050	6,743	5,642
Loans held for sale	20	35	24	42
Loans	2,181,882	1,985,507	2,213,404	2,022,252
Allowance for credit losses	(24,281)	(20,355)	(24,375)	(23,648)
Net loans	2,157,601	1,965,152	2,189,029	1,998,604
Accrued interest receivable	15,449	13,123	16,944	14,420
Premises and equipment	28,473	28,163	28,255	28,122
Other real estate owned	6	2	11	4
Goodwill	30,646	30,646	30,646	30,646
Other assets	65,018	62,707	67,559	63,560
Total Assets	$2,985,254	$2,809,494	$3,015,449	$2,842,838
Liabilities & Shareholders' Equity
Demand deposits	$264,974	$293,648	$260,268	$286,432
NOW deposits	621,309	617,586	617,837	628,900
Money market deposits	313,171	192,341	310,202	190,671
Savings deposits	281,132	346,546	274,239	333,872
Certificates of deposit	1,076,629	978,477	1,095,743	1,009,771
Total deposits	2,557,215	2,428,598	2,558,289	2,449,646
Borrowed funds – short term	86,763	96,972	115,904	109,595
Borrowed funds – long term	70,000	25,080	70,000	25,080
Dividends payable	903	874	904	871
Other liabilities	26,171	22,728	26,031	24,655
Total Liabilities	2,741,052	2,574,252	2,771,128	2,609,847
Shareholders' Equity:
Common stock	111	111	111	111
Additional paid-in capital	70,437	68,769	70,658	68,963
Retained earnings	216,692	208,241	217,856	206,953
Net unrealized loss on securities available for sale	(43,971)	(41,545)	(45,467)	(41,376)
Net unrealized loss on securities transferred from available for sale to held to maturity	(54)	(61)	(52)	(60)
Net unrealized gain (loss) on cash flow hedging derivative instruments	684	(546)	912	(1,873)
Net unrealized gain on postretirement benefit costs	303	273	303	273
Total Shareholders' Equity	244,202	235,242	244,321	232,991
Total Liabilities & Shareholders' Equity	$2,985,254	$2,809,494	$3,015,449	$2,842,838

Non-Interest Income
Non-interest income of $7.8 million for the six months ended June 30, 2024 is an increase of $358,000 compared to the same period in 2023. Service charges on deposit accounts were up $107,000, or 11.5%, debit card revenue was up $43,000, or 1.7%, and revenue at First National Wealth Management increased $102,000 or 4.3%. Over the same period, Mortgage banking revenue was down $68,000, or 17.6%; the decrease is attributable to a year-to-year decrease in mortgage origination activity and marks against mortgage servicing rights. Non-interest income of $4.2 million for the quarter ended June 30, 2024 is an increase of $287,000 compared to the same period in 2023, due primarily to a 21.5% increase in other operating income led by loan related fees, coupled with increases in investment management fees and service charges consistent with year-to-date performance.

Non-Interest Expense
Non-interest expense of $23.0 million for the six months ended June 30, 2024 is an increase of 6.7% or $1.4 million compared to non-interest expense of $21.6 million for the same period in 2023. Salaries and employee benefits increased $745,000 or 6.8%, furniture and equipment expense was up $160,000 or 6.1% on higher software costs, and and other operating expense increased $294,000 or 5.4%. FDIC insurance premiums increased by $248,000 due to a change in base assessment rate which became effective in the second quarter of 2023 and balance sheet expansion. Non-interest expense of $11.3 million for the quarter ended June 30, 2024 is increase of 5.0% compared to non-interest expense of $10.7 million for the same period in 2023 due to the reasons mentioned.

Income Taxes
Income taxes on operating earnings were $2.6 million for the six months ended June 30, 2024, down $658,000 from the same period in 2023.

Investments
The carrying value of the Company's investment portfolio decreased by $12.5 million between December 31, 2023 and June 30, 2024 from $670.7 million to $658.1 million. The change in value of the portfolio is attributable to a combination of incoming cash flow from amortizing investments, limited re-investment or new purchases, and the effects of interest rate movement on the fair value of AFS holdings. As of June 30, 2024, mortgage-backed securities had a carrying value of $272.3 million and a fair value of $261.0 million. Of this total, securities with a fair value of $74.8 million or 28.7% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $185.7 million or 71.3% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $51,000 at June 30, 2024. This compares to $56,000 and $59,000, net of taxes, at December 31, 2023 and June 30, 2023, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2024 and 2023 and December 31, 2023.

Dollars in thousands	June 30, 2024	December 31, 2023	June 30, 2023
Securities available for sale
U.S. Treasury & Agency securities	$19,778	$19,830	$19,361
Mortgage-backed securities	217,823	224,597	222,192
State and political subdivisions	33,370	34,645	33,619
Asset-backed securities	2,530	2,981	3,183
	$273,501	$282,053	$278,355
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100	$40,100	$40,100
Mortgage-backed securities	54,501	56,401	58,484
State and political subdivisions	252,820	254,418	257,081
Corporate securities	32,250	34,750	34,750
	$377,671	$385,669	$390,415
Less allowance for credit losses	(149)	(434)	(428)
Net securities to be held to maturity	$377,522	$385,235	$389,987
Restricted equity securities
Federal Home Loan Bank Stock	$6,073	$2,348	$4,190
Federal Reserve Bank Stock	1,037	1,037	1,037
	$7,110	$3,385	$5,227
Total securities	$658,133	$670,673	$673,569
The Company adopted ASC 326, the CECL standard in 2023. In conjunction with adoption, holdings of AFS Securities and HTM securities were evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $149,000 as of June 30, 2024, $434,000 as of December 31, 2023 and $428,000 June 30, 2023. Further details are included in Note 2 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2024. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$1,464	1.80%	$—	0.00%
Due in 1 to 5 years	1,446	1.86%	—	0.00%
Due in 5 to 10 years	8,028	1.17%	11,500	1.06%
Due after 10 years	8,840	2.00%	26,600	1.56%
Total	19,778	1.64%	38,100	1.41%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	171	3.31%	6	6.94%
Due in 5 to 10 years	9,424	3.54%	3,867	4.57%
Due after 10 years	208,228	2.49%	50,628	1.51%
Total	217,823	2.53%	54,501	1.73%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	322	3.25%
Due in 1 to 5 years	270	5.06%	12,925	3.84%
Due in 5 to 10 years	6,901	2.52%	61,356	3.32%
Due after 10 years	26,199	3.34%	178,217	2.40%
Total	33,370	3.18%	252,820	2.70%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	2,530	6.63%	—	0.00%
Total	2,530	6.63%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	7,250	4.41%
Due in 5 to 10 years	—	0.00%	25,000	4.80%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	32,250	4.71%
	$273,501	2.59%	$377,671	2.60%

AFS Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain AFS securities where the amortized cost of which exceeds fair value, which at June 30, 2024 amounted to $55.0 million, or 16.74% of the amortized cost of the total securities portfolio. At December 31, 2023, this amount was $50.4 million, or 15.18% of the amortized cost of total securities portfolio.
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
As of June 30, 2024, the Company had AFS debt securities in an unrealized loss position with a fair value of $259.8 million and unrealized losses of $55.0 million, as identified in the table below. AFS Securities in a continuous unrealized loss position more than twelve months amounted to a fair value of $245.5 million as of June 30, 2024, compared with $257.7 million at December 31, 2023. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at June 30, 2024:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$19,778	$(6,260)	$19,778	$(6,260)
Mortgage-backed securities	8,451	(43)	197,155	(41,758)	205,606	(41,801)
State and political subdivisions	4,484	(62)	28,616	(6,840)	33,100	(6,902)
Asset-backed securities	1,300	(3)	—	—	1,300	(3)
	$14,235	$(108)	$245,549	$(54,858)	$259,784	$(54,966)

For AFS securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of June 30, 2024, there were $6.3 million of unrealized losses on these securities compared to $6.2 million at December 31, 2023. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.
AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2024, there were $41.8 million of unrealized losses on these securities compared with $38.5 million at December 31, 2023. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2024 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
AFS Obligations of state and political subdivisions. As of June 30, 2024, there were $6.9 million of unrealized losses on these securities compared to $5.7 million at December 31, 2023. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At June 30, 2024, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2024 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with general market conditions. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.
AFS Asset-backed securities. As of June 30, 2024, there were $3,000 of unrealized losses on these securities compared to $9,000 at December 31, 2023. These securities consist of U.S. Government backed student loans along with other credit enhancements. Management believes that the unrealized losses at June 30, 2024 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of June 30, 2024, the Bank's investment in FHLBB stock totaled $6.1 million. This compares to $2.3 million as of December 31, 2023 and $4.2 million as of June 30, 2023. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through June 30, 2024.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at June 30, 2024 and 2023, and December 31, 2023.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through June 30, 2024. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. There were no loans held for sale as of June 30, 2024 and 2023 and December 31, 2023.

Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first six months of 2024, with total loans at $2.25 billion at June 30, 2024, up $118.2 million or 5.6% from total loans of $2.13 billion at December 31, 2023. Commercial loans increased $83.9 million or 6.7% between December 31, 2023 and June 30, 2024, municipal loans increased $10.7 million or 20.8%, residential term loans increased $11.2 million, residential construction increased $3.2 million, and home equity lines of credit increased $8.2 million.
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

The following table summarizes the loan portfolio, by class, at June 30, 2024 and 2023 and December 31, 2023.

Dollars in thousands	June 30, 2024		December 31, 2023		June 30, 2023
Commercial
Real estate owner occupied	$341,043	15.1%	$314,819	14.8%	$301,320	14.6%
Real estate non-owner occupied	406,480	18.1%	390,167	18.3%	392,878	19.1%
Construction	98,726	4.4%	88,673	4.2%	64,094	3.1%
C&I	330,542	14.7%	315,026	14.8%	307,018	14.9%
Multifamily	105,704	4.7%	93,476	4.4%	93,124	4.5%
Agriculture	48,748	2.2%	45,230	2.1%	48,346	2.3%
Municipal	62,105	2.8%	51,423	2.4%	58,252	2.8%
Residential
Term	686,006	30.5%	674,855	31.7%	645,127	31.4%
Construction	35,574	1.6%	32,358	1.5%	30,812	1.5%
Home Equity
Revolving and term	112,228	5.0%	104,026	4.9%	99,666	4.8%
Consumer	20,514	0.9%	19,401	0.9%	20,316	1.0%
Total loans	$2,247,670	100.0%	$2,129,454	100.0%	$2,060,953	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2024.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$337	$43,051	$31,632	$266,023	$341,043
Real estate non-owner occupied	—	32,122	58,609	315,749	406,480
Construction	—	13,080	9,840	75,806	98,726
C&I	5,234	182,731	59,227	83,350	330,542
Multifamily	—	8,393	365	96,946	105,704
Agriculture	42	8,381	12,895	27,430	48,748
Municipal	3,057	20,883	15,603	22,562	62,105
Residential
Term	1	14,037	33,785	638,183	686,006
Construction	—	2,205	—	33,369	35,574
Home Equity
Revolving and term	942	6,513	5,875	98,898	112,228
Consumer	6,245	7,748	2,464	4,057	20,514
Total loans	$15,858	$339,144	$230,295	$1,662,373	$2,247,670

The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2024.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$43,244	1.9%	$297,799	13.2%	$341,043	15.1%
Real estate non-owner occupied	102,046	4.5%	304,434	13.6%	406,480	18.1%
Construction	28,665	1.3%	70,061	3.1%	98,726	4.4%
C&I	123,171	5.5%	207,371	9.2%	330,542	14.7%
Multifamily	7,662	0.3%	98,042	4.4%	105,704	4.7%
Agriculture	8,508	0.4%	40,240	1.8%	48,748	2.2%
Municipal	61,879	2.8%	226	0.0%	62,105	2.8%
Residential
Term	461,884	20.5%	224,122	10.0%	686,006	30.5%
Construction	12,465	0.6%	23,109	1.0%	35,574	1.6%
Home Equity
Revolving and Term	16,564	0.7%	95,664	4.3%	112,228	5.0%
Consumer	13,643	0.6%	6,871	0.3%	20,514	0.9%
Total loans	$879,731	39.1%	$1,367,939	60.9%	$2,247,670	100.0%

Loan Concentrations
As of June 30, 2024, the Bank had two concentration of loans in two particular industries that exceeded 10% of its total loan portfolio: (1) loans to hotels (except Casino hotels) and motels, totaling $246.0 million, or 10.95% of total loans; and (2) loans to lessors of residential buildings and dwellings, totaling $243.3 million, or 10.83% of total loans. This compares to one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio, hotels (except Casino hotels) and motels, totaling $225.9 million, or 10.96% of total loans, as of June 30, 2023.

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
The ACL includes reserve amounts assigned to IAL. This includes loans with balances of $250,000 or more that have either been placed into non-accrual, were loans reported as TDR prior to adoption of ASU 2022-02, or are loans identified by management as having characteristics that merit individual analysis. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2024, IAL with specific reserves totaled $597,000 and the amount of such reserves was $241,000. This compares to IAL with specific reserves of $919,000 at December 31, 2023 and the amount of such reserves was $264,000.
The total ACL on loans at June 30, 2024 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.
The following table summarizes the allocation of allowance by loan class as of June 30, 2024 and 2023 and December 31, 2023. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2024		December 31, 2023		June 30, 2023
Commercial
Real estate owner occupied	$5,253	15.1%	$4,633	14.8%	$4,719	14.6%
Real estate non-owner occupied	4,248	18.1%	4,285	18.5%	4,492	19.2%
Construction	922	4.4%	1,978	4.2%	1,469	3.1%
C&I	5,021	14.7%	5,001	16.8%	4,721	17.1%
Multifamily	1,567	4.7%	1,318	4.4%	1,312	4.5%
Agriculture	428	2.2%	—	—%	—	—%
Municipal	180	2.8%	334	2.4%	399	2.8%
Residential
Term	5,560	30.5%	4,991	31.6%	4,831	31.4%
Construction	587	1.6%	618	1.5%	609	1.5%
Home Equity
Revolving and term	744	5%	626	4.9%	635	4.8%
Consumer	183	0.9%	246	0.9%	278	1.0%
Total	$24,693	100.0%	$24,030	100.0%	$23,465	100.0%
The ACL totaled $24.7 million at June 30, 2024, compared to $24.0 million as of December 31, 2023 and $23.5 million as of June 30, 2023.

A breakdown of the ACL on loans as of June 30, 2024, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,434	$819	$5,253
Real estate non-owner occupied	—	3,819	429	4,248
Construction	—	1,032	(110)	922
C&I	219	4,098	704	5,021
Multifamily	—	1,439	128	1,567
Agriculture	—	402	26	428
Municipal	—	37	143	180
Residential
Term	22	4,984	554	5,560
Construction	—	683	(96)	587
Home Equity
Revolving and term	—	644	100	744
Consumer	—	170	13	183
	$241	$21,742	$2,710	$24,693
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $638,000 for the first six months of 2024 and $580,000 the first six months of 2023. Net recoveries were $25,000 in the first six months of 2024, compared to net charge-offs of $48,000 in the first six months of 2023. The ACL as a percentage of outstanding loans was 1.10% as of June 30, 2024, down from 1.13% as of December 31, 2023, and down from 1.14% as of June 30, 2023.

The following table summarizes the activities in our ACL for the six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023:

Dollars in thousands	June 30, 2024	December 31, 2023	June 30, 2023
Balance at the beginning of period	$24,030	$16,723	$16,723
Loans charged off:
Commercial
Real estate owner occupied	—	40	39
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	—	153	—
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	36	—	—
Construction	—	—	—
Home Equity
Revolving and term	7	50	—
Consumer	148	194	83
Total	191	437	122
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	100	2	—
Real estate non-owner occupied	—	75	—
Construction	—	—	—
C&I	23	3	3
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	29	14	6
Construction	—	—	—
Home Equity
Revolving and term	18	13	7
Consumer	46	97	58
Total	216	204	74
Net loans (recovered) charged off	(25)	233	48
Credit loss expense	638	1,330	580
Adoption of ASU No. 2016-13	—	6,210	6,210
Balance at end of period	$24,693	$24,030	$23,465
Ratio of net loans (recovered) charged off to average loans outstanding[1]	(0.002)%	0.011%	0.005%
Ratio of allowance for credit losses to total loans outstanding	1.10%	1.13%	1.14%
1 Annualized using a 366-day basis in 2024 and a 365-day basis in 2023.

ACL for Unfunded Commitments
Our modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $902,000 as of June 30, 2024.
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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.11% at June 30, 2024 compared to 0.10% at December 31, 2023 and 0.08% at June 30, 2023. The following table shows the distribution of nonperforming loans by class as of June 30, 2024 and 2023 and December 31, 2023:

Dollars in thousands	June 30, 2024	December 31, 2023	June 30, 2023
Commercial
Real estate owner occupied	$383	$—	$—
Real estate non-owner occupied	—	—	—
Construction	19	29	30
C&I	111	538	655
Multifamily	—	—	—
Agriculture	32	—	—
Municipal	—	—	—
Residential		—
Term	1,731	1,315	533
Construction	—	—	—
Home Equity		—
Revolving and term	288	296	458
Consumer	—	—	—
Total nonperforming loans	$2,564	$2,178	$1,676
Allowance for credit losses on loans as a percentage of nonperforming loans	963.1%	1103.3%	1400.1%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2024, loans 90 days or more day past due and still accruing interest totaled $87,000, compared to $429,000 at December 31, 2023 and $318,000 at June 30, 2023.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the accompanying financial statements.

Past Due Loans
The Bank's overall loan delinquency ratio was 0.15% at June 30, 2024 compared to 0.18% at December 31, 2023 and 0.14% at June 30, 2023. Loans 90 days delinquent and accruing decreased from $429,000 at December 31, 2023 to $87,000 as of June 30, 2024. The following table sets forth loan delinquencies as of June 30, 2024 and 2023 and December 31, 2023:

Dollars in thousands	June 30, 2024	December 31, 2023	June 30, 2023
Commercial
Real estate owner occupied	$950	$—	$37
Real estate non-owner occupied	—	—	—
Construction	—	17	8
C&I	622	869	536
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	31	—
Residential
Term	788	1,800	1,639
Construction	—	—	—
Home Equity
Revolving and term	747	616	370
Consumer	211	555	252
Total	$3,318	$3,888	$2,842
Loans 30-89 days past due to total loans	0.105%	0.139%	0.102%
Loans 90+ days past due and accruing to total loans	0.004%	0.020%	0.015%
Loans 90+ days past due on non-accrual to total loans	0.039%	0.024%	0.020%
Total past due loans to total loans	0.148%	0.183%	0.137%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2024, there were four potential problem loans reported with a balance of $608,000 or 0.03% of total loans. This compares to three potential problem loans with a balance of $180,000 or 0.01% of total loans at December 31, 2023.
As of June 30, 2024, there were two residential loans in the process of foreclosure totaling $127,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of June 30, 2024, there were no commercial loans in the process of foreclosure. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At June 30, 2024 there was one property owned with an OREO balance of $208,000, with no allowance for OREO losses. This compares to December 31, 2023, when there were no OREO properties and no allowance for losses, and June 30, 2023, when there was one property owned with an OREO balance of $64,000, with no allowance for OREO losses. The table below presents the composition of OREO at June 30, 2024 and 2023, and December 31, 2023:

Dollars in thousands	June 30, 2024	December 31, 2023	June 30, 2023
Carrying Value
Residential
Term	$208	$—	$64
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	208	—	64
Related Allowance
Residential
Term	—	—	—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	—	—	—
Net Value
Residential
Term	208	—	64
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	$208	$—	$64

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 85.7% of total average assets in the first six months of 2024, down slightly from 86.4% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace.
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
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of June 30, 2024, the Bank had primary sources of contingent liquidity of $804.0 million or 26.3% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $233 million in borrowing capacity at FRBB under the FRBB's Borrower in Custody program as well as securities available as collateral, $76.0 million in credit lines with correspondent banks, and $155.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.268 billion or 41.5% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the six-month periods ended June 30, 2024 and 2023 the Bank declared dividends to the Company of $7.9 million and $7.6 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholder's Equity below.
Deposits
During the first six months of 2024, total deposits decreased by $21.6 million or 0.8% from December 31, 2023 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $74.3 million or 6.1% in the first six months of 2024. Money market deposits increased $11.2 million or 3.7%, and certificates of deposit increased $41.5 million or 3.9% as depositors shifted balances to higher cost product types and brokered certificates of deposit were issued to support earning asset growth. The decrease in total deposits for the period was consistent with Management's estimates based upon historical seasonal deposit behaviors.
Between June 30, 2023 and June 30, 2024, total deposits increased by $78.2 million or 3.1%. Low-cost deposits decreased by $92.8 million or 7.5%, money market accounts increased $108.9 million or 52.3%, and certificates of deposit increased $62.1 million or 5.9%.
Estimated uninsured deposits totaled $414.4 million or 16.1% of total deposits as of June 30, 2024, and $407.4 million or 15.7% of total deposits as of December 31, 2023. The company has pledged assets as collateral covering certain deposits; these amounts were $310.9 million and $340.5 million as of June 30, 2024 and December 31, 2023, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and customer repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2024, borrowed funds increased $161.0 million. This change consisted of a $91 million increase in short term FHLBB, FRBB and customer repurchase agreement borrowings, and a $70 million increase in long-term advances from the FHLBB. Between June 30, 2023 and June 30, 2024, borrowed funds increased by $116.1 million.

Capital Resources
Shareholders' equity as of June 30, 2024 was $244.7 million, compared to $243.1 million as of December 31, 2023 and $232.0 million as of June 30, 2023. The Company's earnings in the first six months of 2024, net of dividends declared, added $4.3 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $43.4 million as of June 30, 2024 and was $39.6 million as of December 31, 2023. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the AFS Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.36 per share was declared in the second quarter of 2024. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 64.31% for the first six months of 2024 compared to 49.29% for the same period in 2023. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2024 is this year's net income plus $41.5 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on AFS securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. The Company met each of the well-capitalized ratio guidelines at June 30, 2024.

The following tables indicate the capital ratios for the Bank and the Company at June 30, 2024 and December 31, 2023:

As of June 30, 2024	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.42%	11.98%	11.98%	13.19%
Company	8.58%	12.03%	12.03%	13.24%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2023	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.43%	12.37%	12.37%	13.62%
Company	8.61%	12.42%	12.42%	13.66%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

The Bank maintains and annually updates a capital plan over a five year horizon. The capital plan was last updated and approved by the Board in July 2024. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status.

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

At June 30, 2024, the Bank had one outstanding off-balance sheet, derivative instrument, designated as cash flow hedges and four off-balance sheet, derivative instruments, designated as fair value hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $75.0 million and $150.0 million, respectively, and an unrealized gain of $787,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At June 30, 2024, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of June 30, 2024, the Bank had eight loan swap agreements in place with a total notional value of $85.9 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2024:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$230,620	$160,620	$70,000	$—	$—
Operating leases	714	104	164	57	389
Certificates of deposit	1,111,739	617,382	405,152	89,205	—
Total	$1,343,073	$778,106	$475,316	$89,262	$389
Total loan commitments and unused lines of credit	$306,255	$306,255	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2024 was (14.78)% of total assets compared to (11.54)% of total assets at December 31, 2023. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2024, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$29,919	$25,669	$166,800	$428,635
Restricted stock, at cost	6,073	—	—	1,037
Loans held for sale	—	—	—	—
Loans	570,488	322,262	1,066,222	288,697
Other interest-earning assets	—	27,023	—	—
Non-rate-sensitive assets	44,850	—	—	107,269
Total assets	651,330	374,954	1,233,022	825,638
Interest-bearing deposits	931,220	376,916	572,127	481,983
Borrowed funds	114,118	60,000	—	—
Non-rate-sensitive liabilities and equity	—	—	—	548,580
Total liabilities and equity	1,045,338	436,916	572,127	1,030,563
Period gap	$(394,008)	$(61,962)	$660,895	$(204,925)
Percent of total assets	(12.77)%	(2.01)%	21.42%	(6.64)%
Cumulative gap (current)	$(394,008)	$(455,970)	$204,925	$—
Percent of total assets	(12.77)%	(14.78)%	6.64%	—%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short-

term rates gradually increase by two percentage points. The Company's modeling as of June 30, 2024 projects net interest income would increase by approximately 3.6% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 2.1% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 5.4% if rates rise gradually by two percentage points over the next year. Each scenario is within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 23.4% in the two percentage point falling-rate scenario, and higher by 20.4% in the one percentage point falling rate scenario; net interest income would be higher than that earned in a stable rate environment by 1.9% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2024 and December 31, 2023 is presented in the following table:

Changes in Net Interest Income	June 30, 2024	December 31, 2023
Year 1
Projected change if rates decrease by 1.0%	2.1%	2.0%
Projected change if rates decrease by 2.0%	3.6%	3.7%
Projected change if rates increase by 2.0%	(5.4)%	(6.0)%
Year 2
Projected change if rates decrease by 1.0%	20.4%	20.8%
Projected change if rates decrease by 2.0%	23.4%	23.8%
Projected change if rates increase by 2.0%	1.9%	0.7%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2024, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2024, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2024, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the six months ended June 30, 2024:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2024	8,031	$26.39	—	—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	—	—	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
	8,031	$26.39		—

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

Date: August 9, 2024

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: August 9, 2024