Form 10-Q
period 2024-09-30
First Bancorp, Inc /ME/
filed 2024-11-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2024
Common Stock: 11,151,844 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarter ended September 30,
except for per share amounts	2024	2023	2024	2023
Summary of Operations
Interest Income	$109,833	$93,352	$38,287	$33,254
Interest Expense	63,476	43,998	21,885	17,300
Net Interest Income	46,357	49,354	16,402	15,954
Credit Loss (Reduction) Expense	(639)	501	(638)	(200)
Non-Interest Income	11,919	11,330	4,122	3,891
Non-Interest Expense	35,011	32,571	12,000	11,006
Net Income	19,763	22,839	7,571	7,474
Per Common Share Data
Basic Earnings per Share	$1.79	$2.08	$0.69	$0.68
Diluted Earnings per Share	1.78	2.06	0.68	0.67
Cash Dividends Declared	1.07	1.04	0.36	0.35
Book Value per Common Share	23.03	20.44	23.03	20.44
Tangible Book Value per Common Share[2]	20.27	17.66	20.27	17.66
Market Value	26.32	23.50	26.32	23.50
Financial Ratios
Return on Average Equity[1]	10.67%	13.00%	11.86%	12.67%
Return on Average Tangible Common Equity[1,2]	12.19%	14.97%	13.50%	14.59%
Return on Average Assets[1]	0.87%	1.08%	0.98%	1.02%
Average Equity to Average Assets	8.20%	8.27%	8.24%	8.07%
Average Tangible Equity to Average Assets[2]	7.18%	7.18%	7.24%	7.01%
Net Interest Margin Tax-Equivalent[1,2]	2.25%	2.54%	2.32%	2.40%
Dividend Payout Ratio	59.81%	50.00%	52.55%	51.47%
Allowance for Credit Losses/Total Loans	1.04%	1.12%	1.04%	1.12%
Non-Performing Loans to Total Loans	0.11%	0.12%	0.11%	0.12%
Non-Performing Assets to Total Assets	0.08%	0.09%	0.08%	0.09%
Efficiency Ratio[2]	57.88%	51.88%	56.37%	53.49%
At Period End
Total Assets	$3,142,563	$2,944,139	$3,142,563	$2,944,139
Total Loans	2,307,253	2,079,860	2,307,253	2,079,860
Total Investment Securities	669,076	676,206	669,076	676,206
Total Deposits	2,702,718	2,599,937	2,702,718	2,599,937
Total Shareholders' Equity	256,783	226,665	256,783	226,665
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

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2024 and 2023 and for the three-month and nine-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
November 8, 2024

Consolidated Balance Sheets (Unaudited) The First Bancorp, Inc. and Subsidiary

	September 30, 2024	December 31, 2023	September 30, 2023
Assets
Cash and cash equivalents	$35,136,000	$31,942,000	$29,894,000
Interest bearing deposits in other banks	17,199,000	3,488,000	38,366,000
Securities available for sale	285,021,000	282,053,000	284,972,000
Securities held-to-maturity (net of ACL), fair value of $333,575,000 at September 30, 2024, $338,570,000 at December 31, 2023 and $311,864,000 at September 30, 2023	377,635,000	385,235,000	387,374,000
Restricted equity securities, at cost	6,420,000	3,385,000	3,860,000
Loans held for sale	—	—	268,000
Loans	2,307,253,000	2,129,454,000	2,079,860,000
Less allowance for credit losses	23,999,000	24,030,000	23,322,000
Net loans	2,283,254,000	2,105,424,000	2,056,538,000
Accrued interest receivable	14,600,000	11,894,000	12,038,000
Premises and equipment, net	27,449,000	28,684,000	28,868,000
Other real estate owned	173,000	—	—
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	65,030,000	63,947,000	71,315,000
Total assets	$3,142,563,000	$2,946,698,000	$2,944,139,000
Liabilities
Demand deposits	$312,956,000	$289,104,000	$323,375,000
NOW deposits	651,242,000	634,543,000	683,180,000
Money market deposits	344,102,000	305,931,000	271,056,000
Savings deposits	269,092,000	299,837,000	313,160,000
Certificates of deposit	1,125,326,000	1,070,247,000	1,009,166,000
Total deposits	2,702,718,000	2,599,662,000	2,599,937,000
Borrowed funds – short term	56,027,000	69,652,000	82,993,000
Borrowed funds – long term	95,000,000	—	—
Other liabilities	32,035,000	34,305,000	34,544,000
Total liabilities	2,885,780,000	2,703,619,000	2,717,474,000
Shareholders' equity
Common stock, one cent par value per share	111,000	111,000	111,000
Additional paid-in capital	71,389,000	70,071,000	69,649,000
Retained earnings	219,559,000	211,925,000	209,132,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(34,394,000)	(39,575,000)	(53,852,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(49,000)	(56,000)	(58,000)
Net unrealized (loss) gain on cash flow hedging derivative instruments	(136,000)	300,000	1,410,000
Net unrealized gain on postretirement costs	303,000	303,000	273,000
Total shareholders' equity	256,783,000	243,079,000	226,665,000
Total liabilities & shareholders' equity	$3,142,563,000	$2,946,698,000	$2,944,139,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,148,066	11,098,057	11,089,290
Book value per common share	$23.03	$21.90	$20.44
Tangible book value per common share	$20.27	$19.12	$17.66
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $1,824,000 for September 30, 2024 and $1,362,000 for September 30, 2023)	$95,541,000	$78,860,000	$33,498,000	$28,329,000
Interest on deposits with other banks	190,000	300,000	56,000	211,000
Interest and dividends on investments (includes YTD tax-exempt income of $5,971,000 for September 30, 2024 and $6,030,000 for September 30, 2023)	14,102,000	14,192,000	4,733,000	4,714,000
Total interest income	109,833,000	93,352,000	38,287,000	33,254,000
Interest expense
Interest on deposits	59,111,000	42,384,000	20,118,000	16,992,000
Interest on borrowed funds	4,365,000	1,614,000	1,767,000	308,000
Total interest expense	63,476,000	43,998,000	21,885,000	17,300,000
Net interest income	46,357,000	49,354,000	16,402,000	15,954,000
Credit loss (reduction) expense - loans	58,000	419,000	(580,000)	(161,000)
Credit loss (reduction) expense - debt securities HTM	(210,000)	(7,000)	76,000	3,000
Credit loss (reduction) expense - off-balance sheet credit exposures	(487,000)	89,000	(134,000)	(42,000)
Total credit loss (reduction) expense	(639,000)	501,000	(638,000)	(200,000)
Net interest income after provision for credit losses	46,996,000	48,853,000	17,040,000	16,154,000
Non-interest income
Investment management and fiduciary income	3,689,000	3,515,000	1,232,000	1,160,000
Service charges on deposit accounts	1,552,000	1,399,000	511,000	465,000
Mortgage origination and servicing income, net of amortization	512,000	611,000	193,000	224,000
Debit card income	3,884,000	3,843,000	1,365,000	1,367,000
Other operating income	2,282,000	1,962,000	821,000	675,000
Total non-interest income	11,919,000	11,330,000	4,122,000	3,891,000
Non-interest expense
Salaries and employee benefits	17,768,000	16,420,000	6,126,000	5,523,000
Occupancy expense	2,532,000	2,494,000	823,000	784,000
Furniture and equipment expense	4,182,000	4,009,000	1,416,000	1,403,000
FDIC insurance premiums	1,762,000	1,429,000	636,000	551,000
Amortization of identified intangibles	20,000	20,000	7,000	7,000
Other operating expense	8,747,000	8,199,000	2,992,000	2,738,000
Total non-interest expense	35,011,000	32,571,000	12,000,000	11,006,000
Income before income taxes	23,904,000	27,612,000	9,162,000	9,039,000
Income tax expense	4,141,000	4,773,000	1,591,000	1,565,000
NET INCOME	$19,763,000	$22,839,000	$7,571,000	$7,474,000
Basic earnings per common share	$1.79	$2.08	$0.69	$0.68
Diluted earnings per common share	$1.78	$2.06	$0.68	$0.67
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale, net of taxes	$5,181,000	$(9,134,000)	$8,975,000	$(10,071,000)
Net unrealized gain on transferred securities, net of taxes	7,000	6,000	2,000	1,000
Net unrealized (loss) gain on hedging derivative instruments	(436,000)	866,000	(869,000)	730,000
Other comprehensive gain (loss)	4,752,000	(8,262,000)	8,108,000	(9,340,000)
Comprehensive income (loss)	$24,515,000	$14,577,000	$15,679,000	$(1,866,000)
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

Nine Month Period Ended September 30, 2024 and 2023
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
Net income	—	—	22,839,000	—	22,839,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(9,134,000)	(9,134,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	6,000	6,000
Net unrealized gain on hedging derivative instruments, net of tax	—	—	—	866,000	866,000
Comprehensive income (loss)	—	—	22,839,000	(8,262,000)	14,577,000
Cash dividends declared ($1.04 per share)	—	—	(11,525,000)	—	(11,525,000)
Equity compensation expense	—	607,000	—	—	607,000
Payment to repurchase common stock	(12,629)	—	(248,000)	—	(248,000)
Issuance of restricted stock	33,610	—	—	—	—
Proceeds from sale of common stock	23,123	608,000	—	—	608,000
Adoption of ASU No. 2016-13			(6,277,000)		(6,277,000)
Balance at September 30, 2023	11,089,290	$69,760,000	$209,132,000	$(52,227,000)	$226,665,000

Balance at December 31, 2023	11,098,057	$70,182,000	$211,925,000	$(39,028,000)	$243,079,000
Net income	—	—	19,763,000	—	19,763,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	5,181,000	5,181,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	7,000	7,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(436,000)	(436,000)
Comprehensive income	—	—	19,763,000	4,752,000	24,515,000
Cash dividends declared ($1.07 per share)	—	—	(11,917,000)	—	(11,917,000)
Equity compensation expense	—	680,000	—	—	680,000
Payment to repurchase common stock	(9,081)	—	(212,000)	—	(212,000)
Issuance of restricted stock	32,859	—	—	—	—
Proceeds from sale of common stock	26,231	638,000	—	—	638,000
Balance at September 30, 2024	11,148,066	$71,500,000	$219,559,000	$(34,276,000)	$256,783,000

Three Month Period Ended September 30, 2024 and 2023
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at June 30, 2023	11,081,800	$69,351,000	$205,539,000	$(42,887,000)	$232,003,000
Net income	—	—	7,474,000	—	7,474,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(10,071,000)	(10,071,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	1,000	1,000
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	730,000	730,000
Comprehensive income (loss)	—	—	7,474,000	(9,340,000)	(1,866,000)
Cash dividends declared ($0.35 per share)	—	—	(3,881,000)	—	(3,881,000)
Equity compensation expense	—	210,000	—	—	210,000
Issuance of restricted stock	(250)	—	—	—	—
Proceeds from sale of common stock	7,740	199,000	—	—	199,000
Balance at September 30, 2023	11,089,290	$69,760,000	$209,132,000	$(52,227,000)	$226,665,000

Balance at June 30, 2024	11,139,639	$71,053,000	$215,999,000	$(42,384,000)	$244,668,000
Net income	—	—	7,571,000	—	7,571,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,975,000	8,975,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	2,000	2,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(869,000)	(869,000)
Comprehensive income (loss)	—	—	7,571,000	8,108,000	15,679,000
Cash dividends declared ($0.36 per share)	—	—	(4,011,000)	—	(4,011,000)
Equity compensation expense	—	230,000	—	—	230,000
Payment to repurchase common stock	(200)	—	—	—	—
Proceeds from sale of common stock	8,627	217,000	—	—	217,000
Balance at September 30, 2024	11,148,066	$71,500,000	$219,559,000	$(34,276,000)	$256,783,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$19,763,000	$22,839,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,657,000	1,563,000
Change in deferred taxes	111,000	(1,283,000)
Credit loss (reduction) expense	(639,000)	501,000
Loans originated for resale	(3,146,000)	(3,082,000)
Proceeds from sales and transfers of loans	3,231,000	3,157,000
Net gain on sales of loans	(85,000)	(68,000)
Net amortization of premiums on investments	444,000	423,000
Net gain on sale of other real estate owned	—	(42,000)
Provision for losses on other real estate owned	35,000	—
Equity compensation expense	680,000	607,000
Net increase in other assets and accrued interest	(6,297,000)	(6,858,000)
Net (decrease) increase in other liabilities	(1,649,000)	8,156,000
Net loss on disposal of premises and equipment	9,000	33,000
Amortization of investment in limited partnership	504,000	227,000
Net acquisition amortization	20,000	20,000
Net cash provided by operating activities	14,638,000	26,193,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(13,711,000)	(34,673,000)
Proceeds from maturities, payments and calls of securities available for sale	20,982,000	17,037,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	10,495,000	6,023,000
Proceeds from sales of other real estate owned	—	106,000
Purchases of securities available for sale	(17,762,000)	(29,409,000)
Purchases of securities to be held to maturity	(2,750,000)	—
Change in restricted equity securities	(3,035,000)	—
Redemption of restricted equity securities	—	23,000
Net increase in loans	(178,096,000)	(165,280,000)
Capital expenditures	(496,000)	(2,253,000)
Proceeds from disposal of premises and equipment	—	3,000
Net cash used by investing activities	(184,373,000)	(208,423,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	47,977,000	79,565,000
Net increase in certificates of deposit	55,079,000	141,495,000
Net decrease in short-term borrowings	(13,625,000)	(20,490,000)
Advances on long-term borrowings	95,000,000	—
Payment to repurchase common stock	(212,000)	(248,000)
Proceeds from sale of common stock	638,000	608,000
Dividends paid	(11,928,000)	(11,534,000)
Net cash provided by financing activities	172,929,000	189,396,000
Net increase in cash and cash equivalents	3,194,000	7,166,000
Cash and cash equivalents at beginning of period	31,942,000	22,728,000
Cash and cash equivalents at end of period	$35,136,000	$29,894,000

	For the nine months ended September 30,
	2024	2023
Interest paid	$63,260,000	$43,643,000
Income taxes paid	3,577,000	4,500,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$(5,181,000)	$9,134,000
Net transfer from loans to other real estate owned	208,000	—
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

Risks and Uncertainties
Ongoing conflicts between Russia and Ukraine, and Israel, Hamas and Hezbollah, continue to contribute to economic uncertainty and geopolitical instability. Geopolitical tensions could also result in increased threat from cyberattacks or other disruptive activity. Concern about the national commercial real estate market and the impact a downturn in this sector could have on the banking industry continues to be expressed, as does concern about the potential for a slowing economy. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.
Subsequent Events
Events occurring subsequent to September 30, 2024, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,040,000	$—	$(5,305,000)	$20,735,000
Mortgage-backed securities	259,979,000	438,000	(33,043,000)	227,374,000
State and political subdivisions	40,254,000	42,000	(5,688,000)	34,608,000
Asset-backed securities	2,285,000	19,000	—	2,304,000
	$328,558,000	$499,000	$(44,036,000)	$285,021,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,371,000)	$29,729,000
Mortgage-backed securities	53,373,000	103,000	(9,378,000)	44,098,000
State and political subdivisions	252,636,000	267,000	(24,669,000)	228,234,000
Corporate securities	33,750,000	—	(2,236,000)	31,514,000
	$377,859,000	$370,000	$(44,654,000)	$333,575,000
Less allowance for credit losses	(224,000)	—	—	—
Net securities to be held to maturity	$377,635,000	$370,000	$(44,654,000)	$333,575,000
Restricted equity securities
Federal Home Loan Bank Stock	$5,383,000	$—	$—	$5,383,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$6,420,000	$—	$—	$6,420,000
The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,033,000	$—	$(6,203,000)	$19,830,000
Mortgage-backed securities	262,823,000	265,000	(38,491,000)	224,597,000
State and political subdivisions	40,306,000	41,000	(5,702,000)	34,645,000
Asset-backed securities	2,986,000	4,000	(9,000)	2,981,000
	$332,148,000	$310,000	$(50,405,000)	$282,053,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$—	$(9,601,000)	$30,499,000
Mortgage-backed securities	56,401,000	70,000	(10,398,000)	46,073,000
State and political subdivisions	254,418,000	313,000	(24,213,000)	230,518,000
Corporate securities	34,750,000	—	(3,270,000)	31,480,000
	$385,669,000	$383,000	$(47,482,000)	$338,570,000
Less allowance for credit losses	(434,000)	—	—	—
Net securities to be held to maturity	$385,235,000	$383,000	$(47,482,000)	$338,570,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,348,000	$—	$—	$2,348,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,385,000	$—	$—	$3,385,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$45,851,000	$—	$(7,599,000)	$38,252,000
Mortgage-backed securities	263,775,000	1,000	(50,930,000)	212,846,000
State and political subdivisions	40,417,000	—	(9,637,000)	30,780,000
Asset-backed securities	3,097,000	1,000	(4,000)	3,094,000
	$353,140,000	$2,000	$(68,170,000)	$284,972,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$—	$(11,996,000)	$28,104,000
Mortgage-backed securities	57,224,000	4,000	(13,336,000)	43,892,000
State and political subdivisions	255,732,000	16,000	(46,807,000)	208,941,000
Corporate securities	34,750,000	—	(3,823,000)	30,927,000
	$387,806,000	$20,000	$(75,962,000)	$311,864,000
Less allowance for credit losses	(432,000)	—	—	—
Net securities to be held to maturity	$387,374,000	$20,000	$(75,962,000)	$311,864,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,823,000	$—	$—	$2,823,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,860,000	$—	$—	$3,860,000
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
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $19,146,000 as of September 30, 2024. Corporate securities in HTM consist of 14 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the private activity bonds and corporate securities is considered very low and an immaterial ACL has been established. As of September 30, 2024 and 2023, and December 31, 2023, the total ACL for HTM securities was $224,000, $432,000 and $434,000, respectively.
Changes in the ACL are recorded as credit loss expense, or reversal. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.
The following table summarizes the contractual maturities of investment securities at September 30, 2024:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,995,000	$2,949,000	$2,342,000	$2,371,000
Due in 1 to 5 years	403,000	402,000	20,079,000	19,573,000
Due in 5 to 10 years	28,275,000	25,251,000	103,834,000	98,349,000
Due after 10 years	296,885,000	256,419,000	251,604,000	213,282,000
	$328,558,000	$285,021,000	$377,859,000	$333,575,000

The following table summarizes the contractual maturities of investment securities at December 31, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,674,000	$1,672,000
Due in 1 to 5 years	3,489,000	3,373,000	16,387,000	15,814,000
Due in 5 to 10 years	28,551,000	25,089,000	99,942,000	93,894,000
Due after 10 years	300,108,000	253,591,000	267,666,000	227,190,000
	$332,148,000	$282,053,000	$385,669,000	$338,570,000
The following table summarizes the contractual maturities of investment securities at September 30, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$19,819,000	$19,819,000	$2,158,000	$2,151,000
Due in 1 to 5 years	3,640,000	3,468,000	15,780,000	14,771,000
Due in 5 to 10 years	28,082,000	23,360,000	92,565,000	81,812,000
Due after 10 years	301,599,000	238,325,000	277,303,000	213,130,000
	$353,140,000	$284,972,000	$387,806,000	$311,864,000

At September 30, 2024, securities with a carrying value of $344,261,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $340,623,000 as of December 31, 2023 and $383,946,000 at September 30, 2023, pledged for the same purposes.
Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. There were no gains or losses on the sale of securities for the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, there were 226 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at September 30, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$20,735,000	$(5,305,000)	$20,735,000	$(5,305,000)
Mortgage-backed securities	4,762,000	(43,000)	199,001,000	(33,000,000)	203,763,000	(33,043,000)
State and political subdivisions	—	—	29,256,000	(5,688,000)	29,256,000	(5,688,000)
	$4,762,000	$(43,000)	$248,992,000	$(43,993,000)	$253,754,000	$(44,036,000)

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
As of September 30, 2023, there were 239 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at September 30, 2023 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$9,882,000	$(1,000)	$18,433,000	$(7,598,000)	$28,315,000	$(7,599,000)
Mortgage-backed securities	12,550,000	(304,000)	200,166,000	(50,626,000)	212,716,000	(50,930,000)
State and political subdivisions	4,771,000	(626,000)	25,643,000	(9,011,000)	30,414,000	(9,637,000)
Asset-backed securities	—	—	1,510,000	(4,000)	1,510,000	(4,000)
	$27,203,000	$(931,000)	$245,752,000	$(67,239,000)	$272,955,000	$(68,170,000)

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the Mortgage-backed securities owned were issued either by a U.S. Government Agency (GNMA) or a Government Sponsored Enterprise (FNMA or FHLMC). HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of September 30, 2024. HTM corporate debt holdings consist of 14 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each were in good standing as of September 30, 2024.

The following table presents the activity in the ACL for HTM debt securities by major security type for the periods ended September 30, 2024 and 2023:

	For the nine months ended September 30, 2024			For the nine months ended September 30, 2023
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$222,000	$212,000	$434,000	$—	$—	$—
Impact of adopting ASC 326	—	—	—	229,000	209,000	438,000
Credit loss (reduction)[1] expense	(84,000)	(126,000)	(210,000)	(17,000)	11,000	(6,000)
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$138,000	$86,000	$224,000	$212,000	$220,000	$432,000
1September 30, 2023 total of (6,000) will not tie to Consolidated Statement of Income Credit loss (reduction) expense - debt securities HTM due to rounding.

There was no ACL on U.S. Government-sponsored enterprise, agency securities, or mortgage-backed securities as of September 30, 2024.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2024, none of the Company’s HTM debt securities were past due or on non-accrual status.

Re-Classified Securities: During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $49,000, net of taxes, at September 30, 2024. This compares to $56,000 and $58,000, net of taxes, at December 31, 2023 and September 30, 2023, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

Restricted Equity Securities: The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of September 30, 2024 and 2023, and December 31, 2023, the Bank's investment in FHLBB stock totaled $5,383,000, $2,823,000 and $2,348,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at September 30, 2024 and 2023, and December 31, 2023.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through September 30, 2024. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
The Company periodically reviews and updates the segmentation of its loan portfolio. Updates performed in conjunction with adoption of ASC 326 in 2023 consisted of reporting what had been a single class, commercial real estate loans, as three classes - commercial real estate owner occupied, commercial real estate non-owner occupied, and commercial multi-family. In addition home equity installment loans which had previously been included in the residential term class were included in the home equity revolving and term class. In the first quarter of 2024, a new segment was established for Agriculture loans; certain prior period information of these loans continues to be included in the C&I and CRE non-owner occupied segments.

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of September 30, 2024 and 2023 and at December 31, 2023:

	September 30, 2024		December 31, 2023		September 30, 2023
Commercial
Real estate owner occupied	$348,287,000	15.1%	$314,819,000	14.8%	$299,943,000	14.4%
Real estate non-owner occupied	408,361,000	17.7%	390,167,000	18.3%	393,531,000	18.9%
Construction	87,992,000	3.8%	88,673,000	4.2%	72,424,000	3.5%
C&I	368,415,000	16.0%	315,026,000	14.8%	306,583,000	14.7%
Multifamily	110,472,000	4.8%	93,476,000	4.4%	91,041,000	4.4%
Agriculture	51,274,000	2.2%	45,230,000	2.1%	47,506,000	2.3%
Municipal	62,944,000	2.7%	51,423,000	2.4%	58,447,000	2.8%
Residential
Term	698,068,000	30.2%	674,855,000	31.7%	660,049,000	31.8%
Construction	34,628,000	1.5%	32,358,000	1.5%	28,986,000	1.4%
Home Equity
Revolving and term	117,028,000	5.1%	104,026,000	4.9%	101,980,000	4.9%
Consumer	19,784,000	0.9%	19,401,000	0.9%	19,370,000	0.9%
Total	$2,307,253,000	100.0%	$2,129,454,000	100.0%	$2,079,860,000	100.0%

Loan balances include net deferred loan costs of $12,266,000 as of September 30, 2024, $11,479,000 as of December 31, 2023, and $11,213,000 as of September 30, 2023. Net deferred loan costs have increased from a year ago and year-to-date based upon loan origination unit volume over the periods, prepayments, and normal repayment activity. Loan balances in the Residential Term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment added $2,462,000 to the loan balances as of September 30, 2024, added $2,149,000 to the loan balances as of December 31, 2023 and subtracted $705,000 from the loan balances as of September 30, 2023.
Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $622,370,000 at September 30, 2024, were used to collateralize borrowings from the FHLBB. This compares to qualifying loans which totaled $561,574,000 at December 31, 2023, and $525,904,000 at September 30, 2023. In addition, commercial, residential construction and home equity loans totaling $364,068,000 at September 30, 2024, $320,083,000 at December 31, 2023, and $332,657,000 at September 30, 2023, were used to collateralize a standby line of credit at the FRBB.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2024, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$64,000	$98,000	$162,000	$348,125,000	$348,287,000	$—
Real estate non-owner occupied	—	—	—	—	408,361,000	408,361,000	—
Construction	—	—	—	—	87,992,000	87,992,000	—
C&I	318,000	708,000	44,000	1,070,000	367,345,000	368,415,000	—
Multifamily	—	—	—	—	110,472,000	110,472,000	—
Agriculture	210,000	—	—	210,000	51,064,000	51,274,000	—
Municipal	—	—	—	—	62,944,000	62,944,000	—
Residential
Term	70,000	166,000	500,000	736,000	697,332,000	698,068,000	144,000
Construction	—	—	—	—	34,628,000	34,628,000	—
Home equity
Revolving and term	508,000	—	4,000	512,000	116,516,000	117,028,000	—
Consumer	343,000	13,000	261,000	617,000	19,167,000	19,784,000	261,000
Total	$1,449,000	$951,000	$907,000	$3,307,000	$2,303,946,000	$2,307,253,000	$405,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$—	$—	$—	$314,819,000	$314,819,000	$—
Real estate non-owner occupied	—	—	—	—	393,636,000	393,636,000	—
Construction	—	9,000	8,000	17,000	88,656,000	88,673,000	—
C&I	714,000	35,000	120,000	869,000	355,918,000	356,787,000	10,000
Multifamily	—	—	—	—	93,476,000	93,476,000	—
Municipal	31,000	—	—	31,000	51,392,000	51,423,000	—
Residential
Term	254,000	818,000	728,000	1,800,000	673,055,000	674,855,000	360,000
Construction	—	—	—	—	32,358,000	32,358,000	—
Home equity
Revolving and term	495,000	95,000	26,000	616,000	103,410,000	104,026,000	—
Consumer	475,000	22,000	58,000	555,000	18,846,000	19,401,000	59,000
Total	$1,969,000	$979,000	$940,000	$3,888,000	$2,125,566,000	$2,129,454,000	$429,000

Information on the past-due status of loans by class of financing receivable as of September 30, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$—	$—	$—	$299,943,000	$299,943,000	$—
Real estate non-owner occupied	—	—	—	—	397,024,000	397,024,000	—
Construction	—	7,000	8,000	15,000	72,409,000	72,424,000	—
C&I	349,000	100,000	221,000	670,000	349,926,000	350,596,000	—
Multifamily	—	—	—	—	91,041,000	91,041,000	—
Municipal	—	—	—	—	58,447,000	58,447,000	—
Residential
Term	39,000	106,000	578,000	723,000	659,326,000	660,049,000	—
Construction	—	62,000	—	62,000	28,924,000	28,986,000	—
Home equity
Revolving and term	79,000	—	179,000	258,000	101,722,000	101,980,000	—
Consumer	210,000	39,000	11,000	260,000	19,110,000	19,370,000	11,000
Total	$677,000	$314,000	$997,000	$1,988,000	$2,077,872,000	$2,079,860,000	$11,000
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

The following table presents the amortized costs basis of loans on nonaccrual status as of September 30, 2024, December 31, 2023 and September 30, 2023:

	September 30, 2024			December 31, 2023			September 30, 2023
	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual
Commercial
Real estate owner occupied	$—	$367,000	$367,000	$—	$—	$—	$—	$—	$—
Real estate non-owner occupied	—	—	—	—	—	—	—	—	—
Construction	—	19,000	19,000	—	29,000	29,000	—	29,000	29,000
C&I	—	129,000	129,000	354,000	184,000	538,000	363,000	351,000	714,000
Multifamily	—	—	—	—	—	—	—	—	—
Agriculture	—	31,000	31,000	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	—	1,686,000	1,686,000	304,000	1,011,000	1,315,000	304,000	1,016,000	1,320,000
Construction	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	—	265,000	265,000	—	296,000	296,000	—	490,000	490,000
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$2,497,000	$2,497,000	$658,000	$1,520,000	$2,178,000	$667,000	$1,886,000	$2,553,000

Individually Analyzed Loans: IAL include loans with balances of $250,000 or more that have either been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.
The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2024, December 31, 2023 and September 30, 2023, by collateral type:

	September 30, 2024			December 31, 2023			September 30, 2023
	Collateral Type			Collateral Type			Collateral Type
Dollars in thousands	Commercial Real Estate	Residential Real Estate	Total	Commercial Real Estate	Residential Real Estate	Total	Commercial Real Estate	Residential Real Estate	Total
Commercial
Real estate owner occupied	$270,000	$—	$270,000	$—	$—	$—	$—	$—	$—
Real estate non-owner occupied	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
C&I	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	—	566,000	566,000	—	685,000	685,000	—	687,000	687,000
Construction	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$270,000	$566,000	$836,000	$—	$685,000	$685,000	$—	$687,000	$687,000

Loan Modifications to Borrowers Experiencing Financial Difficulty: Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief.
The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended September 30, 2024:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$—	$—	$—	$—	—%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
C&I	—	—	—	—	55,000	0.01%
Multifamily	—	—	—	—	—	—%
Agriculture	—	—	—	—	—	—%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$—	$—	$—	$55,000	0.002%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2024:

Payment Deferral & Term Extension
Financial Effect
Commercial
C&I	Temporary payment accommodation, extended term 90 days.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the nine months ended September 30, 2024:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$635,000	$—	$—	$—	$—	0.18%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	69,000	—	—	—	—	0.08%
C&I	175,000	—	—	—	225,000	0.11%
Multifamily	1,932,000	—	—	—	—	1.75%
Agriculture	—	—	—	—	—	—%
Municipal	—	—	—	—	—	—%
Residential
Term	1,020,000	—	—	—	—	0.15%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	68,000	0.06%
Consumer	—	—	—	—	—	—%
Total	$3,831,000	$—	$—	$—	$293,000	0.18%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2024:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan.
Construction	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.
Multifamily	Temporary payment accommodation, payments deferred to end of loan.
Residential
Term	Temporary payment accommodation, payments deferred to end of loan.

Payment Deferral & Term Extension
Financial Effect
Commercial
C&I	Temporary payment accommodation, extended term 90 days.
Home Equity
Revolving and term	Temporary payment accommodation, extended term 60 days.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended September 30, 2023:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$504,000	$—	$—	$—	$—	0.17%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
C&I	19,000	—	—	—	—	0.01%
Multifamily	—	—	—	—	—	—%
Agriculture	—	—	—	—	—	—%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$523,000	$—	$—	$—	$—	0.03%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2023:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the nine months ended September 30, 2023:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$504,000	$—	$—	$—	$—	0.17%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
C&I	239,000	20,000	—	—	—	0.08%
Multifamily	—	—	—	—	—	—%
Agriculture	—	—	—	—	—	—%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$743,000	$20,000	$—	$—	$—	0.04%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2023:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.

Term Extension
Financial Effect
Commercial
C&I	Extended Term 12 months

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the previous 12 months as of September 30, 2024:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$903,000	$—	$—	$—
Construction	69,000	—	—	—
C&I	230,000	—	205,000	—
Multifamily	1,932,000	—	—	—
Residential
Term	1,020,000	—	—	—
Home Equity
Revolving and term	68,000	—	—	—
Consumer	18,000	—	—	—
Total	$4,240,000	$—	$205,000	$—

The following table depicts the performance of loans that have been modified during the nine months ended September 30, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$503,000	$—	$—	$—
C&I	$220,000	$40,000	$—	$—
Total	$723,000	$40,000	$—	$—

Residential Mortgage Loans in Process of Foreclosure
As of September 30, 2024, there were two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $127,000. This compares to five mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $400,000 as of December 31, 2023, and four mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $459,000 as of September 30, 2023.

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
Commercial Real Estate Non-Owner Occupied - commercial real estate loans non-owner occupied share many of the purpose, loan structure and risk characteristics of owner-occupied commercial real estate. The primary differentiating factor from Owner Occupied is that repayment is generally reliant upon cash flow generated from tenants rather than an operating entity. Risk factors are also influenced by vacancy rates, cap rates, lease renewals, and underlying financial health of lessees.
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
Commercial and Industry - C&I loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and or capital investment. C&I loans may be secured or unsecured; when secured, collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, equipment, and/or other tangible and intangible assets. C&I loans are primarily paid by the operating cash flow of the borrower. A weakened economy, soft consumer spending, and the rising cost of labor or raw materials are examples of issues that can impact the credit quality in this segment.
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
Residential Real Estate Term - residential term loans consist of residential real estate loans made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Residential loans typically have a loan-to-value ratio of up to 80% based on appraisal information at the time the loan is made. Collateral consists of mortgage liens on one-to four-family residential properties. Loans are offered with fixed or adjustable rates with amortization terms of up to thirty years. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.
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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 43.2% of total Bank capital as of September 30, 2024 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 225.9% of total Bank capital at September 30, 2024, below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the ACL as of September 30, 2024, by class of financing receivable and allowance element, is presented in the following table:

As of September 30, 2024	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,484,000	$635,000	$5,119,000
Real estate non-owner occupied	—	4,387,000	584,000	4,971,000
Construction	—	762,000	45,000	807,000
C&I	223,000	3,872,000	567,000	4,662,000
Multifamily	—	1,129,000	133,000	1,262,000
Agriculture	—	462,000	151,000	613,000
Municipal	—	35,000	231,000	266,000
Residential
Term	22,000	4,593,000	436,000	5,051,000
Construction	—	411,000	14,000	425,000
Home Equity
Revolving and term	—	584,000	79,000	663,000
Consumer	—	151,000	9,000	160,000
	$245,000	$20,870,000	$2,884,000	$23,999,000
A breakdown of the ACL as of December 31, 2023, by class of financing receivable and allowance element, is presented in the following table:

As of December 31, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,891,000	$742,000	$4,633,000
Real estate non-owner occupied	—	3,759,000	526,000	4,285,000
Construction	—	1,849,000	129,000	1,978,000
C&I	223,000	4,238,000	540,000	5,001,000
Multifamily	—	1,237,000	81,000	1,318,000
Municipal	—	307,000	27,000	334,000
Residential
Term	41,000	4,224,000	726,000	4,991,000
Construction	—	642,000	(24,000)	618,000
Home Equity
Revolving and term	—	469,000	157,000	626,000
Consumer	—	217,000	29,000	246,000
	$264,000	$20,833,000	$2,933,000	$24,030,000

A breakdown of the ACL as of September 30, 2023, by class of financing receivable and allowance element, is presented in the following table:

As of September 30, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,731,000	$780,000	$4,511,000
Real estate non-owner occupied	—	3,855,000	574,000	4,429,000
Construction	—	1,445,000	157,000	1,602,000
C&I	225,000	3,909,000	663,000	4,797,000
Multifamily	—	1,184,000	93,000	1,277,000
Municipal	—	332,000	44,000	376,000
Residential
Term	41,000	4,020,000	825,000	4,886,000
Construction	—	602,000	(26,000)	576,000
Home Equity
Revolving and term	—	442,000	175,000	617,000
Consumer	—	219,000	32,000	251,000
	$266,000	$19,739,000	$3,317,000	$23,322,000
The ACL as a percent of total loans stood at 1.04% as of September 30, 2024, 1.13% at December 31, 2023 and 1.12% as of September 30, 2023.

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the nine months and quarters ended September 30, 2024 and 2023:

	For the nine months ended September 30,		For the quarter ended September 30,
	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$1,255,000	$100,000	$902,000	$1,528,000
Impact of adopting ASC 326	—	1,297,000	—	—
Credit loss (reduction) expense	(487,000)	89,000	(134,000)	(42,000)
Total ending allowance balance	$768,000	$1,486,000	$768,000	$1,486,000

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of September 30, 2024:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2024
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$29,267	$67,088	$84,626	$39,744	$27,003	$79,134	$11,246	$960	$339,068
Special Mention (risk rating 6)	—	1,903	—	—	—	6,276	50	—	8,229
Substandard (risk rating 7)	41	268	—	—	162	519	—	—	990
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	29,308	69,259	84,626	39,744	27,165	85,929	11,296	960	348,287
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate non-owner occupied
Pass (risk rating 1-5)	24,631	30,610	74,749	115,687	46,646	104,014	10,197	1,520	408,054
Special Mention (risk rating 6)	—	—	—	46	—	261	—	—	307
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	24,631	30,610	74,749	115,733	46,646	104,275	10,197	1,520	408,361
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	24,354	22,535	29,047	7,921	1,398	2,523	—	—	87,778
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	145	—	—	69	—	—	—	—	214
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	24,499	22,535	29,047	7,990	1,398	2,523	—	—	87,992
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	56,398	28,644	48,523	41,554	16,016	24,307	114,851	4,446	334,739
Special Mention (risk rating 6)	25	24,308	502	495	470	2,857	4,399	—	33,056
Substandard (risk rating 7)	—	13	348	84	16	22	137	—	620
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	56,423	52,965	49,373	42,133	16,502	27,186	119,387	4,446	368,415
Current period gross write-offs	—	—	—	(19)	(24)	(45)	—	—	(88)
Multifamily
Pass (risk rating 1-5)	14,874	12,392	34,069	17,458	14,657	13,028	721	—	107,199
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	1,020	1,341	912	—	—	—	3,273
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	14,874	12,392	35,089	18,799	15,569	13,028	721	—	110,472
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Agriculture
Pass (risk rating 1-5)	9,413	2,845	6,068	4,054	15,121	6,532	4,183	224	48,440
Special Mention (risk rating 6)	—	500	706	85	—	587	600	—	2,478
Substandard (risk rating 7)	—	87	—	31	—	238	—	—	356
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	9,413	3,432	6,774	4,170	15,121	7,357	4,783	224	51,274
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2024
Municipal
Pass (risk rating 1-5)	9,355	19,626	4,344	3,985	9,026	16,608	—	—	62,944
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	9,355	19,626	4,344	3,985	9,026	16,608	—	—	62,944
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	37,770	85,791	151,882	132,413	87,730	198,196	2,479	121	696,382
Non-performing	—	—	300	262	399	725	—	—	1,686
Total Term	37,770	85,791	152,182	132,675	88,129	198,921	2,479	121	698,068
Current period gross write-offs	—	—	—	—	—	(36)	—	—	(36)
Construction
Performing	15,512	17,342	1,091	—	683	—	—	—	34,628
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	15,512	17,342	1,091	—	683	—	—	—	34,628
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	7,515	9,459	8,516	1,940	1,140	1,985	76,231	9,977	116,763
Non-performing	—	—	—	—	—	98	16	151	265
Total Home Equity Revolving and Term	7,515	9,459	8,516	1,940	1,140	2,083	76,247	10,128	117,028
Current period gross write-offs	—	—	—	—	—	(7)	—	—	(7)
Consumer
Performing	2,771	2,714	1,377	817	1,275	4,913	5,917	—	19,784
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	2,771	2,714	1,377	817	1,275	4,913	5,917	—	19,784
Current period gross write-offs	(6)	(46)	(62)	(37)	(19)	(40)	—	—	(210)
Total loans	$232,071	$326,125	$447,168	$367,986	$222,654	$462,823	$231,027	$17,399	$2,307,253

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of September 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2023
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$43,022	$75,590	$41,851	$28,387	$35,696	$65,064	$9,355	$175	$299,140
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	283	—	—	—	503	17	—	—	803
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	43,305	75,590	41,851	28,387	36,199	65,081	9,355	175	299,943
Current period gross write-offs	—	—	—	—	—	(40)	—	—	(40)
Real estate non-owner occupied
Pass (risk rating 1-5)	27,875	71,474	130,132	49,160	27,670	85,559	5,092	—	396,962
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	62	—	—	62
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	27,875	71,474	130,132	49,160	27,670	85,621	5,092	—	397,024
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	16,892	41,852	8,506	1,665	1,039	2,470	—	—	72,424
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	16,892	41,852	8,506	1,665	1,039	2,470	—	—	72,424
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	43,648	66,873	53,712	37,052	6,526	38,003	90,748	11,937	348,499
Special Mention (risk rating 6)	—	129	268	—	—	8	400	—	805
Substandard (risk rating 7)	94	363	35	—	188	545	67	—	1,292
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	43,742	67,365	54,015	37,052	6,714	38,556	91,215	11,937	350,596
Current period gross write-offs	—	—	—	—	(16)	—	—	—	(16)
Multifamily
Pass (risk rating 1-5)	8,435	32,082	18,172	16,103	5,553	8,796	329	207	89,677
Special Mention (risk rating 6)	—	—	1,364	—	—	—	—	—	1,364
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	8,435	32,082	19,536	16,103	5,553	8,796	329	207	91,041
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass (risk rating 1-5)	24,527	6,239	4,121	10,226	5,270	8,064	—	—	58,447
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	24,527	6,239	4,121	10,226	5,270	8,064	—	—	58,447
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2023
Residential
Term
Performing	47,019	149,470	143,048	97,350	40,621	179,788	1,301	132	658,729
Non-performing	—	304	—	81	340	595	—	—	1,320
Total Term	47,019	149,774	143,048	97,431	40,961	180,383	1,301	132	660,049
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	15,966	11,715	—	1,305	—	—	—	—	28,986
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	15,966	11,715	—	1,305	—	—	—	—	28,986
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	8,154	9,472	2,073	1,214	609	1,754	67,639	10,575	101,490
Non-performing	—	—	—	—	—	115	198	177	490
Total Home Equity Revolving and Term	8,154	9,472	2,073	1,214	609	1,869	67,837	10,752	101,980
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	3,072	2,338	1,296	1,951	538	4,404	5,771	—	19,370
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	3,072	2,338	1,296	1,951	538	4,404	5,771	—	19,370
Current period gross write-offs	(5)	(41)	(30)	(30)	(7)	(39)	—	—	(152)
Total loans	$238,987	$467,901	$404,578	$244,494	$124,553	$395,244	$180,900	$23,203	$2,079,860

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
The following table presents ACL activity by class for the nine months and quarter ended September 30, 2024:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the nine months ended September 30, 2024
Beginning balance	$4,633	$4,285	$1,978	$5,001	$1,318	$—	$334	$4,991	$618	$626	$246	$24,030
Charge offs	—	—	—	(88)	—	—	—	(36)	—	(7)	(210)	(341)
Recoveries	100	—	—	24	—	—	—	30	—	21	77	252
Credit loss (reduction) expense	386	686	(1,171)	(275)	(56)	613	(68)	66	(193)	23	47	58
Ending balance	$5,119	$4,971	$807	$4,662	$1,262	$613	$266	$5,051	$425	$663	$160	$23,999
For the three months ended September 30, 2024
Beginning balance	$5,253	$4,248	$922	$5,021	$1,567	$428	$180	$5,560	$587	$744	$183	$24,693
Charge offs	—	—	—	(88)	—	—	—	—	—	—	(62)	(150)
Recoveries	—	—	—	1	—	—	—	1	—	3	31	36
Credit loss (reduction) expense	(134)	723	(115)	(272)	(305)	185	86	(510)	(162)	(84)	8	(580)
Ending balance	$5,119	$4,971	$807	$4,662	$1,262	$613	$266	$5,051	$425	$663	$160	$23,999
The following table presents ACL activity by class for the year ended December 31, 2023:

Dollars in thousands	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the year ended December 31, 2023
Beginning balance prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Charge offs	(40)	—	—	(153)	—	—	—	—	(50)	(194)	—	(437)
Recoveries	2	75	—	3	—	—	14	—	13	97	—	204
Credit loss (reduction) expense	241	(105)	214	409	134	40	540	(316)	90	83	—	1,330
Impact of adopting ASC 326	(1,686)	4,315	943	1,645	1,184	132	1,878	735	(456)	(802)	(1,678)	6,210
Ending balance	$4,633	$4,285	$1,978	$5,001	$1,318	$334	$4,991	$618	$626	$246	$—	$24,030

The following table presents ACL activity by class for the nine months and quarter ended September 30, 2023:

Dollars in thousands	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the nine months ended September 30, 2023
Beginning balance prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Charge offs	(40)	—	—	(16)	—	—	—	—	—	(152)	—	(208)
Recoveries	2	75	—	3	—	—	10	—	10	78	—	178
Credit loss (reduction) expense	119	39	(162)	68	93	82	439	(358)	34	65	—	419
Impact of adopting ASC 326	(1,686)	4,315	943	1,645	1,184	132	1,878	735	(456)	(802)	(1,678)	6,210
Ending balance	$4,511	$4,429	$1,602	$4,797	$1,277	$376	$4,886	$576	$617	$251	$—	$23,322
For the three months ended September 30, 2023
Beginning balance	$4,719	$4,492	$1,469	$4,721	$1,312	$399	$4,831	$609	$635	$278	$—	$23,465
Charge offs	(1)	—	—	(16)	—	—	—	—	—	(69)	—	(86)
Recoveries	2	75	—	—	—	—	4	—	3	20	—	104
Credit loss (reduction) expense	(209)	(138)	133	92	(35)	(23)	51	(33)	(21)	22	—	(161)
Ending balance	$4,511	$4,429	$1,602	$4,797	$1,277	$376	$4,886	$576	$617	$251	$—	$23,322

As of September 30, 2024, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

Macroeconomic loss drivers: The following loss drivers for each loan segment were used to calculate the expected probability of default over the forecast and reversion period:

•Commercial Real Estate Owner Occupied: FOMC median forecast of national unemployment
•Commercial Real Estate Non-Owner Occupied: FOMC median forecast of national unemployment
•Commercial Construction: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial & Industrial: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial Multifamily: FOMC median forecast of national unemployment
•Commercial Agriculture: FOMC median forecasts of national unemployment and change in national real GDP
•Municipal: Probability of default is measured based upon an index supplied by a nationally recognized ratings agency
•Residential Real Estate Term: FOMC median forecast of national unemployment
•Residential Real Estate Construction: FOMC median forecast of national unemployment and change in national real GDP
•Home Equity Revolving & Term: FOMC median forecast of national unemployment
•Consumer: FOMC median forecasts of national unemployment and change in national real GDP

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
As of September 30, 2024, 131,419 shares of restricted stock had been granted under the 2020 Plan, of which 87,218 shares remain restricted as of September 30, 2024 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2022	3.0	23,404	0.3
2022	2.5	1,250	0.3
2023	3.0	26,859	1.3
2023	2.0	3,196	0.3
2024	3.0	27,987	2.3
2024	2.0	1,869	1.3
2024	1.0	2,653	0.3
		87,218	1.3
The compensation cost related to these non-vested restricted stock grants is $2,538,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2024, $680,000 of expense was recognized for these restricted shares, leaving $1,006,000 in unrecognized expense as of September 30, 2024. In the nine months ended September 30, 2023, $607,000 of expense was recognized for restricted shares, leaving $1,069,000 in unrecognized expense as of September 30, 2023.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $638,000 and $608,000 for the nine months ended September 30, 2024 and 2023, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30, 2024 and 2023:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2024
Net income as reported	$19,763,000
Basic EPS: Income available to common shareholders	19,763,000	11,046,986	$1.79
Effect of dilutive securities: restricted stock		87,102
Diluted EPS: Income available to common shareholders plus assumed conversions	$19,763,000	11,134,088	$1.78
For the nine months ended September 30, 2023
Net income as reported	$22,839,000
Basic EPS: Income available to common shareholders	22,839,000	10,993,406	$2.08
Effect of dilutive securities: restricted stock		84,089
Diluted EPS: Income available to common shareholders plus assumed conversions	$22,839,000	11,077,495	$2.06
The following table sets forth the computation of basic and diluted EPS for the quarters ended September 30, 2024 and 2023:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2024
Net income as reported	$7,571,000
Basic EPS: Income available to common shareholders	7,571,000	11,057,872	$0.69
Effect of dilutive securities: restricted stock		87,259
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,571,000	11,145,131	$0.68
For the quarter ended September 30, 2023
Net income as reported	$7,474,000
Basic EPS: Income available to common shareholders	7,474,000	11,003,987	$0.68
Effect of dilutive securities: restricted stock		83,146
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,474,000	11,087,133	$0.67
Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $829,000 and $826,000 for the nine months ended September 30, 2024 and 2023, respectively.
Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $137,000 and $57,000 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the associated accrued liability included in other liabilities in the balance sheet was $2,586,000 compared to $2,664,000 and $2,735,000 at December 31, 2023 and September 30, 2023, respectively.

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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$1,091,000	$1,050,000
Interest cost	—	14,000
Benefits paid	(63,000)	(66,000)
Benefit obligation at end of period	$1,028,000	$998,000
Funded status
Benefit obligation at end of period	$(1,028,000)	$(998,000)
Unamortized gain	(384,000)	(345,000)
Accrued benefit cost at end of period	$(1,412,000)	$(1,343,000)
The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarter ended September 30,
	2024	2023	2024	2023
Components of net periodic benefit cost
Interest cost	$—	$14,000	$—	$4,000
Net periodic benefit cost	$—	$14,000	$—	$4,000
Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	September 30, 2024	December 31, 2023	September 30, 2023
Unamortized net actuarial gain	$384,000	$384,000	$345,000
Deferred tax expense	(81,000)	(81,000)	(72,000)
Net unrecognized postretirement benefits included in AOCI	$303,000	$303,000	$273,000
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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the nine months and quarters ended September 30, 2024 and 2023.

	For the nine months ended September 30,		For the quarter ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$(39,575,000)	$(44,718,000)	$(42,816,000)	$(43,781,000)
Unrealized (losses) gains arising during the period	6,558,000	(11,562,000)	10,660,000	(12,748,000)
Related deferred taxes	(1,377,000)	2,428,000	(2,238,000)	2,677,000
Net change	5,181,000	(9,134,000)	8,422,000	(10,071,000)
Balance at end of period	$(34,394,000)	$(53,852,000)	$(34,394,000)	$(53,852,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the nine months and quarters ended September 30, 2024 and 2023.

	For the nine months ended September 30,		For the quarter ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$(56,000)	$(64,000)	$(54,000)	$(59,000)
Amortization of net unrealized gains	9,000	7,000	6,000	1,000
Related deferred taxes	(2,000)	(1,000)	(1,000)	—
Net change	7,000	6,000	5,000	1,000
Balance at end of period	$(49,000)	$(58,000)	$(49,000)	$(58,000)

The following table presents the effect of the Company's derivative financial instruments included in OCI for the nine months and quarters ended September 30, 2024 and 2023.

	For the nine months ended September 30,		For the quarter ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$300,000	$544,000	$733,000	$680,000
Unrealized gains (losses) on cash flow hedging derivatives arising during the period	(552,000)	1,096,000	(1,100,000)	924,000
Related deferred taxes	116,000	(230,000)	231,000	(194,000)
Net change	(436,000)	866,000	(869,000)	730,000
Balance at end of period	$(136,000)	$1,410,000	$(136,000)	$1,410,000
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the nine months and quarters ended September 30, 2024 and 2023.

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

The details of the Bank's swap agreements are as follows:

					September 30, 2024		December 31, 2023		September 30, 2023
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
04/27/2022	10/27/2023	USD-SOFR-COMPOUND	2.498%	Other Assets	$—	$—	$—	$—	$10,000,000	$20,000
04/27/2022	01/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	—	—	10,000,000	22,000	10,000,000	92,000
04/27/2022	04/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	—	—	10,000,000	86,000	10,000,000	159,000
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other (Liabilities) Assets	75,000,000	(172,000)	75,000,000	272,000	75,000,000	1,513,000
					$75,000,000	$(172,000)	$95,000,000	$380,000	$105,000,000	$1,784,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other (Liabilities) Assets	$40,000,000	$(601,000)	$40,000,000	$(581,000)	$40,000,000	$63,000
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other (Liabilities) Assets	30,000,000	(710,000)	30,000,000	(598,000)	30,000,000	120,000
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other (Liabilities) Assets	30,000,000	(858,000)	30,000,000	(678,000)	30,000,000	250,000
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other (Liabilities) Assets	50,000,000	(293,000)	50,000,000	(292,000)	50,000,000	272,000
					$150,000,000	$(2,462,000)	$150,000,000	$(2,149,000)	$150,000,000	$705,000
Total swap agreements					$225,000,000	$(2,634,000)	$245,000,000	$(1,769,000)	$255,000,000	$2,489,000

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

At September 30, 2024 there were eight customer loan swap arrangements in place. This compares to seven customer loan swap arrangements in place at December 31, 2023 and six customer loan swap arrangements in place at September 30, 2023. The details of the Bank's customer loan swap arrangements are detailed below:

		September 30, 2024			December 31, 2023			September 30, 2023
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$34,988,000	$3,478,000	6	$36,286,000	$4,259,000	6	$36,572,000	$6,031,000
Pay Fixed, Receive Variable	Other Liabilities	2	7,647,000	(274,000)	1	5,048,000	(89,000)	—	—	—
		8	42,635,000	3,204,000	7	41,334,000	4,170,000	6	36,572,000	6,031,000
Receive Fixed, Pay Variable	Other Assets	2	7,647,000	274,000	1	5,048,000	89,000	—	—	—
Receive Fixed, Pay Variable	Other Liabilities	6	34,988,000	(3,478,000)	6	36,286,000	(4,259,000)	6	36,572,000	(6,031,000)
		8	42,635,000	(3,204,000)	7	41,334,000	(4,170,000)	6	36,572,000	(6,031,000)
Total		16	$85,270,000	$—	14	$82,668,000	$—	12	$73,144,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At September 30, 2024, there was no collateral posted on its swap contracts or required amount to be pledged.
Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2024, the prepayment assumption using the PSA model was 127, which translates into an anticipated prepayment rate of 6.10%. The discount rate is 9.13%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2024 and 2023, servicing rights capitalized totaled $13,000 and $34,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2024 and 2023 were $244,000 and $280,000, respectively. The fair value of servicing rights was $3,074,000, $3,583,000, and $3,673,000 at September 30, 2024, December 31, 2023 and September 30, 2023, respectively. The Bank serviced loans for others totaling $302,430,000, $321,178,000, and $327,428,000 at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2024	December 31, 2023	September 30, 2023
Mortgage servicing rights	$8,715,000	$8,702,000	$8,687,000
Accumulated amortization	(6,770,000)	(6,525,000)	(6,441,000)
Amortized cost	1,945,000	2,177,000	2,246,000
Impairment reserve	(5,000)	—	—
Carrying value	$1,940,000	$2,177,000	$2,246,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2024 and 2023, and at December 31, 2023:

	September 30, 2024	December 31, 2023	September 30, 2023
Certificates of deposit < $100,000	$693,948,000	$646,818,000	$641,429,000
Certificates $100,000 to $250,000	251,910,000	251,192,000	234,962,000
Certificates $250,000 and over	179,468,000	172,237,000	132,775,000
	$1,125,326,000	$1,070,247,000	$1,009,166,000
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
Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2024 and 2023, and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024, December 31, 2023 and September 30, 2023.

	At September 30, 2024
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$20,735,000	$—	$20,735,000
Mortgage-backed securities	—	227,374,000	—	227,374,000
State and political subdivisions	—	34,608,000	—	34,608,000
Asset-backed securities	—	2,304,000	—	2,304,000
Total securities available for sale	—	285,021,000	—	285,021,000
Customer loan interest swap agreements	—	3,752,000	—	3,752,000
Total interest rate swap agreements	—	3,752,000	—	3,752,000
Total assets	$—	$288,773,000	$—	$288,773,000

	At September 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,634,000	$—	$2,634,000
Customer loan interest swap agreements	—	3,752,000	—	3,752,000
Total liabilities	$—	$6,386,000	$—	$6,386,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,830,000	$—	$19,830,000
Mortgage-backed securities	—	224,597,000	—	224,597,000
State and political subdivisions	—	34,645,000	—	34,645,000
Asset-backed securities	—	2,981,000	—	2,981,000
Total securities available for sale	—	282,053,000	—	282,053,000
Interest rate swap agreements	—	380,000	—	380,000
Customer loan interest swap agreements	—	4,348,000	—	4,348,000
Total interest rate swap agreements	—	4,728,000	—	4,728,000
Total assets	$—	$286,781,000	$—	$286,781,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,149,000	$—	$2,149,000
Customer loan interest swap agreements	—	4,348,000	—	4,348,000
Total liabilities	$—	$6,497,000	$—	$6,497,000

	At September 30, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$38,252,000	$—	$38,252,000
Mortgage-backed securities	—	212,846,000	—	212,846,000
State and political subdivisions	—	30,780,000	—	30,780,000
Asset-backed securities	—	3,094,000	—	3,094,000
Total securities available for sale	—	284,972,000	—	284,972,000
Interest rate swap agreements	—	2,489,000	—	2,489,000
Customer loan interest swap agreements	—	6,031,000	—	6,031,000
Total interest swap agreements	—	8,520,000	—	8,520,000
Total assets	$—	$293,492,000	$—	$293,492,000

	At September 30, 2023
	Level 1	Level 2	Level 3	Total
Customer loan interest swap agreements	$—	$6,031,000	$—	$6,031,000
Total liabilities	$—	$6,031,000	$—	$6,031,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with a $5,000 impairment reserve at September 30, 2024. There was no impairment reserve at December 31, 2023 and September 30, 2023. OREO is presented net of an allowance of $35,000 at September 30, 2024. There was no OREO or related allowance at December 31, 2023 and September 30, 2023. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. There were no collateral-dependent IAL with a related specific ACL or a partial charge off at September 30, 2024. IAL below are presented net of specific allowances of $19,000 at December 31, 2023, and September 30, 2023.

	At September 30, 2024
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,074,000	$—	$3,074,000
OREO	—	173,000	—	173,000
Total assets	$—	$3,247,000	$—	$3,247,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,583,000	$—	$3,583,000
Individually analyzed loans	—	285,000	—	285,000
Total assets	$—	$3,868,000	$—	$3,868,000

	At September 30, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,673,000	$—	$3,673,000
Individually analyzed loans	—	285,000	—	285,000
Total assets	$—	$3,958,000	$—	$3,958,000

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
The carrying amount and estimated fair values for financial instruments as of September 30, 2024 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$377,635,000	$333,575,000	$—	$333,575,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	746,558,000	714,398,000	—	—	714,398,000
Construction	87,185,000	83,429,000	—	—	83,429,000
Other	523,624,000	516,977,000	—	—	516,977,000
Municipal	62,678,000	57,578,000	—	—	57,578,000
Residential
Term	693,017,000	633,247,000	—	—	633,247,000
Construction	34,203,000	33,869,000	—	—	33,869,000
Home equity line of credit	116,365,000	116,058,000	—	—	116,058,000
Consumer	19,624,000	17,375,000	—	—	17,375,000
Total loans	2,283,254,000	2,172,931,000	—	—	2,172,931,000
Mortgage servicing rights	1,940,000	3,074,000	—	3,074,000	—
Financial liabilities
Local certificates of deposit	$377,750,000	$360,988,000	$—	$360,988,000	$—
National certificates of deposit	747,576,000	768,270,000	—	768,270,000	—
Total certificates of deposit	1,125,326,000	1,129,258,000	—	1,129,258,000	—
Repurchase agreements	56,027,000	55,910,000	—	55,910,000	—
Federal Home Loan Bank advances	95,000,000	94,914,000	—	94,914,000	—
Total borrowed funds	151,027,000	150,824,000	—	150,824,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2023 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$385,235,000	$338,570,000	$—	$338,570,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	699,537,000	658,732,000	—	—	658,732,000
Construction	86,695,000	81,638,000	—	—	81,638,000
Other	443,944,000	431,067,000	—	—	431,067,000
Municipal	51,089,000	46,806,000	—	—	46,806,000
Residential
Term	669,864,000	595,033,000	—	285,000	594,748,000
Construction	31,740,000	31,131,000	—	—	31,131,000
Home equity line of credit	103,400,000	102,858,000	—	—	102,858,000
Consumer	19,155,000	16,963,000	—	—	16,963,000
Total loans	2,105,424,000	1,964,228,000	—	285,000	1,963,943,000
Mortgage servicing rights	2,177,000	3,583,000	—	3,583,000	—
Financial liabilities
Local certificates of deposit	$293,466,000	$362,555,000	$—	$362,555,000	$—
National certificates of deposit	776,781,000	699,919,000	—	699,919,000	—
Total certificates of deposit	1,070,247,000	1,062,474,000	—	1,062,474,000	—
Repurchase agreements	49,576,000	49,462,000	—	49,462,000	—
Federal Home Loan Bank advances	20,076,000	20,074,000	—	20,074,000	—
Total borrowed funds	69,652,000	69,536,000	—	69,536,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2023 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$387,374,000	$311,864,000	$—	$311,864,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	688,027,000	652,297,000	—	—	652,297,000
Construction	70,822,000	67,144,000	—	—	67,144,000
Other	435,563,000	423,464,000	—	—	423,464,000
Municipal	58,071,000	52,196,000	—	—	52,196,000
Residential
Term	655,431,000	577,982,000	—	285,000	577,697,000
Construction	28,410,000	27,972,000	—	—	27,972,000
Home equity line of credit	101,363,000	102,124,000	—	—	102,124,000
Consumer	19,119,000	16,978,000	—	—	16,978,000
Total loans	2,056,806,000	1,920,157,000	—	285,000	1,919,872,000
Mortgage servicing rights	2,246,000	3,673,000	—	3,673,000	—
Financial liabilities
Local certificates of deposit	$338,280,000	$319,218,000	$—	$319,218,000	$—
National certificates of deposit	670,886,000	672,654,000	—	672,654,000	—
Total certificates of deposit	1,009,166,000	991,872,000	—	991,872,000	—
Repurchase agreements	52,915,000	52,793,000	—	52,793,000	—
Federal Home Loan Bank advances	30,078,000	30,074,000	—	30,074,000	—
Total borrowed funds	82,993,000	82,867,000	—	82,867,000	—

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

In the nine months ended September 30, 2024 the ACL-Loans decreased by $31,000, the ACL-Off-Balance Commitments decreased by $487,000 and the ACL-HTM Securities decreased by $210,000. Further discussion of the ACL may be found in Note 2, "Investment Securities", Note 3, "Loans", and Note 4, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of September 30, 2024 the fair value of AFS securities increased by $3.0 million and the fair value of HTM securities decreased by $5.0 million from that of December 31, 2023. These changes are due to a combination of rate-driven market price adjustments for the underlying securities and reinvestment of incoming cash flow to other segments of the balance sheet. Further discussion of the fair value of securities may be found in Note 2, "Investment Securities", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date a derivative contract is entered into, the derivative is designated as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The relationships between hedging instruments and hedged items is formally documented, as is the risk management objective and strategy for undertaking various hedge transactions. Both at the hedge’s inception and on an ongoing basis, determination is made as to whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in OCI and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments, including customer loan swaps, are recorded at fair value with changes in fair value recorded in earnings. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate. Among the factors that may influence the fair value of a derivative instrument are changes in market interest rates, changes in the time remaining to maturity of the instrument, or credit quality of the counter-party. Further information, including period-to-period changes in the fair value of derivatives, may be found in Note 10, "Financial Derivative Instruments", to the consolidated financial statements contained in Item 1 of the Form 10-Q.

Risks and Uncertainties. The nation's economy continues to demonstrate areas of strength and areas of weakness. The high inflation experienced post-pandemic has moderated, yet continues to run above the FOMC's 2% target. The labor market remains resilient with continued low but rising rates of unemployment and continued strong but slowing job creation; wage pressures which had contributed to to inflationary pressure appear to be softening. To address the inflation problem, FOMC aggressively increased short-term interest rates throughout 2022 and into 2023, then paused. Rate reductions were signaled, beginning later in 2024 and the FOMC acted with a 1/2% rate cut in September. The timing and depth of further rate action is uncertain. If the FOMC has not increased rates enough or begins rate cuts too early, it risks an ongoing inflation problem; an overshoot on maintaining elevated interest rates risks entering the economy into a recession.
Concern continues to be expressed nationally on the commercial real estate market given high vacancy numbers and lower property valuation in some metro locations. The ongoing conflicts between Russia and Ukraine, and Israel, Hamas and Hezbollah, continue to contribute to geopolitical instability and add to economic uncertainty. Geopolitical tensions could also result in increased threat from cyberattacks or other disruptive activity.
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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2024	2023	2024	2023
Net interest income as presented	$46,357	$49,354	$16,402	$15,954
Effect of tax-exempt income	2,072	1,965	717	685
Net interest income, tax equivalent	$48,429	$51,319	$17,119	$16,639
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2024	2023	2024	2023
Non-interest expense, as presented	$35,011	$32,571	$12,000	$11,006
Net interest income, as presented	46,357	49,354	16,402	15,954
Effect of tax-exempt interest income	2,072	1,965	717	685
Non-interest income, as presented	11,919	11,330	4,122	3,891
Effect of non-interest tax-exempt income	136	131	45	44
Adjusted net interest income plus non-interest income	$60,484	$62,780	$21,286	$20,574
Non-GAAP efficiency ratio	57.88%	51.88%	56.37%	53.49%
GAAP efficiency ratio	60.08%	53.67%	58.47%	55.46%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2024	2023	2024	2023
Average shareholders' equity as presented	$247,463	$234,832	$253,911	$234,024
Less average intangible assets	(30,820)	(30,847)	(30,827)	(30,853)
Average tangible shareholders' common equity	$216,643	$203,985	$223,084	$203,171
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2024	2023	2024	2023
Net Income, as presented	$19,763	$22,839	$7,571	$7,474
Add: credit loss (reduction) expense	(639)	501	(638)	(200)
Add: income taxes expense	4,141	4,773	1,591	1,565
Pre-tax, pre-provision net income	$23,265	$28,113	$8,524	$8,839

Executive Summary
Net income for the nine months ended September 30, 2024 was $19.8 million, down $3.1 million or 13.5% from the same period in 2023 due primarily to a decrease in net interest income resulting from higher funding costs. Earnings per common share on a fully diluted basis were $1.78 for the nine months ended September 30, 2024, down $0.29 or 13.9% from the $2.06 posted for the same period in 2023. Dividends totaling $1.07 per share have been declared year-to-date, representing a payout to our shareholders of 59.8% of basic earnings per share for the period. For the quarter ended September 30, 2024, net income was $7.6 million, up $97,000 or 1.3% from the same period in 2023. Earnings per common share on a fully diluted basis were $0.68 for the quarter ended September 30, 2024, up $0.01 or 0.7% from the $0.67 posted for the same period in 2023.
Net interest income on a tax-equivalent basis was down $2.9 million or 5.6% in the nine months ended September 30, 2024 compared to the same period in 2023. The tax equivalent net interest margin for the nine months ended September 30, 2024, was 2.25%, down from 2.54% for the same period in 2023. The period-to-period change in net interest income and net interest margin is primarily attributable to increased funding costs, mitigated by earning asset growth. For the quarter ended

September 30, 2024, net interest income on a tax- equivalent basis increased $480,000 or 2.9% compared to the same period in 2023 as volume effects from earning asset growth outpaced rate effects from a contracted margin. Net interest margin for the quarter was 2.32% compared to 2.40% for the same period in 2023.
Non-interest income for the nine months ended September 30, 2024 was $11.9 million, up $589,000 or 5.2%, from the nine months ended September 30, 2023. As compared to the prior year, service charges on deposit accounts were up $153,000, or 10.9%, and debit card revenue increased $41,000, or 1.1%. Revenue at First National Wealth Management increased $174,000 or 5.0% over the same period. Mortgage banking revenue decreased $99,000 or 16.2% on lower volume of mortgage sales and negative marks taken against mortgage servicing rights valuation.
Non-interest expense for the nine months ended September 30, 2024 was $35.0 million, up $2.4 million or 7.5% from the nine months ended September 30, 2023. FDIC insurance premiums increased $333,000 from the same period in 2023, salaries and employee benefits increased 8.2% and other operating expense increased 6.7% over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.08% of total assets as of September 30, 2024, up slightly from 0.07% of total assets as of December 31, 2023 and down slightly from 0.09% of total assets as of September 30, 2023. Total past-due loans remain low and were 0.14% of total loans as of September 30, 2024, down from 0.18% and up from 0.10% of total loans as of December 31, 2023 and September 30, 2023, respectively.
The provision for credit losses on loans for the first nine months of 2024 was $58,000, down from the $419,000 provisioned in the same period in 2023. A reverse provision for credit losses on loans of $580,000 was recorded in the third quarter of 2024. Models implemented in the third quarter introduced post-pandemic experience into the Bank's discounted cash flow based estimates, a period of strong asset quality for the Bank. This change, coupled with a refresh of peer groups used in our analysis, led to the modest reversal for the period. Net charge-offs for the nine months ended September 30, 2024 were $89,000 or 0.005% of average loans on an annualized basis, compared to net charge-offs of $30,000 or 0.002% as of the nine months ended September 30, 2023. The ACL for loans decreased $31,000 between December 31, 2023 and September 30, 2024, and now stands at 1.04% of loans outstanding as of September 30, 2024, as compared to 1.13% at December 31, 2023 and 1.12% at September 30, 2023.
The Company's balance sheet continued to expand in the first nine months of 2024 as total assets increased $195.9 million or 6.6% year-to-date. The loan portfolio increased $177.8 million or 8.3% in the nine months ended September 30, 2024 and $227.4 million or 10.9% from a year ago. Loan growth in the first nine months of 2024 was centered in the commercial and residential portfolios. Commercial loans increased by $127.4 million during the period, led by increases in owner-occupied commercial real estate of $33.5 million, non-owner occupied commercial real estate of $18.2 million, commercial & industrial loans of $53.4 million and multifamily of $17.0 million. Residential term loans increased by $23.2 million in the first nine months of 2024 and residential construction loans increased by $2.3 million during the same period. The investment portfolio decreased $1.6 million year-to-date and decreased $7.1 million from a year ago based upon cash flow of amortizing securities, limited reinvestment or new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet, total deposits increased $103.1 million, or 4.0%, year-to-date to $2.70 billion. Low-cost deposits (Demand, NOW, Savings) have increased $9.8 million, and money market balances have increased $38.2 million year-to-date, while local CDs have decreased $2.8 million. To balance this activity and to support earning asset growth, wholesale CDs have increased $57.9 year-to-date and borrowings have increased by $81.4 million.
Remaining well capitalized is a top priority for The Company. The Company's total risk-based capital ratio was 13.11% as of September 30, 2024, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRBB, and the OCC.
Among the Company's operating ratios, the return on average assets was 0.87% and return on average tangible common equity of 12.19% for the nine months ended September 30, 2024 compared to 1.08% and 14.97%, respectively, for the same period in 2023. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 57.88% for the nine months ended September 30, 2024 compared to 51.88% for the same period in 2023, the change being attributable primarily to lower levels of net interest income.

Net Interest Income
Total interest income of $109.8 million for the nine months ended September 30, 2024 was an increase of $16.5 million or 17.7% compared to total interest income of $93.4 million for the same period of 2023. Growth in earning assets coupled with higher interest rates resulted in the period-to-period increase. Higher market interest rates resulting from FOMC actions coupled with changing customer product preferences to higher cost money market and CD products led to total interest expense of $63.5 million for the nine months ended September 30, 2024, an increase of $19.5 million or 44.3% compared to total interest expense for the nine months ended September 30, 2023. As a result, net interest income of $46.4 million for the nine months ended September 30, 2024 was a decrease of $3.0 million or 6.1% compared to net interest income of $49.4 million for the same period ended September 30, 2023. The Company's net interest margin on a tax-equivalent basis for the nine months ended September 30, 2024 was 2.25%, down from 2.54% for the first nine months of 2023. Tax-exempt interest income amounted to $7.8 million for the nine months ended September 30, 2024 compared to $7.4 million for the nine months ended September 30, 2023.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2024 and 2023. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the nine months ended
	September 30, 2024		September 30, 2023
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$190	4.97%	$300	5.30%
Investments	15,689	3.17%	15,795	3.12%
Loans	96,027	5.80%	79,222	5.26%
Total interest income	111,906	5.19%	95,317	4.72%
Interest expense
Deposits[1]	59,112	3.43%	42,384	2.62%
Other borrowings	4,365	3.48%	1,614	1.93%
Total interest expense	63,477	3.44%	43,998	2.58%
Net interest income	$48,429		$51,319
Interest rate spread		1.75%		2.14%
Net interest margin		2.25%		2.54%
1Amount of interest of 59,112 will not tie to Interest on deposits in the Consolidated Statements of Income and Comprehensive Income due to rounding.

	For the quarters ended
	September 30, 2024		September 30, 2023
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$56	4.00%	$211	5.49%
Investments	5,261	3.16%	5,249	3.12%
Loans held for sale	—	0.00%	—	0.00%
Loans	33,687	5.90%	28,479	5.45%
Total interest-earning assets	39,004	5.28%	33,939	4.89%
Interest expense
Deposits	20,118	3.46%	16,992	3.02%
Other borrowings	1,767	3.71%	308	1.32%
Total interest expense	21,885	3.48%	17,300	2.96%
Net interest income	$17,119		$16,639
Interest rate spread		1.80%		1.93%
Net interest margin		2.32%		2.40%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2024 compared to 2023. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the nine months ended September 30, 2024 compared to 2023
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(98)	$(18)	$6	$(110)
Investment securities	(399)	301	(8)	(106)
Loans held for sale	—	—	—	—
Loans	7,742	8,256	807	16,805
Change in interest income	7,245	8,539	805	16,589
Interest expense
Deposits	2,606	13,304	818	16,728
Other borrowings	800	1,304	647	2,751
Change in interest expense	3,406	14,608	1,465	19,479
Change in net interest income	$3,839	$(6,069)	$(660)	$(2,890)
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2024 compared to 2023
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(134)	$(58)	$37	$(155)
Investment securities	(32)	44	—	12
Loans held for sale	—	—	—	—
Loans	2,725	2,266	217	5,208
Change in interest income	2,559	2,252	254	5,065
Interest expense
Deposits	645	2,390	91	3,126
Other borrowings	323	555	581	1,459
Change in interest expense	968	2,945	672	4,585
Change in net interest income	$1,591	$(693)	$(418)	$480

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2024 and 2023:

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Assets
Cash and cash equivalents	$24,797	$25,355	$26,371	$29,993
Interest-bearing deposits in other banks	5,102	7,567	5,568	15,241
Securities available for sale (includes tax exempt securities of $36,473 and $36,623 at September 30, 2024 and 2023, respectively)	274,732	281,935	278,609	273,930
Securities to be held to maturity, net of ACL (included tax exempt securities of $252,516 and $256,464 at September 30, 2024 and 2023, respectively)	379,438	390,828	377,361	388,623
Restricted equity securities, at cost	6,221	4,778	6,829	4,243
Loans held for sale	26	45	37	65
Loans	2,212,019	2,015,081	2,271,637	2,073,265
Allowance for credit losses	(24,458)	(21,478)	(24,808)	(23,688)
Net loans	2,187,561	1,993,603	2,246,829	2,049,577
Accrued interest receivable	15,588	13,223	15,864	13,419
Premises and equipment	28,245	28,109	27,795	28,004
Other real estate owned	71	8	200	19
Goodwill	30,646	30,646	30,646	30,646
Other assets	64,618	63,811	63,827	65,982
Total Assets	$3,017,045	$2,839,908	$3,079,936	$2,899,742
Liabilities & Shareholders' Equity
Demand deposits	$274,854	$301,738	$294,424	$316,488
NOW deposits	617,644	618,445	610,394	620,135
Money market deposits	317,397	208,697	325,757	240,874
Savings deposits	277,247	339,078	269,561	324,384
Certificates of deposit	1,087,513	1,000,370	1,109,018	1,044,609
Total deposits	2,574,655	2,468,328	2,609,154	2,546,490
Borrowed funds – short term	72,679	112,080	94,274	92,461
Borrowed funds – long term	95,000	—	95,000	—
Dividends payable	922	892	959	928
Other liabilities	26,326	23,776	26,638	25,839
Total Liabilities	2,769,582	2,605,076	2,826,025	2,665,718
Shareholders' Equity:
Common stock	111	111	111	111
Additional paid-in capital	70,656	68,975	71,088	69,381
Retained earnings	217,930	208,884	220,379	210,148
Net unrealized loss on securities available for sale	(42,077)	(43,293)	(38,330)	(46,732)
Net unrealized loss on securities transferred from available for sale to held to maturity	(52)	(60)	(50)	(58)
Net unrealized gain (loss) on cash flow hedging derivative instruments	592	(58)	410	901
Net unrealized gain on postretirement benefit costs	303	273	303	273
Total Shareholders' Equity	247,463	234,832	253,911	234,024
Total Liabilities & Shareholders' Equity	$3,017,045	$2,839,908	$3,079,936	$2,899,742

Non-Interest Income
Non-interest income of $11.9 million for the nine months ended September 30, 2024 is an increase of $589,000 compared to the same period in 2023. Service charges on deposit accounts were up $153,000, or 10.9%, debit card revenue was up $41,000, or 1.1%, and revenue at First National Wealth Management increased $174,000 or 5.0%. Over the same period, Mortgage banking revenue was down $99,000, or 16.2%; the decrease is attributable to a year-to-year decrease in mortgage origination activity and marks against mortgage servicing rights. Non-interest income of $4.1 million for the quarter ended September 30, 2024 is an increase of $231,000 compared to the same period in 2023, due primarily to a 21.6% increase in other operating income, coupled with increases in investment management fees and service charges consistent with year-to-date performance.

Non-Interest Expense
Non-interest expense of $35.0 million for the nine months ended September 30, 2024 is an increase of 7.5% or $2.4 million compared to non-interest expense of $32.6 million for the same period in 2023. Salaries and employee benefits increased $1.3 million or 8.2%, furniture and equipment expense was up $173,000 or 4.3% on higher software costs, and and other operating expense increased $548,000 or 6.7%. FDIC insurance premiums increased by $333,000 due to a change in base assessment rate which became effective in the second quarter of 2023 and balance sheet expansion. Non-interest expense of $12.0 million for the quarter ended September 30, 2024 is increase of 9.0% compared to non-interest expense of $11.0 million for the same period in 2023 due to the reasons mentioned.

Income Taxes
Income taxes on operating earnings were $4.1 million for the nine months ended September 30, 2024, down $632,000 from the same period in 2023.

Investments
The carrying value of the Company's investment portfolio decreased by $1.6 million between December 31, 2023 and September 30, 2024 from $670.7 million to $669.1 million. The change in value of the portfolio is attributable to a combination of incoming cash flow from amortizing investments, limited re-investment or new purchases, and the effects of interest rate movement on the fair value of AFS holdings. As of September 30, 2024, mortgage-backed securities had a carrying value of $280.7 million and a fair value of $271.5 million. Of this total, securities with a fair value of $74.8 million or 28.7% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $185.7 million or 71.3% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $49,000 at September 30, 2024. This compares to $56,000 and $58,000, net of taxes, at December 31, 2023 and September 30, 2023, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2024 and 2023 and December 31, 2023.

Dollars in thousands	September 30, 2024	December 31, 2023	September 30, 2023
Securities available for sale
U.S. Treasury & Agency securities	$20,735	$19,830	$38,252
Mortgage-backed securities	227,374	224,597	212,846
State and political subdivisions	34,608	34,645	30,780
Asset-backed securities	2,304	2,981	3,094
	$285,021	$282,053	$284,972
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100	$40,100	$40,100
Mortgage-backed securities	53,373	56,401	57,224
State and political subdivisions	252,636	254,418	255,732
Corporate securities	33,750	34,750	34,750
	$377,859	$385,669	$387,806
Less allowance for credit losses	(224)	(434)	(432)
Net securities to be held to maturity	$377,635	$385,235	$387,374
Restricted equity securities
Federal Home Loan Bank Stock	$5,383	$2,348	$2,823
Federal Reserve Bank Stock	1,037	1,037	1,037
	$6,420	$3,385	$3,860
Total securities	$669,076	$670,673	$676,206
The Company adopted ASC 326, the CECL standard in 2023. In conjunction with adoption, holdings of AFS Securities and HTM securities were evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $224,000 as of September 30, 2024, $434,000 as of December 31, 2023 and $432,000 September 30, 2023. Further details are included in Note 2 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2024. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$2,949	1.83%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	8,445	1.17%	11,500	1.11%
Due after 10 years	9,341	2.00%	26,600	1.67%
Total	20,735	1.64%	38,100	1.50%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	132	3.25%	7	6.87%
Due in 5 to 10 years	9,400	3.49%	3,838	4.75%
Due after 10 years	217,842	2.56%	49,528	1.57%
Total	227,374	2.60%	53,373	1.80%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	2,342	5.48%
Due in 1 to 5 years	270	5.06%	12,822	3.53%
Due in 5 to 10 years	7,406	2.49%	61,996	3.43%
Due after 10 years	26,932	3.35%	175,476	2.49%
Total	34,608	3.18%	252,636	2.80%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	2,304	6.65%	—	0.00%
Total	2,304	6.65%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	7,250	4.52%
Due in 5 to 10 years	—	0.00%	26,500	5.06%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	33,750	4.95%
	$285,021	2.63%	$377,859	2.72%

AFS Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain AFS securities where the amortized cost of which exceeds fair value, which at September 30, 2024 amounted to $44.0 million, or 13.40% of the amortized cost of the total securities portfolio. At December 31, 2023, this amount was $50.4 million, or 15.18% of the amortized cost of total securities portfolio.
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
As of September 30, 2024, the Company had AFS debt securities in an unrealized loss position with a fair value of $253.8 million and unrealized losses of $44.0 million, as identified in the table below. AFS Securities in a continuous unrealized loss position more than twelve months amounted to a fair value of $249.0 million as of September 30, 2024, compared with $257.7 million at December 31, 2023. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at September 30, 2024:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$20,735	$(5,305)	$20,735	$(5,305)
Mortgage-backed securities	4,762	(43)	199,001	(33,000)	203,763	(33,043)
State and political subdivisions	—	—	29,256	(5,688)	29,256	(5,688)
	$4,762	$(43)	$248,992	$(43,993)	$253,754	$(44,036)

For AFS securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of September 30, 2024, there were $5.3 million of unrealized losses on these securities compared to $6.2 million at December 31, 2023. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.
AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2024, there were $33.0 million of unrealized losses on these securities compared with $38.5 million at December 31, 2023. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2024 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
AFS Obligations of state and political subdivisions. As of September 30, 2024, there were $5.7 million of unrealized losses on these securities compared to $5.7 million at December 31, 2023. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At September 30, 2024, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2024 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with general market conditions. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.
AFS Asset-backed securities. As of September 30, 2024, there was no unrealized loss on these securities compared to $9,000 at December 31, 2023. These securities consist of U.S. Government backed student loans along with other credit enhancements.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of September 30, 2024, the Bank's investment in FHLBB stock totaled $5.4 million. This compares to $2.3 million as of December 31, 2023 and $2.8 million as of September 30, 2023. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through September 30, 2024.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at September 30, 2024 and 2023, and December 31, 2023.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through September 30, 2024. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. There were no loans held for sale as of September 30, 2024 and 2023 and December 31, 2023.

Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first nine months of 2024, with total loans at $2.31 billion at September 30, 2024, up $177.8 million or 8.3% from total loans of $2.13 billion at December 31, 2023. Commercial loans increased $127.4 million or 10.2% between December 31, 2023 and September 30, 2024, municipal loans increased $11.5 million or 22.4%, residential term loans increased $23.2 million, residential construction increased $2.3 million, and home equity lines of credit increased $13.0 million.
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

The following table summarizes the loan portfolio, by class, at September 30, 2024 and 2023 and December 31, 2023.

Dollars in thousands	September 30, 2024		December 31, 2023		September 30, 2023
Commercial
Real estate owner occupied	$348,287	15.1%	$314,819	14.8%	$299,943	14.4%
Real estate non-owner occupied	408,361	17.7%	390,167	18.3%	393,531	18.9%
Construction	87,992	3.8%	88,673	4.2%	72,424	3.5%
C&I	368,415	16.0%	315,026	14.8%	306,583	14.7%
Multifamily	110,472	4.8%	93,476	4.4%	91,041	4.4%
Agriculture	51,274	2.2%	45,230	2.1%	47,506	2.3%
Municipal	62,944	2.7%	51,423	2.4%	58,447	2.8%
Residential
Term	698,068	30.2%	674,855	31.7%	660,049	31.8%
Construction	34,628	1.5%	32,358	1.5%	28,986	1.4%
Home Equity
Revolving and term	117,028	5.1%	104,026	4.9%	101,980	4.9%
Consumer	19,784	0.9%	19,401	0.9%	19,370	0.9%
Total loans	$2,307,253	100.0%	$2,129,454	100.0%	$2,079,860	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2024.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$210	$46,629	$32,129	$269,319	$348,287
Real estate non-owner occupied	—	36,496	58,138	313,727	408,361
Construction	—	21,653	3,287	63,052	87,992
C&I	4,761	216,550	58,326	88,778	368,415
Multifamily	—	14,747	357	95,368	110,472
Agriculture	405	10,767	12,816	27,286	51,274
Municipal	3,057	23,567	14,209	22,111	62,944
Residential
Term	1	18,236	32,909	646,922	698,068
Construction	176	3,203	156	31,093	34,628
Home Equity
Revolving and term	803	8,652	6,214	101,359	117,028
Consumer	5,474	7,926	2,238	4,146	19,784
Total loans	$14,887	$408,426	$220,779	$1,663,161	$2,307,253

The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2024.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$41,825	1.8%	$306,462	13.3%	$348,287	15.1%
Real estate non-owner occupied	106,891	4.6%	301,470	13.1%	408,361	17.7%
Construction	29,508	1.3%	58,484	2.5%	87,992	3.8%
C&I	147,868	6.4%	220,547	9.6%	368,415	16.0%
Multifamily	9,128	0.4%	101,344	4.4%	110,472	4.8%
Agriculture	8,597	0.4%	42,677	1.8%	51,274	2.2%
Municipal	62,719	2.7%	225	0.0%	62,944	2.7%
Residential
Term	466,768	20.2%	231,300	10.0%	698,068	30.2%
Construction	13,549	0.6%	21,079	0.9%	34,628	1.5%
Home Equity
Revolving and Term	18,450	0.8%	98,578	4.3%	117,028	5.1%
Consumer	13,953	0.6%	5,831	0.3%	19,784	0.9%
Total loans	$919,256	39.8%	$1,387,997	60.2%	$2,307,253	100.0%

Loan Concentrations
As of September 30, 2024, the Bank had two concentration of loans in two particular industries that exceeded 10% of its total loan portfolio: (1) loans to hotels (except Casino hotels) and motels, totaling $255.5 million, or 11.07% of total loans; and (2) loans to lessors of residential buildings and dwellings, totaling $243.6 million, or 10.56% of total loans. This compares to one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio, hotels (except Casino hotels) and motels, totaling $226.4 million, or 10.88% of total loans, as of September 30, 2023.

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
The ACL includes reserve amounts assigned to IAL. This includes loans with balances of $250,000 or more that have either been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2024, IAL with specific reserves totaled $592,000 and the amount of such reserves was $245,000. This compares to IAL with specific reserves of $919,000 at December 31, 2023 and the amount of such reserves was $264,000.
The total ACL on loans at September 30, 2024 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which management believes are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.
The following table summarizes the allocation of allowance by loan class as of September 30, 2024 and 2023 and December 31, 2023. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2024		December 31, 2023		September 30, 2023
Commercial
Real estate owner occupied	$5,119	15.1%	$4,633	14.8%	$4,511	14.4%
Real estate non-owner occupied	4,971	17.7%	4,285	18.5%	4,429	19.1%
Construction	807	3.8%	1,978	4.2%	1,602	3.5%
C&I	4,662	16.0%	5,001	16.8%	4,797	16.9%
Multifamily	1,262	4.8%	1,318	4.4%	1,277	4.4%
Agriculture	613	2.2%	—	—%	—	—%
Municipal	266	2.7%	334	2.4%	376	2.8%
Residential
Term	5,051	30.2%	4,991	31.6%	4,886	31.7%
Construction	425	1.5%	618	1.5%	576	1.4%
Home Equity
Revolving and term	663	5.1%	626	4.9%	617	4.9%
Consumer	160	0.9%	246	0.9%	251	0.9%
Total	$23,999	100.0%	$24,030	100.0%	$23,322	100.0%
The ACL totaled $24.0 million at September 30, 2024, compared to $24.0 million as of December 31, 2023 and $23.3 million as of September 30, 2023.

A breakdown of the ACL on loans as of September 30, 2024, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,484	$635	$5,119
Real estate non-owner occupied	—	4,387	584	4,971
Construction	—	762	45	807
C&I	223	3,872	567	4,662
Multifamily	—	1,129	133	1,262
Agriculture	—	462	151	613
Municipal	—	35	231	266
Residential
Term	22	4,593	436	5,051
Construction	—	411	14	425
Home Equity
Revolving and term	—	584	79	663
Consumer	—	151	9	160
	$245	$20,870	$2,884	$23,999
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $58,000 for the first nine months of 2024 and $419,000 the first nine months of 2023. Net charge-offs were $89,000 in the first nine months of 2024, compared to net charge-offs of $30,000 in the first nine months of 2023. The ACL as a percentage of outstanding loans was 1.04% as of September 30, 2024, down from 1.13% as of December 31, 2023, and down from 1.12% as of September 30, 2023.

The following table summarizes the activities in the ACL for the nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023:

Dollars in thousands	September 30, 2024	December 31, 2023	September 30, 2023
Balance at the beginning of period	$24,030	$16,723	$16,723
Loans charged off:
Commercial
Real estate owner occupied	—	40	40
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	88	153	16
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	36	—	—
Construction	—	—	—
Home Equity
Revolving and term	7	50	—
Consumer	210	194	152
Total	341	437	208
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	100	2	2
Real estate non-owner occupied	—	75	75
Construction	—	—	—
C&I	24	3	3
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	30	14	10
Construction	—	—	—
Home Equity
Revolving and term	21	13	10
Consumer	77	97	78
Total	252	204	178
Net loans charged off	89	233	30
Credit loss expense	58	1,330	419
Adoption of ASU No. 2016-13	—	6,210	6,210
Balance at end of period	$23,999	$24,030	$23,322
Ratio of net loans charged off to average loans outstanding[1]	0.005%	0.011%	0.002%
Ratio of allowance for credit losses to total loans outstanding	1.04%	1.13%	1.12%
1 Annualized using a 366-day basis in 2024 and a 365-day basis in 2023.

ACL for Unfunded Commitments
The Bank's modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $768,000 as of September 30, 2024.
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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.11% at September 30, 2024 compared to 0.10% at December 31, 2023 and 0.12% at September 30, 2023. The following table shows the distribution of nonperforming loans by class as of September 30, 2024 and 2023 and December 31, 2023:

Dollars in thousands	September 30, 2024	December 31, 2023	September 30, 2023
Commercial
Real estate owner occupied	$367	$—	$—
Real estate non-owner occupied	—	—	—
Construction	19	29	29
C&I	129	538	714
Multifamily	—	—	—
Agriculture	31	—	—
Municipal	—	—	—
Residential
Term	1,686	1,315	1,320
Construction	—	—	—
Home Equity
Revolving and term	265	296	490
Consumer	—	—	—
Total nonperforming loans	$2,497	$2,178	$2,553
Allowance for credit losses on loans as a percentage of nonperforming loans	961.1%	1103.3%	913.5%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2024, loans 90 days or more day past due and still accruing interest totaled $405,000, compared to $429,000 at December 31, 2023 and $11,000 at September 30, 2023.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the accompanying financial statements.

Past Due Loans
The Bank's overall loan delinquency ratio was 0.14% at September 30, 2024 compared to 0.18% at December 31, 2023 and 0.10% at September 30, 2023. Loans 90 days delinquent and accruing decreased from $429,000 at December 31, 2023 to $405,000 as of September 30, 2024. The following table sets forth loan delinquencies as of September 30, 2024 and 2023 and December 31, 2023:

Dollars in thousands	September 30, 2024	December 31, 2023	September 30, 2023
Commercial
Real estate owner occupied	$162	$—	$—
Real estate non-owner occupied	—	—	—
Construction	—	17	15
C&I	1,070	869	670
Multifamily	—	—	—
Agriculture	210	—	—
Municipal	—	31	—
Residential
Term	736	1,800	723
Construction	—	—	62
Home Equity
Revolving and term	512	616	258
Consumer	617	555	260
Total	$3,307	$3,888	$1,988
Loans 30-89 days past due to total loans	0.104%	0.139%	0.048%
Loans 90+ days past due and accruing to total loans	0.018%	0.020%	0.001%
Loans 90+ days past due on non-accrual to total loans	0.022%	0.024%	0.047%
Total past due loans to total loans	0.143%	0.183%	0.096%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2024, there were nine potential problem loans reported with a balance of $303,000 or 0.01% of total loans. This compares to three potential problem loans with a balance of $180,000 or 0.01% of total loans at December 31, 2023.
As of September 30, 2024, there were two residential loans in the process of foreclosure totaling $127,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of September 30, 2024, there were no commercial loans in the process of foreclosure. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At September 30, 2024 there was one property owned with an OREO balance of $173,000, net of an allowance for OREO losses of $35,000. This compares to December 31, 2023, and September 30, 2023, when there were no OREO properties and no allowance for losses. The table below presents the composition of OREO at September 30, 2024 and 2023, and December 31, 2023:

Dollars in thousands	September 30, 2024	December 31, 2023	September 30, 2023
Carrying Value
Residential
Term	$208	$—	$—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	208	—	—
Related Allowance
Residential
Term	35	—	—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	35	—	—
Net Value
Residential
Term	173	—	—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	$173	$—	$—

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 85.3% of total average assets in the first nine months of 2024, down slightly from 86.9% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In

Management's estimation, risks are concentrated amongst several major categories: runoff of in-market deposit balances, an inability to renew wholesale sources of funding, and materially increased utilization of available credit lines by borrowers. Of these, potential runoff of deposit balances would have the most significant impact on contingent liquidity. The modeling attempts to quantify deposits at risk over selected time horizons. In addition to these outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. Stress testing analysis of liquidity resources under various scenarios is conducted no less than quarterly and results are reported to the ALCO. Borrowings supplement deposits as a source of liquidity; The Company's borrowings typically consist of customer repurchase agreements and FHLBB advances. The Bank tests its borrowing capacity with the FRBB, the FHLBB and Fed Funds lines with other correspondents no less than annually; each has been tested within the past five months.
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of September 30, 2024, the Bank had primary sources of contingent liquidity of $886.0 million or 28.5% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $266 million in borrowing capacity at FRBB under the FRBB's Borrower in Custody program as well as securities available as collateral, $101.0 million in credit lines with correspondent banks, and $155.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.408 billion or 45.3% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the nine-months periods ended September 30, 2024 and 2023 the Bank declared dividends to the Company of $11.9 million and $11.0 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholder's Equity below.
Deposits
During the first nine months of 2024, total deposits increased by $103.1 million or 4.0% from December 31, 2023 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $9.8 million or 0.8% in the first nine months of 2024. Money market deposits increased $38.2 million or 12.5%, and certificates of deposit increased $55.1 million or 5.1% as depositors shifted balances to higher cost product types and brokered certificates of deposit were issued to support earning asset growth. The increase in total deposits for the period was consistent with Management's estimates based upon historical seasonal deposit behaviors.
Between September 30, 2023 and September 30, 2024, total deposits increased by $102.8 million or 4.0%. Low-cost deposits decreased by $86.4 million or 6.5%, money market accounts increased $73.0 million or 26.9%, and certificates of deposit increased $116.2 million or 11.5%.
Estimated uninsured deposits totaled $470.9 million or 17.4% of total deposits as of September 30, 2024, and $407.4 million or 15.7% of total deposits as of December 31, 2023. The company has pledged assets as collateral covering certain deposits; these amounts were $344.3 million and $340.5 million as of September 30, 2024 and December 31, 2023, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and customer repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2024, borrowed funds increased $81.4 million. This change consisted of a $95.0 million increase in long-term FHLBB advances, a $6.5 million increase in customer repurchase agreement balances, and a $20.1 million decrease in short-term advances from the FHLBB. Between September 30, 2023 and September 30, 2024, borrowed funds increased by $68.0 million.

Capital Resources
Shareholders' equity as of September 30, 2024 was $256.8 million, compared to $243.1 million as of December 31, 2023 and $226.7 million as of September 30, 2023. The Company's earnings in the first nine months of 2024, net of dividends declared, added $7.8 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $34.4 million as of September 30, 2024 and was $39.6 million as of December 31, 2023. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the AFS Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.36 per share was declared in the third quarter of 2024. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 59.81% for the first nine months of 2024 compared to 50.00% for the same period in 2023. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2024 is this year's net income plus $41.5 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on AFS securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. The Company met each of the well-capitalized ratio guidelines at September 30, 2024.

The following tables indicate the capital ratios for the Bank and the Company at September 30, 2024 and December 31, 2023:

As of September 30, 2024	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.39%	11.91%	11.91%	13.06%
Company	8.53%	11.97%	11.97%	13.11%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2023	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.43%	12.37%	12.37%	13.62%
Company	8.61%	12.42%	12.42%	13.66%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

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

At September 30, 2024, the Bank had one outstanding off-balance sheet, derivative instrument, designated as a cash flow hedge and four off-balance sheet, derivative instruments, designated as fair value hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $75.0 million and $150.0 million, respectively, and an unrealized loss of $2.1 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30, 2024, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of September 30, 2024, the Bank had eight loan swap agreements in place with a total notional value of $85.3 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2024:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$151,027	$56,027	$70,000	$25,000	$—
Operating leases	688	104	145	57	382
Certificates of deposit	1,125,326	669,485	373,863	81,978	—
Total	$1,277,041	$725,616	$444,008	$107,035	$382
Total loan commitments and unused lines of credit	$297,906	$297,906	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2024 was (14.30)% of total assets compared to (11.54)% of total assets at December 31, 2023. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2024, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$44,864	$44,550	$160,186	$413,056
Restricted stock, at cost	5,383	—	—	1,037
Loans held for sale	—	—	—	—
Loans	597,321	362,949	1,060,330	286,652
Other interest-earning assets	27,194	—	—	—
Non-rate-sensitive assets	37,381	—	—	101,660
Total assets	712,143	407,499	1,220,516	802,405
Interest-bearing deposits	1,122,333	386,643	458,265	479,548
Borrowed funds	—	60,000	35,000	—
Non-rate-sensitive liabilities and equity	—	—	—	600,774
Total liabilities and equity	1,122,333	446,643	493,265	1,080,322
Period gap	$(410,190)	$(39,144)	$727,251	$(277,917)
Percent of total assets	(13.05)%	(1.25)%	23.14%	(8.84)%
Cumulative gap (current)	$(410,190)	$(449,334)	$277,917	$—
Percent of total assets	(13.05)%	(14.30)%	8.84%	—%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short-

term rates gradually increase by two percentage points. The Company's modeling as of September 30, 2024 projects net interest income would increase by approximately 2.6% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.6% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 4.5% if rates rise gradually by two percentage points over the next year. Each scenario is within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 20.4% in the two percentage point falling-rate scenario, and higher by 19.1% in the one percentage point falling rate scenario; net interest income would be higher than that earned in a stable rate environment by 4.0% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2024 and December 31, 2023 is presented in the following table:

Changes in Net Interest Income	September 30, 2024	December 31, 2023
Year 1
Projected change if rates decrease by 1.0%	1.6%	2.0%
Projected change if rates decrease by 2.0%	2.6%	3.7%
Projected change if rates increase by 2.0%	(4.5)%	(6.0)%
Year 2
Projected change if rates decrease by 1.0%	19.1%	20.8%
Projected change if rates decrease by 2.0%	20.4%	23.8%
Projected change if rates increase by 2.0%	4.0%	0.7%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2024, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2024, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2024, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2024:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2024	8,031	$26.39	—	—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	—	—	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
July 2024	—	—	—	—
August 2024	—	—	—	—
September 2024	—	—	—	—
	8,031	$26.39		—

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

Date: November 8, 2024

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: November 8, 2024