Form 10-K
period 2024-12-31
First Bancorp, Inc /ME/
filed 2025-03-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2024

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
Common Stock: $263,926,859

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2025
Common Stock: 11,195,768 shares

Documents Incorporated By Reference:
Proxy Statement for the Annual Meeting of Shareholders
to be held on April 30, 2025

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
As of December 31, 2024, the Company's securities consisted of one class of common stock. At that date, there were 11,155,528 shares of common stock outstanding.
The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank's capital stock consists of one class of common stock, of which 290,069 shares, par value $2.50 per share, are issued and outstanding. All of the Bank's common stock is owned by the Company.

First National Bank: The Bank emphasizes personal service, and its customers are primarily small businesses and individuals to whom the Bank offers a wide variety of services, including deposit accounts and consumer, commercial and mortgage loans. The Bank continually evolves its processes and adapts to new technologies. Recent investments include areas such as mobile & digital banking, commercial loan origination, and document imaging. The banking business in the Bank's Mid-Coast and Eastern Maine market area is subject to modest seasonal fluctuations typically consisting of lower deposits in the winter and spring and higher deposits in the summer and fall. This fluctuation is predictable and has not had a materially adverse effect on the Bank.
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

The First Bancorp - 2024 Form 10-K - Page 1

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

Human Capital

At December 31, 2024, the Company had 284 employees and full-time equivalency of 282 employees. Most employees live and work in the State of Maine, with a limited number of employees working remotely outside of Maine.
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
Diversity and Inclusion: The Company believes that our people are our most valuable asset. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and the Company's achievement as well. We are committed to fostering, cultivating, and preserving a culture of diversity, equity and inclusion, reflective of our market area, both in our employee base and on our Board of Directors. Valuing diversity and inclusiveness enables us to achieve our corporate mission and creates value for our customers, employees, business partners and shareholders.

Discrimination on the grounds of race, color, religion, sex, sexual orientation, gender identity, age, national origin, physical or mental disability, veteran status, or other legally protected status is prohibited. This policy of non-discrimination applies to all terms, conditions and privileges of employment including, but not limited to, hiring, employment training, placement, employee development, promotion, transfer, compensation and benefits. This policy also applies to such areas as educational assistance, employee layoff and recall, social and recreational programs, employee facilities and employee termination.

The Bank has in place a written Affirmative Action program to achieve full utilization of minorities, individuals with disabilities, and women at all levels of employment and in all segments of the work force. Through the ongoing development of this plan, we not only comply with appropriate government regulations but also strive to make the best personnel decisions for our Company and our communities.

The First Bancorp - 2024 Form 10-K - Page 2

Professional Development: Employee development is emphasized and extensive training and development opportunities are provided. Opportunities made available to employees may include participation in industry seminars, industry certificate programs, and advanced industry education at regional or national banking schools. The Company has also developed an in- house program targeted to the development of future leaders. Managers conduct periodic coaching meetings with all employees to review progress towards annual goals, and identify areas of opportunity or performance improvement. Formal performance evaluations are conducted semi-annually. Our Education & Training department includes a Development Associate position whose role is to ensure all employees are provided with development plans that meet their current and future career needs.

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
Because we are a financial holding company, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (the "CRA"), of less than satisfactory, the Bank and/or the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. On October 24, 2023 the OCC, the FRB, and the FDIC issued a joint final rule to strengthen and modernize regulations implementing the CRA which had last had major revisions in 1995. The final rule became effective on April 1, 2024, but has been paused subject to a court ordered injunction, and most provisions of the rule

The First Bancorp - 2024 Form 10-K - Page 3

will not become applicable until after January 1, 2026, pending the outcome of litigation on the final rule. The Bank is actively reviewing the final rule in anticipation of the compliance date. In addition, if the FRB finds that the Bank is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
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

Risk-Based Capital Requirements: OCC regulations also require national banks to maintain minimum capital levels as a percentage of a bank's risk-adjusted assets. A bank's qualifying total capital ("Total Capital") for this purpose may include two

The First Bancorp - 2024 Form 10-K - Page 4

components: "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital; Tier 1 Capital is further broken down in the Capital Rules to Common Equity Tier 1 ("CET1") and Additional Tier 1 Capital ("AT1"). Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Neither the Company nor the Bank carries any capital items that would be considered AT1, thus CET1 and Tier 1 Capital for the Company and the Bank are equal. Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for credit losses, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.
The risk-based capital rules assign the majority of a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, as applicable. A small amount of assets and off-balance sheet obligations are assigned a risk weight above 100%. Applying these risk-weights to each category of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Weighted Assets ("RWAs") for purposes of the risk-based capital requirements. RWAs for institutions such as the Bank will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans, many of its investment securities have a low risk weighting and there is a relatively small volume of off-balance sheet obligations.
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
Additionally, the Capital Rules require an institution to establish a capital conservation buffer of CET1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total RWAs, resulting in a requirement for the Company and the Bank effectively to maintain CET1, Tier 1 and total capital ratios of 7%, 8.5% and 10.5%, respectively. Banking institutions with a ratio of CET1 capital to RWA above the minimum requirement but below the capital conservation buffer face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).
On December 31, 2024, the Company's consolidated Total Capital Ratio was 13.22%, its CET1 and Tier 1 ratios were 12.04%, and its Leverage Capital Ratio was 8.47%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

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

The First Bancorp - 2024 Form 10-K - Page 5

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

Cyber-Security Incident Disclosure: In November 2021, the U.S. bank regulatory agencies adopted a joint final rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, bank holding companies and national banks, such as the Company and the Bank, are required to notify the FRB or OCC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, or jeopardize the viability of key operations of the banking organization. In July 2023, the SEC adopted a final rule requiring registrants like the Company to disclose material cybersecurity incidents they experience via a Current Report on Form 8-K. Disclosure is required within four business days of a cybersecurity incident being determined to be material. For additional information, see Item 1C. "Cybersecurity" for a discussion of our cybersecurity risk management and strategy and oversight of risks from cybersecurity threats.

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

The First Bancorp - 2024 Form 10-K - Page 6

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

The First Bancorp - 2024 Form 10-K - Page 7

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

The First Bancorp - 2024 Form 10-K - Page 8

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
Our commercial, commercial real estate, and commercial construction loans at December 31, 2024 and 2023 were $970.9 million and $887.1 million, or 41.5% and 41.7% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other types of loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration or a high growth rate of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and appropriate loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, the potential illiquidity of the real estate collateral securing such losses, and the increased difficulty of evaluating and monitoring these types of loans.
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

The First Bancorp - 2024 Form 10-K - Page 9

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

The First Bancorp - 2024 Form 10-K - Page 10

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
Volatile market conditions may detrimentally affect the value of securities held in our portfolio due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise, extending the average life of the bonds. As of December 31, 2024, we had $274.7 million and $369.9 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, rising interest rates, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
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

The First Bancorp - 2024 Form 10-K - Page 11

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
Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. Changes in key personnel may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. The current employment landscape includes a low national and local unemployment rate, continued upward wage pressures, and for some positions increased workplace flexibility brought about by remote work options. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at increased rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a material adverse effect on us. Although we have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse effect on us because of the loss of the employee's skills, knowledge of our market, and years of industry experience, and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.
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

The First Bancorp - 2024 Form 10-K - Page 12

We continually encounter technological change that may be difficult (costly) to keep up with.
The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry, and increased costs due to efforts to keep pace with change, could have a material adverse effect on us. To date, there has been no material adverse effect on our business or operations due to failure of keeping pace with technological change. As a result of recent innovations related to artificial intelligence ("AI"), the Bank has created a task force to analyze current and future use cases for AI to ensure it is used effectively and securely.
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

We also have risk related to data or security breaches affecting other companies. Under Federal banking regulations, if a consumer’s debit card is compromised, the liability for unauthorized transactions falls primarily on the issuing financial institution, not on the consumer or the company which experienced the data or security breach. Since the introduction of EMV

The First Bancorp - 2024 Form 10-K - Page 13

or Chip cards, we have had the ability to charge back fraudulent transactions to the acquiring merchant if that merchant does not have an EMV capable terminal.  In the normal course of business the Bank issues EMV/Chip debit cards to its customers to keep this risk as low as possible.  Since most terminals are now EMV compliant, we have added processing rules to reject any transactions presented on our customers' cards with only magnetic stripe (fall back) data.
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

The First Bancorp - 2024 Form 10-K - Page 14

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
The onset of COVID-19 in the United States in early 2020 quickly plunged the US economy into its first recession since the Great Recession of 2008-2009. Unprecedented levels of monetary stimulus from the Federal Reserve and fiscal stimulus from the Federal government were enacted ultimately leading to levels of inflationary pressure not seen in the US economy since the 1980's. In response the Federal Reserve enacted a series of interest rate increases and other actions designed to slow the economy and rein in inflation, which have been largely successful but have yet to reach the stated price change target. Despite the FOMC reversing course and lowering interest rates in the second half of 2024, risk of sustained economic slowdown or recession remains if interest rates remain elevated for too long, or if inflation is re-kindled necessitating another round of rate increases. Future disruptions, pandemic or otherwise, particularly those that impact the State of Maine's tourism and hospitality industries, or have negative events in the financial markets, that cause adverse changes in payment patterns, leading to increases in delinquencies and default rates, may impact our charge-offs and provision for credit losses. As the severity level of any disruption increases, it is more likely to exacerbate the adverse effects of difficult market conditions on us and others in the financial services industry.
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
Bank holding companies and nationally chartered banks operate in a highly regulated environment and are subject to supervision and examination by various regulatory agencies. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the required level of reserves against deposits; and restrictions on dividend payments. These and other restrictions limit the manner in which we may conduct our business and obtain financing. If we fail to meet minimum regulatory capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of "well-capitalized" under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position, or could cause our regulators to take corrective or other supervisory action. The new administration elected to the lead the executive branch of the federal government could seek to make changes in the regulatory framework which may or may not be beneficial to the Company.

The First Bancorp - 2024 Form 10-K - Page 15

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
In June 2013 the Federal Reserve Board finalized rules that substantially amended the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Phase-in of the rules started in 2015 and was completed in 2019. The Company and Bank complied with the fully phased requirements well in advance of the completion date and continued to do so as of December 31, 2024.
In July 2023 US bank regulators jointly published proposed rulemaking for Basel III Finalization, also referred to as Basel III Endgame or B3E. The proposal significantly alters the regulatory capital regime for US banks, generally increasing required capital levels for banks with $100 billion or more in assets, however, the proposal is expected to be abandoned or substantially altered by the new executive branch leadership . If implemented in its current form, B3E could have unintended consequences on regional and community banks whose total assets are below threshold, such as the Bank, and result in lower returns on equity, require additional capital, limit lending activities, or limit distributions such as dividends.
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
Although our common stock is traded on the NASDAQ Global Select market and is part of the Russell 2000 Index, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2024, the average monthly trading volume of our common stock was 341,788 shares, or approximately 3.07% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
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

The First Bancorp - 2024 Form 10-K - Page 16

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
The stock market over time is has experienced extreme price and volume fluctuations, and industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, actual or anticipated interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.
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
Some investors may consider how corporations, such as the Company, are addressing environmental, social and governance matters, commonly known as "ESG" matters when making investment decisions. Investor advocacy groups, investment funds and influential investors (collectively "influencers") are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Specific examples of matters being evaluated as part of the investment decision or recommendation by certain investors and influencers include the business risks of climate

The First Bancorp - 2024 Form 10-K - Page 17

change and the adequacy of companies’ responses to climate change, diversity of a company's management and/or board of directors, community involvement and charitable giving, and the inclusion of ESG factors in the determination of executive compensation. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine, whether real or perceived, that the Company's ESG actions are not satisfactory. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG related compliance costs could result in increases to our overall operational costs.
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

The Company has programs in place for the ongoing assessment of cybersecurity threats and risks, has data security programs designed to prevent and detect threats, attacks, incursions and breaches, and processes in place for the management, mitigation and remediation of potential, and any actual, cybersecurity and information technology risks and breaches. The Company maintains a robust vendor management program to oversee and identify material risks stemming from third-party service providers. Information technology staff regularly participates in relevant education opportunities and attends industry events that include cybersecurity matters. The Bank is a member of the Financial Services Information Sharing and Analysis Center ("FS-ISAC") and is a participant in the Federal Financial Institutions Examination Council ("FFFIEC") Cybersecurity Assessment Tool ("CAT"). The Bank has plans to move to a new cybersecurity assessment tool in 2025 as the FFIEC is sunsetting the CAT. Information security training is required for all employees no less than annually.

To assist with its information security programs, the Company engages with multiple third-party providers and specialists, including firms with personnel credentialed by internationally recognized organizations such as ISC2, the SANS Institute, and ISACA. Services provided include but are not limited to network evaluations, configuration and vulnerability assessments, penetration testing, and business continuity planning, the results of which are shared with management along with any remediation plans. In addition, an annual information systems and security audit is conducted by the Company's internal audit provider with results reported to the Audit Committee of the Board. Information security matters also fall within the scope of periodic examinations by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

The First Bancorp - 2024 Form 10-K - Page 18

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

Governance: Our Board has overall oversight responsibility with respect to the Company’s approach to risk management, including cybersecurity risks. Although the Board has the ultimate responsibility for risk oversight, operational responsibility for cybersecurity matters is delegated to the Chief Information Officer ("CIO") who oversees all technology needs of the Company, including the assessment and management of material risks from cybersecurity threats. The CIO has over thirty years experience in bank operations including network security and cybersecurity matters. The Bank employs a full-time Cybersecurity Analyst ("CA") who brings over twenty-five years of information technology and network security experience to the role. In addition, we have various management- and Board-level committees that also oversee risk to the extent it relates to the committee’s responsibilities and provides reports to the Board in its respective area of responsibility. Information security matters are a standing topic for the Management-only Technology Steering Committee ("TSC") where membership includes the CIO, CA and other senior level managers, and the Management-Board level Enterprise Risk Management ("ERM") Committee where membership includes the CIO, senior level managers, and a representative from the Board. Minutes from each ERM session are reported to the Audit Committee of the Board, and the CIO provides information security updates at each meeting of the Board.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

The First Bancorp - 2024 Form 10-K - Page 19

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Shares of the Company's common stock trade on NASDAQ under the symbol "FNLC". The last transaction in the Company's stock on NASDAQ during 2024 was on December 31 at $27.35 per share. As of February 20, 2025, there were 2,274 stockholders of record of our common stock. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.

Dividend Policy

The Board declared a quarterly dividend of $0.35 per share on the Company's common stock for the first quarter of the year ended December 31, 2024 and quarterly dividends of $0.36 per share on the Company's common stock for each of the second, third and fourth quarters of the year ended December 31, 2024, resulting in total dividends for the year ended December 31, 2024 of $15.8 million. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis.

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

The Company made the following repurchases of its common stock during the year ended December 31, 2024:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2024	8,031	$26.39	—	—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	—	—	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
July 2024	—	—	—	—
August 2024	—	—	—	—
September 2024	—	—	—	—
October 2024	—	—	—	—
November 2024	—	—	—	—
December 2024	—	—	—	—
	8,031	$26.39	—	—

Unregistered Sales of Equity Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Part III of this Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K.

The First Bancorp - 2024 Form 10-K - Page 20

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

	2019	2020	2021	2022	2023	2024
FNLC	$100.00	$88.44	$114.31	$113.83	$113.17	$116.01
S&P 500	$100.00	$118.39	$152.34	$124.72	$157.47	$196.84
NASD Bank	$100.00	$92.50	$132.19	$107.92	$104.21	$125.55

The First Bancorp - 2024 Form 10-K - Page 21

ITEM 6. No Required Information

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated in the State of Maine on January 15, 1985, and is the parent holding company of the Bank. On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank from The First, N.A.
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
The abbreviations and descriptions identified below are used throughout Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 8 - Financial Statement and Supplementary Data. The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-K.

Abbreviation	Description	Abbreviation	Description
ACL	Allowance for credit losses	GDP	Gross domestic product
AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IAL	Individually Analyzed Loans
ASC	Accounting Standards Codification	IRS	Internal Revenue Service
ASU	Accounting Standards Update	MPF	Mortgage Partnership Finance Program
C&I	Commercial and Industrial	OAEM	Other assets especially mentioned
CDs	Certificates of deposit	OCC	Office of the Comptroller of the Currency
CECL	Current Expected Credit Loss	OCI	Other comprehensive income (loss)
CET1	Common Equity Tier 1	OIS	Overnight Indexed Swap
CLLD	Construction, land, and land development	OREO	Other real estate owned
EPS	Earnings per share	POR	Period of Redemption
FASB	Financial Accounting Standards Board	PSA	Public Securities Association
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FHLBB	Federal Home Loan Bank of Boston	TDR	Troubled debt restructuring
FHLMC	Federal Home Loan Mortgage Corporation	The 2020 Plan	The 2020 Equity Incentive Plan
FNMA	Federal National Mortgage Association	The Bank	First National Bank
FOMC	Federal Open Market Committee	The Company	The First Bancorp, Inc.
FRB	Federal Reserve Board	U.S.	United States of America
FRBB	Federal Reserve Bank of Boston	USD	U.S. Dollar
GAAP	Accounting principles generally accepted in the U.S.

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

The First Bancorp - 2024 Form 10-K - Page 22

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
Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolio, quality trends as measured by key indicators, prior loan loss experience in major portfolio segments, local and national business conditions, economic forecasts, the results of any stress testing undertaken during the period, and Management's estimation of potential losses. Period-to-period changes to any or all of these of these factors could change the level of ACL required, in turn impacting our level of provision expense and ultimately our net income. Similarly, the use of different estimates or assumptions could produce different provisions for credit losses which would likely result in changes to the Company's net income. In the12 months ended December 31, 2024, the ACL-Loans increased by $841,000, the ACL-Off-Balance Commitments decreased by $541,000 and the ACL-HTM Securities decreased by $238,000. Further discussion of the ACL may be found in Note 3, "Investment Securities", Note 5, "Loans" and Note 6, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 8 of the Form 10-K.
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates

The First Bancorp - 2024 Form 10-K - Page 23

carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of December 31, 2024 the fair value of AFS securities decreased by $7.4 million and the fair value of HTM securities decreased by $23.6 million from that of December 31, 2023. These changes are due to a combination of rate-driven market price adjustments for the underlying securities and reinvestment of incoming cash flow to other segments of the balance sheet. Further discussion of the fair value of securities may be found in Note 3, "Investment Securities", to the consolidated financial statements contained in Item 8 of the Form 10-K.
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
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under FASB ASC Topic 350 "Intangibles – Goodwill and Other." In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions. Testing has indicated that no impairment of goodwill has occurred and the value of goodwill as of December 31, 2024 is unchanged from the prior year.
Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized at fair value when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The rights are subsequently carried at the lower of amortized cost or fair value. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed and amount result in lower valuations of mortgage servicing rights. The valuation also includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The fair value of mortgage servicing rights as of December 31, 2024 decreased by $529,000 from that of December 31, 2023 primarily due to loan amortization and payoffs outpacing sales of new loans during the year, and no impairment was recognized as of either date. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Further information may be found in Note 4, "Mortgage Servicing Rights", to the consolidated financial statements contained in Item 8 of the Form 10-K.
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

The First Bancorp - 2024 Form 10-K - Page 24

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

Use of Non-GAAP Financial Measures

Certain information in release Management's Discussion and Analysis of Financial Condition and Results of Operations and
elsewhere in this Report contains financial information determined by methods other than in accordance with GAAP. Management uses these “non-GAAP” measures in its analysis of the Company's performance (including for purposes of determining the compensation of certain executive officers and other Company employees) and believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods and with other financial institutions, as well as demonstrating the effects of significant gains and charges in the current period, in light of the disclosure practices employed by many other publicly-traded financial institutions. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance.
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

	Years ended December 31,
Dollars in thousands	2024	2023
Net interest income as presented	$63,910	$65,207
Effect of tax-exempt income	2,780	2,644
Net interest income, tax equivalent	$66,690	$67,851

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

The First Bancorp - 2024 Form 10-K - Page 25

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	Years ended December 31,
Dollars in thousands	2024	2023
Non-interest expense, as presented	$47,156	$43,758
Net interest income, as presented	63,910	65,207
Effect of tax-exempt income	2,780	2,644
Non-interest income, as presented	16,355	15,437
Effect of non-interest tax-exempt income	185	176
Adjusted net interest income plus non-interest income	$83,230	$83,464
Non-GAAP efficiency ratio	56.66%	52.43%
GAAP efficiency ratio	58.75%	54.26%

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

The following table provides a reconciliation of average tangible common shareholders' equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	Years ended December 31,
Dollars in thousands	2024	2023
Average shareholders' equity as presented	$249,786	$234,480
Less average intangible assets	(30,817)	(30,843)
Average tangible shareholders' common equity	$218,969	$203,637

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	Years ended December 31,
Dollars in thousands	2024	2023
Net income, as presented	$27,045	$29,518
Add: credit loss expense	525	1,184
Add: income taxes expense	5,539	6,184
Pre-tax, pre-provision net income	$33,109	$36,886

Executive Summary

The Company reported net income for the year ended December 31, 2024 of $27.0 million, down $2.5 million or 8.4% from $29.5 million reported for the year ended December 31, 2023. Earnings per common share on a fully diluted basis were $2.43 and $2.66, respectively, for the same periods, down $0.24 or 8.9%.

The change in earnings from year-to-year is largely attributable to the continued impact of higher funding costs upon net interest income, particularly in the first two quarters of 2024. While the FOMC had stopped increasing rates and adopted a hold posture in the third quarter of 2023, short-term interest rates remained elevated and the yield curve inverted well into 2024. With funding costs tightly aligned with short-term rates, the Company's net interest margin continued the downward trend begun in 2023, reaching a low-point in the second quarter of 2024. Funding cost relief began to arrive in the third quarter of 2024 with the FOMC initiating a round of rate cuts which lowered the overnight target rate one hundred basis points by year-end. This funding relief, coupled with the scheduled re-pricing of legacy earning assets to market rates and origination of new earning assets at market rates, led to an expansion of the net interest margin in the third and fourth quarters of 2024, with resultant improvement in net interest income. The fourth quarter of 2024 represented the highest level of net interest income in the past eight quarters. Throughout what has been a challenging operating environment, loan growth has remained robust, deposit growth has been strong and asset quality has continued to be excellent.

The First Bancorp - 2024 Form 10-K - Page 26

During 2024, total assets increased $210.3 million or 7.1%, ending the year at $3.157 billion. The loan portfolio increased $211.5 million or 9.9% in 2024, ending the year at $2.341 billion. The investment portfolio was down $19.1 million or 2.8% as cash flow from matured and amortizing securities was redeployed to other segments of the balance sheet rather than reinvested. On the liability side of the balance sheet, core deposits increased $81.0 million or 5.3%, to $1.610 billion as of December 31, 2024. Certificates of deposit increased $44.6 million or 4.2% from the end of 2023.  Local CDs increased $5.3 million and wholesale CDs increased $39.3 million at December 31, 2024 compared to December 31, 2023.

Asset quality continues to be strong and stable. Non-performing loans stood at 0.18% of total loans as of December 31, 2024 consistent with the 0.10% level of non-performing loans a year ago. Net chargeoffs were $463,000, or 0.02% of average loans in 2024, compared to $233,000, or 0.01% of average loans for the year ended December 31, 2023. Past due loans were 0.40% of total loans as of December 31, 2024, a modest increase from 0.18% of total loans at December 31, 2023. The allowance as a percentage of loans outstanding stood at 1.06% in 2024, down from 1.13% at December 31, 2023. The provision for credit losses on loans was $1.3 million in 2024, as compared to $1.3 million in 2023.

Maintaining a strong capital position is a top priority for the Company. The Company's total risk-based capital ratio was 13.22% as of December 31, 2024, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRB, and the OCC.

Earnings performance in 2024 was solid though down from the prior year's level. Net interest income on a tax-equivalent basis decreased $1.2 million or 1.7% for the year ended December 31, 2024 compared to the year ended December 31, 2023. Total interest income increased $20.7 million, or 16.1%, from 2023, while total interest expense increased $22.0 million, or 34.9%. The Company's tax-equivalent net interest margin was 2.29% in 2024, compared to 2.49% in 2023. Net interest margin by quarter was 2.22%, 2.21%, 2.32% and 2.42% for the first through fourth quarters of 2024, respectively, as compared to 2.78%, 2.46%, 2.40%, and 2.34% in the same periods of 2023.

Non-interest income in 2024 was $16.4 million, an increase of $918,000 or 5.9% from the $15.4 million reported in 2023. The year-to-year increase in non-interest income is primarily attributable to Wealth Management revenue growth of $309,000 or 6.6% from 2023, and an increase in other operating income of $395,000 or 14.6%, during the same period.

Non-interest expense in 2024 was $47.2 million, an increase of $3.4 million or 7.8% from the $43.8 million reported in 2023. Employee salary and benefit expense increased $2.3 million or 10.4% from the prior year. Asset growth and premium calculation variances led to a $429,000 increase in deposit insurance premiums from the prior year. Income taxes on operating earnings were $5.5 million for the year ended December 31, 2024, down $645,000 from the same period in 2023.

The Company's operating ratios remain favorable, with a return on average assets of 0.89% and a return on average tangible common equity (non-GAAP) of 12.35% for the year ended December 31, 2024. Our non-GAAP efficiency ratio continues to be an important component in our overall performance and stood at 56.66% in 2024. Dividends paid to shareholders totaled $1.43 per share, representing 58.44% of basic earnings per share for the year.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis decreased 1.7% or $1.2 million to $66.7 million for the year ended December 31, 2024 from the $67.9 million reported for the year ended December 31, 2023. The Company's net interest margin was 2.29% in 2024, compared to 2.49% in 2023.
Total interest income on a tax-equivalent basis in 2024 was $151.6 million, an increase of $20.8 million or 15.9% from the $130.8 million posted by the Company in 2023. Growth in earning assets coupled with higher interest rates on both new and re-pricing of legacy transactions resulted in the period to period increase. Total interest expense in 2024 was $84.9 million, an increase of $22.0 million or 34.9% from the $63.0 million posted by the Company in 2023. Higher market interest rates resulting from prior FOMC actions coupled with changing customer product preferences to higher cost money market and CD products led to the period to period increase, resulting in the decrease in net interest income. Tax-exempt interest income amounted to $10.5 million for the year ended December 31, 2024, and $9.9 million for the year ended December 31, 2023.

The First Bancorp - 2024 Form 10-K - Page 27

The following table presents changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal income tax rate in 2024 and 2023.

Year ended December 31, 2024 compared to 2023
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$87	$(46)	$(8)	$33
Investment securities	(657)	95	(3)	(565)
Loans held for sale	—	—	—	—
Loans	10,768	9,608	951	21,327
Total interest income	10,198	9,657	940	20,795
Interest expense
Deposits	3,614	13,967	827	18,408
Borrowings	1,083	1,589	876	3,548
Total interest expense	4,697	15,556	1,703	21,956
Change in net interest income	$5,501	$(5,899)	$(763)	$(1,161)
1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2024 and 2023, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 21% Federal income tax rate in 2024 and 2023. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2024		2023
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$550	4.91%	$517	5.39%
Investment securities	20,953	3.17%	21,518	3.16%
Loans held for sale	—	—%	—	—%
Loans	130,110	5.81%	108,783	5.34%
Total interest-earning assets	151,613	5.21%	130,818	4.80%
Interest-bearing liabilities
Deposits	79,412	3.41%	61,004	2.78%
Borrowings	5,511	3.38%	1,963	1.87%
Total interest-bearing liabilities	84,923	3.41%	62,967	2.73%
Net interest income	$66,690		$67,851
Interest rate spread		1.80%		2.06%
Net interest margin		2.29%		2.49%

The First Bancorp - 2024 Form 10-K - Page 28

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
Dollars in thousands	2024	2023
Assets
Cash and cash equivalents	$25,164	$24,572
Interest-bearing deposits in other banks	11,213	9,600
Securities available for sale (includes tax exempt securities of $40,148 in 2024 and $40,305 in 2023)	275,706	286,518
Securities to be held to maturity, net of ACL (included tax exempt securities of $252,181 in 2024 and $254,418 in 2023)	377,966	389,676
Restricted equity securities, at cost	6,311	4,577
Loans held for sale (fair value approximates cost)	34	38
Loans	2,239,050	2,037,377
Allowance for credit losses	(24,361)	(21,990)
Net loans	2,214,689	2,015,387
Accrued interest receivable	15,443	13,082
Premises and equipment, net	28,066	28,299
Other real estate owned	97	6
Goodwill	30,646	30,646
Other assets	64,289	64,958
Total Assets	$3,049,624	$2,867,359
Liabilities & Shareholders' Equity
Demand deposits	$281,265	$304,081
NOW deposits	624,691	625,626
Money market deposits	328,838	228,562
Savings deposits	274,989	330,807
Certificates of deposit	1,100,004	1,013,307
Total deposits	2,609,787	2,502,383
Borrowed funds – short term	67,899	104,999
Borrowed funds – long term	95,000	—
Dividends payable	1,006	983
Other liabilities	26,146	24,514
Total Liabilities	2,799,838	2,632,879
Shareholders' Equity:
Common stock	111	111
Additional paid-in capital	70,656	68,975
Retained earnings	219,658	210,266
Net unrealized loss on securities available for sale	(41,351)	(45,339)
Net unrealized gain on cash flow hedging derivative instruments	460	253
Net unrealized loss on securities transferred from available for sale to held to maturity	(51)	(59)
Net unrealized gain on postretirement benefit costs	303	273
Total Shareholders' Equity	249,786	234,480
Total Liabilities & Shareholders' Equity	$3,049,624	$2,867,359

The First Bancorp - 2024 Form 10-K - Page 29

Non-Interest Income

Non-interest income in 2024 was $16.36 million, an increase of $918,000 or 5.9% from the $15.44 million reported in 2023. The year-to-year increase in non-interest income is primarily attributable to Wealth Management revenue growth of $309,000 or 6.6% from 2023, and an increase in other operating income of $395,000 or 14.6%, during the same period. Mortgage banking revenue dropped 2.3% from 2023, as higher interest rates muted origination activity, negatively impacting both gain on sale income and mortgage servicing rights valuation. Debit card revenue increased $72,000 or 1.3% year-over-year, while service charge revenues increased $161,000, or 8.5%.

Non-Interest Expense

Non-interest expense in 2024 was $47.2 million, an increase of $3.4 million or 7.8% from the $43.8 million reported in 2023. Employee salary and benefit expense increased 10.4% from the prior year, centered in wage adjustments, FTE count, and benefit costs. A larger asset base coupled with changes in several pricing formulas factors led to $429,000 increase in deposit insurance premiums from the prior year. Occupancy expense and furniture & equipment expense each had modest dollar increases from 2023.
Provision to the Allowance for Credit Losses Loans

The Company's provision to the ACL-Loans was $1.3 million in 2024, level with provision of $1.3 million in 2023. The ACL-Loans stood at 1.06% of total loans as of December 31, 2024, compared to 1.13% as of December 31, 2023.
Net loan charge-offs in 2024 were $463,000 or 0.02% of average loans, up from $233,000 or 0.01% of loans in 2023. Non-performing assets stood at 0.14% of total assets as of December 31, 2024 compared to 0.07% of total assets at December 31, 2023. Past-due loans were 0.40% of total loans as of December 31, 2024, a modest increase from 0.18% of total loans as of December 31, 2023.

Income Taxes

Income taxes on operating earnings were $5.5 million for the year ended December 31, 2024, down $645,000 from 2023.

Net Income

Net income for 2024 was $27.0 million, down 8.4% or $2.5 million from net income of $29.5 million that was posted in 2023. Earnings per share on a fully diluted basis for 2024 were $2.43, down $0.24 or 8.9% from the $2.66 reported for the year ended December 31, 2023.

Key Ratios

Return on average assets in 2024 was 0.89%, down from the 1.03% posted in 2023. Return on average tangible common equity was 12.35% in 2024, compared to 14.50% in 2023. In 2024, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 58.44%, compared to 51.87% in 2023. The Company's non-GAAP efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 56.66% in 2024, compared to 52.43% in 2023.

Investment Management and Fiduciary Activities

As of December 31, 2024, First National Wealth Management, the Bank's trust and investment management division, had assets under management or custody with a market value of $1.290 billion, consisting of 1,272 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2023, when 1,249 accounts with a market value of $1.254 billion were under management or custody.

Comparison of the Years Ended December 31, 2023 and 2022

A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024, which discussion is incorporated herein by reference, and which is available free of charge on the SECs website at www.sec.gov.

The First Bancorp - 2024 Form 10-K - Page 30

Assets and Asset Quality

Total assets of $3.157 billion at December 31, 2024 increased 7.1% or $210.3 million from $2.947 billion at December 31, 2023. The investment portfolio, including restricted equity securities decreased $19.1 million or 2.8% over December 31, 2023, and the loan portfolio increased $211.5 million or 9.9%. Year-over-year, average assets were up $182.3 million in 2024 over 2023. Average loans in 2024 were $201.7 million higher than in 2023, and average investments in 2024 were $22.5 million lower than in 2023.
Non-performing assets to total assets stood at 0.14% at December 31, 2024, up slightly from the 0.07% of total assets at December 31, 2023.  In general terms, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses, in Management's opinion. The Company held one OREO property with a carrying value of $173,000, net of an allowance of $35,000 at December 31, 2024. There was no OREO or related allowance at December 31, 2023.
Net chargeoffs in 2024 were $463,000 or 0.02% of average loans outstanding, up $230,000 from 2023. Residential real estate term loans represent 30.4% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2024, residential mortgages had a loss ratio of 0.001% compared to a loss ratio of 0.020% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans, which generally carry more risk and potentially higher losses than other types of consumer credit.
The ACL-loans ended 2024 at $24.9 million and stood at 1.06% of total loans outstanding, compared to $24.0 million and 1.13% of total loans outstanding at December 31, 2023. A $1.3 million provision for losses was made during the year ended 2024.

Investment Activities

During 2024, the investment portfolio, including restricted equity securities, decreased 2.8% to end the year at $651.6 million, compared to $670.7 million at December 31, 2023. Average investments in 2024 were $22.5 million lower than in 2023. The change in value of the portfolio is attributable primarily to limited reinvestment of incoming cash flow from amortizing and matured investments, as cash flow was re-directed to other segments of the balance sheet. As of December 31, 2024, mortgage-backed securities had a carrying value of $271.8 million and a fair value of $260.4 million. Of this total, securities with a fair value of $72.8 million or 27.9% of the mortgage-backed portfolio were issued by the GNMA and securities with a fair value of $187.6 million or 72.1% of the mortgage-backed portfolio were issued by the FHLMC and the FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $47,000, net of taxes, at December 31, 2024. This compares to $56,000, net of taxes at December 31, 2023. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The First Bancorp - 2024 Form 10-K - Page 31

The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2024 and 2023:

Dollars in thousands	2024	2023
Securities available for sale
U.S. Treasury and Agency securities	$19,796	$19,830
Mortgage-backed securities	219,382	224,597
State and political subdivisions	33,252	34,645
Asset-backed securities	2,250	2,981
	274,680	282,053
Securities to be held to maturity
U.S. Treasury and Agency securities	38,100	40,100
Mortgage-backed securities	52,370	56,401
State and political subdivisions	252,180	254,418
Corporate securities	27,250	34,750
	369,900	385,669
Less allowance for credit losses	(196)	(434)
Net securities to be held to maturity	369,704	385,235
Restricted equity securities
Federal Home Loan Bank Stock	6,166	2,348
Federal Reserve Bank Stock	1,037	1,037
	7,203	3,385
Total securities	$651,587	$670,673

The Company adopted ASC 326, the CECL standard in 2023. In conjunction with adoption, holdings of AFS securities and HTM securities were evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $196,000 and $434,000 as of December 31, 2024 and 2023, respectively. Further details are included in Note 3 of the accompanying financial statements.

The First Bancorp - 2024 Form 10-K - Page 32

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2024. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$2,967	1.83%	$—	0.00%
Due in 1 to 5 years	—	0.00%	5,000	1.00%
Due in 5 to 10 years	8,140	1.17%	6,500	1.08%
Due after 10 years	8,689	2.00%	26,600	1.56%
Total	19,796	1.63%	38,100	1.41%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	113	3.47%	6	7.21%
Due in 5 to 10 years	8,813	3.46%	3,812	4.64%
Due after 10 years	210,456	2.63%	48,552	1.47%
Total	219,382	2.67%	52,370	1.71%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	2,683	5.22%
Due in 1 to 5 years	180	5.06%	13,732	3.42%
Due in 5 to 10 years	8,747	2.47%	63,693	3.33%
Due after 10 years	24,325	3.42%	172,072	2.38%
Total	33,252	3.18%	252,180	2.71%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	2,250	5.91%	—	0.00%
Total	2,250	5.91%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	1,750	3.62%
Due in 5 to 10 years	—	0.00%	25,500	5.04%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	27,250	4.95%
	$274,680	2.68%	$369,900	2.60%

AFS Debt Securities in an Unrealized Loss Position

The AFS securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2024 amounted to $54.2 million, or 16.48% of the amortized cost of the total AFS securities portfolio. At December 31, 2023, this amount was $50.4 million, or 15.18% of the total AFS securities portfolio.
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

The First Bancorp - 2024 Form 10-K - Page 33

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
As of December 31, 2024, the Company had AFS debt securities in an unrealized loss position with a fair value of $257.6 million and unrealized losses of $54.2 million, as identified in the table below. Securities in a continuous unrealized loss position of twelve months or more amounted to a fair value $234.1 million as of December 31, 2024, compared with $257.7 million at December 31, 2023. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at December 31, 2024.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury & Agency securities	$—	$—	$19,796	$(6,246)	$19,796	$(6,246)
Mortgage-backed securities	18,544	(222)	186,155	(40,804)	204,699	(41,026)
State and political subdivisions	4,968	(70)	28,104	(6,826)	33,072	(6,896)
	$23,512	$(292)	$234,055	$(53,876)	$257,567	$(54,168)

For securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:

AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of December 31, 2024, the total unrealized losses on these securities amounted to $6.2 million, compared with $6.2 million at December 31, 2023. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.

AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2024, the total unrealized losses on these securities amounted to $41.0 million, compared with $38.5 million at December 31, 2023. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2024 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

AFS Obligations of state and political subdivisions. As of December 31, 2024, the total unrealized losses on municipal securities amounted to $6.9 million, compared with $5.7 million at December 31, 2023. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At December 31, 2024, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2024 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and disruption in the financial markets in general. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.

The First Bancorp - 2024 Form 10-K - Page 34

AFS Asset-backed securities. As of December 31,2024, total unrealized losses on asset-backed securities were $0, compared with $9,000 at December 31, 2023. These securities consist of U.S Government backed student loans along with other credit enhancements.

FHLBB and FRBB Stock

The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of December 31, 2024 and 2023, the Bank's investment in FHLB stock totaled $6.2 million and $2.3 million, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through December 31, 2024.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at December 31, 2024 and 2023. The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through December 31, 2024. The Bank will continue to monitor its investment in these restricted equity securities.

Lending Activities

The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased $211.5 million or 9.9% in 2024, with total loans of $2.341 billion at December 31, 2024, compared to $2.129 billion at December 31, 2023. Commercial loans increased $141.6 million or 11.4% between December 31, 2023 and December 31, 2024. Residential term loans increased by $36.0 million or 5.3% and municipal loans increased by $10.4 million or 20.2% over the same period.
The loan portfolio is segmented into eleven classes. Commercial loans comprise six of the classes: commercial real estate owner occupied, commercial real estate non-owner occupied, commercial construction, C&I, multifamily and agriculture. Residential mortgage loans comprise two of the classes: residential real estate term and residential real estate construction. The remaining classes are municipal loans, home equity loans, and consumer loans. Further descriptions of each class, and the risk factors associated with each, are included in Note 5 and Note 6 of the accompanying financial statements.

The following table summarizes the loan portfolio, by class, as of December 31, 2024 and 2023:

	As of December 31,
Dollars in thousands	2024		2023
Commercial
Real Estate Owner Occupied	$358,588	15.3%	$314,819	14.8%
Real Estate Non-Owner Occupied	403,899	17.3%	390,167	18.3%
Construction	99,717	4.3%	88,673	4.2%
C&I	365,817	15.6%	315,026	14.8%
Multifamily	108,732	4.6%	93,476	4.4%
Agriculture	52,219	2.2%	45,230	2.1%
Municipal	61,827	2.6%	51,423	2.4%
Residential
Term	710,807	30.4%	674,855	31.7%
Construction	35,481	1.5%	32,358	1.5%
Home Equity
Revolving and Term	123,063	5.3%	104,026	4.9%
Consumer	20,790	0.9%	19,401	0.9%
Total loans	$2,340,940	100.0%	$2,129,454	100.0%

The First Bancorp - 2024 Form 10-K - Page 35

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2024:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real Estate Owner Occupied	$305	$62,927	$34,585	$260,771	$358,588
Real Estate Non-Owner Occupied	—	45,160	48,560	310,179	403,899
Construction	—	33,653	3,713	62,351	99,717
C&I	1,101	223,219	56,878	84,619	365,817
Multifamily	—	14,022	688	94,022	108,732
Agriculture	14	13,470	11,824	26,911	52,219
Municipal	—	26,794	14,512	20,521	61,827
Residential
Term	—	26,317	31,795	652,695	710,807
Construction	220	5,223	454	29,584	35,481
Home Equity
Revolving and Term	774	12,787	6,148	103,354	123,063
Consumer	5,933	7,616	2,102	5,139	20,790
Total loans	$8,347	$471,188	$211,259	$1,650,146	$2,340,940

The following table provides a listing of loans, by class, between variable and fixed rates as of December 31, 2024:

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real Estate Owner Occupied	$51,553	2.2%	$307,035	13.1%	$358,588	15.3%
Real Estate Non-Owner Occupied	107,995	4.6%	295,904	12.7%	403,899	17.3%
Construction	32,707	1.4%	67,010	2.9%	99,717	4.3%
C&I	146,275	6.2%	219,542	9.4%	365,817	15.6%
Multifamily	7,935	0.3%	100,797	4.3%	108,732	4.6%
Agriculture	8,932	0.4%	43,287	1.8%	52,219	2.2%
Municipal	61,604	2.6%	223	0.0%	61,827	2.6%
Residential
Term	469,574	20.1%	241,233	10.3%	710,807	30.4%
Construction	16,455	0.7%	19,026	0.8%	35,481	1.5%
Home Equity
Revolving and Term	20,700	0.9%	102,363	4.4%	123,063	5.3%
Consumer	14,544	0.6%	6,246	0.3%	20,790	0.9%
Total loans	$938,274	40.0%	$1,402,666	60.0%	$2,340,940	100.0%

Loan Concentrations

As of December 31, 2024 and 2023, the Bank had two concentrations of loans in two particular industries that exceeded 10% of its total loan portfolio: (1) loans to lessors of residential buildings and dwellings, totaling $260.7 million, or 11.14%, and $217.5 million, or 10.21%, of total loans, respectively; and (2) loan to hotels (except Casino hotels) and motels, totaling $242.1 million, or 10.34%, and $231.5 million, or 10.87%, of total loans, respectively.

Loans Held for Sale

As of December 31, 2024 and 2023, the Bank had no loans held for sale.

The First Bancorp - 2024 Form 10-K - Page 36

Credit Risk Management and Allowance for Credit Losses on Loans

Upon adoption of ASC 326, the CECL standard, in 2023, the Company replaced the incurred loss model that recognized loan losses when it became probable that a credit loss would be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation amount that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The ACL consists of three elements: (1) specific reserves for loans individually analyzed; (2) general reserves for each portfolio segment; and, (3) qualitative reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance with similar risk characteristics in the portfolio. Prior to adoption of ASC 326, under the incurred loss methodology, the Company evaluated portfolio risk characteristics largely on loan purpose.
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
The ACL includes reserve amounts assigned to IAL. This includes loans with balances of $250,000 or more that have either been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectability and therefore merit individual analysis. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2024, IALs with specific reserves totaled $1.7 million and the amount of such reserves was $1.0 million. This compares to IALs with specific reserves of $919,000 at December 31, 2023 and the amount of such reserves was $264,000. Additional detail on IALs may be found in Note 5 of the accompanying financial statements.
The total ACL on loans at December 31, 2024 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.

The First Bancorp - 2024 Form 10-K - Page 37

The following table summarizes our allocation of allowance by loan class as of December 31, 2024 and 2023. The percentages are the portion of each loan type to total loans:

	As of December 31,
Dollars in thousands	2024		2023
Commercial
Real Estate Owner Occupied	$5,045	15.3%	$4,633	14.8%
Real Estate Non-Owner Occupied	4,829	17.3%	4,285	18.5%
Construction	944	4.3%	1,978	4.2%
C&I	5,364	15.6%	5,001	16.8%
Multifamily	1,239	4.6%	1,318	4.4%
Agriculture	605	2.2%	—	0.0%
Municipal	262	2.6%	334	2.4%
Residential
Term	5,241	30.4%	4,991	31.6%
Construction	474	1.5%	618	1.5%
Home Equity
Revolving and Term	686	5.3%	626	4.9%
Consumer	182	0.9%	246	0.9%
Total	$24,871	100.0%	$24,030	100.0%
The ACL totaled $24.9 million at December 31, 2024, compared to $24.0 million as of December 31, 2023.

A breakdown of the ACL as of December 31, 2024, by loan class, and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real Estate Owner Occupied	$—	$4,355	$690	$5,045
Real Estate Non-Owner Occupied	—	4,237	592	4,829
Construction	—	786	158	944
C&I	1,047	3,744	573	5,364
Multifamily	—	1,108	131	1,239
Agriculture	—	449	156	605
Municipal	—	35	227	262
Residential
Term	—	4,811	430	5,241
Construction	—	414	60	474
Home Equity
Revolving and Term	—	600	86	686
Consumer	—	175	7	182
	$1,047	$20,714	$3,110	$24,871
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $1.3 million in 2024 compared to $1.3 million in 2023. Net charge offs were $463,000 in 2024 compared to net charge offs of $233,000 in 2023. The ACL as a percentage of outstanding loans was at 1.06% at December 31, 2024 compared to 1.13% at December 31, 2023.

The First Bancorp - 2024 Form 10-K - Page 38

The following table summarizes the activities in the ACL as of December 31, 2024 and 2023:

	As of December 31,
Dollars in thousands	2024	2023
Balance at beginning of year	$24,030	$16,723
Loans charged off:
Commercial
Real Estate Owner Occupied	—	40
Real Estate Non-Owner Occupied	—	—
Construction	—	—
C&I	451	153
Multifamily	—	—
Agriculture	—	—
Municipal	—	—
Residential
Term	37	—
Construction	—	—
Home Equity
Revolving and Term	7	50
Consumer	252	194
Total	747	437
Recoveries on loans previously charged off
Commercial
Real Estate Owner Occupied	100	2
Real Estate Non-Owner Occupied	—	75
Construction	—	—
C&I	25	3
Multifamily	—	—
Agriculture	—	—
Municipal	—	—
Residential
Term	32	14
Construction	—	—
Home Equity
Revolving and Term	24	13
Consumer	103	97
Total	284	204
Net loans charged off	463	233
Provision for credit losses	1,304	1,330
Adoption of ASU No. 2016-13	—	6,210
Balance at end of period	$24,871	$24,030
Ratio of net loans charged off to average loans outstanding[1]	0.021%	0.011%
Ratio of allowance for credit losses to total loans outstanding	1.06%	1.13%
1Annualized using a 366-day basis in 2024 and a 365-day basis in 2023.

The First Bancorp - 2024 Form 10-K - Page 39

ACL for Unfunded Commitments

Adoption of CECL resulted in an increase in the Company's ACL for unfunded commitments. Our modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $714,000 as of December 31, 2024.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.18% at December 31, 2024 compared to 0.10% at December 31, 2023. The following table shows the distribution of nonperforming loans by class as of December 31, 2024 and 2023:

	As of December 31,
Dollars in thousands	2024	2023
Commercial
Real Estate Owner Occupied	$553	$—
Real Estate Non-Owner Occupied	61	—
Construction	18	29
C&I	1,695	538
Multifamily	—	—
Agriculture	31	—
Municipal	—	—
Residential
Term	1,599	1,315
Construction	—	—
Home Equity
Revolving and Term	291	296
Consumer	—	—
Total non-performing loans	$4,248	$2,178
Allowance for credit losses on loans as a percentage of nonperforming loans	585.5%	1103.3%

The First Bancorp - 2024 Form 10-K - Page 40

The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2024, loans 90 or more days past due and still accruing interest totaled $1.0 million, compared to $429,000 at December 31, 2023.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 5 of the accompanying financial statements.

Past Due Loans

The Bank's overall loan delinquency ratio was 0.40% at December 31, 2024, versus 0.18% at December 31, 2023. Loans 90 days delinquent and accruing increased from $429,000 at December 31, 2023 to $1.0 million as of December 31, 2024.
The following table sets forth loan delinquencies as of December 31, 2024 and 2023:

	As of December 31,
Dollars in thousands	2024	2023
Commercial
Real Estate Owner Occupied	$549	$—
Real Estate Non-Owner Occupied	—	—
Construction	—	17
C&I	1,998	869
Multifamily	—	—
Agriculture	115	—
Municipal	—	31
Residential
Term	3,686	1,800
Construction	390	—
Home Equity
Revolving and Term	1,536	616
Consumer	1,109	555
Total	$9,383	$3,888
Loans 30-89 days past due to total loans	0.311%	0.138%
Loans 90+ days past due and accruing to total loans	0.044%	0.020%
Loans 90+ days past due on non-accrual to total loans	0.046%	0.025%
Total past due loans to total loans	0.401%	0.183%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2024, there was one potential problem loan with a balance of $84,000 or 0.004% of total loans. This compares to three potential problem loans with a balance of $180,000 or 0.010% of total loans at December 31, 2023.
As of December 31, 2024, there were three residential loans in the process of foreclosure with a total balance of $192,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of December 31, 2024, there were no commercial loans in the process of foreclosure. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be

The First Bancorp - 2024 Form 10-K - Page 41

published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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

Other Real Estate Owned

OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At December 31, 2024 there was one property owned with an OREO balance of $173,000, net of an allowance for OREO losses of $35,000. This compares to December 31, 2023, when there were no OREO properties and no allowance for losses. The table below presents the composition of OREO at December 31, 2024 and 2023:

	As of December 31,
Dollars in thousands	2024	2023
Residential
Term	$208	$—
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$208	$—
Related Allowance
Residential
Term	35	—
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$35	$—
Net Value
Residential
Term	173	—
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$173	$—

Funding, Liquidity and Capital Resources

Liquidity

Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 85.6% of total average assets in 2024, as compared to 87.3% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as AFS may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace.

The First Bancorp - 2024 Form 10-K - Page 42

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated amongst several major categories: runoff of in-market deposit balances, an inability to renew wholesale sources of funding, and materially increased utilization of available credit lines by borrowers. Of these, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. Stress testing analysis of liquidity resources under various scenarios is conducted no less than quarterly and results are reported to the ALCO. Borrowings supplement deposits as a source of liquidity; our borrowings typically consist of customer repurchase agreements and FHLBB advances. The Bank tests its borrowing capacity with the FRBB, the FHLBB and Fed Funds lines with other correspondents no less than annually; each has been successfully tested within the past year.
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of December 31, 2024, the Bank had primary sources of contingent liquidity of $823.0 million or 26.3% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $319.0 million in borrowing capacity under the FRBB's Borrower in Custody programs as well as securities available as collateral, $101.0 million in credit lines with correspondent banks, and $151.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.394 billion or 44.6% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the years ended December 31, 2024, 2023 and 2022 the Bank declared dividends to the Company of $15.8 million, $14.8 million and $14.0 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Capital Resources below.

Deposits

During 2024, total deposits increased by $125.6 million, ending the year at $2.725 billion compared to $2.600 billion at December 31, 2023. Low-cost deposits (demand, NOW, and savings accounts) increased by $10.3 million or 0.8% during the year, money market deposits increased $70.7 million or 23.1%, and certificates of deposit increased $44.6 million or 4.2%.

Estimated uninsured deposits totaled $506.2 million, or 18.6% of total deposits, and $407.4 million, or 15.7% of total deposits, at December 31, 2024 and 2023, respectively. The company has pledged assets as collateral covering certain deposits; these amounts were $349.8 million and $340.5 million as of December 31, 2024 and 2023, respectively.

Average deposits increased $107.4 million in 2024, as shown in the following table, which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,		% change
Dollars in thousands	2024	2023	2024 vs 2023
Demand deposits	$281,265	$304,081	(7.50)%
NOW accounts	624,691	625,626	(0.15)%
Money market accounts	328,838	228,562	43.87%
Savings	274,989	330,807	(16.87)%
Certificates of deposit	1,100,004	1,013,307	8.56%
Total deposits	$2,609,787	$2,502,383	4.29%

The First Bancorp - 2024 Form 10-K - Page 43

The average cost of deposits (including non-interest-bearing accounts) was 3.04% for the year ended December 31, 2024, compared to 2.44% for the year ended December 31, 2023. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2024	2023
NOW	3.05%	2.67%
Money market	3.91%	3.57%
Savings	0.25%	0.22%
Certificates of deposit	4.25%	3.50%
Total interest-bearing deposits	3.41%	2.78%

Of all certificates of deposit, $720.6 million or 64.64% will mature by December 31, 2025. As of December 31, 2024 and 2023, the Bank held a total of $187.1 million and $172.2 million in certificate of deposit accounts with balances in excess of $250,000, respectively. The following table summarizes the time remaining to maturity for these certificates of deposit.

	As of December 31,
Dollars in thousands	2024	2023
Within 3 Months	$91,919	$33,832
3 Months through 6 months	39,163	32,622
6 months through 12 months	48,865	61,142
Over 12 months	7,126	44,641
Total	$187,073	$172,237

Borrowed Funds

Borrowed funds consists of advances from the FHLBB, advances from the FRBB Discount Window, and securities repurchase agreements with customers. Advances from the FHLBB are secured with pledged collateral consisting of FHLBB stock, funds on deposit with FHLBB, U.S. Agency notes, mortgage-backed securities, and qualifying first mortgage loans. FRBB Discount Window advances are similarly secured with collateral consisting of FRBB stock, funds on deposit at FRBB, U.S. Agency notes or other eligible securities, and qualifying commercial, home equity and construction loans. As of December 31, 2024, term advances from FHLBB totaled $95.0 million, with a weighted average interest rate of 3.74% per annum and remaining maturities ranging from two to five years; there were no overnight advances. This compares to no term advances from FHLBB and overnight advances totaling $20.1 million, with an interest rate of 5.52% per annum as of December 31, 2023. Each of the term advances taken down in 2024 grant a put option to FHLBB to recall the advance at periodic intervals based upon interest rate movement and outlook.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2024 was $51.3 million, compared to $49.6 million on December 31, 2023. The weighted average interest rates payable under these agreements were 2.87% per annum as of December 31, 2024, compared to 2.42% per annum as of December 31, 2023.
The maximum amount of borrowed funds outstanding at any month-end during each of the last two years was $230.6 million at the end of June in 2024 and $165.6 million at the end of April in 2023. The average amount outstanding during 2024 was $162.9 million with a weighted average interest rate of 3.38% per annum. This compares to an average outstanding amount of $105.0 million with a weighted average interest rate of 1.87% per annum in 2023.

Capital Resources

Shareholders' equity as of December 31, 2024 was $252.5 million, compared to $243.1 million as of December 31, 2023.
During 2024, the Company declared cash dividends of $0.35 per share in the first quarter and $0.36 per share in the remaining three quarters, or $1.43 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 58.44% for the year ended December 31, 2024 compared to 51.87% for the year ended December 31, 2023. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined

The First Bancorp - 2024 Form 10-K - Page 44

with its retained net profits of the preceding two years. The amount available for dividends in 2025 is this year's net income plus $27.9 million.
In 2024, 67,302 shares were issued via employee stock programs, the dividend reinvestment plan, and restricted stock grants. The Company received consideration totaling $867,000.  The following table summarizes the Company's 2024 stock issuances.

Dividend reinvestment plan	15,908
Employee stock program	18,535
Restricted stock grants	32,859
Total	67,302

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
Capital at December 31, 2024 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities AFS and postretirement benefits, stood at 8.47% on December 31, 2024 and 8.61% at December 31, 2023. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. Given its capital structure, regulatory Tier 1 capital and CET1 are equal. At December 31, 2024, the Company had CET1 and tier-one risk-based capital ratios of 12.04%, and a tier-two, or total, risk-based capital ratio of 13.22%, versus 12.42% and 13.66%, respectively, at December 31, 2023. To be rated "well-capitalized", regulatory requirements call for minimum CET1, tier-one and tier-two risk-based capital ratios of 6.50%, 8.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
The Company met each of the well-capitalized ratio guidelines at December 31, 2024. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2024 and December 31, 2023.

As of December 31, 2024	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.32%	11.98%	11.98%	13.16%
Company	8.47%	12.04%	12.04%	13.22%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2023	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.43%	12.37%	12.37%	13.62%
Company	8.61%	12.42%	12.42%	13.66%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the Company's capital resources, liquidity, or results of operations.

The First Bancorp - 2024 Form 10-K - Page 45

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2024:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$662	$105	$126	$56	375
Total	$662	$105	$126	$56	$375

Capital Purchases

In 2024, the Company made capital purchases totaling $1.5 million for facility improvements to branch or operations premises and technology investments in various hardware and software. This cost will be amortized over an average of seven years, adding approximately $87,000 to pre-tax operating costs per year.

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2024, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimis transaction in 2001.

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

The First Bancorp - 2024 Form 10-K - Page 46

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2024, was (15.98)% of total assets, compared to (11.54)% of total assets at December 31, 2023. The ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company's summarized static gap, as of December 31, 2024, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$30,810	$35,742	$153,891	$423,941
Restricted equity securities, at cost	6,166	—	—	1,037
Loans	635,843	389,735	1,029,632	285,730
Other interest-earning assets	—	—	—	32,414
Non-rate-sensitive assets	31,680	—	—	100,389
Total assets	704,499	425,477	1,183,523	843,511
Interest-bearing deposits	1,111,104	428,310	472,326	472,551
Borrowed funds	60,000	35,000	—	—
Non-rate-sensitive liabilities and equity	—	—	—	577,719
Total liabilities and equity	1,171,104	463,310	472,326	1,050,270
Period gap	$(466,605)	$(37,833)	$711,197	$(206,759)
Percent of total assets	(14.80)%	(1.20)%	22.56%	(6.55)%
Cumulative gap (current)	$(466,605)	$(504,438)	$206,759	$—
Percent of total assets	(14.80)%	(15.98)%	6.55%	—%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short- term rates gradually increase by two percentage points. The Company's modeling as of December 31, 2024 projects net interest

The First Bancorp - 2024 Form 10-K - Page 47

income would increase by approximately 2.8% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.7% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 4.2% if rates rise gradually by two percentage points over the next year. Each scenario is well within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 19.1% in the two percentage point falling-rate scenario, and higher by 17.8% in the one percentage point falling rate scenario; net interest income would be higher than that earned in a stable rate environment by 2.6% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2024 and 2023 is presented in the following table:

Changes in Net Interest Income	2024	2023
Year 1
Projected changes if rates decrease by 1.0%	1.7%	2.0%
Projected changes if rates decrease by 2.0%	2.8%	3.7%
Projected change if rates increase by 2.0%	(4.2)%	(6.0)%
Year 2
Projected changes if rates decrease by 1.0%	17.8%	20.8%
Projected changes if rates decrease by 2.0%	19.1%	23.8%
Projected change if rates increase by 2.0%	2.6%	0.7%

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
This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive ability of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2024, the Company was using interest rate swaps for interest rate risk management. See Notes 14 and 19 of the accompanying financial statements for additional discussion of derivative usage.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2024, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2024 Form 10-K - Page 48

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2024	2023
Assets
Cash and cash equivalents	$27,636,000	$31,942,000
Interest-bearing deposits in other banks	22,100,000	3,488,000
Securities available for sale	274,680,000	282,053,000
Securities to be held to maturity (net of ACL), fair value of $314,993,000 at December 31, 2024, and $338,570,000 at December 31, 2023	369,704,000	385,235,000
Restricted equity securities, at cost	7,203,000	3,385,000
Loans	2,340,940,000	2,129,454,000
Less allowance for credit losses	24,871,000	24,030,000
Net loans	2,316,069,000	2,105,424,000
Accrued interest receivable	13,976,000	11,894,000
Premises and equipment, net	27,855,000	28,684,000
Other real estate owned	173,000	—
Goodwill	30,646,000	30,646,000
Other assets	66,968,000	63,947,000
Total assets	$3,157,010,000	$2,946,698,000
Liabilities
Demand deposits	$292,255,000	$289,104,000
NOW deposits	676,107,000	634,543,000
Money market deposits	376,627,000	305,931,000
Savings deposits	265,451,000	299,837,000
Certificates of deposit	1,114,811,000	1,070,247,000
Total deposits	2,725,251,000	2,599,662,000
Borrowed funds – short term	51,278,000	69,652,000
Borrowed funds – long term	95,000,000	—
Other liabilities	32,988,000	34,305,000
Total liabilities	2,904,517,000	2,703,619,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	112,000	111,000
Additional paid-in capital	71,832,000	70,071,000
Retained earnings	222,823,000	211,925,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(42,671,000)	(39,575,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(47,000)	(56,000)
Net unrealized gain on cash flow hedging derivative instruments	157,000	300,000
Net unrealized gain on postretirement costs	287,000	303,000
Total shareholders' equity	252,493,000	243,079,000
Total liabilities and shareholders' equity	$3,157,010,000	$2,946,698,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	11,155,528	11,098,057
Book value per common share	$22.63	$21.90
Tangible book value per common share	$19.87	$19.12
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2024 Form 10-K - Page 49

Consolidated Statements of Income and Comprehensive Income (Loss)
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2024	2023	2022
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $2,518,000 in 2024, $1,913,000 in 2023, and $1,181,000 in 2022)	$129,440,000	$108,274,000	$75,805,000
Interest on deposits with other banks	550,000	517,000	315,000
Interest and dividends on investments (includes tax-exempt income of $7,940,000 in 2024, $8,032,000 in 2023, and $7,571,000 in 2022)	18,842,000	19,383,000	16,915,000
Total interest and dividend income	148,832,000	128,174,000	93,035,000
Interest expense
Interest on deposits	79,411,000	61,004,000	15,359,000
Interest on borrowed funds	5,511,000	1,963,000	1,510,000
Total interest expense	84,922,000	62,967,000	16,869,000
Net interest income	63,910,000	65,207,000	76,166,000
Credit loss expense - loans	1,304,000	1,330,000	1,750,000
Credit loss reduction - debt securities HTM	(238,000)	(4,000)	—
Credit loss reduction - off-balance sheet credit exposures	(541,000)	(142,000)	—
Total credit loss expense	525,000	1,184,000	1,750,000
Net interest income after provision for credit losses	63,385,000	64,023,000	74,416,000
Non-interest income
Fiduciary and investment management income	4,963,000	4,654,000	4,600,000
Service charges on deposit accounts	2,048,000	1,887,000	1,825,000
Net securities gains	—	—	7,000
Mortgage origination and servicing income	794,000	813,000	1,424,000
Debit card income	5,456,000	5,384,000	6,348,000
Other operating income	3,094,000	2,699,000	2,670,000
Total non-interest income	16,355,000	15,437,000	16,874,000
Non-interest expense
Salaries and employee benefits	24,230,000	21,942,000	23,316,000
Occupancy expense	3,373,000	3,319,000	3,052,000
Furniture and equipment expense	5,622,000	5,391,000	5,058,000
FDIC insurance premiums	2,391,000	1,962,000	1,068,000
Amortization of identified intangibles	26,000	26,000	69,000
Other operating expense	11,514,000	11,118,000	11,341,000
Total non-interest expense	47,156,000	43,758,000	43,904,000
Income before income taxes	32,584,000	35,702,000	47,386,000
Applicable tax expense	5,539,000	6,184,000	8,396,000
Net income	$27,045,000	$29,518,000	$38,990,000
Basic earnings per common share	$2.45	$2.68	$3.56
Diluted earnings per common share	2.43	2.66	3.53
Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on securities available for sale	(3,096,000)	5,143,000	(43,000,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of amortization	9,000	8,000	23,000
Net (loss) gain on cash flow hedging derivative instruments	(143,000)	(244,000)	544,000
Net unrecognized (loss) gain on postretirement benefits	(16,000)	30,000	168,000
Other comprehensive income (loss)	(3,246,000)	4,937,000	(42,265,000)
Comprehensive income (loss)	$23,799,000	$34,455,000	$(3,275,000)
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2024 Form 10-K - Page 50

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2021	10,998,765	$66,940,000	$180,417,000	$(1,700,000)	$245,657,000
Net income	—	—	38,990,000	—	38,990,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(43,000,000)	(43,000,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	544,000	544,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	23,000	23,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	168,000	168,000
Comprehensive income (loss)	—	—	38,990,000	(42,265,000)	(3,275,000)
Cash dividends declared ($1.34 per share)	—	—	(14,787,000)	—	(14,787,000)
Equity compensation expense	—	809,000	—	—	809,000
Payment for repurchase of common stock	(8,640)	—	(277,000)	—	(277,000)
Issuance of restricted stock, net of forfeitures	28,745	—	—	—	—
Proceeds from sale of common stock	26,316	796,000	—	—	796,000
Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
Net income	—	—	29,518,000	—	29,518,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	5,143,000	5,143,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(244,000)	(244,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	8,000	8,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	30,000	30,000
Comprehensive income	—	—	29,518,000	4,937,000	34,455,000
Cash dividends declared ($1.39 per share)	—	—	(15,409,000)	—	(15,409,000)
Equity compensation expense	—	820,000	—	—	820,000
Payment for repurchase of common stock	(8,645)	—	(250,000)	—	(250,000)
Issuance of restricted stock, net of forfeitures	29,626	—	—	—	—
Proceeds from sale of common stock	31,890	817,000	—	—	817,000
Adoption of ASU No. 2016-13	—	—	(6,277,000)	—	(6,277,000)
Balance at December 31, 2023	11,098,057	$70,182,000	$211,925,000	$(39,028,000)	$243,079,000

The First Bancorp - 2024 Form 10-K - Page 51

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Earnings	income (loss)	equity
Balance at December 31, 2023	11,098,057	$70,182,000	$211,925,000	$(39,028,000)	$243,079,000
Net income	—	—	27,045,000	—	27,045,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,096,000)	(3,096,000)
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(143,000)	(143,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	9,000	9,000
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(16,000)	(16,000)
Comprehensive income (loss)	—	—	27,045,000	(3,246,000)	23,799,000
Cash dividends declared ($1.43 per share)	—	—	(15,935,000)	—	(15,935,000)
Equity compensation expense	—	895,000	—	—	895,000
Payment for repurchase of common stock	(9,831)	—	(212,000)	—	(212,000)
Issuance of restricted stock, net of forfeitures	32,859	—	—	—	—
Proceeds from sale of common stock	34,443	867,000	—	—	867,000
Balance at December 31, 2024	11,155,528	$71,944,000	$222,823,000	$(42,274,000)	$252,493,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2024 Form 10-K - Page 52

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2024	2023	2022
Cash flows from operating activities
Net income	$27,045,000	$29,518,000	$38,990,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,209,000	2,107,000	1,984,000
Change in deferred taxes	20,000	(1,360,000)	(127,000)
Credit loss expense	525,000	1,184,000	1,750,000
Loans originated for resale	(5,866,000)	(3,916,000)	(21,554,000)
Proceeds from sales and transfers of loans	6,009,000	4,283,000	22,520,000
Net gain on sales of loans	(143,000)	(92,000)	(406,000)
Net gain on sale or call of securities	—	—	(7,000)
Net amortization of investment premiums	596,000	111,000	914,000
Net (gain) loss on sale of other real estate owned	—	(42,000)	1,000
Provision for losses on other real estate owned	35,000	—	—
Equity compensation expense	895,000	820,000	809,000
Net increase in other assets and accrued interest	(5,414,000)	(680,000)	(21,443,000)
Net increase (decrease) in other liabilities	(923,000)	4,624,000	17,423,000
Net gain (loss) on disposal of premises and equipment	4,000	33,000	(15,000)
Amortization of investments in tax credit structures	1,029,000	303,000	305,000
Net acquisition amortization	26,000	26,000	69,000
Net cash provided by operating activities	26,047,000	36,919,000	41,213,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(18,612,000)	205,000	62,985,000
Proceeds from sales of securities available for sale	—	—	1,301,000
Proceeds from maturities, payments, calls of securities available for sale	29,665,000	97,524,000	42,005,000
Proceeds from maturities, payments, calls and sales of securities held to maturity	18,441,000	8,149,000	16,544,000
Proceeds from sales of other real estate owned	—	106,000	50,000
Purchases of securities available for sale	(26,718,000)	(88,581,000)	(62,336,000)
Purchases of securities to be held to maturity	(2,750,000)	—	(40,621,000)
(Purchase) redemption of restricted equity securities	(3,818,000)	498,000	1,482,000
Net increase in loans	(212,157,000)	(215,077,000)	(267,624,000)
Capital expenditures	(1,475,000)	(2,635,000)	(1,404,000)
Proceeds from sale of premises and equipment	4,000	3,000	38,000
Net cash used in investing activities	(217,420,000)	(199,808,000)	(247,580,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	81,025,000	18,209,000	(45,886,000)
Net increase in certificates of deposit	44,564,000	202,576,000	301,466,000
Advances on long-term borrowings	95,000,000	—	—
Repayment on long-term borrowings	—	(84,000)	(55,007,000)
Net increase (decrease) in short-term borrowings	(18,374,000)	(33,747,000)	22,148,000
Payment to repurchase common stock	(212,000)	(250,000)	(277,000)
Proceeds from sale of common stock	867,000	817,000	796,000
Dividends paid	(15,803,000)	(15,418,000)	(14,779,000)
Net cash provided by financing activities	187,067,000	172,103,000	208,461,000
Net (decrease) increase in cash and cash equivalents	(4,306,000)	9,214,000	2,094,000
Cash and cash equivalents at beginning of year	31,942,000	22,728,000	20,634,000
Cash and cash equivalents at end of year	$27,636,000	$31,942,000	$22,728,000

The First Bancorp - 2024 Form 10-K - Page 53

For the years ended December 31,	2024	2023	2022

Interest paid	$84,441,000	$62,228,000	$16,068,000
Income taxes paid	4,527,000	5,621,000	8,010,000
Non-cash transactions:
Net transfer from loans to other real estate owned	$208,000	$—	$—
Change in net unrealized (loss) gain on available for sale securities, net of tax	$(3,096,000)	$5,143,000	$(43,000,000)
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2024 Form 10-K - Page 54

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

Subsequent Events
Events occurring subsequent to December 31, 2024 have been evaluated as to their potential impact on the financial statements.

Use of Estimates in Preparation of Financial Statements
In preparing the financial statements in accordance with GAAP, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuations of mortgage servicing rights, derivative financial instruments, debt securities in an unrealized loss position, and goodwill.

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
Credit Loss Recognition on Securities. Another significant estimate related to investment securities is the evaluation of potential credit losses on investment securities. The evaluation of securities for potential credit losses is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized as a charge to the ACL. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if recognition of a loss is required. The primary factors considered in this evaluation (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities' market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant, including the expectation of receipt of all principal and interest when due.

The First Bancorp - 2024 Form 10-K - Page 55

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

Allowance for Credit Losses
Management believes the ACL requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The ACL is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan and investment portfolios. The allowance is comprised of the ACL on loans, the ACL on unfunded commitments, and the ACL on HTM securities. Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolios, quality trends as measured by key indicators, prior loan loss experience in each loan portfolio segment, local and national business and economic conditions, and other factors contributing to Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for credit losses.

Loan Modifications
ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, amended ASC 326 for entities that have adopted ASU 2016-13, the CECL standard, such as the Company. ASU 2022-02 eliminated the accounting guidance for TDRs and introduced new guidance for enhanced reporting of certain loan modifications to borrowers experiencing financial difficulty. Loan modifications may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent of such modifications to minimize future losses while providing borrowers with financial relief. Prior to adoption of ASU 2022-02, the Company evaluated loan modifications and other transactions to determine if classification as a TDR was necessary. A TDR constituted a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, granted a concession to the borrower that it would not have otherwise considered.

Accrual of Interest Income and Expense
Interest on loans and investment securities is taken into income using methods which relate the income earned to the balances of loans and investment securities outstanding. Interest expense on liabilities is derived by applying applicable interest rates to principal amounts outstanding. For all classes of loans, recording of interest income on problem loans, which includes individually analyzed loans, ceases when collectibility of principal and interest within a reasonable period of time becomes doubtful. Cash payments received on non-accrual loans, which includes some individually analyzed loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and

The First Bancorp - 2024 Form 10-K - Page 56

repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection.

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisitions of FNB Bankshares in 2005, a bank branch in Rockland, Maine and bank building in Bangor, Maine in 2012, and a bank branch in Belfast, Maine in 2020, as well as the core deposit intangible related to the respective acquisitions. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2024, the Company determined goodwill and other intangible assets were not impaired.

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

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and OCI, which is comprised of the change in unrealized gains and losses on securities AFS net of tax, change in unrealized gains and losses on securities transferred from AFS to HTM net of amortization, change in unrealized gains and losses on cash flow hedging derivative instruments, net of tax, and unrecognized gains and losses related to post-retirement benefit costs, net of tax.

The First Bancorp - 2024 Form 10-K - Page 57

Segments
The Company's reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided by the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense, credit loss expense, and salaries and employee benefits, as reported on the consolidated statements of income, provide the significant expenses in the banking operation. All operations are domestic. Accounting policies for segments are the same as those described herein. Segment performance is evaluated using consolidated net income. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the consolidated statements of cash flows.

Risks & Uncertainties
The ongoing conflicts between Russia and Ukraine, and Israel and Hamas, as well as other conflicts in the Middle East, have added to economic uncertainty and geopolitical instability. Concern continues to be expressed about the commercial real estate market and the impact a downturn in this sector could have on the banking industry. The failures in 2023 of several regional banks in the U.S. caused further disruption in markets and could have a lingering impact. Finally, the 2024 U.S. election resulted in single party control of the executive and legislative branches of the federal government, with pledges to reign in government spending and reform numerous policies including foreign trade, tariffs, immigration, and business regulation. Any or all could have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

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

The First Bancorp - 2024 Form 10-K - Page 58

Note 3. Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2024:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2024	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,042,000	$—	$(6,246,000)	$19,796,000
Mortgage-backed securities	260,267,000	141,000	(41,026,000)	219,382,000
State and political subdivisions	40,148,000	—	(6,896,000)	33,252,000
Asset-backed securities	2,236,000	14,000	—	2,250,000
	$328,693,000	$155,000	$(54,168,000)	$274,680,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(9,938,000)	$28,162,000
Mortgage-backed securities	52,370,000	15,000	(11,360,000)	41,025,000
State and political subdivisions	252,180,000	83,000	(31,739,000)	220,524,000
Corporate securities	27,250,000	—	(1,968,000)	25,282,000
	$369,900,000	$98,000	$(55,005,000)	$314,993,000
Less allowance for credit losses	(196,000)	—	—	—
Net securities to be held to maturity	$369,704,000	$98,000	$(55,005,000)	$314,993,000
Restricted equity securities
Federal Home Loan Bank Stock	$6,166,000	$—	$—	$6,166,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$7,203,000	$—	$—	$7,203,000
The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2023:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2023	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,033,000	$—	$(6,203,000)	$19,830,000
Mortgage-backed securities	262,823,000	265,000	(38,491,000)	224,597,000
State and political subdivisions	40,306,000	41,000	(5,702,000)	34,645,000
Asset-backed securities	2,986,000	4,000	(9,000)	2,981,000
	$332,148,000	$310,000	$(50,405,000)	$282,053,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$40,100,000	$—	$(9,601,000)	$30,499,000
Mortgage-backed securities	56,401,000	70,000	(10,398,000)	46,073,000
State and political subdivisions	254,418,000	313,000	(24,213,000)	230,518,000
Corporate securities	34,750,000	—	(3,270,000)	31,480,000
	$385,669,000	$383,000	$(47,482,000)	$338,570,000
Less allowance for credit losses	(434,000)	—	—	—
Net securities to be held to maturity	$385,235,000	$383,000	$(47,482,000)	$338,570,000
Restricted equity securities
Federal Home Loan Bank Stock	$2,348,000	$—	$—	$2,348,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$3,385,000	$—	$—	$3,385,000

The First Bancorp - 2024 Form 10-K - Page 59

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

Similarly, the agency and mortgage-backed securities in the HTM portfolio were determined to all be investment grade with no ACL required, at December 31, 2024 or 2023. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $18,974,000 as of December 31, 2024. Corporate securities in HTM consist of 13 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. It was concluded that aggregate credit risk of the corporate securities was very low and a small ACL has been carried. As of December 31, 2024 and 2023, the total ACL for HTM securities was $196,000 and $434,000, respectively.

Changes in the ACL are recorded as credit loss expense or reduction. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.

The following table summarizes the contractual maturities of investment securities at December 31, 2024:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,997,000	$2,967,000	$2,683,000	$2,694,000
Due in 1 to 5 years	294,000	293,000	20,488,000	19,335,000
Due in 5 to 10 years	29,768,000	25,700,000	99,505,000	92,362,000
Due after 10 years	295,634,000	245,720,000	247,224,000	200,602,000
	$328,693,000	$274,680,000	$369,900,000	$314,993,000

The following table summarizes the contractual maturities of investment securities at December 31, 2023:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$1,674,000	$1,672,000
Due in 1 to 5 years	3,489,000	3,373,000	16,387,000	15,814,000
Due in 5 to 10 years	28,551,000	25,089,000	99,942,000	93,894,000
Due after 10 years	300,108,000	253,591,000	267,666,000	227,190,000
	$332,148,000	$282,053,000	$385,669,000	$338,570,000

At December 31, 2024, securities with a carrying value of $349,833,000 were pledged to secure credit lines from the FRBB and FHLBB, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $340,623,000 as of December 31, 2023 pledged for the same purposes.

The First Bancorp - 2024 Form 10-K - Page 60

Gains and losses on the sale of securities AFS are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for 2024, 2023 and 2022:

	2024	2023	2022
Proceeds from sales of securities	$—	$—	$1,301,000
Gross realized gains	—	—	8,000
Gross realized losses	—	—	(1,000)
Net gain	$—	$—	$7,000
Related income taxes	$—	$—	$1,000

As of December 31, 2024, there were 243 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2024	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury & Agency securities	$—	$—	$19,796,000	$(6,246,000)	$19,796,000	$(6,246,000)
Mortgage-backed securities	18,544,000	(222,000)	186,155,000	(40,804,000)	204,699,000	(41,026,000)
State and political subdivisions	4,968,000	(70,000)	28,104,000	(6,826,000)	33,072,000	(6,896,000)
	$23,512,000	$(292,000)	$234,055,000	$(53,876,000)	$257,567,000	$(54,168,000)

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

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-backed debt is guaranteed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the mortgage-backed securities owned were issued either by GNMA, FNMA or FHLMC. HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of December 31, 2024. HTM corporate debt holdings consist of 13 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each were in good standing as of December 31, 2024.

The First Bancorp - 2024 Form 10-K - Page 61

The following table presents the activity in the ACL for HTM debt securities by major security type for the years ended December 31, 2024 and 2023:

For the years ended December 31,	2024			2023
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$212,000	$222,000	$434,000	$—	$—	$—
Impact of adopting ASC 326	—	—	—	209,000	229,000	438,000
Credit loss (reduction) expense	(132,000)	(106,000)	(238,000)	3,000	(7,000)	(4,000)
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$80,000	$116,000	$196,000	$212,000	$222,000	$434,000

There was no ACL on U.S. government-sponsored enterprise, agency-backed securities, or mortgage-backed securities as of December 31, 2024.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of December 31, 2024, none of the Company’s HTM debt securities were past due or on non-accrual status.

Re-Classified Securities: During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $47,000, net of taxes, at December 31, 2024. This compares to $56,000, net of taxes, at December 31, 2023. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

Restricted Equity Securities: The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of December 31, 2024 and 2023, the Bank's investment in FHLBB stock totaled $6,166,000 and $2,348,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at December 31, 2024 and 2023.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of each institution and their overall financial condition. No impairment losses have been recorded through December 31, 2024. The Bank will continue to monitor its investment in these restricted equity securities.

Note 4. Mortgage Servicing Rights
At December 31, 2024 and 2023, the Bank serviced loans for others totaling $297,950,000 and $321,178,000, respectively. Net gains from the sale of loans, serviced by the Bank, totaled $143,000 in 2024, $92,000 in 2023, and $406,000 in 2022. In 2024, mortgage servicing rights of $39,000 were capitalized and amortization for the year totaled $322,000. At December 31, 2024, mortgage servicing rights had a fair value of $3,054,000. In 2023, mortgage servicing rights of $48,000 were capitalized and amortization for the year totaled $364,000. At December 31, 2023, mortgage servicing rights had a fair value of $3,583,000.
FASB ASC Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2024, the prepayment assumption using the PSA model was 113, which translates into an anticipated annual prepayment rate of 5.42%. The discount rate is 10.00%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances.

The First Bancorp - 2024 Form 10-K - Page 62

Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2024	2023
Mortgage servicing rights	$8,741,000	$8,702,000
Accumulated amortization	(6,847,000)	(6,525,000)
Carrying value	$1,894,000	$2,177,000

Note 5. Loans
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
Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Commercial
Real Estate Owner Occupied	$358,588,000	15.3%	$314,819,000	14.8%
Real Estate Non-Owner Occupied	403,899,000	17.3%	390,167,000	18.3%
Construction	99,717,000	4.3%	88,673,000	4.2%
C&I	365,817,000	15.6%	315,026,000	14.8%
Multifamily	108,732,000	4.6%	93,476,000	4.4%
Agriculture	52,219,000	2.2%	45,230,000	2.1%
Municipal	61,827,000	2.6%	51,423,000	2.4%
Residential
Term	710,807,000	30.4%	674,855,000	31.7%
Construction	35,481,000	1.5%	32,358,000	1.5%
Home Equity
Revolving and Term	123,063,000	5.3%	104,026,000	4.9%
Consumer	20,790,000	0.9%	19,401,000	0.9%
Total loans	$2,340,940,000	100.0%	$2,129,454,000	100.0%

Loan balances include net deferred loan costs of $12,457,000 in 2024 and $11,479,000 in 2023. Net deferred loan costs have increased from a year ago a due to loan origination unit volume over the period. Loan balances in the Residential Term segment also include a valuation adjustments for fair value swaps hedged by certain loans in the portfolio. This adjustment added $758,000 to the loan balances as of December 31, 2024 and $2,149,000 to the loan balances as of December 31, 2023. Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate, which totaled $626,851,000 and $561,574,000 at December 31, 2024 and 2023, respectively, were used to collateralize borrowings from the FHLBB. In addition, commercial, residential construction and home equity loans totaling $392,562,000 at December 31, 2024 and $320,083,000 at December 31, 2023 were used to collateralize a standby line of credit at the FRBB.

The First Bancorp - 2024 Form 10-K - Page 63

Loans to Directors, Officers and Employees: Loans to directors, officers and employees totaled $54,997,000 at December 31, 2024 and $54,425,000 at December 31, 2023. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2024	2023
Balance at beginning of year	$33,524,000	$29,490,000
New loans	3,462,000	9,921,000
Repayments	(4,804,000)	(5,598,000)
Retired director	—	(289,000)
Balance at end of year	$32,182,000	$33,524,000

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of December 31, 2024, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real Estate Owner Occupied	$—	$257,000	$292,000	$549,000	$358,039,000	$358,588,000	$—
Real Estate Non-Owner Occupied	—	—	—	—	403,899,000	403,899,000	—
Construction	—	—	—	—	99,717,000	99,717,000	—
C&I	346,000	1,112,000	540,000	1,998,000	363,819,000	365,817,000	10,000
Multifamily	—	—	—	—	108,732,000	108,732,000	—
Agriculture	115,000	—	—	115,000	52,104,000	52,219,000	—
Municipal	—	—	—	—	61,827,000	61,827,000	—
Residential
Term	137,000	2,614,000	935,000	3,686,000	707,121,000	710,807,000	778,000
Construction	390,000	—	—	390,000	35,091,000	35,481,000	—
Home Equity
Revolving and Term	1,074,000	368,000	94,000	1,536,000	121,527,000	123,063,000	—
Consumer	592,000	285,000	232,000	1,109,000	19,681,000	20,790,000	232,000
Total	$2,654,000	$4,636,000	$2,093,000	$9,383,000	$2,331,557,000	$2,340,940,000	$1,020,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2023, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real Estate Owner Occupied	$—	$—	$—	$—	$314,819,000	$314,819,000	$—
Real Estate Non-Owner Occupied	—	—	—	—	393,636,000	393,636,000	—
Construction	—	9,000	8,000	17,000	88,656,000	88,673,000	—
C&I	714,000	35,000	120,000	869,000	355,918,000	356,787,000	10,000
Multifamily	—	—	—	—	93,476,000	93,476,000	—
Municipal	31,000	—	—	31,000	51,392,000	51,423,000	—
Residential
Term	254,000	818,000	728,000	1,800,000	673,055,000	674,855,000	360,000
Construction	—	—	—	—	32,358,000	32,358,000	—
Home Equity
Revolving and Term	495,000	95,000	26,000	616,000	103,410,000	104,026,000	—
Consumer	475,000	22,000	58,000	555,000	18,846,000	19,401,000	59,000
Total	$1,969,000	$979,000	$940,000	$3,888,000	$2,125,566,000	$2,129,454,000	$429,000
The First Bancorp - 2024 Form 10-K - Page 64

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
The following table presents the amortized costs basis of loans on nonaccrual status as of as of December 31, 2024 and 2023 is presented in the following table:

As of December 31,	2024			2023
	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual
Commercial
Real Estate Owner Occupied	$—	$553,000	$553,000	$—	$—	$—
Real Estate Non-Owner Occupied	—	61,000	61,000	—	—	—
Construction	—	18,000	18,000	—	29,000	29,000
C&I	1,359,000	336,000	1,695,000	354,000	184,000	538,000
Multifamily	—	—	—	—	—	—
Agriculture	—	31,000	31,000	—	—	—
Municipal	—	—	—	—	—	—
Residential
Term	—	1,599,000	1,599,000	304,000	1,011,000	1,315,000
Construction	—	—	—	—	—	—
Home Equity
Revolving and Term	—	291,000	291,000	—	296,000	296,000
Consumer	—	—	—	—	—	—
Total	$1,359,000	$2,889,000	$4,248,000	$658,000	$1,520,000	$2,178,000
For the years ended December 31, 2024 and 2023, interest income which would have been recognized on these loans, if interest had been accrued, was $172,000 and $142,000. Loans more than 90 days past due accruing interest totaled $1,020,000 at December 31, 2024 and $429,000 at December 31, 2023. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Individually Analyzed Loans: IAL include loans with balances of $250,000 or more that have either been placed into nonaccrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.

The First Bancorp - 2024 Form 10-K - Page 65

The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2024 and 2023, by collateral type:

	December 31, 2024				December 31, 2023
	Collateral Type				Collateral Type
	Commercial Real Estate	Residential Real Estate	Other	Total	Commercial Real Estate	Residential Real Estate	Total
Commercial
Real estate owner occupied	$263,000	$—	$—	$263,000	$—	$—	$—
Real estate non-owner occupied	67,000	—	—	67,000	—	—	—
Construction	—	—	—	—	—	—	—
C&I	—	—	1,438,000	1,438,000	—	—	—
Multifamily	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—
Residential
Term	—	558,000	—	558,000	—	685,000	685,000
Construction	—	—	—	—	—	—	—
Home Equity
Revolving and term	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$330,000	$558,000	$1,438,000	$2,326,000	$—	$685,000	$685,000
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

The following tables represent loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the year ended December 31, 2024:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$633,000	$—	$—	$—	$—	0.18%
Construction	69,000	—	—	—	—	0.08%
C&I	169,000	13,000	—	—	54,000	0.06%
Multifamily	1,932,000	—	—	—	—	1.75%
Residential
Term	1,019,000	127,000	—	—	—	0.16%
Home Equity
Revolving and term	—	—	—	—	66,000	0.06%
Total	$3,822,000	$140,000	$—	$—	$120,000

The First Bancorp - 2024 Form 10-K - Page 66

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2024:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan
Construction	Temporary payment accommodation, payments deferred to end of loan
C&I	Temporary payment accommodation, payments deferred to end of loan
Multifamily	Temporary payment accommodation, payments deferred to end of loan
Residential
Term	Temporary payment accommodation, payments deferred to end of loan

Term Extension
Financial Effect
Commercial
C&I	Extended Term 12 months
Residential
Term	Extended Term 24 months

Payment Deferral & Term Extension
Financial Effect
Commercial
C&I	Temporary payment accommodation, payments deferred to end of loan - Extended Term 90 days
Home Equity
Revolving and term	Temporary payment accommodation, payments deferred to end of loan - Extended Term 60 days

The following tables represent loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the year ended December 31, 2023:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$—	$—	$—	$786,000	0.25%
C&I	114,000	—	—	—	174,000	0.09%
Consumer	23,000	13,000	—	—	—	0.19%
Total	$137,000	$13,000	$—	$—	$960,000

The First Bancorp - 2024 Form 10-K - Page 67

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023:

Payment Deferral
Financial Effect
Commercial
C&I	Temporary payment accommodation, payments deferred to end of loan
Consumer	Temporary payment accommodation, payments deferred to end of loan

Term Extension
Financial Effect
Consumer	Extended Term 90 days

Payment Deferral & Term Extension
Financial Effect
Commercial
Commercial real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan - Extended Term 90 days
C&I	Temporary payment accommodation, payments deferred to end of loan - Extended Term 90 days

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the year ended December 31, 2024:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$633,000	$—	$—	$—
Real estate non-owner occupied	—	—	—	—
Construction	69,000	—	—	—
C&I	236,000	—	—	—
Multifamily	1,932,000	—	—	—
Agriculture	—	—	—	—
Residential
Term	570,000	127,000	449,000	—
Home Equity
Revolving and term	66,000	—	—	—
Consumer	—	—	—	—
Total	$3,506,000	$127,000	$449,000	$—

The First Bancorp - 2024 Form 10-K - Page 68

The following table depicts loans that were modified in 2023 which defaulted upon the modified terms during 2024:

	Payment Status (Amortized Cost Basis)
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$502,000	$—	$283,000
C&I	—	—	35,000
Consumer	—	—	13,000
Total	$502,000	$—	$331,000

The following table depicts the performance of loans that have been modified during 2023 as of December 31, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$786,000	$—	$—	$—
C&I	269,000	19,000	—	—
Consumer	36,000	—	—	—
Total	$1,091,000	$19,000	$—	$—

Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2024, there were three mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $192,000. This compares to five mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $400,000 as of December 31, 2023.

Note 6. Allowance for Credit Losses
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

The First Bancorp - 2024 Form 10-K - Page 69

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
Agriculture - agriculture loans consist mostly of amortizing term loans and revolving lines of credit made to borrowers in agriculture related industries. For the Company, this includes loans made to land-based agricultural production and to participants in the fishing industry. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Loans are primarily paid by the cash flow generated from the agricultural property or operation of equipment. Risk factors typically include competitive market forces, overall economic demand for the product, and may be further influenced by weather conditions which impact growing and/or harvesting, or other factors such as changes in government regulation(s).
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
Residential Real Estate Construction - residential construction loans typically consist of loans for the purpose of constructing single family residences to be owned and occupied by the borrower. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Residential construction loans normally have construction terms one year or less and payment during the construction term is typically on an interest only basis from sources including interest reserves, borrower liquidity, and/or income. Residential construction loans will typically convert to permanent financing from the Company or have another financing commitment in place from an acceptable mortgage lender. Collateral valuation and loan-to-value guidelines are consistent with those for residential term loans. Residential construction loans are impacted by factors similar to those for residential real estate term loans in addition to risks related to contractor financial capacity and ability to complete a project within acceptable time frames and within budget.
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

The First Bancorp - 2024 Form 10-K - Page 70

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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 46.9% of total Bank capital as of December 31, 2024 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 224.7% of total Bank capital at December 31, 2024, below the regulatory guidance of 300.0% of total Bank capital.

The First Bancorp - 2024 Form 10-K - Page 71

Composition of the ACL: The following table summarizes the composition of the ACL, by class of financing receivable and allowance, as of December 31, 2024 and 2023:

As of December 31,	2024	2023
Allowance for Individually Analyzed Loans
Commercial
Real estate owner occupied	$—	$—
Real estate non-owner occupied	—	—
Construction	—	—
C&I	1,047,000	223,000
Multifamily	—	—
Agriculture	—	—
Municipal	—	—
Residential
Term	—	41,000
Construction	—	—
Home Equity
Revolving and term	—	—
Consumer	—	—
Total	$1,047,000	$264,000
Allowance for Pooled Loans
Commercial
Real estate owner occupied	$5,045,000	$4,633,000
Real estate non-owner occupied	4,829,000	4,285,000
Construction	944,000	1,978,000
C&I	4,317,000	4,778,000
Multifamily	1,239,000	1,318,000
Agriculture	605,000	—
Municipal	262,000	334,000
Residential
Term	5,241,000	4,950,000
Construction	474,000	618,000
Home Equity
Revolving and term	686,000	626,000
Consumer	182,000	246,000
Total	$23,824,000	$23,766,000
Total Allowance for Credit Losses
Commercial
Real estate owner occupied	$5,045,000	$4,633,000
Real estate non-owner occupied	4,829,000	4,285,000
Construction	944,000	1,978,000
C&I	5,364,000	5,001,000
Multifamily	1,239,000	1,318,000
Agriculture	605,000	—
Municipal	262,000	334,000
Residential
Term	5,241,000	4,991,000
Construction	474,000	618,000
Home Equity
Revolving and term	686,000	626,000
Consumer	182,000	246,000
Total	$24,871,000	$24,030,000

The First Bancorp - 2024 Form 10-K - Page 72

A breakdown of the ACL as of December 31, 2024 and 2023, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2024	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,355,000	$690,000	$5,045,000
Real estate non-owner occupied	—	4,237,000	592,000	4,829,000
Construction	—	786,000	158,000	944,000
C&I	1,047,000	3,744,000	573,000	5,364,000
Multifamily	—	1,108,000	131,000	1,239,000
Agriculture	—	449,000	156,000	605,000
Municipal	—	35,000	227,000	262,000
Residential
Term	—	4,811,000	430,000	5,241,000
Construction	—	414,000	60,000	474,000
Home Equity
Revolving and term	—	600,000	86,000	686,000
Consumer	—	175,000	7,000	182,000
	$1,047,000	$20,714,000	$3,110,000	$24,871,000

As of December 31, 2023	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$3,891,000	$742,000	$4,633,000
Real estate non-owner occupied	—	3,759,000	526,000	4,285,000
Construction	—	1,849,000	129,000	1,978,000
C&I	223,000	4,238,000	540,000	5,001,000
Multifamily	—	1,237,000	81,000	1,318,000
Municipal	—	307,000	27,000	334,000
Residential
Term	41,000	4,224,000	726,000	4,991,000
Construction	—	642,000	(24,000)	618,000
Home Equity
Revolving and term	—	469,000	157,000	626,000
Consumer	—	217,000	29,000	246,000
	$264,000	$20,833,000	$2,933,000	$24,030,000
The ACL as a percent of total loans stood at 1.06% as of December 31, 2024, compared to 1.13% of total loans as of December 31, 2023.

The First Bancorp - 2024 Form 10-K - Page 73

Off-Balance Sheet Credit Exposures: In the ordinary course of business, the Company enters into commitments to extend credit, including construction lines of credit, revolving lines of credit, written commitments to provide financing, commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense and any adjustment is recognized in net income. To appropriately measure expected credit losses, management disaggregates off-balance sheet credit exposures into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company’s own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on off-balance sheet credit exposures as of the reporting date. The Company’s ACL on unfunded commitments is recognized as a liability, included within other liabilities on the consolidated balance sheets.

The following table presents the activity in the ACL for off-balance sheet credit exposures for the years ended December 31, 2024 and 2023:

For the years ended December 31,	2024	2023
Allowance for credit losses:
Beginning balance	$1,255,000	$100,000
Impact of adopting ASC 326	—	1,297,000
Credit loss reduction	(541,000)	(142,000)
Total ending allowance balance	$714,000	$1,255,000

The First Bancorp - 2024 Form 10-K - Page 74

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

The First Bancorp - 2024 Form 10-K - Page 75

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$47,724	$62,376	$77,469	$39,635	$26,448	$81,529	$10,727	$1,126	$347,034
Special Mention (risk rating 6)	125	3,026	5,334	—	195	1,603	50	—	10,333
Substandard (risk rating 7)	41	261	—	257	160	502	—	—	1,221
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	47,890	65,663	82,803	39,892	26,803	83,634	10,777	1,126	358,588
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate non-owner occupied
Pass (risk rating 1-5)	33,083	29,546	72,025	113,630	45,421	96,778	11,241	1,520	403,244
Special Mention (risk rating 6)	—	62	—	44	—	199	—	—	305
Substandard (risk rating 7)	289	—	—	—	—	61	—	—	350
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	33,372	29,608	72,025	113,674	45,421	97,038	11,241	1,520	403,899
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	36,478	22,629	26,650	7,826	1,356	2,314	—	—	97,253
Special Mention (risk rating 6)	—	—	2,007	44	—	199	—	—	2,250
Substandard (risk rating 7)	145	—	—	69	—	—	—	—	214
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	36,623	22,629	28,657	7,939	1,356	2,513	—	—	99,717
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	69,543	50,204	45,986	39,217	14,958	25,284	114,567	778	360,537
Special Mention (risk rating 6)	25	15	561	478	723	—	900	—	2,702
Substandard (risk rating 7)	473	1,227	356	30	15	19	200	—	2,320
Doubtful (risk rating 8)	—	—	—	—	—	258	—	—	258
Total C&I	70,041	51,446	46,903	39,725	15,696	25,561	115,667	778	365,817
Current period gross write-offs	—	(128)	(39)	(72)	(47)	(165)	—	—	(451)
Agriculture
Pass (risk rating 1-5)	11,694	2,749	5,790	3,835	14,651	6,023	4,546	215	49,503
Special Mention (risk rating 6)	—	474	—	52	—	152	600	—	1,278
Substandard (risk rating 7)	—	75	731	30	—	602	—	—	1,438
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	11,694	3,298	6,521	3,917	14,651	6,777	5,146	215	52,219
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Multifamily
Pass (risk rating 1-5)	14,048	13,102	33,558	17,335	14,483	12,152	781	—	105,459
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	1,020	1,341	912	—	—	—	3,273
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	14,048	13,102	34,578	18,676	15,395	12,152	781	—	108,732
Current period gross write-offs	—	—	—	—	—	—	—	—	—

The First Bancorp - 2024 Form 10-K - Page 76

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Municipal
Pass (risk rating 1-5)	9,503	18,642	4,017	3,822	8,498	17,345	—	—	61,827
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	9,503	18,642	4,017	3,822	8,498	17,345	—	—	61,827
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	56,378	94,816	148,877	130,413	84,028	192,466	2,109	121	709,208
Non-performing	—	—	297	257	380	665	—	—	1,599
Total Term	56,378	94,816	149,174	130,670	84,408	193,131	2,109	121	710,807
Current period gross write-offs	—	—	—	—	—	(37)	—	—	(37)
Construction
Performing	26,386	7,487	925	—	683	—	—	—	35,481
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	26,386	7,487	925	—	683	—	—	—	35,481
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	12,449	8,917	8,310	1,894	1,021	1,857	79,132	9,192	122,772
Non-performing	—	—	—	—	—	96	15	180	291
Total Home Equity Revolving and Term	12,449	8,917	8,310	1,894	1,021	1,953	79,147	9,372	123,063
Current period gross write-offs	—	—	—	—	—	(7)	—	—	(7)
Consumer
Performing	3,146	2,438	1,218	734	1,114	5,805	6,335	—	20,790
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	3,146	2,438	1,218	734	1,114	5,805	6,335	—	20,790
Current period gross write-offs	(13)	(53)	(72)	(39)	(20)	(55)	—	—	(252)
Total loans	$321,530	$318,046	$435,131	$360,943	$215,046	$445,909	$231,203	$13,132	$2,340,940

The First Bancorp - 2024 Form 10-K - Page 77

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$64,693	$73,920	$40,782	$28,716	$29,856	$59,236	$8,993	$—	$306,196
Special Mention (risk rating 6)	1,903	—	—	—	5,605	313	—	—	7,821
Substandard (risk rating 7)	283	—	—	—	503	16	—	—	802
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	66,879	73,920	40,782	28,716	35,964	59,565	8,993	—	314,819
Current period gross write-offs	—	—	—	—	—	(40)	—	—	(40)
Real estate non-owner occupied
Pass (risk rating 1-5)	30,666	70,442	129,299	47,959	27,159	83,820	4,230	—	393,575
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	61	—	—	61
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	30,666	70,442	129,299	47,959	27,159	83,881	4,230	—	393,636
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	29,781	45,130	8,705	1,581	1,034	2,373	—	—	88,604
Special Mention (risk rating 6)	—	—	69	—	—	—	—	—	69
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	29,781	45,130	8,774	1,581	1,034	2,373	—	—	88,673
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	49,147	61,628	51,848	33,955	6,103	32,032	87,949	973	323,635
Special Mention (risk rating 6)	23,970	3,414	267	546	—	3,373	330	—	31,900
Substandard (risk rating 7)	126	354	35	—	180	455	102	—	1,252
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	73,243	65,396	52,150	34,501	6,283	35,860	88,381	973	356,787
Current period gross write-offs	—	(114)	—	—	(16)	(23)	—	—	(153)
Multifamily
Pass (risk rating 1-5)	12,046	30,565	18,053	15,033	5,540	8,527	416	—	90,180
Special Mention (risk rating 6)	—	1,020	—	912	—	—	—	—	1,932
Substandard (risk rating 7)	—	—	1,364	—	—	—	—	—	1,364
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	12,046	31,585	19,417	15,945	5,540	8,527	416	—	93,476
Current period gross write-offs	—	—	—	—	—	—	—	—	—

The First Bancorp - 2024 Form 10-K - Page 78

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Municipal
Pass (risk rating 1-5)	20,210	4,741	3,982	9,775	5,156	7,559	—	—	51,423
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	20,210	4,741	3,982	9,775	5,156	7,559	—	—	51,423
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	65,605	156,495	140,254	93,774	39,896	174,341	3,046	129	673,540
Non-performing	—	304	—	40	300	671	—	—	1,315
Total Term	65,605	156,799	140,254	93,814	40,196	175,012	3,046	129	674,855
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	25,007	6,012	—	1,339	—	—	—	—	32,358
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	25,007	6,012	—	1,339	—	—	—	—	32,358
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	10,519	9,319	2,031	1,197	584	1,655	68,006	10,419	103,730
Non-performing	—	—	—	—	—	112	19	165	296
Total Home Equity Revolving and Term	10,519	9,319	2,031	1,197	584	1,767	68,025	10,584	104,026
Current period gross write-offs	—	(50)	—	—	—	—	—	—	(50)
Consumer
Performing	3,664	2,042	1,175	1,794	455	4,564	5,707	—	19,401
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	3,664	2,042	1,175	1,794	455	4,564	5,707	—	19,401
Current period gross write-offs	(5)	(46)	(31)	(30)	(7)	(75)	—	—	(194)
Total loans	$337,620	$465,386	$397,864	$236,621	$122,371	$379,108	$178,798	$11,686	$2,129,454

The First Bancorp - 2024 Form 10-K - Page 79

The following table presents ACL activity by class for the year ended December 31, 2024:

	Commercial						Municipal	Residential		Home Equity	Consumer	Total
Dollars in thousands	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and Term
For the year ended December 31, 2024
Beginning balance	$4,633	$4,285	$1,978	$5,001	$1,318	$—	$334	$4,991	$618	$626	$246	$24,030
Chargeoffs	—	—	—	(451)	—	—	—	(37)	—	(7)	(252)	(747)
Recoveries	100	—	—	25	—	—	—	32	—	24	103	284
Credit loss (reduction) expense	312	544	(1,034)	789	(79)	605	(72)	255	(144)	43	85	1,304
Ending balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
The following table presents ACL activity by class for the year ended December 31, 2023:

	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
Dollars in thousands	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the year ended December 31, 2023
Beginning balance prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Chargeoffs	(40)	—	—	(153)	—	—	—	—	(50)	(194)	—	(437)
Recoveries	2	75	—	3	—	—	14	—	13	97	—	204
Credit loss (reduction) expense	241	(105)	214	409	134	40	540	(316)	90	83	—	1,330
Impact of adopting ASC 326	$(1,686)	$4,315	$943	$1,645	$1,184	$132	$1,878	$735	$(456)	$(802)	$(1,678)	$6,210
Ending balance	$4,633	$4,285	$1,978	$5,001	$1,318	$334	$4,991	$618	$626	$246	$—	$24,030
As of December 31, 2024 and 2023, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

Macroeconomic (loss) drivers: The following loss drivers for each loan segment were used to calculate the expected probability of default over the forecast and reversion period:

•Commercial Real Estate Owner Occupied: FOMC median forecasts of national unemployment
•Commercial Real Estate Non-Owner Occupied: FOMC median forecasts of national unemployment
•Commercial Construction: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial & Industrial: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial Multifamily: FOMC median forecast of national unemployment
•Commercial Agriculture: FOMC median forecasts of national unemployment and change in national real GDP
•Municipal: Probability of default is measured based upon an index supplied by a nationally recognized ratings agency
•Residential Real Estate Term: FOMC median forecasts of national unemployment
•Residential Real Estate Construction: FOMC median forecast of national unemployment and change in national real GDP
•Home Equity Revolving & Term: FOMC median forecasts of national unemployment
•Consumer: FOMC median forecasts of national unemployment and change in national GDP
Reasonable and supportable forecast period: The ACL on loans estimate used a reasonable and supportable forecast period of one year.
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

The First Bancorp - 2024 Form 10-K - Page 80

The following table presents allowance for loan losses activity by class for the year ended December 31, 2022:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
Dollars in thousands	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2022
Beginning balance	$5,367	$746	$2,830	$157	$2,733	$148	$925	$833	$1,782	$15,521
Chargeoffs	—	—	(309)	—	(8)	—	(29)	(412)	—	(758)
Recoveries	20	—	13	—	29	—	4	144	—	210
Credit loss (reduction) expense	729	75	563	5	(195)	51	129	497	(104)	1,750
Ending balance	$6,116	$821	$3,097	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Ending balance specifically evaluated for impairment	$—	$—	$298,000	$—	$100,000	$—	$—	$—	$—	$398,000
Ending balance collectively evaluated for impairment	$6,116,000	$821,000	$2,799,000	$162,000	$2,459,000	$199,000	$1,029,000	$1,062,000	$1,678,000	$16,325,000
Related loan balances:
Ending balance	$699,340,000	$93,907,000	$319,359,000	$40,619,000	$597,404,000	$49,907,000	$93,075,000	$21,063,000	$—	$1,914,674,000
Ending balance specifically evaluated for impairment	$1,236,000	$685,000	$846,000	$—	$3,089,000	$—	$304,000	$—	$—	$6,160,000
Ending balance collectively evaluated for impairment	$698,104,000	$93,222,000	$318,513,000	$40,619,000	$594,315,000	$49,907,000	$92,771,000	$21,063,000	$—	$1,908,514,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2024	2023
Land	$6,232,000	$6,319,000
Land improvements	2,043,000	1,960,000
Buildings	33,033,000	32,180,000
Equipment	11,217,000	11,161,000
	52,525,000	51,620,000
Less accumulated depreciation	24,670,000	22,936,000
Total premises and equipment	$27,855,000	$28,684,000

Future minimum receipts under lease agreements at December 31, 2024 by year and in the aggregate are:

2025	$116,000
2026	116,000
2027	116,000
2028	4,000
2029	4,000
Thereafter	8,000
$364,000

Leases
The Company enters into operating leases in the normal course of business primarily for bank branch locations. The Company's operating leases have remaining terms ranging from four to 20 years, including options to renew.

The First Bancorp - 2024 Form 10-K - Page 81

The right‑of‑use asset and lease liability by lease type, and the associated balance sheet classifications as of December 31, 2024 and 2023 were as follows:

Balance Sheet Classification
		2024	2023
Right-of-use assets:
Operating leases	Premises and equipment, net	$565,000	$652,000

Lease liabilities:
Operating leases	Other liabilities	$565,000	$652,000

Supplemental Lease Information

As of December 31,	2024	2023
Operating lease weighted average remaining lease term (years)	14.7	14.5
Operating lease weighted average discount rate	1.73%	1.69%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$97,000	$97,000

Lease expense for the year ended December 31, 2024 related to these leases was $97,000. There was $97,000 in lease expense for 2023 and $97,000 for 2022.
Future lease payments for operating leases with initial terms of one year or more as of December 31, 2024 are as follows:

2025	$97,000
2026	91,000
2027	28,000
2028	28,000
2029	28,000
Thereafter	375,000

Total undiscounted lease payments	647,000
Less: imputed interest	82,000
Net lease liability	$565,000

Note 8. Other Real Estate Owned

The following summarizes OREO:

As of December 31,	2024	2023
Real estate acquired in settlement of loans	$208,000	$—

Changes in the allowance for losses from OREO were as follows:

For the years ended December 31,	2024	2023	2022
Balance at beginning of year	$—	$—	$—
Losses charged to allowance	—	—	—
Provision	35,000	—	—
Balance at end of year	$35,000	$—	$—

The First Bancorp - 2024 Form 10-K - Page 82

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2024	2023	2022
Federal income tax
Current	$4,986,000	$7,011,000	$7,912,000
Deferred	20,000	(1,360,000)	(127,000)
	5,006,000	5,651,000	7,785,000
State franchise tax	533,000	533,000	611,000
	$5,539,000	$6,184,000	$8,396,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2024	2023	2022
Expected tax expense	$6,843,000	$7,498,000	$9,951,000
Non-taxable income	(1,399,000)	(1,481,000)	(1,756,000)
State franchise tax, net of federal tax benefit	421,000	421,000	483,000
Equity compensation	(35,000)	(27,000)	(54,000)
Tax credits, net of amortization	(253,000)	(201,000)	(203,000)
Other	(38,000)	(26,000)	(25,000)
	$5,539,000	$6,184,000	$8,396,000
Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2024 and 2023 are as follows:

	2024	2023
Allowance for credit losses	$5,414,000	$5,380,000
OREO	7,000	—
Accrued pension and post-retirement	718,000	752,000
Unrealized loss on securities available for sale	11,343,000	10,520,000
Unrealized loss on derivative instruments	1,020,000	913,000
Unrealized loss on securities transferred from available for sale to held to maturity	12,000	15,000
Restricted stock grants	367,000	323,000
Core deposit intangible	25,000	29,000
Investment in flow through entities	141,000	99,000
Other assets	26,000	24,000
Total deferred tax asset	19,073,000	18,055,000
Net deferred loan costs	(2,826,000)	(2,599,000)
Depreciation	(2,253,000)	(2,383,000)
Goodwill	(371,000)	(319,000)
Mortgage servicing rights	(398,000)	(457,000)
Unrealized gain on derivative instruments	(1,062,000)	(993,000)
Prepaid expense	(292,000)	(276,000)
Total deferred tax liability	(7,202,000)	(7,027,000)
Net deferred tax asset	$11,871,000	$11,028,000

The First Bancorp - 2024 Form 10-K - Page 83

The Company invests in low income housing and historical tax credit structures. At December 31, 2024 and 2023, the carrying value of these investments was $2,069,000 and $1,453,000, respectively, and is recorded in other assets. Total unfunded commitments related to the investments in tax credit structures totaled $2,826,000 and $670,000 at December 31, 2024 and 2023, respectively. The company expects to fulfill these commitments during 2025 and 2026. Amortization of the investments in these entities totaled $1,029,000 and $303,000 for the years ended December 31, 2024 and 2023, respectively, and is recognized as a component of income tax expense in the consolidated statements of income and shown as amortization of investments in tax credit structures on the consolidated statements of cash flows. The tax credits from the investments are estimated at $1,228,000 and $466,000 for the years ended December 31, 2024 and 2023, respectively, and are recorded as a reduction of income tax expense.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2021 through 2024.

Note 10. Certificates of Deposit

The following table represents the breakdown of CDs at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Certificates of deposit < $100,000	$702,632,000	$646,818,000
Certificates $100,000 to $250,000	225,106,000	251,192,000
Certificates $250,000 and over	187,073,000	172,237,000
	$1,114,811,000	$1,070,247,000

At December 31, 2024, the scheduled maturities of CDs are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2025	$323,873,000	$396,710,000	$720,583,000
2026	194,898,000	10,338,000	205,236,000
2027	103,729,000	4,255,000	107,984,000
2028	78,855,000	626,000	79,481,000
2029	1,277,000	250,000	1,527,000
	$702,632,000	$412,179,000	$1,114,811,000

The First Bancorp - 2024 Form 10-K - Page 84

Note 11. Borrowed Funds

Borrowed funds may consist of Discount Window borrowings from the FRB, advances from the FHLB and securities sold under agreements to repurchase with customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2024 had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to three days. The Bank also has in place $101,000,000 in credit lines with correspondent banks and a credit facility of $319,000,000 with the FRBB using securities, commercial loans and home equity loans as collateral. Of the correspondent bank and FRB credit lines, none were in use as of December 31, 2024.

Borrowed funds at December 31, 2024 and 2023 have the following range of interest rates and maturity dates:

As of December 31, 2024
Federal Home Loan Bank Advances
2025	0.00%	$—
2026	0.00%	—
2027	3.97%-4.12%	70,000,000
2028	0.00%	—
2029 and thereafter	2.89%	25,000,000
		95,000,000
Repurchase agreements
Municipal and commercial customers	0.05% - 5.00%	51,278,000
		$146,278,000

As of December 31, 2023
Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
2024	0.00% - 5.54%	$20,076,000
2025	0.00%	—
2026	0.00%	—
2026	0.00%	—
2028 and thereafter	0.00%	—
		20,076,000
Repurchase agreements
Municipal and commercial customers	0.05% - 5.05%	49,576,000
		$69,652,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $1,108,000, $1,067,000, and $977,000 in 2024, 2023, and 2022, respectively.

The First Bancorp - 2024 Form 10-K - Page 85

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years commencing upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $201,000 in 2024, $57,000 in 2023, and $308,000 in 2022. As of December 31, 2024 and 2023, the accrued liability of these plans was $2,578,000 and $2,664,000, respectively, and is recorded in other liabilities.

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

The following table sets forth the accumulated post-retirement benefit obligation and funded status:

At December 31,	2024	2023	2022
Change in benefit obligations
Benefit obligation at beginning of year:	$919,000	$1,050,000	$1,353,000
Interest cost	41,000	48,000	33,000
Benefits paid	(73,000)	(79,000)	(93,000)
Actuarial gain	(44,000)	(100,000)	(243,000)
Benefit obligation at end of year:	$843,000	$919,000	$1,050,000
Funded status
Benefit obligation at end of year	$(843,000)	$(919,000)	$(1,050,000)
Unamortized gain	(363,000)	(384,000)	(345,000)
Accrued benefit cost	$(1,206,000)	$(1,303,000)	$(1,395,000)
Weighted average discount rate as of December 31	5.30%	4.67%	4.75%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2024	2023	2022
Components of net periodic benefit cost
Interest cost	$41,000	$48,000	$33,000
Amortization of gains	(33,000)	—	—
Other settlement income	(31,000)	(33,000)	(31,000)
Net periodic benefit (credit) cost	$(23,000)	$15,000	$2,000
Weighted average discount rate for net periodic cost	4.67%	4.75%	2.50%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2025 is $90,000. For years ending 2026 through 2029, the estimated amount of benefits to be paid is $87,000, $83,000, $80,000 and $77,000, respectively, and the total estimated amount of benefits to be paid for years ended 2030 through 2033 is $338,000. Per actuarial projections, plan expense for 2025 is estimated to be $0.

The First Bancorp - 2024 Form 10-K - Page 86

In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

At December 31,	2024	2023	Portion to Be Recognized in Income in 2024
Unamortized net actuarial gain	$363,000	$384,000	$—
Deferred tax expense at 21%	(76,000)	(81,000)	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income	$287,000	$303,000	$—

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on AFS securities included in OCI for the years ended December 31, 2024, 2023 and 2022.

For the years ended December 31,	2024	2023	2022
Balance at beginning of year	$(39,575,000)	$(44,718,000)	$(1,718,000)
Unrealized (losses) gains arising during the year	(3,919,000)	6,510,000	(54,424,000)
Reclassification of realized gains during the year	—	—	(7,000)
Related deferred taxes	823,000	(1,367,000)	11,431,000
Net change	(3,096,000)	5,143,000	(43,000,000)
Balance at end of year	$(42,671,000)	$(39,575,000)	$(44,718,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from AFS to HTM included in OCI for the years ended December 31, 2024, 2023, and 2022.

For the years ended December 31,	2024	2023	2022
Balance at beginning of year	$(56,000)	$(64,000)	$(87,000)
Amortization of net unrealized gains	11,000	10,000	29,000
Related deferred taxes	(2,000)	(2,000)	(6,000)
Net change	9,000	8,000	23,000
Balance at end of year	$(47,000)	$(56,000)	$(64,000)

The following table represents the effect of the Company's derivative financial instruments included in OCI for the years ended December 31, 2024, 2023, and 2022.

For the years ended December 31,	2024	2023	2022
Balance at beginning of year	$300,000	$544,000	$—
Unrealized (losses) gains on cash flow hedging derivatives arising during the year	(181,000)	(309,000)	689,000
Related deferred taxes	38,000	65,000	(145,000)
Net change	(143,000)	(244,000)	544,000
Balance at end of year	$157,000	$300,000	$544,000

The First Bancorp - 2024 Form 10-K - Page 87

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in OCI for the years ended December 31, 2024, 2023, and 2022:

For the years ended December 31,	2024	2023	2022
Unrecognized postretirement benefits at beginning of year	$303,000	$273,000	$105,000
Change in unamortized net actuarial gain	(21,000)	39,000	212,000
Related deferred taxes	5,000	(9,000)	(44,000)
Net change	(16,000)	30,000	168,000
Unrecognized postretirement benefits at end of year	$287,000	$303,000	$273,000

The reclassification of accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

The First Bancorp - 2024 Form 10-K - Page 88

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
The details of the interest rate swap agreements are as follows:

					December 31, 2024		December 31, 2023
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
4/27/2022	1/27/2024	USD-SOFR-COMPOUND	2.576%	Other Assets	$—	$—	$10,000,000	$22,000
4/27/2022	4/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	—	—	10,000,000	86,000
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	75,000,000	198,000	75,000,000	272,000
					$75,000,000	$198,000	$95,000,000	$380,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	$40,000,000	$(270,000)	$40,000,000	$(581,000)
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(216,000)	30,000,000	(598,000)
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(137,000)	30,000,000	(678,000)
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other Liabilities	50,000,000	(135,000)	50,000,000	(292,000)
					$150,000,000	$(758,000)	$150,000,000	$(2,149,000)
Total swap agreements					$225,000,000	$(560,000)	$245,000,000	$(1,769,000)

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

The First Bancorp - 2024 Form 10-K - Page 89

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
At December 31, 2024 there were ten customer loan swap arrangements in place. This compares to seven customer loan swap arrangements in place at December 31, 2023. The details of the Bank's customer loan swap arrangements are detailed below:

		December 31, 2024			December 31, 2023
	Presentation on Consolidated Balance Sheets	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	8	$43,415,000	$4,772,000	6	$36,286,000	$4,259,000
Pay Fixed, Receive Variable	Other Liabilities	2	4,342,000	(87,000)	1	5,048,000	(89,000)
Total		10	47,757,000	4,685,000	7	41,334,000	4,170,000
Receive Fixed, Pay Variable	Other Assets	2	4,342,000	87,000	1	5,048,000	89,000
Receive Fixed, Pay Variable	Other Liabilities	8	43,415,000	(4,772,000)	6	36,286,000	(4,259,000)
Total		10	47,757,000	(4,685,000)	7	41,334,000	(4,170,000)
Total		20	$95,514,000	$—	14	$82,668,000	$—
Derivative collateral
The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position, as requested. At December 31, 2024, there was no collateral posted on its swap contracts or required amount to be pledged.

The First Bancorp - 2024 Form 10-K - Page 90

Note 15. Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2024, 130,200 shares had been issued pursuant to these plans, leaving 119,800 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Prior to 2016, the Company had reserved 700,000 shares of its common stock to be made available to directors and employees who elected to participate in the stock purchase or savings investment plans. Sales of stock to directors and employees amounted to 18,535 shares in 2024, 17,472 shares in 2023, and 14,990 shares in 2022.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. The plan was amended in 2018 to reflect changes in its administration. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2024, 347,014 shares have been issued, leaving 252,986 shares available for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 15,908 shares in 2024, 14,418 shares in 2023, and 11,326 shares in 2022.
Proceeds from issuances of common stock under these plans totaled $867,000, $817,000 and $796,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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
As of December 31, 2024, 131,419 shares of restricted stock had been granted under the 2020 Plan, of which 86,468 shares remain restricted as of December 31, 2024 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2022	3.0	23,154	0.1
2022	2.5	1,250	0.1
2023	3.0	26,609	1.1
2023	2.0	3,196	0.1
2024	3.0	27,737	2.1
2024	2.0	1,869	1.1
2024	1.0	2,653	0.1
		86,468	1.1

The compensation cost related to these restricted stock grants was $2,516,000 and will be recognized over the vesting terms of each grant. In 2024, $895,000 of expense was recognized for these restricted shares, leaving $770,000 in unrecognized expense as of December 31, 2024. In 2023, $820,000 of expense was recognized for restricted shares, leaving $856,000 in unrecognized expense as of December 31, 2023.

The First Bancorp - 2024 Form 10-K - Page 91

Note 17. Earnings Per Share

The following table provides detail for basic EPS and diluted EPS for the years ended December 31, 2024, 2023 and 2022:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2024
Net income as reported	$27,045,000
Basic EPS: Income available to common shareholders	27,045,000	11,051,829	$2.45
Effect of dilutive securities: restricted stock		87,006
Diluted EPS: Income available to common shareholders plus assumed conversions	$27,045,000	11,138,835	$2.43
For the year ended December 31, 2023
Net income as reported	$29,518,000
Basic EPS: Income available to common shareholders	29,518,000	10,998,041	$2.68
Effect of dilutive securities: restricted stock		83,847
Diluted EPS: Income available to common shareholders plus assumed conversions	$29,518,000	11,081,888	$2.66
For the year ended December 31, 2022
Net income as reported	$38,990,000
Basic EPS: Income available to common shareholders	38,990,000	10,931,328	$3.56
Effect of dilutive securities: restricted stock		99,330
Diluted EPS: Income available to common shareholders plus assumed conversions	$38,990,000	11,030,658	$3.53
All EPS calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are shares of restricted stock granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted stock was vested at the end of each period.

The First Bancorp - 2024 Form 10-K - Page 92

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The Bank may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2025 will be 2025 earnings plus retained earnings of $27,938,000 from 2024 and 2023.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities AFS is generally not included in computing regulatory capital. The Company maintains its capital in accordance with the Basel III regulatory capital framework as approved by the federal banking agencies. To avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of December 31, 2024, the Company's capital conservation buffer was 5.22%, and met the minimum requirement of 2.5%.
As of December 31, 2024, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the Bank's category.

The First Bancorp - 2024 Form 10-K - Page 93

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2024
Tier 2 capital to	$288,343,000	$175,320,000	$219,150,000
risk-weighted assets	13.16%	8.00%	10.00%
Tier 1 capital to	$262,562,000	$131,490,000	$175,320,000
risk-weighted assets	11.98%	6.00%	8.00%
Common equity Tier 1 capital to	$262,562,000	$98,617,000	$142,447,000
risk-weighted assets	11.98%	4.50%	6.50%
Tier 1 capital to	$262,562,000	$126,185,000	$157,731,000
average assets	8.32%	4.00%	5.00%
As of December 31, 2023
Tier 2 capital to	$275,588,000	$161,881,000	$202,351,000
risk-weighted assets	13.62%	8.00%	10.00%
Tier 1 capital to	$250,289,000	$121,410,000	$161,881,000
risk-weighted assets	12.37%	6.00%	8.00%
Common equity Tier 1 capital to	$250,289,000	$91,058,000	$131,528,000
risk-weighted assets	12.37%	4.50%	6.50%
Tier 1 capital to	$250,289,000	$118,891,000	$148,614,000
average assets	8.43%	4.00%	5.00%

The First Bancorp - 2024 Form 10-K - Page 94

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2024
Tier 2 capital to	$289,745,000	$175,320,000	n/a
risk-weighted assets	13.22%	8.00%	n/a
Tier 1 capital to	$263,964,000	$131,490,000	n/a
risk-weighted assets	12.04%	6.00%	n/a
Common equity Tier 1 capital to	$263,964,000	$98,617,000	n/a
risk-weighted assets	12.04%	4.50%	n/a
Tier 1 capital to	$263,964,000	$124,641,000	n/a
average assets	8.47%	4.00%	n/a
As of December 31, 2023
Tier 2 capital to	$276,402,000	$161,881,000	n/a
risk-weighted assets	13.66%	8.00%	n/a
Tier 1 capital to	$251,278,000	$121,410,000	n/a
risk-weighted assets	12.42%	6.00%	n/a
Common equity Tier 1 capital to	$251,278,000	$91,058,000	n/a
risk-weighted assets	12.42%	4.50%	n/a
Tier 1 capital to	$251,278,000	$116,727,000	n/a
average assets	8.61%	4.00%	n/a

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
Commitments for unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2024, 2023 or 2022.
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

The First Bancorp - 2024 Form 10-K - Page 95

At December 31, 2024 and 2023, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2024	2023
Unused lines, collateralized by residential real estate	$110,675,000	$106,858,000
Other unused commitments	120,870,000	132,190,000
Standby letters of credit	6,772,000	5,493,000
Commitments to extend credit	50,922,000	75,899,000
Total	$289,239,000	$320,440,000

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
At December 31, 2024, the Bank had one outstanding off-balance sheet, derivative instrument, designated as a cash flow hedge and four off-balance sheet, derivative instruments, designated as asset hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $75,000,000 and $150,000,000, respectively, and an unrealized loss of $442,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2024, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.
The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third-party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of December 31, 2024, the Bank had ten customer loan swap contracts in place with a total notional value of $95,514,000.

Note 20. Fair Value Disclosures

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities AFS are recorded at fair value on a recurring basis. Other assets, such as other real estate owned and IAL, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities, which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows:
Level 1 - Valuation is based upon quoted prices for identical instruments in active markets.
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

The First Bancorp - 2024 Form 10-K - Page 96

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

Other Real Estate Owned
Real estate acquired through foreclosure is initially recorded at fair value. The fair value of OREO is based on property appraisals and an analysis of sales prices of similar properties currently available. As such, the Company records OREO as nonrecurring Level 2.

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2024 and 2023, the Company has assessed the

The First Bancorp - 2024 Form 10-K - Page 97

significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,796,000	$—	$19,796,000
Mortgage-backed securities	—	219,382,000	—	219,382,000
State and political subdivisions	—	33,252,000	—	33,252,000
Asset-backed securities	—	2,250,000	—	2,250,000
Total securities available for sale	—	274,680,000	—	274,680,000
Interest rate swap agreements	—	198,000	—	198,000
Customer loan interest swap agreements	—	4,859,000	—	4,859,000
Total interest rate swap agreements	—	5,057,000	—	5,057,000
Total assets	$—	$279,737,000	$—	$279,737,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$758,000	$—	$758,000
Customer loan interest swap agreements	—	4,859,000	—	4,859,000
Total liabilities	$—	$5,617,000	$—	$5,617,000
The First Bancorp - 2024 Form 10-K - Page 98

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,830,000	$—	$19,830,000
Mortgage-backed securities	—	224,597,000	—	224,597,000
State and political subdivisions	—	34,645,000	—	34,645,000
Asset-backed securities	—	2,981,000	—	2,981,000
Total securities available for sale	—	282,053,000	—	282,053,000
Interest rate swap agreements	—	380,000	—	380,000
Customer loan interest swap agreements	—	4,348,000	—	4,348,000
Total interest rate swap agreements	—	4,728,000	—	4,728,000
Total assets	$—	$286,781,000	$—	$286,781,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,149,000	$—	$2,149,000
Customer loan interest swap agreements	—	4,348,000	—	4,348,000
Total liabilities	$—	$6,497,000	$—	$6,497,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve at at December 31, 2024 and 2023. OREO is presented net of an allowance of $35,000 at December 31, 2024. There was no OREO or related allowance at December 31, 2023. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. IAL below are presented net of specific allowances of $821,000 and $19,000 at December 31, 2024 and 2023, respectively.

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,054,000	$—	$3,054,000
Other real estate owned	—	173,000	—	173,000
Individually analyzed loans	—	538,000	—	538,000
Total assets	$—	$3,765,000	$—	$3,765,000

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,583,000	$—	$3,583,000
Individually analyzed loans	—	285,000	—	285,000
Total assets	$—	$3,868,000	$—	$3,868,000

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

The First Bancorp - 2024 Form 10-K - Page 99

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
The carrying amounts and estimated fair values for financial instruments as of December 31, 2024 were as follows:

	Carrying	Estimated
As of December 31, 2024	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$369,704,000	$314,993,000	$—	$314,993,000	$—
Loans held for sale	—	—	—	—	—
Loans (net of allowance for credit losses)
Commercial
Real estate	752,613,000	720,898,000	—	—	720,898,000
Construction	98,773,000	94,611,000	—	—	94,611,000
Other	519,560,000	513,417,000	—	538,000	512,879,000
Municipal	61,565,000	57,657,000	—	—	57,657,000
Residential
Term	705,566,000	643,402,000	—	—	643,402,000
Construction	35,007,000	34,631,000	—	—	34,631,000
Home equity line of credit	122,377,000	119,930,000	—	—	119,930,000
Consumer	20,608,000	18,274,000	—	—	18,274,000
Total loans	2,316,069,000	2,202,820,000	—	538,000	2,202,282,000
Mortgage servicing rights	1,894,000	3,054,000	—	3,054,000	—
Financial liabilities
Local certificates of deposit	$385,897,000	$365,937,000	$—	$365,937,000	$—
National certificates of deposit	728,914,000	747,681,000	—	747,681,000	—
Total certificates of deposit	1,114,811,000	1,113,618,000	—	1,113,618,000	—
Repurchase agreements	51,278,000	51,181,000	—	51,181,000	—
Other borrowed funds	95,000,000	95,066,000	—	95,066,000	—
Total borrowed funds	146,278,000	146,247,000	—	146,247,000	—

The First Bancorp - 2024 Form 10-K - Page 100

The carrying amounts and estimated fair values for financial instruments as of December 31, 2023 were as follows:

	Carrying	Estimated
As of December 31, 2023	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$385,235,000	$338,570,000	$—	$338,570,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	699,537,000	658,732,000	—	—	658,732,000
Construction	86,695,000	81,638,000	—	—	81,638,000
Other	443,944,000	431,067,000	—	—	431,067,000
Municipal	51,089,000	46,806,000	—	—	46,806,000
Residential
Term	669,864,000	595,033,000	—	285,000	594,748,000
Construction	31,740,000	31,131,000	—	—	31,131,000
Home equity line of credit	103,400,000	102,858,000	—	—	102,858,000
Consumer	19,155,000	16,963,000	—	—	16,963,000
Total loans	2,105,424,000	1,964,228,000	—	285,000	1,963,943,000
Mortgage servicing rights	2,177,000	3,583,000	—	3,583,000	—
Financial liabilities
Local certificates of deposit	$293,466,000	$362,555,000	$—	$362,555,000	$—
National certificates of deposit	776,781,000	699,919,000	—	699,919,000	—
Total certificates of deposit	1,070,247,000	1,062,474,000	—	1,062,474,000	—
Repurchase agreements	49,576,000	49,462,000	—	49,462,000	—
Other borrowed funds	20,076,000	20,074,000	—	20,074,000	—
Total borrowed funds	69,652,000	69,536,000	—	69,536,000	—

Note 21. Other Operating Income and Expense

There were no items within Other Operating Income that totaled more than 1% of revenues. Other operating expense includes the following items greater than 1% of revenues:

For the years ended December 31,	2024	2023	2022
Other operating expense
Advertising and marketing expense	$1,225,000	$1,187,000	$1,296,000
ATM and interchange expense	1,871,000	1,714,000	1,568,000

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

The First Bancorp - 2024 Form 10-K - Page 101

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2024	2023
Assets
Cash and cash equivalents	$1,074,000	$667,000
Dividends receivable	3,900,000	3,750,000
Investment in subsidiary	223,532,000	214,531,000
Goodwill	27,559,000	27,559,000
Other assets	462,000	460,000
Total assets	$256,527,000	$246,967,000
Liabilities and shareholders' equity
Dividends payable	$4,016,000	$3,884,000
Other liabilities	18,000	4,000
Total liabilities	4,034,000	3,888,000
Shareholders' equity
Common stock	112,000	111,000
Additional paid-in capital	71,832,000	70,071,000
Retained earnings	180,549,000	172,897,000
Total shareholders' equity	252,493,000	243,079,000
Total liabilities and shareholders' equity	$256,527,000	$246,967,000

The First Bancorp - 2024 Form 10-K - Page 102

Statements of Income

For the years ended December 31,	2024	2023	2022
Other operating income	$—	$—	$3,000
Total income	—	—	3,000
Other operating expense	1,313,000	1,202,000	1,166,000
Total expense	1,313,000	1,202,000	1,166,000
Loss before income taxes and Bank earnings	(1,313,000)	(1,202,000)	(1,163,000)
Applicable income taxes	(311,000)	(279,000)	(299,000)
Loss before Bank earnings	(1,002,000)	(923,000)	(864,000)
Equity in earnings of Bank
Remitted	15,800,000	14,750,000	14,000,000
Unremitted	12,247,000	15,691,000	25,854,000
Net income	$27,045,000	$29,518,000	$38,990,000

Statements of Cash Flows

For the years ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$27,045,000	$29,518,000	$38,990,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	895,000	820,000	809,000
(Increase) decrease in other assets	(2,000)	6,000	(35,000)
Increase in dividends receivable	(150,000)	(150,000)	(400,000)
Increase in dividends payable	—	129,000	227,000
Increase (decrease) in other liabilities	14,000	(2,000)	1,000
Unremitted earnings of Bank	(12,247,000)	(15,691,000)	(25,854,000)
Net cash provided by operating activities	15,555,000	14,630,000	13,738,000
Cash flows from financing activities:
Purchase of common stock	(212,000)	(250,000)	(277,000)
Proceeds from sale of common stock	867,000	817,000	796,000
Dividends paid	(15,803,000)	(15,409,000)	(14,779,000)
Net cash used in financing activities	(15,148,000)	(14,842,000)	(14,260,000)
Net increase (decrease) in cash and cash equivalents	407,000	(212,000)	(522,000)
Cash and cash equivalents at beginning of year	667,000	879,000	1,401,000
Cash and cash equivalents at end of year	$1,074,000	$667,000	$879,000

The First Bancorp - 2024 Form 10-K - Page 103

Note 25. New Accounting Pronouncements
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

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities, such as the Company, to provide enhanced disclosures on the amount of income taxes paid disaggregated by type and jurisdiction. Adoption is required for annual periods beginning after December 15, 2024 and is not expected to have a material impact on the Company's consolidated financial statements.

In November 2024 the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). Under ASU 2024-03, public business entities, such as the Company, are required to disclose in the notes to their financial statements disaggregated information about certain costs and expenses in both annual and interim filings. ASU 2024-03 is effective for calendar year-end public business entities beginning in calendar year 2027, and is not expected to have a material impact on the Company's consolidated financial statements.

The First Bancorp - 2024 Form 10-K - Page 104

Note 26. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2023Q1	2023Q2	2023Q3	2023Q4	2024Q1	2024Q2	2024Q3	2024Q4
Balance Sheets
Cash and cash equivalents	$27,458	$25,077	$29,894	$31,942	$23,875	$27,816	$35,136	$27,636
Interest-bearing deposits in other banks	2,773	3,978	38,366	3,488	2,911	33,133	17,199	22,100
Investments	680,087	668,342	672,346	667,288	653,904	651,023	662,656	644,384
Restricted equity securities	3,874	5,227	3,860	3,385	5,933	7,110	6,420	7,203
Net loans and loans held for sale	1,959,389	2,037,488	2,056,806	2,105,424	2,149,539	2,222,977	2,283,254	2,316,069
Other assets	138,239	134,703	142,867	135,171	142,008	142,885	137,898	139,618
Total assets	$2,811,820	$2,874,815	$2,944,139	$2,946,698	$2,978,170	$3,084,944	$3,142,563	$3,157,010
Deposits	$2,466,701	$2,499,862	$2,599,937	$2,599,662	$2,548,988	$2,578,080	$2,702,718	$2,725,251
Borrowed funds	83,881	114,481	82,993	69,652	154,779	230,620	151,027	146,278
Other liabilities	32,777	28,469	34,544	34,305	31,779	31,576	32,035	32,988
Shareholders' equity	228,461	232,003	226,665	243,079	242,624	244,668	256,783	252,493
Total liabilities & equity	$2,811,820	$2,874,815	$2,944,139	$2,946,698	$2,978,170	$3,084,944	$3,142,563	$3,157,010
Income and Comprehensive Income Statements
Interest income	$28,914	$31,184	$33,254	$34,822	$34,988	$36,558	$38,287	$38,999
Interest expense	11,439	15,259	17,300	18,969	20,108	21,483	21,885	21,446
Net interest income	17,475	15,925	15,954	15,853	14,880	15,075	16,402	17,553
Credit loss (reduction) expense	550	151	(200)	683	(513)	512	(638)	1,164
Net interest income after credit loss (reduction) expense	16,925	15,774	16,154	15,170	15,393	14,563	17,040	16,389
Non-interest income	3,569	3,870	3,891	4,107	3,640	4,157	4,122	4,436
Non-interest expense	10,850	10,715	11,006	11,187	11,761	11,250	12,000	12,145
Income before taxes	9,644	8,929	9,039	8,090	7,272	7,470	9,162	8,680
Income taxes	1,673	1,535	1,565	1,411	1,251	1,299	1,591	1,398
Net income	$7,971	$7,394	$7,474	$6,679	$6,021	$6,171	$7,571	$7,282
Basic earnings per share	$0.73	$0.67	$0.68	$0.60	$0.55	$0.56	$0.69	$0.65
Diluted earnings per share	$0.72	$0.67	$0.67	$0.60	$0.54	$0.55	$0.68	$0.66
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$4,181	$(3,244)	$(10,071)	$14,277	$(3,241)	$(553)	$8,975	$(8,277)
Net unrealized gain on securities transferred from available for sale to held to maturity	4	1	1	2	2	3	2	2
Net unrealized gain (loss) on cash flow hedging derivative instruments	(2,736)	2,872	730	(1,110)	435	(2)	(869)	293
Unrecognized gain (loss) on postretirement benefit costs	—	—	—	30	—	—	—	(16)
Other comprehensive income (loss)	$1,449	$(371)	$(9,340)	$13,199	$(2,804)	$(552)	$8,108	$(7,998)
Comprehensive income (loss)	$9,420	$7,023	$(1,866)	$19,878	$3,217	$5,619	$15,679	$(716)

The First Bancorp - 2024 Form 10-K - Page 105

Note 27. Acquisitions and Intangible Assets

On December 11, 2020, the Company acquired a branch at 1B Belmont Avenue, Belfast, Maine from Bangor Savings Bank. The acquisition added to its existing book of business in Belfast and Waldo County. The Company has leveraged having a physical presence in Belfast and the base of new customers to grow its loan and deposit share in the market. There were no acquisitions in 2023 or 2024.
The core deposit intangible related to the FNB Bankshares acquisition was fully amortized in 2015. The core deposit intangible related to the Rockland branch acquisition was fully amortized in 2022. The core deposit intangible related to the Belfast branch acquisition is being amortized on a straight-line basis over ten years. Annual amortization expense for 2024 and 2023 was $26,000, and the amortization expense for each year until fully amortized (presently expected to be 2031) will be $26,000. The Belfast core deposit intangible is being amortized on a straight-line basis as the Company does not expect significant run off in the core deposits.

The First Bancorp - 2024 Form 10-K - Page 106

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc. and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Allowance for credit losses

As described in Notes 5 and 6 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $2,340,940,000 and related allowance for credit losses of $24,871,000, off-balance credit exposures of $138,564,000, and related allowance for credit losses on off-balance sheet exposures of $714,000 as of December 31, 2024. The Company's allowance for credit losses on loans and off-balance sheet credit exposures are material and complex estimates requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio and off-balance sheet credit exposures.

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

The First Bancorp - 2024 Form 10-K - Page 107

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

• Evaluating the appropriateness of specific reserves for individually analyzed loans.

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

/s/ Berry Dunn McNeil & Parker, LLC
Firm ID 136
Portland, Maine
March 7, 2025

The First Bancorp - 2024 Form 10-K - Page 108

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2024, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2024. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ Richard M. Elder
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 7, 2025	March 7, 2025

The First Bancorp - 2024 Form 10-K - Page 109

ITEM 9B. Other Information

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2025 and is incorporated herein by reference.

In 2024, the Board of Directors approved an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company's common stock by directors, officers, and employees of the Company which is reasonably designed to promote compliance with insider trading laws, rules, and regulations. The policy sets forth pre-clearance procedures for Directors and certain employees, and disallows transactions designed to hedge or offset any decrease in the market value of the Company's common stock. The policy can be found as Exhibit 19.1 in the 10-K filed March 8, 2024.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2025 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2025 and is incorporated herein by reference.

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category
Equity compensation plans approved by security holders	—	$—	270,381
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	270,381

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The First Bancorp - 2024 Form 10-K - Page 110

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2025 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2025 and is incorporated herein by reference.

The First Bancorp - 2024 Form 10-K - Page 111

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
Exhibit 4.1 Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K files March 8, 2024).
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
Exhibit 14.1 Code of Ethics for Senior Financial Officers, adopted by the Board of Directors on September 19, 2003, (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 15, 2006).
Exhibit 14.2 Code of Business Conduct and Ethics, adopted by the Board of Directors on August 25, 2022 (incorporated by reference to Exhibit 14.2 to the Company's Form 10-K filed on March 10, 2023).
Exhibit 19.1 Insider Trading Policy, adopted by the Board of Directors on February 29, 2024 (incorporated by reference as Exhibit 19.1 to the Company's Form 10-K filed on March 8, 2024).
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934
Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 97.1 Clawback Policy, adopted by the Board of Directors on July 27, 2023 (filed within).
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

The First Bancorp - 2024 Form 10-K - Page 112

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ RICHARD M. ELDER
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 7, 2025	March 7, 2025

/s/ BRUCE TINDAL	/s/ ROBERT B. GREGORY
Bruce A. Tindal, Director and Chairman of the Board	Robert B. Gregory, Director
March 7, 2025	March 7, 2025

/s/ RENEE W. KELLY	/s/ CORNELIUS J. RUSSELL
Renee W. Kelly, Director	Cornelius J. Russell, Director
March 7, 2025	March 7, 2025

/s/ STUART G. SMITH	/s/ KIMBERLY S. SWAN
Stuart G. Smith, Director	Kimberly S. Swan, Director
March 7, 2025	March 7, 2025

/s/ F. STEPHEN WARD	/s/ INGRID H. W. KACHMAR
F. Stephen Ward, Director	Ingrid H. W. Kachmar, Director
March 7, 2025	March 7, 2025

The First Bancorp - 2024 Form 10-K - Page 113