Form 10-Q
period 2025-03-31
First Bancorp, Inc /ME/
filed 2025-05-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2025
Common Stock: 11,202,313 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2025	2024
Summary of Operations
Interest Income	$38,709	$34,988
Interest Expense	20,910	20,108
Net Interest Income	17,799	14,880
Credit Loss Expense (Reduction)	392	(513)
Non-Interest Income	4,002	3,640
Non-Interest Expense	12,844	11,761
Net Income	7,077	6,021
Per Common Share Data
Basic Earnings per Share	$0.64	$0.55
Diluted Earnings per Share	0.63	0.54
Cash Dividends Declared	0.36	0.35
Book Value per Common Share	23.19	21.80
Tangible Book Value per Common Share[2]	20.44	19.03
Market Value	24.72	24.64
Financial Ratios
Return on Average Equity[1]	11.13%	9.92%
Return on Average Tangible Common Equity[1,2]	12.64%	11.36%
Return on Average Assets[1]	0.91%	0.82%
Average Equity to Average Assets	8.15%	8.26%
Average Tangible Equity to Average Assets[2]	7.17%	7.22%
Net Interest Margin Tax-Equivalent[1,2]	2.48%	2.22%
Dividend Payout Ratio	56.34%	63.64%
Allowance for Credit Losses/Total Loans	1.05%	1.11%
Non-Performing Loans to Total Loans	0.25%	0.12%
Non-Performing Assets to Total Assets	0.19%	0.09%
Efficiency Ratio[2]	56.93%	61.15%
At Period End
Total Assets	$3,187,372	$2,978,170
Total Loans	2,383,150	2,173,746
Total Investment Securities	656,844	659,837
Total Deposits	2,711,335	2,548,988
Total Shareholders' Equity	259,681	242,624
1Annualized using a 365-day basis in 2025 and a 366-day basis in 2024.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2025 and 2024 and for the three-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
May 9, 2025

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2025	December 31, 2024	March 31, 2024
Assets
Cash and cash equivalents	$26,432,000	$27,636,000	$23,875,000
Interest bearing deposits in other banks	2,938,000	22,100,000	2,911,000
Securities available for sale	280,764,000	274,680,000	274,451,000
Securities held-to-maturity (net of ACL), fair value of $312,788,000 at March 31, 2025, $314,993,000 at December 31, 2024 and $327,816,000 at March 31, 2024	368,571,000	369,704,000	379,453,000
Restricted equity securities, at cost	7,509,000	7,203,000	5,933,000
Loans	2,383,150,000	2,340,940,000	2,173,746,000
Less allowance for credit losses	25,114,000	24,871,000	24,207,000
Net loans	2,358,036,000	2,316,069,000	2,149,539,000
Accrued interest receivable	17,923,000	13,976,000	15,970,000
Premises and equipment, net	28,626,000	27,855,000	28,435,000
Other real estate owned	—	173,000	—
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	65,927,000	66,968,000	66,957,000
Total assets	$3,187,372,000	$3,157,010,000	$2,978,170,000
Liabilities
Demand deposits	$267,876,000	$292,255,000	$262,652,000
NOW deposits	613,245,000	676,107,000	618,554,000
Money market deposits	398,966,000	376,627,000	321,822,000
Savings deposits	261,732,000	265,451,000	280,533,000
Certificates of deposit	1,169,516,000	1,114,811,000	1,065,427,000
Total deposits	2,711,335,000	2,725,251,000	2,548,988,000
Borrowed funds – short term	115,444,000	51,278,000	84,779,000
Borrowed funds – long term	70,000,000	95,000,000	70,000,000
Other liabilities	30,912,000	32,988,000	31,779,000
Total liabilities	2,927,691,000	2,904,517,000	2,735,546,000
Shareholders' equity
Common stock, one cent par value per share	112,000	112,000	111,000
Additional paid-in capital	72,355,000	71,832,000	70,506,000
Retained earnings	225,592,000	222,823,000	213,839,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(38,702,000)	(42,671,000)	(42,816,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(45,000)	(47,000)	(54,000)
Net unrealized gain on cash flow hedging derivative instruments	82,000	157,000	735,000
Net unrealized gain on postretirement costs	287,000	287,000	303,000
Total shareholders' equity	259,681,000	252,493,000	242,624,000
Total liabilities & shareholders' equity	$3,187,372,000	$3,157,010,000	$2,978,170,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,196,881	11,155,528	11,130,933
Book value per common share	$23.19	$22.63	$21.80
Tangible book value per common share	$20.44	$19.87	$19.03
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2025	2024
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $721,000 for March 31, 2025 and $521,000 for March 31, 2024)	$33,924,000	$30,204,000
Interest on deposits with other banks	56,000	78,000
Interest and dividends on investments (includes YTD tax-exempt income of $1,955,000 for March 31, 2025 and $1,995,000 for March 31, 2024)	4,729,000	4,706,000
Total interest income	38,709,000	34,988,000
Interest expense
Interest on deposits	19,269,000	19,177,000
Interest on borrowed funds	1,641,000	931,000
Total interest expense	20,910,000	20,108,000
Net interest income	17,799,000	14,880,000
Credit loss expense - loans	396,000	99,000
Credit loss expense (reduction) - debt securities HTM	1,000	(252,000)
Credit loss reduction - off-balance sheet credit exposures	(5,000)	(360,000)
Total credit loss expense (reduction)	392,000	(513,000)
Net interest income after provision for credit losses	17,407,000	15,393,000
Non-interest income
Investment management and fiduciary income	1,317,000	1,188,000
Service charges on deposit accounts	531,000	499,000
Mortgage origination and servicing income, net of amortization	195,000	130,000
Debit card income	1,170,000	1,186,000
Other operating income	789,000	637,000
Total non-interest income	4,002,000	3,640,000
Non-interest expense
Salaries and employee benefits	6,850,000	6,057,000
Occupancy expense	877,000	866,000
Furniture and equipment expense	1,462,000	1,389,000
FDIC insurance premiums	694,000	564,000
Amortization of identified intangibles	7,000	7,000
Other operating expense	2,954,000	2,878,000
Total non-interest expense	12,844,000	11,761,000
Income before income taxes	8,565,000	7,272,000
Income tax expense	1,488,000	1,251,000
NET INCOME	$7,077,000	$6,021,000
Basic earnings per common share	$0.64	$0.55
Diluted earnings per common share	$0.63	$0.54
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale, net of taxes	$3,969,000	$(3,241,000)
Net unrealized gain on transferred securities, net of taxes	2,000	2,000
Net unrealized (loss) gain on hedging derivative instruments	(75,000)	435,000
Other comprehensive gain (loss)	3,896,000	(2,804,000)
Comprehensive income	$10,973,000	$3,217,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

Three Month Period Ended March 31, 2025 and 2024
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2023	11,098,057	$70,182,000	$211,925,000	$(39,028,000)	$243,079,000
Net income	—	—	6,021,000	—	6,021,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,241,000)	(3,241,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	2,000	2,000
Net unrealized gain on hedging derivative instruments, net of tax	—	—	—	435,000	435,000
Comprehensive income (loss)	—	—	6,021,000	(2,804,000)	3,217,000
Cash dividends declared ($0.35 per share)	—	—	(3,896,000)	—	(3,896,000)
Equity compensation expense	—	231,000	—	—	231,000
Payment to repurchase common stock	(8,031)	—	(211,000)	—	(211,000)
Issuance of restricted stock	32,859	—	—	—	—
Proceeds from sale of common stock	8,048	204,000	—	—	204,000
Balance at March 31, 2024	11,130,933	$70,617,000	$213,839,000	$(41,832,000)	$242,624,000

Balance at December 31, 2024	11,155,528	$71,944,000	$222,823,000	$(42,274,000)	$252,493,000
Net income	—	—	7,077,000	—	7,077,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	3,969,000	3,969,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	2,000	2,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(75,000)	(75,000)
Comprehensive income	—	—	7,077,000	3,896,000	10,973,000
Cash dividends declared ($0.36 per share)	—	—	(4,031,000)	—	(4,031,000)
Equity compensation expense	—	298,000	—	—	298,000
Payment to repurchase common stock	(10,784)	—	(277,000)	—	(277,000)
Issuance of restricted stock	43,297	—	—	—	—
Proceeds from sale of common stock	8,840	225,000	—	—	225,000
Balance at March 31, 2025	11,196,881	$72,467,000	$225,592,000	$(38,378,000)	$259,681,000

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$7,077,000	$6,021,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	553,000	544,000
Change in deferred taxes	310,000	319,000
Credit loss expense (reduction)	392,000	(513,000)
Loans originated for resale	(3,041,000)	(363,000)
Proceeds from sales and transfers of loans	3,099,000	373,000
Net gain on sales of loans	(58,000)	(10,000)
Net amortization of premiums on investments	127,000	135,000
Net gain on sale of other real estate owned	(33,000)	—
Equity compensation expense	298,000	231,000
Net increase in other assets and accrued interest	(3,631,000)	(5,982,000)
Net decrease in other liabilities	(3,214,000)	(2,385,000)
Net (gain) loss on disposal of premises and equipment	(15,000)	9,000
Amortization of investment in limited partnership	309,000	117,000
Net acquisition amortization	7,000	7,000
Net cash provided (used) by operating activities	2,180,000	(1,497,000)
Cash flows from investing activities
Decrease in interest-bearing deposits in other banks	19,162,000	577,000
Proceeds from maturities, payments and calls of securities available for sale	8,471,000	5,359,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	1,129,000	6,011,000
Proceeds from sales of other real estate owned	206,000	—
Purchases of securities available for sale	(9,652,000)	(1,968,000)
Change in restricted equity securities	(306,000)	(2,548,000)
Net increase in loans	(42,363,000)	(44,214,000)
Capital expenditures	(1,352,000)	(326,000)
Proceeds from disposal of premises and equipment	22,000	—
Net cash used by investing activities	(24,683,000)	(37,109,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(68,621,000)	(45,854,000)
Net increase (decrease) in certificates of deposit	54,705,000	(4,820,000)
Net increase in short-term borrowings	64,166,000	15,127,000
Advances on long-term borrowings	—	70,000,000
Repayment on long-term borrowings	(25,000,000)	—
Payment to repurchase common stock	(277,000)	(211,000)
Proceeds from sale of common stock	225,000	204,000
Dividends paid	(3,899,000)	(3,907,000)
Net cash provided by financing activities	21,299,000	30,539,000
Net decrease in cash and cash equivalents	(1,204,000)	(8,067,000)
Cash and cash equivalents at beginning of period	27,636,000	31,942,000
Cash and cash equivalents at end of period	$26,432,000	$23,875,000

	For the three months ended March 31,
	2025	2024
Interest paid	$20,843,000	$19,521,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$(3,969,000)	$3,241,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The Company is a financial holding company that owns all of the common stock of the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2025 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2024.

The abbreviations and definitions identified below may be used throughout this Form 10-Q, including Item 1 - Financial Statements and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Abbreviation	Description	Abbreviation	Description
ACL	Allowance for credit losses	GAAP	Accounting principles generally accepted in the U.S.
AFS	Available-for-sale	GDP	Gross domestic product
ALCO	Asset/Liability Committee	GNMA	Government National Mortgage Association
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ASC	Accounting Standards Codification	IAL	Individually Analyzed Loans
ASU	Accounting Standards Update	IRS	Internal Revenue Service
C&I	Commercial and Industrial	MPF	Mortgage Partnership Finance Program
CDs	Certificates of deposit	OAEM	Other assets especially mentioned
CECL	Current Expected Credit Loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1	OCI	Other comprehensive income (loss)
CLLD	Construction, land, and land development	OIS	Overnight Indexed Swap
EPS	Earnings per share	OREO	Other real estate owned
FASB	Financial Accounting Standards Board	POR	Period of Redemption
FDIC	Federal Deposit Insurance Corporation	PSA	Public Securities Association
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLBB	Federal Home Loan Bank of Boston	SOFR	Secured Overnight Financing Rate
FHLMC	Federal Home Loan Mortgage Corporation	The 2020 Plan	The 2020 Equity Incentive Plan
FNMA	Federal National Mortgage Association	The Bank	First National Bank
FOMC	Federal Open Market Committee	The Company	The First Bancorp, Inc.
FRB	Federal Reserve Board	U.S.	United States of America
FRBB	Federal Reserve Bank of Boston	USD	U.S. Dollar
Risks and Uncertainties
Global markets have experienced heightened volatility amidst an escalation of trade disputes, the outcome of which is yet to be determined. The ongoing conflicts between Russia and Ukraine, and Israel and Hamas, as well as other conflicts globally, have the potential to further increase economic uncertainty and geopolitical instability. Finally, the 2024 U.S. election resulted in single party control of the executive and legislative branches of the federal government, with pledges to reign in government spending and reform numerous policies including immigration, and business regulation. Any or all could ultimately have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.
Subsequent Events
Events occurring subsequent to March 31, 2025, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$24,543,000	$—	$(5,593,000)	$18,950,000
Mortgage-backed securities	262,912,000	381,000	(36,416,000)	226,877,000
State and political subdivisions	40,130,000	—	(7,368,000)	32,762,000
Asset-backed securities	2,168,000	13,000	(6,000)	2,175,000
	$329,753,000	$394,000	$(49,383,000)	$280,764,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,904,000)	$29,196,000
Mortgage-backed securities	51,600,000	52,000	(10,402,000)	41,250,000
State and political subdivisions	251,818,000	38,000	(34,924,000)	216,932,000
Corporate securities	27,250,000	—	(1,840,000)	25,410,000
	$368,768,000	$90,000	$(56,070,000)	$312,788,000
Less allowance for credit losses	(197,000)	—	—	—
Net securities to be held to maturity	$368,571,000	$90,000	$(56,070,000)	$312,788,000
Restricted equity securities
Federal Home Loan Bank Stock	$6,472,000	$—	$—	$6,472,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$7,509,000	$—	$—	$7,509,000
The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,042,000	$—	$(6,246,000)	$19,796,000
Mortgage-backed securities	260,267,000	141,000	(41,026,000)	219,382,000
State and political subdivisions	40,148,000	—	(6,896,000)	33,252,000
Asset-backed securities	2,236,000	14,000	—	2,250,000
	$328,693,000	$155,000	$(54,168,000)	$274,680,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(9,938,000)	$28,162,000
Mortgage-backed securities	52,370,000	15,000	(11,360,000)	41,025,000
State and political subdivisions	252,180,000	83,000	(31,739,000)	220,524,000
Corporate securities	27,250,000	—	(1,968,000)	25,282,000
	$369,900,000	$98,000	$(55,005,000)	$314,993,000
Less allowance for credit losses	(196,000)	—	—	—
Net securities to be held to maturity	$369,704,000	$98,000	$(55,005,000)	$314,993,000
Restricted equity securities
Federal Home Loan Bank Stock	$6,166,000	$—	$—	$6,166,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$7,203,000	$—	$—	$7,203,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,036,000	$—	$(6,343,000)	$19,693,000
Mortgage-backed securities	259,538,000	99,000	(41,635,000)	218,002,000
State and political subdivisions	40,288,000	—	(6,338,000)	33,950,000
Asset-backed securities	2,786,000	20,000	—	2,806,000
	$328,648,000	$119,000	$(54,316,000)	$274,451,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(9,851,000)	$28,249,000
Mortgage-backed securities	55,483,000	15,000	(11,258,000)	44,240,000
State and political subdivisions	254,302,000	175,000	(27,879,000)	226,598,000
Corporate securities	31,750,000	—	(3,021,000)	28,729,000
	$379,635,000	$190,000	$(52,009,000)	$327,816,000
Less allowance for credit losses	(182,000)	—	—	—
Net securities to be held to maturity	$379,453,000	$190,000	$(52,009,000)	$327,816,000
Restricted equity securities
Federal Home Loan Bank Stock	$4,896,000	$—	$—	$4,896,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$5,933,000	$—	$—	$5,933,000
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
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $18,841,000 as of March 31, 2025. Corporate securities in HTM consist of 13 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the private activity bonds and corporate securities is considered very low and an immaterial ACL has been established. As of March 31, 2025 and 2024, and December 31, 2024, the total ACL for HTM securities was $197,000, $182,000 and $196,000, respectively.
Changes in the ACL are recorded as credit loss expense, or reversal. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.
Contractual Maturities: The following table summarizes the contractual maturities of investment securities at March 31, 2025:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,514,000	$1,499,000	$2,704,000	$2,714,000
Due in 1 to 5 years	261,000	260,000	24,370,000	23,098,000
Due in 5 to 10 years	29,329,000	25,758,000	104,094,000	96,115,000
Due after 10 years	298,649,000	253,247,000	237,600,000	190,861,000
	$329,753,000	$280,764,000	$368,768,000	$312,788,000

The following table summarizes the contractual maturities of investment securities at December 31, 2024:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,997,000	$2,967,000	$2,683,000	$2,694,000
Due in 1 to 5 years	294,000	293,000	20,488,000	19,335,000
Due in 5 to 10 years	29,768,000	25,700,000	99,505,000	92,362,000
Due after 10 years	295,634,000	245,720,000	247,224,000	200,602,000
	$328,693,000	$274,680,000	$369,900,000	$314,993,000
The following table summarizes the contractual maturities of investment securities at March 31, 2024:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,496,000	$1,453,000	$1,673,000	$1,670,000
Due in 1 to 5 years	1,966,000	1,901,000	17,009,000	16,294,000
Due in 5 to 10 years	28,781,000	24,960,000	99,113,000	92,330,000
Due after 10 years	296,405,000	246,137,000	261,840,000	217,522,000
	$328,648,000	$274,451,000	$379,635,000	$327,816,000

Pledged Securities: At March 31, 2025, securities with a carrying value of $351,890,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $349,833,000 as of December 31, 2024 and $314,208,000 at March 31, 2024, pledged for the same purposes.

Realized Gains and Losses: Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. There were no gains or losses on the sale of securities for the three months ended March 31, 2025 and 2024.

Unrealized Gains and Losses on AFS Securities: As of March 31, 2025, there were 237 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at March 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$18,950,000	$(5,593,000)	$18,950,000	$(5,593,000)
Mortgage-backed securities	8,974,000	(105,000)	185,973,000	(36,311,000)	194,947,000	(36,416,000)
State and political subdivisions	4,862,000	(172,000)	27,720,000	(7,196,000)	32,582,000	(7,368,000)
Asset-backed securities	1,173,000	(6,000)	—	—	1,173,000	(6,000)
	$15,009,000	$(283,000)	$232,643,000	$(49,100,000)	$247,652,000	$(49,383,000)

As of December 31, 2024, there were 243 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at December 31, 2024 aggregated by major security type and length of time in a continuous unrealized loss position:

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
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at March 31, 2024 aggregated by major security type and length of time in a continuous unrealized loss position:

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

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the Mortgage-backed securities owned were issued either by GNMA, FNMA or FHLMC. HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of March 31, 2025. HTM corporate debt holdings consist of 13 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each were in good standing as of March 31, 2025.

ACL for HTM Securities: The following table presents the activity in the ACL for HTM debt securities by major security type for the periods ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025			For the three months ended March 31, 2024
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$80,000	$116,000	$196,000	$212,000	$222,000	$434,000
Credit loss (reduction) expense	1,000	—	1,000	(143,000)	(109,000)	(252,000)
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$81,000	$116,000	$197,000	$69,000	$113,000	$182,000

There was no ACL on U.S. Government-sponsored enterprise, agency securities, or mortgage-backed securities as of March 31, 2025. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2025, none of the Company’s HTM debt securities were past due or on non-accrual status.

Re-Classified Securities: During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $45,000, net of taxes, at March 31, 2025. This compares to $47,000 and $54,000, net of taxes, at December 31, 2024 and March 31, 2024, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

Restricted Equity Securities: The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of March 31, 2025 and 2024, and December 31, 2024, the Bank's investment in FHLBB stock totaled $6,472,000, $4,896,000 and $6,166,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at March 31, 2025 and 2024, and December 31, 2024.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through March 31, 2025. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
The Company periodically reviews and updates the segmentation of its loan portfolio. Updates performed in conjunction with adoption of ASC 326 in 2023 consisted of reporting what had been a single class, commercial real estate loans, as three classes - commercial real estate owner occupied, commercial real estate non-owner occupied, and commercial multi-family. In addition home equity installment loans which had previously been included in the residential term class were included in the home equity revolving and term class. In 2024, a new segment was established for Agriculture loans.

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of March 31, 2025 and 2024 and at December 31, 2024:

	March 31, 2025		December 31, 2024		March 31, 2024
Commercial
Real estate owner occupied	$370,465,000	15.5%	$358,588,000	15.3%	$327,496,000	15.1%
Real estate non-owner occupied	413,530,000	17.4%	403,899,000	17.3%	399,658,000	18.4%
Construction	76,402,000	3.2%	99,717,000	4.3%	85,817,000	3.9%
C&I	379,767,000	16.0%	365,817,000	15.6%	321,855,000	14.8%
Multifamily	131,036,000	5.5%	108,732,000	4.6%	101,344,000	4.7%
Agriculture	48,705,000	2.0%	52,219,000	2.2%	45,064,000	2.1%
Municipal	55,104,000	2.3%	61,827,000	2.6%	54,746,000	2.5%
Residential
Term	719,348,000	30.2%	710,807,000	30.4%	678,093,000	31.1%
Construction	35,427,000	1.5%	35,481,000	1.5%	34,824,000	1.6%
Home Equity
Revolving and term	131,522,000	5.5%	123,063,000	5.3%	105,814,000	4.9%
Consumer	21,844,000	0.9%	20,790,000	0.9%	19,035,000	0.9%
Total	$2,383,150,000	100.0%	$2,340,940,000	100.0%	$2,173,746,000	100.0%
Loan balances include net deferred loan costs of $12,570,000 as of March 31, 2025, $12,457,000 as of December 31, 2024, and $11,745,000 as of March 31, 2024. Net deferred loan costs have increased from a year ago and year-to-date based upon loan origination unit volume over the periods, prepayments, and normal repayment activity. Loan balances in the Residential Term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment added $1,120,000, $758,000, and $313,000 to the loan balances as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

Pledged Loans: Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $631,410,000 at March 31, 2025, were used to collateralize borrowings from the FHLBB. This compares to qualifying loans which totaled $626,851,000 at December 31, 2024, and $565,047,000 at March 31, 2024. In addition, commercial, residential construction and home equity loans totaling $411,257,000 at March 31, 2025, $392,562,000 at December 31, 2024, and $322,124,000 at March 31, 2024, were used to collateralize a standby line of credit at the FRBB.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2025, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$—	$195,000	$195,000	$370,270,000	$370,465,000	$—
Real estate non-owner occupied	—	—	61,000	61,000	413,469,000	413,530,000	—
Construction	44,000	—	—	44,000	76,358,000	76,402,000	—
C&I	99,000	314,000	1,887,000	2,300,000	377,467,000	379,767,000	—
Multifamily	—	—	—	—	131,036,000	131,036,000	—
Agriculture	148,000	—	81,000	229,000	48,476,000	48,705,000	—
Municipal	—	—	—	—	55,104,000	55,104,000	—
Residential
Term	1,136,000	342,000	1,650,000	3,128,000	716,220,000	719,348,000	—
Construction	157,000	—	—	157,000	35,270,000	35,427,000	—
Home equity
Revolving and term	642,000	127,000	82,000	851,000	130,671,000	131,522,000	—
Consumer	245,000	66,000	696,000	1,007,000	20,837,000	21,844,000	695,000
Total	$2,471,000	$849,000	$4,652,000	$7,972,000	$2,375,178,000	$2,383,150,000	$695,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2024, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$257,000	$292,000	$549,000	$358,039,000	$358,588,000	$—
Real estate non-owner occupied	—	—	—	—	403,899,000	403,899,000	—
Construction	—	—	—	—	99,717,000	99,717,000	—
C&I	346,000	1,112,000	540,000	1,998,000	363,819,000	365,817,000	10,000
Multifamily	—	—	—	—	108,732,000	108,732,000	—
Agriculture	115,000	—	—	115,000	52,104,000	52,219,000	—
Municipal	—	—	—	—	61,827,000	61,827,000	—
Residential
Term	137,000	2,614,000	935,000	3,686,000	707,121,000	710,807,000	778,000
Construction	390,000	—	—	390,000	35,091,000	35,481,000	—
Home equity
Revolving and term	1,074,000	368,000	94,000	1,536,000	121,527,000	123,063,000	—
Consumer	592,000	285,000	232,000	1,109,000	19,681,000	20,790,000	232,000
Total	$2,654,000	$4,636,000	$2,093,000	$9,383,000	$2,331,557,000	$2,340,940,000	$1,020,000

Information on the past-due status of loans by class of financing receivable as of March 31, 2024, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$283,000	$164,000	$—	$447,000	$327,049,000	$327,496,000	$—
Real estate non-owner occupied	—	—	—	—	399,658,000	399,658,000	—
Construction	—	—	—	—	85,817,000	85,817,000	—
C&I	58,000	14,000	15,000	87,000	321,768,000	321,855,000	—
Multifamily	—	—	—	—	101,344,000	101,344,000	—
Agriculture	119,000	—	—	119,000	44,945,000	45,064,000	—
Municipal	—	—	—	—	54,746,000	54,746,000	—
Residential
Term	36,000	47,000	746,000	829,000	677,264,000	678,093,000	48,000
Construction	—	—	—	—	34,824,000	34,824,000	—
Home equity
Revolving and term	363,000	—	33,000	396,000	105,418,000	105,814,000	—
Consumer	158,000	10,000	2,000	170,000	18,865,000	19,035,000	2,000
Total	$1,017,000	$235,000	$796,000	$2,048,000	$2,171,698,000	$2,173,746,000	$50,000
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

The following table presents the amortized costs basis of loans on nonaccrual status as of March 31, 2025, December 31, 2024 and March 31, 2024:

	March 31, 2025			December 31, 2024			March 31, 2024
	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual
Commercial
Real estate owner occupied	$—	$545,000	$545,000	$—	$553,000	$553,000	$—	$—	$—
Real estate non-owner occupied	—	61,000	61,000	—	61,000	61,000	—	—	—
Construction	—	17,000	17,000	—	18,000	18,000	—	20,000	20,000
C&I	1,348,000	595,000	1,943,000	1,359,000	336,000	1,695,000	346,000	48,000	394,000
Multifamily	—	17,000	17,000	—	—	—	—	—	—
Agriculture	—	111,000	111,000	—	31,000	31,000	—	33,000	33,000
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	—	2,944,000	2,944,000	—	1,599,000	1,599,000	—	1,959,000	1,959,000
Construction	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	—	415,000	415,000	—	291,000	291,000	—	304,000	304,000
Consumer	—	—	—	—	—	—	—	—	—
Total	$1,348,000	$4,705,000	$6,053,000	$1,359,000	$2,889,000	$4,248,000	$346,000	$2,364,000	$2,710,000

Individually Analyzed Loans: IAL include loans with balances of $250,000 or more that have been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.
The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2025, December 31, 2024 and March 31, 2024, by collateral type:

	March 31, 2025				December 31, 2024				March 31, 2024
	Collateral Type				Collateral Type				Collateral Type
	Commercial Real Estate	Residential Real Estate	Other	Total	Commercial Real Estate	Residential Real Estate	Other	Total	Residential Real Estate	Total
Commercial
Real estate owner occupied	$260,000	$—	$—	$260,000	$263,000	$—	$—	$263,000	$—	$—
Real estate non-owner occupied	67,000	—	—	67,000	67,000	—	—	67,000	—	—
Construction	—	—	—	—	—	—	—	—	—	—
C&I	—	—	1,681,000	1,681,000	—	—	1,438,000	1,438,000	—	—
Multifamily	—	—	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—	—	—
Residential
Term	—	2,151,000	—	2,151,000	—	558,000	—	558,000	950,000	950,000
Construction	—	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$327,000	$2,151,000	$1,681,000	$4,159,000	$330,000	$558,000	$1,438,000	$2,326,000	$950,000	$950,000

Loan Modifications to Borrowers Experiencing Financial Difficulty: Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief.
The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended March 31, 2025:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$158,000	$—	$—	$—	$—	0.04%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
C&I	78,000	364,000	—	—	—	0.02%
Multifamily	910,000	—	—	—	—	0.69%
Agriculture	1,536,000	—	—	—	—	3.15%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$2,682,000	$364,000	$—	$—	$—

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2025:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.
Multifamily	Temporary payment accommodation, payments deferred to end of loan.
Agriculture	Temporary payment accommodation, payments deferred to end of loan.

Term Extension
Financial Effect
Commercial
C&I	Temporary payment accommodation, extended term 6 months.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended March 31, 2024:

Amortized Cost Basis
	Payment Deferral	Term Extension	Interest Rate Reduction	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$—	$—	$—	$—	—%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	69,000	—	—	—	—	0.08%
C&I	61,000	—	—	—	—	0.02%
Multifamily	1,932,000	—	—	—	—	1.91%
Agriculture	—	—	—	—	—	—%
Municipal	—	—	—	—	—	—%
Residential
Term	1,023,000	—	—	—	—	0.15%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	69,000	0.07%
Consumer	—	—	—	—	—	—%
Total	$3,085,000	$—	$—	$—	$69,000

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2024:

Payment Deferral
Financial Effect
Commercial
Construction	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.
Multifamily	Temporary payment accommodation, payments deferred to end of loan.
Residential
Term	Temporary payment accommodation, payments deferred to end of loan.

Payment Deferral & Term Extension
Financial Effect
Home Equity
Revolving and Term	Temporary payment accommodations, extended term 60 days.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts loans that were modified during the previous 12 months as of March 31, 2025 which defaulted upon the modified terms at some point during the 12 month period:

	Payment Status (Amortized Cost Basis)
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
C&I	$—	$170,000	$—
Residential
Term	125,000	—	—
Total	$125,000	$170,000	$—

The following table depicts the performance of loans that have been modified during the previous 12 months as of March 31, 2025:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$792,000	$—	$—	$—
Construction	—	—	—	—
C&I	619,000	—	—	—
Multifamily	910,000	—	—	—
Agriculture	1,536,000	—	—	—
Residential
Term	—	125,000	—	—
Home Equity
Revolving and term	—	—	—	—
Consumer	—	—	—	—
Total	$3,857,000	$125,000	$—	$—

The following table depicts loans that were modified during the previous 12 months as of March 31, 2024 which defaulted upon the modified terms at some point during the 12 month period:

	Payment Status (Amortized Cost Basis)
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$501,000	$—	$283,000
C&I	29,000	—	35,000
Residential
Term	—	—	449,000
Consumer	—	—	13,000
Total	$530,000	$—	$780,000

The following table depicts the performance of loans that had been modified during the the previous 12 months as of March 31, 2024:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$786,000	$—	$—	$—
Construction	69,000	—	—	—
C&I	96,000	—	—	—
Multifamily	1,932,000	—	—	—
Residential
Term	1,023,000	—	—	—
Home Equity
Revolving and term	70,000	—	—	—
Consumer	34,000	—	—	—
Total	$4,010,000	$—	$—	$—

Residential Mortgage Loans in Process of Foreclosure: As of March 31, 2025, there were four mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,208,000. This compares to three mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $192,000 as of December 31, 2024, and four mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $510,000 as of March 31, 2024.

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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 38.3% of total Bank capital as of March 31, 2025 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 224.7% of total Bank capital at March 31, 2025, below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the ACL as of March 31, 2025, by class of financing receivable and allowance element, is presented in the following table:

As of March 31, 2025	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,472,000	$717,000	$5,189,000
Real estate non-owner occupied	—	4,252,000	618,000	4,870,000
Construction	—	472,000	147,000	619,000
C&I	1,029,000	3,872,000	598,000	5,499,000
Multifamily	—	1,290,000	165,000	1,455,000
Agriculture	—	444,000	143,000	587,000
Municipal	—	33,000	202,000	235,000
Residential
Term	—	4,823,000	437,000	5,260,000
Construction	—	403,000	62,000	465,000
Home Equity
Revolving and term	—	662,000	89,000	751,000
Consumer	—	176,000	8,000	184,000
	$1,029,000	$20,899,000	$3,186,000	$25,114,000

A breakdown of the ACL as of December 31, 2024, by class of financing receivable and allowance element, is presented in the following table:

As of December 31, 2024	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,355,000	$690,000	$5,045,000
Real estate non-owner occupied	—	4,237,000	592,000	4,829,000
Construction	—	786,000	158,000	944,000
C&I	1,047,000	3,744,000	573,000	5,364,000
Multifamily	—	1,108,000	131,000	1,239,000
Agriculture	—	449,000	156,000	605,000
Municipal	—	35,000	227,000	262,000
Residential
Term	—	4,811,000	430,000	5,241,000
Construction	—	414,000	60,000	474,000
Home Equity
Revolving and term	—	600,000	86,000	686,000
Consumer	—	175,000	7,000	182,000
	$1,047,000	$20,714,000	$3,110,000	$24,871,000
A breakdown of the ACL as of March 31, 2024, by class of financing receivable and allowance element, is presented in the following table:

As of March 31, 2024	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,177,000	$1,003,000	$5,180,000
Real estate non-owner occupied	—	3,730,000	535,000	4,265,000
Construction	—	910,000	(90,000)	820,000
C&I	221,000	4,001,000	861,000	5,083,000
Multifamily	—	1,348,000	159,000	1,507,000
Agriculture	—	358,000	34,000	392,000
Municipal	—	38,000	156,000	194,000
Residential
Term	22,000	4,587,000	745,000	5,354,000
Construction	—	648,000	(86,000)	562,000
Home Equity
Revolving and term	—	554,000	123,000	677,000
Consumer	—	158,000	15,000	173,000
	$243,000	$20,509,000	$3,455,000	$24,207,000
The ACL as a percent of total loans stood at 1.05% as of March 31, 2025, 1.06% at December 31, 2024 and 1.11% as of March 31, 2024.

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Allowance for credit losses:
Beginning balance	$714,000	$1,255,000
Credit loss reduction	(5,000)	(360,000)
Total ending allowance balance	$709,000	$895,000

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of March 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2025
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$25,528	$47,943	$63,697	$69,323	$34,093	$105,636	$11,439	$960	$358,619
Special Mention (risk rating 6)	335	—	3,026	5,334	—	1,602	134	—	10,431
Substandard (risk rating 7)	—	50	254	—	257	854	—	—	1,415
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Owner Occupied	25,863	47,993	66,977	74,657	34,350	108,092	11,573	960	370,465
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate non-owner occupied
Pass (risk rating 1-5)	12,815	30,688	29,387	70,836	113,717	139,405	13,310	1,520	411,678
Special Mention (risk rating 6)	—	—	62	—	44	199	—	—	305
Substandard (risk rating 7)	1,285	201	—	—	—	61	—	—	1,547
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real Estate Non-Owner Occupied	14,100	30,889	29,449	70,836	113,761	139,665	13,310	1,520	413,530
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	4,992	33,225	19,150	8,412	4,951	3,508	—	—	74,238
Special Mention (risk rating 6)	—	—	—	2,001	—	—	—	—	2,001
Substandard (risk rating 7)	—	95	—	—	68	—	—	—	163
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	4,992	33,320	19,150	10,413	5,019	3,508	—	—	76,402
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	17,421	71,806	49,011	45,461	38,872	36,195	115,708	1,184	375,658
Special Mention (risk rating 6)	—	25	10	301	471	73	840	—	1,720
Substandard (risk rating 7)	100	—	1,256	280	39	275	181	—	2,131
Doubtful (risk rating 8)	—	—	—	—	—	258	—	—	258
Total C&I	17,521	71,831	50,277	46,042	39,382	36,801	116,729	1,184	379,767
Current period gross write-offs	—	(46)	—	—	—	(100)	—	—	(146)
Multifamily
Pass (risk rating 1-5)	4,181	14,711	11,913	49,518	19,005	25,969	769	—	126,066
Special Mention (risk rating 6)	112	—	1,600	—	—	—	—	—	1,712
Substandard (risk rating 7)	—	—	—	1,020	1,328	910	—	—	3,258
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	4,293	14,711	13,513	50,538	20,333	26,879	769	—	131,036
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Agriculture
Pass (risk rating 1-5)	2,798	10,784	2,712	5,139	3,777	19,080	1,168	231	45,689
Special Mention (risk rating 6)	—	—	460	—	52	135	600	—	1,247
Substandard (risk rating 7)	1,325	—	75	211	29	129	—	—	1,769
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	4,123	10,784	3,247	5,350	3,858	19,344	1,768	231	48,705
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2025
Municipal
Pass (risk rating 1-5)	1,937	9,186	18,563	3,984	3,881	17,553	—	—	55,104
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	1,937	9,186	18,563	3,984	3,881	17,553	—	—	55,104
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	15,831	57,989	94,350	148,507	127,709	269,381	2,517	120	716,404
Non-performing	—	—	—	420	703	1,821	—	—	2,944
Total Term	15,831	57,989	94,350	148,927	128,412	271,202	2,517	120	719,348
Current period gross write-offs	—	—	—	—	—	(1)	—	—	(1)
Construction
Performing	3,031	27,475	3,510	728	—	683	—	—	35,427
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	3,031	27,475	3,510	728	—	683	—	—	35,427
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home Equity Revolving and Term
Performing	2,995	12,157	9,070	8,039	1,872	2,683	85,270	9,021	131,107
Non-performing	—	—	—	88	—	93	63	171	415
Total Home Equity Revolving and Term	2,995	12,157	9,070	8,127	1,872	2,776	85,333	9,192	131,522
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	1,750	2,614	2,134	1,079	626	6,399	7,242	—	21,844
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	1,750	2,614	2,134	1,079	626	6,399	7,242	—	21,844
Current period gross write-offs	—	(16)	(11)	(8)	(2)	(24)	—	—	(61)
Total loans	$96,436	$318,949	$310,240	$420,681	$351,494	$632,902	$239,241	$13,207	$2,383,150

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
The following table presents ACL activity by class for the three months ended March 31, 2025:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the three months ended March 31, 2025
Beginning balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
Charge offs	—	—	—	(146)	—	—	—	(1)	—	—	(61)	(208)
Recoveries	—	—	—	26	—	—	—	2	—	2	25	55
Credit loss (reduction) expense	144	41	(325)	255	216	(18)	(27)	18	(9)	63	38	396
Ending balance	$5,189	$4,870	$619	$5,499	$1,455	$587	$235	$5,260	$465	$751	$184	$25,114
The following table presents ACL activity by class for the year ended December 31, 2024:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the year ended December 31, 2024
Beginning balance	$4,633	$4,285	$1,978	$5,001	$1,318	$—	$334	$4,991	$618	$626	$246	$24,030
Charge offs	—	—	—	(451)	—	—	—	(37)	—	(7)	(252)	(747)
Recoveries	100	—	—	25	—	—	—	32	—	24	103	284
Credit loss (reduction) expense	312	544	(1,034)	789	(79)	605	(72)	255	(144)	43	85	1,304
Ending balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
The following table presents ACL activity by class for the three months ended March 31, 2024:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the three months ended March 31, 2024
Beginning balance	$4,633	$4,285	$1,978	$5,001	$1,318	$—	$334	$4,991	$618	$626	$246	$24,030
Charge offs	—	—	—	—	—	—	—	—	—	—	(96)	(96)
Recoveries	100	—	—	23	—	—	—	25	—	3	23	174
Credit loss (reduction) expense	447	(20)	(1,158)	59	189	392	(140)	338	(56)	48	—	99
Ending balance	$5,180	$4,265	$820	$5,083	$1,507	$392	$194	$5,354	$562	$677	$173	$24,207

As of March 31, 2025, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

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
As of March 31, 2025, 172,916 shares of restricted stock had been granted under the 2020 Plan, of which 96,624 shares remain restricted as of March 31, 2025 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2023	3.0	26,609	0.8
2024	3.0	27,737	1.8
2024	2.0	1,869	0.8
2025	3.0	39,709	2.8
2025	1.0	700	0.8
		96,624	1.9
The compensation cost related to these non-vested restricted stock grants is $2,608,000 and is recognized over the vesting terms of each grant. In the three months ended March 31, 2025, $298,000 of expense was recognized for these restricted shares, leaving $1,598,000 in unrecognized expense as of March 31, 2025. In the three months ended March 31, 2024, $231,000 of expense was recognized for restricted shares, leaving $1,486,000 in unrecognized expense as of March 31, 2024.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $225,000 and $204,000 for the three months ended March 31, 2025 and 2024, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2025 and 2024:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2025
Net income as reported	$7,077,000
Basic EPS: Income available to common shareholders	7,077,000	11,074,840	$0.64
Effect of dilutive securities: restricted stock		108,089
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,077,000	11,182,929	$0.63
For the three months ended March 31, 2024
Net income as reported	$6,021,000
Basic EPS: Income available to common shareholders	6,021,000	11,033,857	$0.55
Effect of dilutive securities: restricted stock		85,964
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,021,000	11,119,821	$0.54

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $275,000 and $315,000 for the three months ended March 31, 2025 and 2024, respectively.
Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $36,000 and $37,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the associated accrued liability included in other liabilities in the balance sheet was $2,542,000 compared to $2,578,000 and $2,629,000 at December 31, 2024 and March 31, 2024, respectively.
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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$843,000	$1,091,000
Interest cost	—	—
Benefits paid	(23,000)	(21,000)
Benefit obligation at end of period	$820,000	$1,070,000
Funded status
Benefit obligation at end of period	$(820,000)	$(1,070,000)
Unamortized gain	(363,000)	(384,000)
Accrued benefit cost at end of period	$(1,183,000)	$(1,454,000)
There was no net periodic pension cost for the three months ended March 31, 2025 and 2024.

Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	March 31, 2025	December 31, 2024	March 31, 2024
Unamortized net actuarial gain	$363,000	$363,000	$384,000
Deferred tax expense	(76,000)	(76,000)	(81,000)
Net unrecognized postretirement benefits included in AOCI	$287,000	$287,000	$303,000

A weighted average discount rate of 5.30% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.00%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2025 are $90,000. Plan expense for 2025 is estimated to be $0. A 1.00% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost, and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)
The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025	2024
Balance at beginning of period	$(42,671,000)	$(39,575,000)
Unrealized gains (losses) arising during the period	5,024,000	(4,102,000)
Related deferred taxes	(1,055,000)	861,000
Net change	3,969,000	(3,241,000)
Balance at end of period	$(38,702,000)	$(42,816,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025	2024
Balance at beginning of period	$(47,000)	$(56,000)
Amortization of net unrealized gains	3,000	3,000
Related deferred taxes	(1,000)	(1,000)
Net change	2,000	2,000
Balance at end of period	$(45,000)	$(54,000)

The following table presents the effect of the Company's derivative financial instruments included in OCI for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025	2024
Balance at beginning of period	$157,000	$300,000
Unrealized (losses) gains on cash flow hedging derivatives arising during the period	(94,000)	551,000
Related deferred taxes	19,000	(116,000)
Net change	(75,000)	435,000
Balance at end of period	$82,000	$735,000
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the three months ended March 31, 2025 and 2024.

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

The details of the Bank's swap agreements are as follows:

					March 31, 2025		December 31, 2024		March 31, 2024
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
04/27/2022	04/27/2024	USD-SOFR-COMPOUND	2.619%	Other Assets	—	—	—	—	10,000,000	21,000
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	75,000,000	104,000	75,000,000	198,000	75,000,000	910,000
					$75,000,000	$104,000	$75,000,000	$198,000	$85,000,000	$931,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	$40,000,000	$(256,000)	$40,000,000	$(270,000)	$40,000,000	$(126,000)
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(367,000)	30,000,000	(216,000)	30,000,000	(132,000)
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(431,000)	30,000,000	(137,000)	30,000,000	(127,000)
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other (Liabilities) Assets	50,000,000	(66,000)	50,000,000	(135,000)	50,000,000	72,000
					$150,000,000	$(1,120,000)	$150,000,000	$(758,000)	$150,000,000	$(313,000)
Total swap agreements					$225,000,000	$(1,016,000)	$225,000,000	$(560,000)	$235,000,000	$618,000

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

At March 31, 2025 there were 12 customer loan swap arrangements in place. This compares to 10 customer loan swap arrangements in place at December 31, 2024 and seven customer loan swap arrangements in place at March 31, 2024. The details of the Bank's customer loan swap arrangements are detailed below:

		March 31, 2025			December 31, 2024			March 31, 2024
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$34,398,000	$4,078,000	8	$43,415,000	$4,772,000	7	$40,593,000	$4,778,000
Pay Fixed, Receive Variable	Other Liabilities	6	23,731,000	(426,000)	2	4,342,000	(87,000)	—	—	—
		12	58,129,000	3,652,000	10	47,757,000	4,685,000	7	40,593,000	4,778,000
Receive Fixed, Pay Variable	Other Assets	6	23,731,000	426,000	2	4,342,000	87,000	—	—	—
Receive Fixed, Pay Variable	Other Liabilities	6	34,398,000	(4,078,000)	8	43,415,000	(4,772,000)	7	40,593,000	(4,778,000)
		12	58,129,000	(3,652,000)	10	47,757,000	(4,685,000)	7	40,593,000	(4,778,000)
Total		24	$116,258,000	$—	20	$95,514,000	$—	14	$81,186,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At March 31, 2025, there was no collateral posted on its swap contracts or required amount to be pledged.
Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2025, the prepayment assumption using the PSA model was 136, which translates into an anticipated prepayment rate of 6.53%. The discount rate is 9.63%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2025 and 2024, servicing rights capitalized totaled $13,000 and $4,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2025 and 2024 were $71,000 and $84,000, respectively. The fair value of servicing rights was $2,973,000, $3,054,000, and $3,423,000 at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The Bank serviced loans for others totaling $293,503,000, $297,950,000, and $315,414,000 at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2025	December 31, 2024	March 31, 2024
Mortgage servicing rights	$8,754,000	$8,741,000	$8,705,000
Accumulated amortization	(6,919,000)	(6,847,000)	(6,609,000)
Carrying value	$1,835,000	$1,894,000	$2,096,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2025 and 2024, and at December 31, 2024:

	March 31, 2025	December 31, 2024	March 31, 2024
Certificates of deposit < $100,000	$754,558,000	$702,632,000	$655,576,000
Certificates $100,000 to $250,000	241,536,000	225,106,000	244,148,000
Certificates $250,000 and over	173,422,000	187,073,000	165,703,000
	$1,169,516,000	$1,114,811,000	$1,065,427,000
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
Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2025 and 2024, and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025, December 31, 2024 and March 31, 2024.

	At March 31, 2025
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$18,950,000	$—	$18,950,000
Mortgage-backed securities	—	226,877,000	—	226,877,000
State and political subdivisions	—	32,762,000	—	32,762,000
Asset-backed securities	—	2,175,000	—	2,175,000
Total securities available for sale	—	280,764,000	—	280,764,000
Interest rate swap agreements	—	104,000	—	104,000
Customer loan interest swap agreements	—	4,504,000	—	4,504,000
Total interest rate swap agreements	—	4,608,000	—	4,608,000
Total assets	$—	$285,372,000	$—	$285,372,000

	At March 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$1,120,000	$—	$1,120,000
Customer loan interest swap agreements	—	4,504,000	—	4,504,000
Total liabilities	$—	$5,624,000	$—	$5,624,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,796,000	$—	$19,796,000
Mortgage-backed securities	—	219,382,000	—	219,382,000
State and political subdivisions	—	33,252,000	—	33,252,000
Asset-backed securities	—	2,250,000	—	2,250,000
Total securities available for sale	—	274,680,000	—	274,680,000
Interest rate swap agreements	—	198,000	—	198,000
Customer loan interest swap agreements	—	4,859,000	—	4,859,000
Total interest rate swap agreements	—	5,057,000	—	5,057,000
Total assets	$—	$279,737,000	$—	$279,737,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$758,000	$—	$758,000
Customer loan interest swap agreements	—	4,859,000	—	4,859,000
Total liabilities	$—	$5,617,000	$—	$5,617,000

	At March 31, 2024
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,693,000	$—	$19,693,000
Mortgage-backed securities	—	218,002,000	—	218,002,000
State and political subdivisions	—	33,950,000	—	33,950,000
Asset-backed securities	—	2,806,000	—	2,806,000
Total securities available for sale	—	274,451,000	—	274,451,000
Interest rate swap agreements	—	1,003,000	—	1,003,000
Customer loan interest swap agreements	—	4,778,000	—	4,778,000
Total interest swap agreements	—	5,781,000	—	5,781,000
Total assets	$—	$280,232,000	$—	$280,232,000

	At March 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$385,000	$—	$385,000
Customer loan interest swap agreements	—	4,778,000	—	4,778,000
Total liabilities	$—	$5,163,000	$—	$5,163,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve for each of the periods presented. There was no OREO or related allowance at March 31, 2025 and 2024 . OREO is presented net of an allowance of $35,000 at December 31, 2024. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. IAL below are presented net of specific allowances of $1,029,000 and $821,000 at March 31, 2025 and December 31, 2024, respectively. There were no collateral-dependent IAL with a related specific ACL or a partial charge off at March 31, 2024.

	At March 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,973,000	$—	$2,973,000
Individually analyzed loans	—	318,000	—	318,000
Total assets	$—	$3,291,000	$—	$3,291,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,054,000	$—	$3,054,000
Other real estate owned	—	173,000	—	173,000
Individually analyzed loans	—	538,000	—	538,000
Total assets	$—	$3,765,000	$—	$3,765,000

	At March 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,423,000	$—	$3,423,000
Total assets	$—	$3,423,000	$—	$3,423,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2025 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$368,571,000	$312,788,000	$—	$312,788,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	773,936,000	750,258,000	—	—	750,258,000
Construction	75,783,000	73,464,000	—	—	73,464,000
Other	551,967,000	548,918,000	—	318,000	548,600,000
Municipal	54,868,000	50,617,000	—	—	50,617,000
Residential
Term	714,088,000	655,427,000	—	—	655,427,000
Construction	34,962,000	34,653,000	—	—	34,653,000
Home equity line of credit	130,771,000	130,190,000	—	—	130,190,000
Consumer	21,661,000	19,353,000	—	—	19,353,000
Total loans	2,358,036,000	2,262,880,000	—	318,000	2,262,562,000
Mortgage servicing rights	1,835,000	2,973,000	—	2,973,000	—
Financial liabilities
Local certificates of deposit	$380,408,000	$359,404,000	$—	$359,404,000	$—
National certificates of deposit	789,108,000	809,997,000	—	809,997,000	—
Total certificates of deposit	1,169,516,000	1,169,401,000	—	1,169,401,000	—
Repurchase agreements	55,539,000	55,435,000	—	55,435,000	—
Federal Home Loan Bank advances	129,905,000	130,213,000	—	130,213,000	—
Total borrowed funds	185,444,000	185,648,000	—	185,648,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2024 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$369,704,000	$314,993,000	$—	$314,993,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	752,613,000	720,898,000	—	—	720,898,000
Construction	98,773,000	94,611,000	—	—	94,611,000
Other	519,560,000	513,417,000	—	538,000	512,879,000
Municipal	61,565,000	57,657,000	—	—	57,657,000
Residential
Term	705,566,000	643,402,000	—	—	643,402,000
Construction	35,007,000	34,631,000	—	—	34,631,000
Home equity line of credit	122,377,000	119,930,000	—	—	119,930,000
Consumer	20,608,000	18,274,000	—	—	18,274,000
Total loans	2,316,069,000	2,202,820,000	—	538,000	2,202,282,000
Mortgage servicing rights	1,894,000	3,054,000	—	3,054,000	—
Financial liabilities
Local certificates of deposit	$385,897,000	$365,937,000	$—	$365,937,000	$—
National certificates of deposit	728,914,000	747,681,000	—	747,681,000	—
Total certificates of deposit	1,114,811,000	1,113,618,000	—	1,113,618,000	—
Repurchase agreements	51,278,000	51,181,000	—	51,181,000	—
Federal Home Loan Bank advances	95,000,000	95,066,000	—	95,066,000	—
Total borrowed funds	146,278,000	146,247,000	—	146,247,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2024 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$379,453,000	$327,816,000	$—	$327,816,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	717,709,000	679,690,000	—	—	679,690,000
Construction	84,997,000	80,494,000	—	—	80,494,000
Other	461,281,000	446,607,000	—	—	446,607,000
Municipal	54,552,000	51,889,000	—	—	51,889,000
Residential
Term	672,739,000	602,025,000	—	—	602,025,000
Construction	34,262,000	33,801,000	—	—	33,801,000
Home equity line of credit	105,137,000	104,938,000	—	—	104,938,000
Consumer	18,862,000	16,676,000	—	—	16,676,000
Total loans	2,149,539,000	2,016,120,000	—	—	2,016,120,000
Mortgage servicing rights	2,096,000	3,423,000	—	3,423,000	—
Financial liabilities
Local certificates of deposit	$370,364,000	$351,799,000	$—	$351,799,000	$—
National certificates of deposit	695,063,000	704,387,000	—	704,387,000	—
Total certificates of deposit	1,065,427,000	1,056,186,000	—	1,056,186,000	—
Repurchase agreements	47,845,000	47,734,000	—	47,734,000	—
Federal Home Loan Bank advances	106,934,000	81,863,000	—	81,863,000	—
Total borrowed funds	154,779,000	129,597,000	—	129,597,000	—

Note 16 – Impact of Recently Issued Accounting Standards

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC, may result in these differences, as well as the "Risk Factors" in Part II, Item 1A listed below. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

In the three months ended March 31, 2025 the ACL-Loans increased by $243,000, the ACL-Off-Balance Commitments decreased by $5,000 and the ACL-HTM Securities increased by $1,000. Further discussion of the ACL may be found in Note 2, "Investment Securities", Note 3, "Loans", and Note 4, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of March 31, 2025 the fair value of AFS securities increased by $6.1 million and the fair value of HTM securities decreased by $2.2 million from that of December 31, 2024. The increase in the fair value of AFS securities is attributable to a combination of rate-driven market price adjustments for the underlying securities and new purchases. The decrease in the fair value of HTM securities in attributable to reinvestment of incoming cash flow to other segments of the balance sheet. Further discussion of the fair value of securities may be found in Note 2, "Investment Securities", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Risks and Uncertainties. Global markets have experienced heightened volatility amidst an escalation of trade disputes, the outcome of which is yet to be determined. The ongoing conflicts between Russia and Ukraine, and Israel and Hamas, as well as other conflicts globally, have the potential to further increase economic uncertainty and geopolitical instability. Finally, the 2024 U.S. election resulted in single party control of the executive and legislative branches of the federal government, with pledges to reign in government spending and reform numerous policies including immigration, and business regulation. Any or all could ultimately have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

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
The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2025 and 2024.

	For the three months ended March 31,
Dollars in thousands	2025	2024
Net interest income as presented	$17,799	$14,880
Effect of tax-exempt income	711	669
Net interest income, tax equivalent	$18,510	$15,549
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the three months ended March 31,
Dollars in thousands	2025	2024
Non-interest expense, as presented	$12,844	$11,761
Net interest income, as presented	17,799	14,880
Effect of tax-exempt interest income	711	669
Non-interest income, as presented	4,002	3,640
Effect of non-interest tax-exempt income	48	45
Adjusted net interest income plus non-interest income	$22,560	$19,234
Non-GAAP efficiency ratio	56.93%	61.15%
GAAP efficiency ratio	58.91%	63.50%
The Company presents certain information based upon tangible common equity instead of total shareholders' equity. The difference between these two measures is the Company's intangible assets, specifically goodwill from prior acquisitions. Management, banking regulators, and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions.
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the three months ended March 31,
Dollars in thousands	2025	2024
Average shareholders' equity as presented	$257,807	$244,083
Less average intangible assets	(30,801)	(30,827)
Average tangible shareholders' common equity	$227,006	$213,256
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of Pre-Tax, Pre-Provision Net Income is presented. The following table provides a reconciliation to Net Income:

	For the three months ended March 31,
Dollars in thousands	2025	2024
Net Income, as presented	$7,077	$6,021
Add: credit loss (reduction) expense	392	(513)
Add: income taxes expense	1,488	1,251
Pre-tax, pre-provision net income	$8,957	$6,759

Executive Summary
Net income for the three months ended March 31, 2025 was $7.1 million, up $1.1 million or 17.5% from the same period in 2024. Earnings per common share on a fully diluted basis were $0.63 for the three months ended March 31, 2025, up $0.09 or 17.0% from the $0.54 posted for the same period in 2024. Dividends totaling $0.36 per share have been declared year-to-date, representing a payout to our shareholders of 56.3% of basic earnings per share for the period.
Net interest income on a tax-equivalent basis was up $3.0 million or 19.0% in the three months ended March 31, 2025 compared to the same period in 2024. The tax equivalent net interest margin for the three months ended March 31, 2025, was 2.48%, up from 2.22% for the same period in 2024. The period-to-period change in net interest income and net interest margin is primarily attributable to an increase in the tax equivalent yield on earning assets coupled with decrease in the cost of total liabilities.

Non-interest income for the three months ended March 31, 2025 was $4.0 million, up $362,000 or 9.9%, from the three months ended March 31, 2024. As compared to the prior year, service charges on deposit accounts were up $32,000, or 6.4%, and debit card revenue decreased $16,000, or 1.3%. Revenue at First National Wealth Management increased $129,000 or 10.9% over the same period and mortgage banking revenue increased $65,000 or 50.0%.
Non-interest expense for the three months ended March 31, 2025 was $12.8 million, up $1.1 million or 9.2% from the three months ended March 31, 2024. FDIC insurance premiums increased $130,000 from the same period in 2024, salaries and employee benefits increased 13.1% and other operating expense increased 2.6% over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.19% of total assets as of March 31, 2025, up slightly from 0.14% of total assets as of December 31, 2024 and up from 0.09% of total assets as of March 31, 2024. Total past-due loans remain low and were 0.33% of total loans as of March 31, 2025, down from 0.40% and up from 0.09% of total loans as of December 31, 2024 and March 31, 2024, respectively.
The provision for credit losses on loans for the first three months of 2025 was $396,000, up from the $99,000 provisioned in the same period in 2024. Net charge-offs for the three months ended March 31, 2025 were $153,000 or 0.026% of average loans on an annualized basis, compared to net recoveries of $78,000 or 0.015% as of the three months ended March 31, 2024. The ACL for loans increased $243,000 between December 31, 2024 and March 31, 2025, and now stands at 1.05% of loans outstanding as of March 31, 2025, as compared to 1.06% at December 31, 2024 and 1.11% at March 31, 2024.
The Company's balance sheet continued to expand in the first three months of 2025 as total assets increased $30.4 million or 1.0% year-to-date. The loan portfolio increased $42.2 million or 1.8% in the three months ended March 31, 2025 and $209.4 million or 9.6% from a year ago. Loan growth in the first three months of 2025 was centered in the commercial and residential portfolios. Commercial loans increased by $30.9 million during the period, led by increases in owner-occupied commercial real estate of $11.9 million, non-owner occupied commercial real estate of $9.6 million, commercial & industrial loans of $14.0 million and multifamily of $22.3 million. Residential term and home equity loans each increased by $8.5 million in the first three months of 2025. The investment portfolio increased $5.3 million year-to-date and decreased $3.0 million from a year ago based upon cash flow of amortizing securities, limited reinvestment or new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet, total deposits decreased $13.9 million, or 0.5%, year-to-date to $2.71 billion. Low-cost deposits (Demand, NOW, Savings) followed typical seasonal patterns and decreased $91.0 million in the period, money market balances increased $22.3 million, and local CDs decreased $5.5 million, year-to-date. To balance this activity and to support earning asset growth, wholesale CDs have increased $60.2 year-to-date and borrowings have increased by $39.2 million.
Remaining well capitalized is a top priority for The Company. The Company's total risk-based capital ratio was 13.12% as of March 31, 2025, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRBB, and the OCC.
Among the Company's operating ratios, the return on average assets was 0.91% and return on average tangible common equity of 12.64% for the three months ended March 31, 2025 compared to 0.82% and 11.36%, respectively, for the same period in 2024. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 56.93% for the three months ended March 31, 2025 compared to 61.15% for the same period in 2024, the change being attributable primarily to higher levels of net interest income.

Net Interest Income
Total interest income of $38.7 million for the three months ended March 31, 2025 was an increase of $3.7 million or 10.6% compared to total interest income of $35.0 million for the same period of 2024. All of the increase is attributable to the loan portfolio which benefited from both greater volume and higher average yields as compared to the prior year.
Total interest expense of $20.9 million for the three months ended March 31, 2025, was an increase of $802,000 or 4.0% compared to total interest expense for the three months ended March 31, 2024. The increase was concentrated within borrowed funds expense which was up $710,000 based mostly in higher utilization of FHLB funding as compared to the prior year.
As a result, net interest income of $17.8 million for the three months ended March 31, 2025 was an increase of $2.9 million or 19.6% compared to net interest income of $14.9 million for the same period ended March 31, 2024. The Company's net interest margin on a tax-equivalent basis for the three months ended March 31, 2025 was 2.48%, up from 2.22% for the first three months of 2024. Tax-exempt interest income amounted to $2.7 million for the three months ended March 31, 2025 compared to $2.5 million for the three months ended March 31, 2024.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2025 and 2024. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the three months ended
	March 31, 2025		March 31, 2024
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$56	5.44%	$78	5.50%
Investments	5,249	3.26%	5,236	3.17%
Loans	34,115	5.84%	30,343	5.68%
Total interest income	39,420	5.28%	35,657	5.09%
Interest expense
Deposits	19,269	3.25%	19,177	3.37%
Other borrowings	1,641	3.53%	931	2.93%
Total interest expense	20,910	3.27%	20,108	3.35%
Net interest income	$18,510		$15,549
Interest rate spread		2.01%		1.74%
Net interest margin		2.48%		2.22%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2025 compared to 2024. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the three months ended March 31, 2025 compared to 2024
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(20)	$(2)	$—	$(22)
Investment securities	(80)	94	(1)	13
Loans held for sale	—	—	—	—
Loans	3,086	623	63	3,772
Change in interest income	2,986	715	62	3,763
Interest expense
Deposits	1,002	(865)	(45)	92
Other borrowings	444	180	86	710
Change in interest expense	1,446	(685)	41	802
Change in net interest income	$1,540	$1,400	$21	$2,961
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2025 and 2024:

	For the three months ended
Dollars in thousands	March 31, 2025	March 31, 2024
Assets
Cash and cash equivalents	$23,567	$23,520
Interest-bearing deposits in other banks	4,177	5,704
Securities available for sale (includes tax exempt securities of $36,342 and $36,483 at March 31, 2025 and 2024, respectively)	276,770	275,897
Securities to be held to maturity, net of ACL (included tax exempt securities of $250,855 and $253,342 at March 31, 2025 and 2024, respectively)	369,126	382,899
Restricted equity securities, at cost	7,875	5,084
Loans held for sale	28	16
Loans	2,369,053	2,150,359
Allowance for credit losses	(24,993)	(24,186)
Net loans	2,344,060	2,126,173
Accrued interest receivable	16,486	13,954
Premises and equipment	27,759	28,690
Other real estate owned	138	—
Goodwill	30,646	30,646
Other assets	64,500	62,479
Total Assets	$3,165,132	$2,955,062
Liabilities & Shareholders' Equity
Demand deposits	$285,363	$269,671
NOW deposits	616,789	624,781
Money market deposits	396,718	316,140
Savings deposits	264,461	288,025
Certificates of deposit	1,128,041	1,057,526
Total deposits	2,691,372	2,556,143
Borrowed funds – short term	118,463	57,621
Borrowed funds – long term	70,000	70,000
Dividends payable	2,034	903
Other liabilities	25,456	26,312
Total Liabilities	2,907,325	2,710,979
Shareholders' Equity:
Common stock	112	111
Additional paid-in capital	71,995	70,216
Retained earnings	226,187	215,529
Net unrealized loss on securities available for sale	(40,864)	(42,476)
Net unrealized loss on securities transferred from available for sale to held to maturity	(46)	(55)
Net unrealized gain on cash flow hedging derivative instruments	136	455
Net unrealized gain on postretirement benefit costs	287	303
Total Shareholders' Equity	257,807	244,083
Total Liabilities & Shareholders' Equity	$3,165,132	$2,955,062

Non-Interest Income
Non-interest income of $4.0 million for the three months ended March 31, 2025 is an increase of $362,000 compared to the same period in 2024. Service charges on deposit accounts were up $32,000, or 6.4%, debit card revenue was down $16,000, or 1.3%, and revenue at First National Wealth Management increased $129,000 or 10.9%. Over the same period, Mortgage banking revenue was up $65,000, or 50.0%.

Non-Interest Expense
Non-interest expense of $12.8 million for the three months ended March 31, 2025 is an increase of 9.2% or $1.1 million compared to non-interest expense of $11.8 million for the same period in 2024. Salaries and employee benefits increased $793,000, or 13.1%, attributable to a combination of salary adjustments, incentive compensation accruals, increased benefit costs, and several one-time expenses resulting from retirements. Furniture and equipment expense was up $73,000 or 5.3% on higher software costs, and other operating expense increased $76,000 or 2.6%. FDIC insurance premiums increased by $130,000 due to balance sheet expansion.

Income Taxes
Income taxes on operating earnings were $1.5 million for the three months ended March 31, 2025, up $237,000 from the same period in 2024.

Investments
The carrying value of the Company's investment portfolio increased by $5.3 million between December 31, 2024 and March 31, 2025 from $651.6 million to $656.8 million. The change in value of the portfolio is attributable to a combination of incoming cash flow from amortizing investments, limited re-investment or new purchases, and the effects of interest rate movement on the fair value of AFS holdings. As of March 31, 2025, mortgage-backed securities had a carrying value of $278.5 million and a fair value of $268.1 million. Of this total, securities with a fair value of $74.8 million or 28.7% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $185.7 million or 71.3% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $45,000 at March 31, 2025. This compares to $47,000 and $54,000, net of taxes, at December 31, 2024 and March 31, 2024, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2025 and 2024 and December 31, 2024.

Dollars in thousands	March 31, 2025	December 31, 2024	March 31, 2024
Securities available for sale
U.S. Treasury & Agency securities	$18,950	$19,796	$19,693
Mortgage-backed securities	226,877	219,382	218,002
State and political subdivisions	32,762	33,252	33,950
Asset-backed securities	2,175	2,250	2,806
	$280,764	$274,680	$274,451
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100	$38,100	$38,100
Mortgage-backed securities	51,600	52,370	55,483
State and political subdivisions	251,818	252,180	254,302
Corporate securities	27,250	27,250	31,750
	$368,768	$369,900	$379,635
Less allowance for credit losses	(197)	(196)	(182)
Net securities to be held to maturity	$368,571	$369,704	$379,453
Restricted equity securities
Federal Home Loan Bank Stock	$6,472	$6,166	$4,896
Federal Reserve Bank Stock	1,037	1,037	1,037
	$7,509	$7,203	$5,933
Total securities	$656,844	$651,587	$659,837
The Company adopted ASC 326, the CECL standard in 2023. In conjunction with adoption, holdings of AFS Securities and HTM securities were evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $197,000 as of March 31, 2025, $196,000 as of December 31, 2024 and $182,000 March 31, 2024. Further details are included in Note 2 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2025. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$1,484	1.86%	$—	0.00%
Due in 1 to 5 years	—	0.00%	6,500	1.09%
Due in 5 to 10 years	8,416	1.17%	8,150	1.55%
Due after 10 years	9,050	2.00%	23,450	1.54%
Total	18,950	1.62%	38,100	1.47%
Mortgage-Backed Securities
Due in 1 year or less	15	3.58%	—	0.00%
Due in 1 to 5 years	80	3.56%	5	7.57%
Due in 5 to 10 years	8,548	3.41%	3,697	4.74%
Due after 10 years	218,234	2.72%	47,898	1.51%
Total	226,877	2.75%	51,600	1.74%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	2,704	5.22%
Due in 1 to 5 years	180	5.06%	16,115	3.43%
Due in 5 to 10 years	8,794	2.47%	66,747	3.30%
Due after 10 years	23,788	3.42%	166,252	2.31%
Total	32,762	3.18%	251,818	2.67%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	2,175	5.62%	—	0.00%
Total	2,175	5.62%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	1,750	3.56%
Due in 5 to 10 years	—	0.00%	25,500	5.06%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	27,250	4.96%
	$280,764	2.74%	$368,768	2.59%

AFS Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain AFS securities where the amortized cost of which exceeds fair value, which at March 31, 2025 amounted to $49.4 million, or 14.98% of the amortized cost of the total securities portfolio. At December 31, 2024, this amount was $54.2 million, or 16.48% of the amortized cost of total securities portfolio.
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
As of March 31, 2025, the Company had AFS debt securities in an unrealized loss position with a fair value of $247.7 million and unrealized losses of $49.4 million, as identified in the table below. AFS Securities in a continuous unrealized loss position for more than twelve months amounted to a fair value of $232.6 million as of March 31, 2025, compared with $234.1 million at December 31, 2024. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at March 31, 2025:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$18,950	$(5,593)	$18,950	$(5,593)
Mortgage-backed securities	8,974	(105)	185,973	(36,311)	194,947	(36,416)
State and political subdivisions	4,862	(172)	27,720	(7,196)	32,582	(7,368)
Asset-backed securities	1,173	(6)	—	—	1,173	(6)
	$15,009	$(283)	$232,643	$(49,100)	$247,652	$(49,383)

For AFS securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of March 31, 2025, there were $5.6 million of unrealized losses on these securities compared to $6.2 million at December 31, 2024. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.
AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2025, there were $36.4 million of unrealized losses on these securities compared with $41.0 million at December 31, 2024. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2025 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
AFS Obligations of state and political subdivisions. As of March 31, 2025, there were $7.4 million of unrealized losses on these securities compared to $6.9 million at December 31, 2024. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At March 31, 2025, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2025 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with general market conditions. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.
AFS Asset-backed securities. As of March 31, 2025, there were $6,000 of unrealized losses on these securities compared with none at December 31, 2024. These securities consist of U.S. Government backed student loans along with other credit enhancements.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of March 31, 2025, the Bank's investment in FHLBB stock totaled $6.5 million. This compares to $6.2 million as of December 31, 2024 and $4.9 million as of March 31, 2024. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through March 31, 2025.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at March 31, 2025 and 2024, and December 31, 2024.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through March 31, 2025. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. There were no loans held for sale as of March 31, 2025 and 2024 and December 31, 2024.
Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first three months of 2025, with total loans at $2.38 billion at March 31, 2025, up $42.2 million or 1.8% from total loans of $2.34 billion at December 31, 2024. Commercial loans increased $30.9 million or 2.2% between December 31, 2024 and March 31, 2025, municipal loans decreased $6.7 million or 10.9%, and both residential term loans and home equity lines of credit increased $8.5 million.
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
The following table summarizes the loan portfolio, by class, at March 31, 2025 and 2024 and December 31, 2024.

Dollars in thousands	March 31, 2025		December 31, 2024		March 31, 2024
Commercial
Real estate owner occupied	$370,465	15.5%	$358,588	15.3%	$327,496	15.1%
Real estate non-owner occupied	413,530	17.4%	403,899	17.3%	399,658	18.4%
Construction	76,402	3.2%	99,717	4.3%	85,817	3.9%
C&I	379,767	16.0%	365,817	15.6%	321,855	14.8%
Multifamily	131,036	5.5%	108,732	4.6%	101,344	4.7%
Agriculture	48,705	2.0%	52,219	2.2%	45,064	2.1%
Municipal	55,104	2.3%	61,827	2.6%	54,746	2.5%
Residential
Term	719,348	30.2%	710,807	30.4%	678,093	31.1%
Construction	35,427	1.5%	35,481	1.5%	34,824	1.6%
Home Equity
Revolving and term	131,522	5.5%	123,063	5.3%	105,814	4.9%
Consumer	21,844	0.9%	20,790	0.9%	19,035	0.9%
Total loans	$2,383,150	100.0%	$2,340,940	100.0%	$2,173,746	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2025.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$5,645	$90,555	$33,617	$240,648	$370,465
Real estate non-owner occupied	14,290	65,246	32,382	301,612	413,530
Construction	7,251	26,099	3,077	39,975	76,402
C&I	62,317	190,067	37,701	89,682	379,767
Multifamily	98	18,793	1,019	111,126	131,036
Agriculture	2,121	16,067	11,251	19,266	48,705
Municipal	7,751	16,828	12,998	17,527	55,104
Residential
Term	170	42,859	36,408	639,911	719,348
Construction	1,759	4,334	—	29,334	35,427
Home Equity
Revolving and term	6,112	8,463	8,142	108,805	131,522
Consumer	8,143	7,425	1,328	4,948	21,844
Total loans	$115,657	$486,736	$177,923	$1,602,834	$2,383,150

The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2025.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$64,870	2.7%	$305,595	12.8%	$370,465	15.5%
Real estate non-owner occupied	112,910	4.7%	300,620	12.7%	413,530	17.4%
Construction	30,130	1.3%	46,272	1.9%	76,402	3.2%
C&I	146,673	6.2%	233,094	9.8%	379,767	16.0%
Multifamily	12,251	0.5%	118,785	5.0%	131,036	5.5%
Agriculture	10,229	0.4%	38,476	1.6%	48,705	2.0%
Municipal	54,895	2.3%	209	0.0%	55,104	2.3%
Residential
Term	468,908	19.7%	250,440	10.5%	719,348	30.2%
Construction	17,510	0.7%	17,917	0.8%	35,427	1.5%
Home Equity
Revolving and Term	22,315	0.9%	109,207	4.6%	131,522	5.5%
Consumer	14,682	0.6%	7,162	0.3%	21,844	0.9%
Total loans	$955,373	40.0%	$1,427,777	60.0%	$2,383,150	100.0%

Loan Concentrations
As of March 31, 2025 and 2024, the Bank had two concentration of loans in two particular industries that exceeded 10% of its total loan portfolio: (1) loans to hotels (except Casino hotels) and motels, totaling $253.4 million, or 10.63% and $231.5 million, or 10.65% of total loans, respectively; and (2) loans to lessors of residential buildings and dwellings, totaling $266.7 million, or 11.19% and $229.5 million, or 10.56% of total loans, respectively.

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
The ACL includes reserve amounts assigned to IAL. This includes loans with balances of $250,000 or more that have been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2025, IAL with specific reserves totaled $1.3 million and the amount of such reserves was $1.0 million. This compares to IAL with specific reserves of $1.7 million at December 31, 2024 and the amount of such reserves was $1.0 million.
The total ACL on loans at March 31, 2025 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which management believes are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.

The following table summarizes the allocation of allowance by loan class as of March 31, 2025 and 2024 and December 31, 2024. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2025		December 31, 2024		March 31, 2024
Commercial
Real estate owner occupied	$5,189	15.5%	$5,045	15.3%	$5,180	15.1%
Real estate non-owner occupied	4,870	17.4%	4,829	17.3%	4,265	18.4%
Construction	619	3.2%	944	4.3%	820	3.9%
C&I	5,499	16.0%	5,364	15.6%	5,083	14.8%
Multifamily	1,455	5.5%	1,239	4.6%	1,507	4.7%
Agriculture	587	2.0%	605	2.2%	392	2.1%
Municipal	235	2.3%	262	2.6%	194	2.5%
Residential
Term	5,260	30.2%	5,241	30.4%	5,354	31.1%
Construction	465	1.5%	474	1.5%	562	1.6%
Home Equity
Revolving and term	751	5.5%	686	5.3%	677	4.9%
Consumer	184	0.9%	182	0.9%	173	0.9%
Total	$25,114	100.0%	$24,871	100.0%	$24,207	100.0%
A breakdown of the ACL on loans as of March 31, 2025, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,472	$717	$5,189
Real estate non-owner occupied	—	4,252	618	4,870
Construction	—	472	147	619
C&I	1,029	3,872	598	5,499
Multifamily	—	1,290	165	1,455
Agriculture	—	444	143	587
Municipal	—	33	202	235
Residential
Term	—	4,823	437	5,260
Construction	—	403	62	465
Home Equity
Revolving and term	—	662	89	751
Consumer	—	176	8	184
	$1,029	$20,899	$3,186	$25,114
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $396,000 for the first three months of 2025 and $99,000 the first three months of 2024. Net charge-offs were $153,000 in the first three months of 2025, compared to net recoveries of $78,000 in the first three months of 2024. The ACL as a percentage of outstanding loans was 1.05% as of March 31, 2025, down slightly from 1.06% as of December 31, 2024, and down from 1.11% as of March 31, 2024.

The following table summarizes the activities in the ACL for the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024:

Dollars in thousands	March 31, 2025	December 31, 2024	March 31, 2024
Balance at the beginning of period	$24,871	$24,030	$24,030
Loans charged off:
Commercial
Real estate owner occupied	—	—	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	146	451	—
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	1	37	—
Construction	—	—	—
Home Equity
Revolving and term	—	7	—
Consumer	61	252	96
Total	208	747	96
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	—	100	100
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	26	25	23
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	2	32	25
Construction	—	—	—
Home Equity
Revolving and term	2	24	3
Consumer	25	103	23
Total	55	284	174
Net loans charged off (recovered)	153	463	(78)
Credit loss expense	396	1,304	99
Balance at end of period	$25,114	$24,871	$24,207
Ratio of net loans charged off (recovered) to average loans outstanding[1]	0.026%	0.021%	(0.015)%
Ratio of allowance for credit losses to total loans outstanding	1.05%	1.06%	1.11%
1 Annualized using a 365-day basis in 2025 and a 366-day basis in 2024.

ACL for Unfunded Commitments
The Bank's modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $709,000 as of March 31, 2025.
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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.25% at March 31, 2025 compared to 0.18% at December 31, 2024 and 0.12% at March 31, 2024. The following table shows the distribution of nonperforming loans by class as of March 31, 2025 and 2024 and December 31, 2024:

Dollars in thousands	March 31, 2025	December 31, 2024	March 31, 2024
Commercial
Real estate owner occupied	$545	553	$—
Real estate non-owner occupied	61	61	—
Construction	17	18	20
C&I	1,943	1,695	394
Multifamily	17	—	—
Agriculture	111	31	33
Municipal	—	—	—
Residential
Term	2,944	1,599	1,959
Construction	—	—	—
Home Equity
Revolving and term	415	291	304
Consumer	—	—	—
Total nonperforming loans	$6,053	$4,248	$2,710
Allowance for credit losses on loans as a percentage of nonperforming loans	414.9%	585.5%	893.2%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2025, loans 90 or more days past due and still accruing interest totaled $695,000, compared to $1.0 million at December 31, 2024 and $50,000 at March 31, 2024.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the accompanying financial statements.

Past Due Loans
The Bank's overall loan delinquency ratio was 0.33% at March 31, 2025 compared to 0.40% at December 31, 2024 and 0.09% at March 31, 2024. Loans 90 or more days delinquent and accruing decreased from $1.0 million at December 31, 2024 to $695,000 as of March 31, 2025. The following table sets forth loan delinquencies as of March 31, 2025 and 2024 and December 31, 2024:

Dollars in thousands	March 31, 2025	December 31, 2024	March 31, 2024
Commercial
Real estate owner occupied	$195	$549	$447
Real estate non-owner occupied	61	—	—
Construction	44	—	—
C&I	2,300	1,998	87
Multifamily	—	—	—
Agriculture	229	115	119
Municipal	—	—	—
Residential
Term	3,128	3,686	829
Construction	157	390	—
Home Equity
Revolving and term	851	1,536	396
Consumer	1,007	1,109	170
Total	$7,972	$9,383	$2,048
Loans 30-89 days past due to total loans	0.139%	0.311%	0.058%
Loans 90+ days past due and accruing to total loans	0.029%	0.044%	0.002%
Loans 90+ days past due on non-accrual to total loans	0.166%	0.046%	0.034%
Total past due loans to total loans	0.335%	0.401%	0.094%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2025, there were two potential problem loans reported with a balance of $18,000 or 0.001% of total loans. This compares to one potential problem loan with a balance of $84,000 or 0.004% of total loans at December 31, 2024.
As of March 31, 2025, there were four residential loans in the process of foreclosure totaling $1.2 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of March 31, 2025, there were no commercial loans in the process of foreclosure. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At March 31, 2025 and 2024, there were no OREO properties and no allowance for losses. This compares to December 31, 2024, when there was one OREO property with a balance of $173,000, net of an allowance for OREO losses of $35,000. The table below presents the composition of OREO at March 31, 2025 and 2024, and December 31, 2024:

Dollars in thousands	March 31, 2025	December 31, 2024	March 31, 2024
Carrying Value
Residential
Term	$—	$208	$—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	—	208	—
Related Allowance
Residential
Term	—	35	—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	—	35	—
Net Value
Residential
Term	—	173	—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	$—	$173	$—

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 85.0% of total average assets in the first three months of 2025, down slightly from 86.5% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.
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
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of March 31, 2025, the Bank had primary sources of contingent liquidity of $881.0 million or 27.9% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $321.0 million in borrowing capacity at FRBB under the FRBB's Borrower in Custody program as well as securities available as collateral, $101.0 million in credit lines with correspondent banks, and $50.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.353 billion or 42.9% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the three-months periods ended March 31, 2025 and 2024 the Bank declared dividends to the Company of $4.0 million and $3.9 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholder's Equity below.
Deposits
During the first three months of 2025, total deposits decreased by $13.9 million or 0.5% from December 31, 2024 levels. The Bank generally experiences a modest decline in deposit balances in the first quarter of each year due to seasonal effects. In the first three months of 2025 low-cost deposits (demand, NOW, and savings accounts) decreased by $91.0 million or 7.4% . Money market deposits increased $22.3 million or 5.9%, and certificates of deposit increased $54.7 million or 4.9% as depositors shifted balances to higher cost product types and brokered certificates of deposit were issued to support earning asset growth. The decrease in low-cost deposits for the period was consistent with Management's estimates based upon historical seasonal deposit behaviors.
Between March 31, 2024 and March 31, 2025, total deposits increased by $162.3 million or 6.4%. Low-cost deposits decreased by $18.9 million or 1.6%, money market accounts increased $77.1 million or 24.0%, and certificates of deposit increased $104.1 million or 9.8%.
Estimated uninsured deposits totaled $476.8 million or 17.6% of total deposits as of March 31, 2025, and $506.2 million or 18.6% of total deposits as of December 31, 2024. The company has pledged assets as collateral covering certain deposits; these amounts were $351.9 million and $349.8 million as of March 31, 2025 and December 31, 2024, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and customer repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2025, borrowed funds increased $39.2 million. This change consisted of a $59.9 million increase in short-term FHLBB advances, a $4.3 million increase in customer repurchase agreement balances, and a $25.0 million decrease in long-term advances from the FHLBB. Between March 31, 2024 and March 31, 2025, borrowed funds increased by $30.7 million.

Capital Resources
Shareholders' equity as of March 31, 2025 was $259.7 million, compared to $252.5 million as of December 31, 2024 and $242.6 million as of March 31, 2024. The Company's earnings in the first three months of 2025, net of dividends declared, added $3.0 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $38.7 million as of March 31, 2025 and was $42.7 million as of December 31, 2024. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the AFS Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.36 per share was declared in the first quarter of 2025. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 56.34% for the first three months of 2025 compared to 63.64% for the same period in 2024. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2025 is this year's net income plus $27.9 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on AFS securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. The Company met each of the well-capitalized ratio guidelines at March 31, 2025.

The following tables indicate the capital ratios for the Bank and the Company at March 31, 2025 and December 31, 2024:

As of March 31, 2025	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.40%	11.91%	11.91%	13.07%
Company	8.40%	11.96%	11.96%	13.12%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2024	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.32%	11.98%	11.98%	13.16%
Company	8.47%	12.04%	12.04%	13.22%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

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

At March 31, 2025, the Bank had one outstanding off-balance sheet, derivative instrument, designated as a cash flow hedge and four off-balance sheet, derivative instruments, designated as fair value hedges. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $75.0 million and $150.0 million, respectively, and an unrealized loss of $802,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At March 31, 2025, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of March 31, 2025, the Bank had 12 loan swap agreements in place with a total notional value of $116.3 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2025:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$185,444	$115,444	$70,000	$—	$—
Operating leases	636	105	107	56	368
Certificates of deposit	1,169,516	731,731	356,736	81,049	—
Total	$1,355,596	$847,280	$426,843	$81,105	$368
Total loan commitments and unused lines of credit	$287,971	$287,971	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2025 was (15.75)% of total assets compared to (15.98)% of total assets at December 31, 2024. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2025, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$30,119	$37,860	$162,609	$418,747
Restricted stock, at cost	6,472	—	—	1,037
Loans held for sale	—	—	—	—
Loans	720,889	373,360	1,014,148	274,753
Other interest-earning assets	—	—	—	27,557
Non-rate-sensitive assets	14,442	—	—	105,379
Total assets	771,922	411,220	1,176,757	827,473
Interest-bearing deposits	1,113,879	476,517	440,722	467,880
Borrowed funds	59,905	35,000	35,000	—
Non-rate-sensitive liabilities and equity	—	—	—	558,469
Total liabilities and equity	1,173,784	511,517	475,722	1,026,349
Period gap	$(401,862)	$(100,297)	$701,035	$(198,876)
Percent of total assets	(12.61)%	(3.15)%	21.99%	(6.24)%
Cumulative gap (current)	$(401,862)	$(502,159)	$198,876	$—
Percent of total assets	(12.61)%	(15.75)%	6.24%	—%

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

The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short- term rates gradually increase by two percentage points. The Company's modeling as of March 31, 2025 projects net interest income would increase by approximately 2.8% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.5% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 4.4% if rates rise gradually by two percentage points over the next year. Each scenario is within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 18.3% in the two percentage point falling-rate scenario, and higher by 17.3% in the one percentage point falling rate scenario; net interest income would be higher than that earned in a stable rate environment by 4.0% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2025 and December 31, 2024 is presented in the following table:

Changes in Net Interest Income	March 31, 2025	December 31, 2024
Year 1
Projected change if rates decrease by 1.0%	1.5%	1.7%
Projected change if rates decrease by 2.0%	2.8%	2.8%
Projected change if rates increase by 2.0%	(4.4)%	(4.2)%
Year 2
Projected change if rates decrease by 1.0%	17.3%	17.8%
Projected change if rates decrease by 2.0%	18.3%	19.1%
Projected change if rates increase by 2.0%	4.0%	2.6%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2025, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2025, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2025, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information
Item 1 – Legal Proceedings
The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2024.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the three months ended March 31, 2025:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2025	10,039	$25.74	—	—
February 2025	745	25.73	—	—
March 2025	—	—	—	—
	10,784	$25.74		—

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
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 2.3 to the Company's Form 10-K filed March 7, 2025).
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

Date: May 9, 2025

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: May 9, 2025