Form 10-Q
period 2025-09-30
First Bancorp, Inc /ME/
filed 2025-11-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2025
Common Stock: 11,219,320 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarter ended September 30,
except for per share amounts	2025	2024	2025	2024
Summary of Operations
Interest Income	$119,539	$109,833	$41,005	$38,287
Interest Expense	63,273	63,476	20,947	21,885
Net Interest Income	56,266	46,357	20,058	16,402
Credit Loss Expense (Reduction)	1,578	(639)	700	(638)
Non-Interest Income	12,606	11,919	4,475	4,122
Non-Interest Expense	37,797	35,011	12,754	12,000
Net Income	24,222	19,763	9,082	7,571
Per Common Share Data
Basic Earnings per Share	$2.19	$1.79	$0.82	$0.69
Diluted Earnings per Share	2.16	1.78	0.81	0.68
Cash Dividends Declared	1.10	1.07	0.37	0.36
Book Value per Common Share	24.48	23.03	24.48	23.03
Tangible Book Value per Common Share[2]	21.74	20.27	21.74	20.27
Market Value	26.26	26.32	26.26	26.32
Financial Ratios
Return on Average Equity[1]	12.28%	10.67%	13.33%	11.86%
Return on Average Tangible Common Equity[1,2]	13.91%	12.19%	15.04%	13.50%
Return on Average Assets[1]	1.02%	0.87%	1.13%	0.98%
Average Equity to Average Assets	8.28%	8.20%	8.45%	8.24%
Average Tangible Equity to Average Assets[2]	7.31%	7.18%	7.49%	7.24%
Net Interest Margin Tax-Equivalent[1,2]	2.57%	2.25%	2.70%	2.32%
Dividend Payout Ratio	50.34%	59.81%	45.18%	52.55%
Allowance for Credit Losses/Total Loans	1.05%	1.04%	1.05%	1.04%
Non-Performing Loans to Total Loans	0.40%	0.11%	0.40%	0.11%
Non-Performing Assets to Total Assets	0.30%	0.08%	0.30%	0.08%
Efficiency Ratio[2]	53.12%	57.88%	50.40%	56.37%
At Period End
Total Assets	$3,198,478	$3,142,563	$3,198,478	$3,142,563
Total Loans	2,398,510	2,307,253	2,398,510	2,307,253
Total Investment Securities	642,961	669,076	642,961	669,076
Total Deposits	2,737,550	2,702,718	2,737,550	2,702,718
Total Shareholders' Equity	274,566	256,783	274,566	256,783
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

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2025 and 2024 and for the three-month and nine-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
November 7, 2025

Consolidated Balance Sheets (Unaudited) - The First Bancorp, Inc. and Subsidiary

	September 30, 2025	December 31, 2024	September 30, 2024
Assets
Cash and cash equivalents	$31,606,000	$27,636,000	$35,136,000
Interest bearing deposits in other banks	7,225,000	22,100,000	17,199,000
Securities available for sale	273,493,000	274,680,000	285,021,000
Securities held-to-maturity (net of ACL), fair value of $316,574,000 at September 30, 2025, $314,993,000 at December 31, 2024 and $333,575,000 at September 30, 2024	362,552,000	369,704,000	377,635,000
Restricted equity securities, at cost	6,916,000	7,203,000	6,420,000
Loans held for sale	333,000	—	—
Loans	2,398,510,000	2,340,940,000	2,307,253,000
Less allowance for credit losses	25,078,000	24,871,000	23,999,000
Net loans	2,373,432,000	2,316,069,000	2,283,254,000
Accrued interest receivable	16,256,000	13,976,000	14,600,000
Premises and equipment, net	27,919,000	27,855,000	27,449,000
Other real estate owned	—	173,000	173,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	68,100,000	66,968,000	65,030,000
Total assets	$3,198,478,000	$3,157,010,000	$3,142,563,000
Liabilities
Demand deposits	$313,729,000	$292,255,000	$312,956,000
NOW deposits	638,090,000	676,107,000	651,242,000
Money market deposits	458,398,000	376,627,000	344,102,000
Savings deposits	255,806,000	265,451,000	269,092,000
Certificates of deposit	1,071,527,000	1,114,811,000	1,125,326,000
Total deposits	2,737,550,000	2,725,251,000	2,702,718,000
Borrowed funds – short term	57,468,000	51,278,000	56,027,000
Borrowed funds – long term	95,500,000	95,000,000	95,000,000
Other liabilities	33,394,000	32,988,000	32,035,000
Total liabilities	2,923,912,000	2,904,517,000	2,885,780,000
Shareholders' equity
Common stock, one cent par value per share	112,000	112,000	111,000
Additional paid-in capital	73,276,000	71,832,000	71,389,000
Retained earnings	234,435,000	222,823,000	219,559,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(33,523,000)	(42,671,000)	(34,394,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(40,000)	(47,000)	(49,000)
Net unrealized gain (loss) on cash flow hedging derivative instruments	19,000	157,000	(136,000)
Net unrealized gain on postretirement costs	287,000	287,000	303,000
Total shareholders' equity	274,566,000	252,493,000	256,783,000
Total liabilities & shareholders' equity	$3,198,478,000	$3,157,010,000	$3,142,563,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,214,455	11,155,528	11,148,066
Book value per common share	$24.48	$22.63	$23.03
Tangible book value per common share	$21.74	$19.87	$20.27
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited) - The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2025	2024	2025	2024
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $2,169,000 for September 30, 2025 and $1,824,000 for September 30, 2024)	$105,135,000	$95,541,000	$36,197,000	$33,498,000
Interest on deposits with other banks	215,000	190,000	108,000	56,000
Interest and dividends on investments (includes YTD tax-exempt income of $5,865,000 for September 30, 2025 and $5,971,000 for September 30, 2024)	14,189,000	14,102,000	4,700,000	4,733,000
Total interest income	119,539,000	109,833,000	41,005,000	38,287,000
Interest expense
Interest on deposits	58,374,000	59,111,000	19,380,000	20,118,000
Interest on borrowed funds	4,899,000	4,365,000	1,567,000	1,767,000
Total interest expense	63,273,000	63,476,000	20,947,000	21,885,000
Net interest income	56,266,000	46,357,000	20,058,000	16,402,000
Credit loss expense (reduction) - loans	1,434,000	58,000	690,000	(580,000)
Credit loss (reduction) expense - debt securities HTM	(10,000)	(210,000)	(12,000)	76,000
Credit loss expense (reduction) - off-balance sheet credit exposures	154,000	(487,000)	22,000	(134,000)
Total credit loss expense (reduction)	1,578,000	(639,000)	700,000	(638,000)
Net interest income after provision for credit losses	54,688,000	46,996,000	19,358,000	17,040,000
Non-interest income
Investment management and fiduciary income	3,994,000	3,689,000	1,341,000	1,232,000
Service charges on deposit accounts	1,602,000	1,552,000	532,000	511,000
Mortgage origination and servicing income, net of amortization	635,000	512,000	219,000	193,000
Debit card income	3,859,000	3,884,000	1,403,000	1,365,000
Other operating income	2,516,000	2,282,000	980,000	821,000
Total non-interest income	12,606,000	11,919,000	4,475,000	4,122,000
Non-interest expense
Salaries and employee benefits	19,800,000	17,768,000	6,674,000	6,126,000
Occupancy expense	2,567,000	2,532,000	814,000	823,000
Furniture and equipment expense	4,391,000	4,182,000	1,491,000	1,416,000
FDIC insurance premiums	2,093,000	1,762,000	698,000	636,000
Amortization of identified intangibles	20,000	20,000	7,000	7,000
Other operating expense	8,926,000	8,747,000	3,070,000	2,992,000
Total non-interest expense	37,797,000	35,011,000	12,754,000	12,000,000
Income before income taxes	29,497,000	23,904,000	11,079,000	9,162,000
Income tax expense	5,275,000	4,141,000	1,997,000	1,591,000
NET INCOME	$24,222,000	$19,763,000	$9,082,000	$7,571,000
Basic earnings per common share	$2.19	$1.79	$0.82	$0.69
Diluted earnings per common share	$2.16	$1.78	$0.81	$0.68
Other comprehensive income (loss) net of tax
Net unrealized gain on securities available for sale, net of taxes	$9,148,000	$5,181,000	$3,714,000	$8,975,000
Net unrealized gain on transferred securities, net of taxes	7,000	7,000	20,000	2,000
Net unrealized loss on hedging derivative instruments	(138,000)	(436,000)	(65,000)	(869,000)
Other comprehensive gain	9,017,000	4,752,000	3,669,000	8,108,000
Comprehensive income	$33,239,000	$24,515,000	$12,751,000	$15,679,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited) - The First Bancorp, Inc. and Subsidiary

Nine Month Period Ended September 30, 2025 and 2024
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2023	11,098,057	$70,182,000	$211,925,000	$(39,028,000)	$243,079,000
Net income	—	—	19,763,000	—	19,763,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	5,181,000	5,181,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	7,000	7,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(436,000)	(436,000)
Comprehensive income	—	—	19,763,000	4,752,000	24,515,000
Cash dividends declared ($1.07 per share)	—	—	(11,917,000)	—	(11,917,000)
Equity compensation expense	—	680,000	—	—	680,000
Payment to repurchase common stock	(9,081)	—	(212,000)	—	(212,000)
Issuance of restricted stock	32,859	—	—	—	—
Proceeds from sale of common stock	26,231	638,000	—	—	638,000
Balance at September 30, 2024	11,148,066	$71,500,000	$219,559,000	$(34,276,000)	$256,783,000

Balance at December 31, 2024	11,155,528	$71,944,000	$222,823,000	$(42,274,000)	$252,493,000
Net income	—	—	24,222,000	—	24,222,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	9,148,000	9,148,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	7,000	7,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(138,000)	(138,000)
Comprehensive income	—	—	24,222,000	9,017,000	33,239,000
Cash dividends declared ($1.10 per share)	—	—	(12,326,000)	—	(12,326,000)
Equity compensation expense	—	764,000	—	—	764,000
Payment to repurchase common stock	(11,659)	—	(284,000)	—	(284,000)
Issuance of restricted stock	43,297	—	—	—	—
Proceeds from sale of common stock	27,289	680,000	—	—	680,000
Balance at September 30, 2025	11,214,455	$73,388,000	$234,435,000	$(33,257,000)	$274,566,000

Three Month Period Ended September 30, 2025 and 2024
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at June 30, 2024	11,139,639	$71,053,000	$215,999,000	$(42,384,000)	$244,668,000
Net income	—	—	7,571,000	—	7,571,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,975,000	8,975,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	2,000	2,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(869,000)	(869,000)
Comprehensive income	—	—	7,571,000	8,108,000	15,679,000
Cash dividends declared ($0.36 per share)	—	—	(4,011,000)	—	(4,011,000)
Equity compensation expense	—	230,000	—	—	230,000
Payment to repurchase common stock	(200)	—	—	—	—
Proceeds from sale of common stock	8,627	217,000	—	—	217,000
Balance at September 30, 2024	11,148,066	$71,500,000	$219,559,000	$(34,276,000)	$256,783,000

Balance at June 30, 2025	11,205,861	$72,907,000	$229,511,000	$(36,926,000)	$265,492,000
Net income	—	—	9,082,000	—	9,082,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	3,714,000	3,714,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	20,000	20,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(65,000)	(65,000)
Comprehensive income	—	—	9,082,000	3,669,000	12,751,000
Cash dividends declared ($0.37 per share)	—	—	(4,149,000)	—	(4,149,000)
Equity compensation expense	—	254,000	—	—	254,000
Payment to repurchase common stock	(225)	—	(9,000)	—	(9,000)
Proceeds from sale of common stock	8,819	227,000	—	—	227,000
Balance at September 30, 2025	11,214,455	$73,388,000	$234,435,000	$(33,257,000)	$274,566,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) - The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$24,222,000	$19,763,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,644,000	1,657,000
Change in deferred taxes	31,000	111,000
Credit loss expense (reduction)	1,578,000	(639,000)
Loans originated for resale	(7,435,000)	(3,146,000)
Proceeds from sales and transfers of loans	7,264,000	3,231,000
Net gain on sales of loans	(162,000)	(85,000)
Net amortization of premiums on investments	414,000	444,000
Net gain on sale of other real estate owned	(33,000)	—
Provision for losses on other real estate owned	—	35,000
Equity compensation expense	764,000	680,000
Net increase in other assets and accrued interest	(6,870,000)	(6,297,000)
Net increase (decrease) in other liabilities	81,000	(1,649,000)
Net (gain) loss on disposal of premises and equipment	(10,000)	9,000
Amortization of investment in limited partnership	940,000	504,000
Net acquisition amortization	20,000	20,000
Net cash provided by operating activities	22,448,000	14,638,000
Cash flows from investing activities
Decrease (increase) in interest-bearing deposits in other banks	14,875,000	(13,711,000)
Proceeds from maturities, payments and calls of securities available for sale	26,491,000	20,982,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	8,391,000	10,495,000
Proceeds from sales of other real estate owned	206,000	—
Purchases of securities available for sale	(14,108,000)	(17,762,000)
Purchases of securities to be held to maturity	(1,250,000)	(2,750,000)
Change in restricted equity securities	287,000	(3,035,000)
Net increase in loans	(58,797,000)	(178,096,000)
Capital expenditures	(1,786,000)	(496,000)
Proceeds from disposal of premises and equipment	22,000	—
Net cash used by investing activities	(25,669,000)	(184,373,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	55,583,000	47,977,000
Net (decrease) increase in certificates of deposit	(43,284,000)	55,079,000
Net increase (decrease) in short-term borrowings	6,190,000	(13,625,000)
Advances on long-term borrowings	500,000	95,000,000
Payment to repurchase common stock	(284,000)	(212,000)
Proceeds from sale of common stock	680,000	638,000
Dividends paid	(12,194,000)	(11,928,000)
Net cash provided by financing activities	7,191,000	172,929,000
Net increase in cash and cash equivalents	3,970,000	3,194,000
Cash and cash equivalents at beginning of period	27,636,000	31,942,000
Cash and cash equivalents at end of period	$31,606,000	$35,136,000

	For the nine months ended September 30,
	2025	2024
Interest paid	$63,391,000	$63,260,000
Income taxes paid	3,710,000	3,577,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$(9,148,000)	$(5,181,000)
Net transfer from loans to other real estate owned	—	208,000
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

Abbreviation	Description	Abbreviation	Description
ACL	Allowance for credit losses	GDP	Gross domestic product
AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IAL	Individually Analyzed Loans
ASC	Accounting Standards Codification	IRS	Internal Revenue Service
ASU	Accounting Standards Update	MPF	Mortgage Partnership Finance Program
C&I	Commercial and Industrial	OAEM	Other assets especially mentioned
CDs	Certificates of deposit	OCC	Office of the Comptroller of the Currency
CECL	Current Expected Credit Loss	OCI	Other comprehensive income (loss)
CET1	Common Equity Tier 1	OIS	Overnight Indexed Swap
CLLD	Construction, land, and land development	OREO	Other real estate owned
EPS	Earnings per share	POR	Period of Redemption
FASB	Financial Accounting Standards Board	PSA	Public Securities Association
FDIC	Federal Deposit Insurance Corporation	PTPP	Pre-Tax, Pre-Provision
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLBB	Federal Home Loan Bank of Boston	SOFR	Secured Overnight Financing Rate
FHLMC	Federal Home Loan Mortgage Corporation	The 2020 Plan	The 2020 Equity Incentive Plan
FNMA	Federal National Mortgage Association	The Bank	First National Bank
FOMC	Federal Open Market Committee	The Company	The First Bancorp, Inc.
FRB	Federal Reserve Board	U.S.	United States of America
FRBB	Federal Reserve Bank of Boston	USD	U.S. Dollar
GAAP	Accounting principles generally accepted in the U.S.	WSJP	Wall Street Journal Prime
Risks and Uncertainties
Global markets have normalized after experiencing heightened volatility amidst an escalation of trade disputes, and the continuing impacts of ongoing conflicts between Russia and Ukraine, and Israel and Hamas, as well as other conflicts globally. Trade agreements have been reached between the U.S. and most of its major trading partners, and significant progress made to bring an end to hostilities in the Middle East. All have the potential to reignite leading to economic uncertainty and geopolitical instability. The U.S. government entered into a partial shutdown to start its new fiscal year after Congress failed to pass a continuing resolution to provide funding. The duration of the shutdown is unknown and economic impacts difficult to measure. The FOMC lowered short term interest rates in September and October, and has signaled further rate cuts could be forthcoming provided progress continues to be made towards reaching its inflation targets, or would be likely in the event of a significant weakening in the nation's employment outlook. Any or all of the foregoing could ultimately have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

Subsequent Events
Events occurring subsequent to September 30, 2025, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$23,045,000	$—	$(5,163,000)	$17,882,000
Mortgage-backed securities	250,759,000	409,000	(31,751,000)	219,417,000
State and political subdivisions	40,071,000	—	(5,909,000)	34,162,000
Asset-backed securities	2,051,000	12,000	(31,000)	2,032,000
	$315,926,000	$421,000	$(42,854,000)	$273,493,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,381,000)	$29,719,000
Mortgage-backed securities	49,444,000	96,000	(9,434,000)	40,106,000
State and political subdivisions	249,194,000	103,000	(27,445,000)	221,852,000
Corporate securities	26,000,000	54,000	(1,157,000)	24,897,000
	$362,738,000	$253,000	$(46,417,000)	$316,574,000
Less allowance for credit losses	(186,000)	—	—	—
Net securities to be held to maturity	$362,552,000	$253,000	$(46,417,000)	$316,574,000
Restricted equity securities
Federal Home Loan Bank Stock	$5,879,000	$—	$—	$5,879,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$6,916,000	$—	$—	$6,916,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,042,000	$—	$(6,246,000)	$19,796,000
Mortgage-backed securities	260,267,000	141,000	(41,026,000)	219,382,000
State and political subdivisions	40,148,000	—	(6,896,000)	33,252,000
Asset-backed securities	2,236,000	14,000	—	2,250,000
	$328,693,000	$155,000	$(54,168,000)	$274,680,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(9,938,000)	$28,162,000
Mortgage-backed securities	52,370,000	15,000	(11,360,000)	41,025,000
State and political subdivisions	252,180,000	83,000	(31,739,000)	220,524,000
Corporate securities	27,250,000	—	(1,968,000)	25,282,000
	$369,900,000	$98,000	$(55,005,000)	$314,993,000
Less allowance for credit losses	(196,000)	—	—	—
Net securities to be held to maturity	$369,704,000	$98,000	$(55,005,000)	$314,993,000
Restricted equity securities
Federal Home Loan Bank Stock	$6,166,000	$—	$—	$6,166,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$7,203,000	$—	$—	$7,203,000
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,040,000	$—	$(5,305,000)	$20,735,000
Mortgage-backed securities	259,979,000	438,000	(33,043,000)	227,374,000
State and political subdivisions	40,254,000	42,000	(5,688,000)	34,608,000
Asset-backed securities	2,285,000	19,000	—	2,304,000
	$328,558,000	$499,000	$(44,036,000)	$285,021,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,371,000)	$29,729,000
Mortgage-backed securities	53,373,000	103,000	(9,378,000)	44,098,000
State and political subdivisions	252,636,000	267,000	(24,669,000)	228,234,000
Corporate securities	33,750,000	—	(2,236,000)	31,514,000
	$377,859,000	$370,000	$(44,654,000)	$333,575,000
Less allowance for credit losses	(224,000)	—	—	—
Net securities to be held to maturity	$377,635,000	$370,000	$(44,654,000)	$333,575,000
Restricted equity securities
Federal Home Loan Bank Stock	$5,383,000	$—	$—	$5,383,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$6,420,000	$—	$—	$6,420,000

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
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $18,536,000 as of September 30, 2025. Corporate securities in HTM consist of 14 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the private activity bonds and corporate securities is considered very low and an immaterial ACL has been established. As of September 30, 2025 and 2024, and December 31, 2024, the total ACL for HTM securities was $186,000, $224,000 and $196,000, respectively.
Changes in the ACL are recorded as credit loss expense, or reduction. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.
Contractual Maturities: The following table summarizes the contractual maturities of investment securities at September 30, 2025:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$11,000	$11,000	$1,635,000	$1,632,000
Due in 1 to 5 years	4,637,000	4,099,000	27,355,000	26,510,000
Due in 5 to 10 years	24,741,000	22,511,000	105,095,000	100,439,000
Due after 10 years	286,537,000	246,872,000	228,653,000	187,993,000
	$315,926,000	$273,493,000	$362,738,000	$316,574,000
The following table summarizes the contractual maturities of investment securities at December 31, 2024:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,997,000	$2,967,000	$2,683,000	$2,694,000
Due in 1 to 5 years	294,000	293,000	20,488,000	19,335,000
Due in 5 to 10 years	29,768,000	25,700,000	99,505,000	92,362,000
Due after 10 years	295,634,000	245,720,000	247,224,000	200,602,000
	$328,693,000	$274,680,000	$369,900,000	$314,993,000
The following table summarizes the contractual maturities of investment securities at September 30, 2024:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,995,000	$2,949,000	$2,342,000	$2,371,000
Due in 1 to 5 years	403,000	402,000	20,079,000	19,573,000
Due in 5 to 10 years	28,275,000	25,251,000	103,834,000	98,349,000
Due after 10 years	296,885,000	256,419,000	251,604,000	213,282,000
	$328,558,000	$285,021,000	$377,859,000	$333,575,000

Pledged Securities: At September 30, 2025, securities with a carrying value of $365,383,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $349,833,000 as of December 31, 2024 and $344,261,000 at September 30, 2024, pledged for the same purposes.

Realized Gains and Losses: Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. There were no gains or losses on the sale of securities for the nine months ended September 30, 2025 and 2024.

Unrealized Gains and Losses on AFS Securities: As of September 30, 2025, there were 233 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at September 30, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$17,882,000	$(5,163,000)	$17,882,000	$(5,163,000)
Mortgage-backed securities	1,776,000	(10,000)	183,340,000	(31,741,000)	185,116,000	(31,751,000)
State and political subdivisions	2,276,000	(23,000)	31,706,000	(5,886,000)	33,982,000	(5,909,000)
Asset-backed securities	1,109,000	(31,000)	—	—	1,109,000	(31,000)
	$5,161,000	$(64,000)	$232,928,000	$(42,790,000)	$238,089,000	$(42,854,000)
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
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at September 30, 2024 aggregated by major security type and length of time in a continuous unrealized loss position:

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

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the Mortgage-backed securities owned were issued either by GNMA, FNMA or FHLMC. HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of September 30, 2025. HTM corporate debt holdings consist of 14 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each issuer was in good standing as of September 30, 2025.

ACL for HTM Securities: The following tables present the activity in the ACL for HTM debt securities by major security type for the nine months and quarters ended September 30, 2025 and 2024:

	For the nine months ended
	September 30, 2025			September 30, 2024
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$80,000	$116,000	$196,000	$212,000	$222,000	$434,000
Credit loss (reduction) expense	(3,000)	(7,000)	(10,000)	(126,000)	(84,000)	(210,000)
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$77,000	$109,000	$186,000	$86,000	$138,000	$224,000

	For the three months ended
	September 30, 2025			September 30, 2024
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$79,000	$119,000	$198,000	$56,000	$93,000	$149,000
Credit loss (reduction) expense[1]	(2,000)	(10,000)	(12,000)	30,000	45,000	75,000
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$77,000	$109,000	$186,000	$86,000	$138,000	$224,000
1September 30, 2024 total of $75,000 will not tie to Consolidated Statement of Income Credit loss reduction - debt securities HTM due to rounding.

There was no ACL on U.S. Government-sponsored enterprise, agency securities, or mortgage-backed securities as of September 30, 2025. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2025, none of the Company’s HTM debt securities were past due or on non-accrual status.

Re-Classified Securities: During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $40,000, net of taxes, at September 30, 2025. This compares to $47,000 and $49,000, net of taxes, at December 31, 2024 and September 30, 2024, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

Restricted Equity Securities: The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of September 30, 2025 and 2024, and December 31, 2024, the Bank's investment in FHLBB stock totaled $5,879,000, $5,383,000 and $6,166,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at September 30, 2025 and 2024, and December 31, 2024.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through September 30, 2025. The Bank will continue to monitor its investment in these restricted equity securities.

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

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of September 30, 2025 and 2024 and at December 31, 2024:

	September 30, 2025		December 31, 2024		September 30, 2024
Commercial
Real estate owner occupied	$375,263,000	15.6%	$358,588,000	15.3%	$348,287,000	15.1%
Real estate non-owner occupied	414,481,000	17.3%	403,899,000	17.3%	408,361,000	17.7%
Construction	51,753,000	2.1%	99,717,000	4.3%	87,992,000	3.8%
C&I	376,911,000	15.7%	365,817,000	15.6%	368,415,000	16.0%
Multifamily	136,515,000	5.7%	108,732,000	4.6%	110,472,000	4.8%
Agriculture	55,489,000	2.3%	52,219,000	2.2%	51,274,000	2.2%
Municipal	68,593,000	2.9%	61,827,000	2.6%	62,944,000	2.7%
Residential
Term	730,624,000	30.5%	710,807,000	30.4%	698,068,000	30.2%
Construction	32,779,000	1.4%	35,481,000	1.5%	34,628,000	1.5%
Home Equity
Revolving and term	137,018,000	5.7%	123,063,000	5.3%	117,028,000	5.1%
Consumer	19,084,000	0.8%	20,790,000	0.9%	19,784,000	0.9%
Total	$2,398,510,000	100.0%	$2,340,940,000	100.0%	$2,307,253,000	100.0%

Loan balances include net deferred loan costs of $12,837,000 as of September 30, 2025, $12,457,000 as of December 31, 2024, and $12,266,000 as of September 30, 2024. Net deferred loan costs have increased from a year ago and year-to-date based upon loan origination unit volume over the periods, prepayments, and normal repayment activity. Loan balances in the Residential Term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment added $958,000, $758,000 and $2,462,000 to the loan balances as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively. Also included in Residential term loan balances is a valuation adjustment for the market value of caps which added $370,000 to loan balances as of September 30, 2025. There was no market value of caps adjustment as of December 31, 2024 and September 30, 2024.
Pledged Loans: Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $663,439,000 at September 30, 2025, were used to collateralize borrowings from the FHLBB. This compares to qualifying loans which totaled $626,851,000 at December 31, 2024, and $622,370,000 at September 30, 2024. In addition, commercial, residential construction and home equity loans totaling $376,592,000 at September 30, 2025, $392,562,000 at December 31, 2024, and $364,068,000 at September 30, 2024, were used to collateralize a standby line of credit at the FRBB.
Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2025, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$660,000	$183,000	$3,361,000	$4,204,000	$371,059,000	$375,263,000	$—
Real estate non-owner occupied	1,285,000	—	—	1,285,000	413,196,000	414,481,000	—
Construction	—	—	—	—	51,753,000	51,753,000	—
C&I	412,000	264,000	779,000	1,455,000	375,456,000	376,911,000	—
Multifamily	2,626,000	—	—	2,626,000	133,889,000	136,515,000	—
Agriculture	94,000	—	118,000	212,000	55,277,000	55,489,000	—
Municipal	—	—	—	—	68,593,000	68,593,000	—
Residential
Term	649,000	1,349,000	2,591,000	4,589,000	726,035,000	730,624,000	1,428,000
Construction	—	—	—	—	32,779,000	32,779,000	—
Home equity
Revolving and term	1,310,000	372,000	212,000	1,894,000	135,124,000	137,018,000	—
Consumer	185,000	97,000	74,000	356,000	18,728,000	19,084,000	74,000
Total	$7,221,000	$2,265,000	$7,135,000	$16,621,000	$2,381,889,000	$2,398,510,000	$1,502,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2024, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$257,000	$292,000	$549,000	$358,039,000	$358,588,000	$—
Real estate non-owner occupied	—	—	—	—	403,899,000	403,899,000	—
Construction	—	—	—	—	99,717,000	99,717,000	—
C&I	346,000	1,112,000	540,000	1,998,000	363,819,000	365,817,000	10,000
Multifamily	—	—	—	—	108,732,000	108,732,000	—
Agriculture	115,000	—	—	115,000	52,104,000	52,219,000	—
Municipal	—	—	—	—	61,827,000	61,827,000	—
Residential
Term	137,000	2,614,000	935,000	3,686,000	707,121,000	710,807,000	778,000
Construction	390,000	—	—	390,000	35,091,000	35,481,000	—
Home equity
Revolving and term	1,074,000	368,000	94,000	1,536,000	121,527,000	123,063,000	—
Consumer	592,000	285,000	232,000	1,109,000	19,681,000	20,790,000	232,000
Total	$2,654,000	$4,636,000	$2,093,000	$9,383,000	$2,331,557,000	$2,340,940,000	$1,020,000

Information on the past-due status of loans by class of financing receivable as of September 30, 2024, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$64,000	$98,000	$162,000	$348,125,000	$348,287,000	$—
Real estate non-owner occupied	—	—	—	—	408,361,000	408,361,000	—
Construction	—	—	—	—	87,992,000	87,992,000	—
C&I	318,000	708,000	44,000	1,070,000	367,345,000	368,415,000	—
Multifamily	—	—	—	—	110,472,000	110,472,000	—
Agriculture	210,000	—	—	210,000	51,064,000	51,274,000	—
Municipal	—	—	—	—	62,944,000	62,944,000	—
Residential
Term	70,000	166,000	500,000	736,000	697,332,000	698,068,000	144,000
Construction	—	—	—	—	34,628,000	34,628,000	—
Home equity
Revolving and term	508,000	—	4,000	512,000	116,516,000	117,028,000	—
Consumer	343,000	13,000	261,000	617,000	19,167,000	19,784,000	261,000
Total	$1,449,000	$951,000	$907,000	$3,307,000	$2,303,946,000	$2,307,253,000	$405,000
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

The following table presents the amortized cost basis of loans on non-accrual status as of September 30, 2025, December 31, 2024 and September 30, 2024:

	September 30, 2025			December 31, 2024			September 30, 2024
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual
Commercial
Real estate owner occupied	$—	$3,891,000	$3,891,000	$—	$553,000	$553,000	$—	$367,000	$367,000
Real estate non-owner occupied	—	61,000	61,000	—	61,000	61,000	—	—	—
Construction	—	9,000	9,000	—	18,000	18,000	—	19,000	19,000
C&I	1,141,000	580,000	1,721,000	1,359,000	336,000	1,695,000	—	129,000	129,000
Multifamily	—	—	—	—	—	—	—	—	—
Agriculture	—	187,000	187,000	—	31,000	31,000	—	31,000	31,000
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	—	3,110,000	3,110,000	—	1,599,000	1,599,000	—	1,686,000	1,686,000
Construction	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	—	610,000	610,000	—	291,000	291,000	—	265,000	265,000
Consumer	—	6,000	6,000	—	—	—	—	—	—
Total	$1,141,000	$8,454,000	$9,595,000	$1,359,000	$2,889,000	$4,248,000	$—	$2,497,000	$2,497,000

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
The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2025, December 31, 2024 and September 30, 2024, by collateral type:

	September 30, 2025			December 31, 2024			September 30, 2024
	Collateral Type			Collateral Type			Collateral Type
	Commercial Real Estate	Residential Real Estate	Other	Commercial Real Estate	Residential Real Estate	Other	Commercial Real Estate	Residential Real Estate
Commercial
Real estate owner occupied	$3,367,000	$—	$—	$263,000	$—	$—	$270,000	$—
Real estate non-owner occupied	61,000	—	—	67,000	—	—	—	—
Construction	—	—	—	—	—	—	—	—
C&I	—	—	1,144,000	—	—	1,438,000	—	—
Multifamily	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—
Residential
Term	—	1,928,000	—	—	558,000	—	—	566,000
Construction	—	—	—	—	—	—	—	—
Home equity
Revolving and term	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$3,428,000	$1,928,000	$1,144,000	$330,000	$558,000	$1,438,000	$270,000	$566,000

Loan Modifications to Borrowers Experiencing Financial Difficulty: Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief.
The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended September 30, 2025:

Amortized Cost Basis
	Payment Deferral	Term Extension	Rate Mod	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$704,000	$164,000	$—	$—	0.23%
Real estate non-owner occupied	115,000	—	—	—	0.03%
Construction	—	—	—	—	—%
C&I	335,000	143,000	—	—	0.13%
Multifamily	—	—	4,034,000	—	2.95%
Agriculture	237,000	—	—	—	0.43%
Municipal	—	—	—	—	—%
Residential
Term	—	—	—	428,000	0.06%
Construction	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—%
Consumer	—	—	—	—	—%
Total	$1,391,000	$307,000	$4,034,000	$428,000

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2025:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan.
Real estate non-owner occupied	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.
Agriculture	Temporary payment accommodation, payments deferred to end of loan.

Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, extended term 4 months.
C&I	Temporary payment accommodation, extended term 6 months.

Rate Mod
Financial Effect
Commercial
Multifamily	Rate reduction to 5.0%

Combination Payment Deferral and Term Extension
Financial Effect
Residential
Term	Temporary payment accommodation, payments deferred to end of loan.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the nine months ended September 30, 2025:

Amortized Cost Basis
	Payment Deferral	Term Extension	Rate Mod	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Rate Mod	Combination of Payment Deferral, Term & Rate Mod	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$858,000	$164,000	$—	$337,000	$—	$—	0.36%
Real estate non-owner occupied	115,000	—	—	—	61,000	1,285,000	0.35%
Construction	—	—	—	—	—	—	—%
C&I	606,000	144,000	—	188,000	467,000	—	0.37%
Multifamily	902,000	—	4,034,000	—	—	—	3.62%
Agriculture	1,952,000	—	—	—	—	—	3.52%
Municipal	—	—	—	—	—	—	—%
Residential
Term	—	—	—	632,000	—	357,000	0.14%
Construction	—	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	367,000	—	—	0.27%
Consumer	—	—	—	—	—	—	—%
Total	$4,433,000	$308,000	$4,034,000	$1,524,000	$528,000	$1,642,000

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2025:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation - payments deferred to end of loan; 5 yr balloon payment
Real estate non-owner occupied	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.
Multifamily	Temporary payment accommodation, payments deferred to end of loan.
Agriculture	Temporary payment accommodation - payments deferred to end of loan; payments deferred for 6 months

Term Extension
Financial Effect
Commercial
Real estate non-owner occupied	Temporary payment accommodation, extended term up to 6 months.
C&I	Temporary payment accommodation, extended term 6 months.

Rate Mod
Financial Effect
Commercial
Multifamily	Rate reduction to 5.0%

Combination Payment Deferral and Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan.
C&I	Temporary payment accommodation, payments deferred to end of loan.
Residential
Term	Temporary payment accommodation, payments deferred to end of loan.
Home Equity
Revolving and term	Temporary payment accommodation, payments deferred to end of loan.

Combination of Payment Deferral & Rate Mod
Financial Effect
Commercial
Real estate non-owner occupied	Payments deferred for 6 months; rate reduction to 2.0%
C&I	Payments deferred for 6 months; rate reduction to 2.0%

Combination of Payment Deferral, Term & Rate Mod
Financial Effect
Commercial
Real estate non-owner occupied	Seasonal payments, 5 yr balloon; 60 month term, 120 month amort; WSJP 0.50%
Residential
Term	Seasonal payments, 3 yr balloon; 36 month term, 300 month amort; fixed rate

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended September 30, 2024:

Amortized Cost Basis
	Payment Deferral	Term Extension	Rate Mod	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$—	$—	$—	$—	—%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
C&I	—	—	—	—	55,000	0.01%
Multifamily	—	—	—	—	—	—%
Agriculture	—	—	—	—	—	—%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$—	$—	$—	$55,000

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

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the nine months ended September 30, 2024:

Amortized Cost Basis
	Payment Deferral	Term Extension	Rate Mod	Principal Forgiveness	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$635,000	$—	$—	$—	$—	0.18%
Real estate non-owner occupied	—	—	—	—	—	—%
Construction	69,000	—	—	—	—	0.08%
C&I	175,000	—	—	—	225,000	0.11%
Multifamily	1,932,000	—	—	—	—	1.75%
Agriculture	—	—	—	—	—	—%
Municipal	—	—	—	—	—	—%
Residential
Term	1,020,000	—	—	—	—	0.15%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	68,000	0.06%
Consumer	—	—	—	—	—	—%
Total	$3,831,000	$—	$—	$—	$293,000

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

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts loans that were modified during the previous 12 months as of September 30, 2025 which defaulted upon the modified terms within 12 months of the modification:

	Payment Status (Amortized Cost Basis)
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$257,000	$—	$—
Real Estate non-owner occupied	1,285,000	—	—
Construction	—	—	—
C&I	199,000	—	—
Multifamily	—	—	—
Agriculture	—	—	—
Residential
Term	686,000	—	—
Home Equity
Revolving and term	367,000	—	—
Consumer	—	—	—
Total	$2,794,000	$—	$—

The following table depicts the performance of loans that have been modified during the previous 12 months as of September 30, 2025:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$1,102,000	$257,000	$—	$—
Real Estate non-owner occupied	176,000	1,285,000	—	—
Construction	—	—	—	—
C&I	1,217,000	199,000	—	—
Multifamily	4,936,000	—	—	—
Agriculture	1,952,000	—	—	—
Residential
Term	548,000	561,000	—	—
Home Equity
Revolving and term	—	367,000	—	—
Consumer	—	—	—	—
Total	$9,931,000	$2,669,000	$—	$—

The following table depicts loans that were modified during the previous 12 months as of September 30, 2024 which defaulted upon the modified terms within 12 months of the modification:

	Payment Status (Amortized Cost Basis)
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$503,000	$—	$283,000
C&I	41,000	205,000	—
Residential
Term	—	449,000	—
Consumer	—	—	13,000
Total	$544,000	$654,000	$296,000

The following table depicts the performance of loans that had been modified during the the previous 12 months as of September 30, 2024:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$903,000	$—	$—	$—
Construction	69,000	—	—	—
C&I	230,000	—	205,000	—
Multifamily	1,932,000	—	—	—
Residential
Term	1,020,000	—	—	—
Home Equity
Revolving and term	68,000	—	—	—
Consumer	18,000	—	—	—
Total	$4,240,000	$—	$205,000	$—

Loans in Process of Foreclosure: As of September 30, 2025, there were three mortgage loans collateralized by residential real estate with a total balance of $935,000 and one home equity line of credit collateralized by residential real estate with a total balance of $63,000, in the process of foreclosure. This compares to three mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $192,000 as of December 31, 2024, and two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $127,000 as of September 30, 2024.

Note 4 – Allowance for Credit Losses
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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 28.0% of total Bank capital as of September 30, 2025 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 210.5% of total Bank capital at September 30, 2025, below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the ACL as of September 30, 2025, by class of financing receivable and allowance element, is presented in the following table:

As of September 30, 2025	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,396,000	$734,000	$5,130,000
Real estate non-owner occupied	—	4,127,000	638,000	4,765,000
Construction	—	319,000	100,000	419,000
C&I	740,000	3,770,000	605,000	5,115,000
Multifamily	—	1,304,000	177,000	1,481,000
Agriculture	—	514,000	159,000	673,000
Municipal	—	35,000	253,000	288,000
Residential
Term	86,000	5,279,000	391,000	5,756,000
Construction	—	380,000	56,000	436,000
Home Equity
Revolving and term	—	767,000	82,000	849,000
Consumer	—	162,000	4,000	166,000
	$826,000	$21,053,000	$3,199,000	$25,078,000

A breakdown of the ACL as of December 31, 2024, by class of financing receivable and allowance element, is presented in the following table:

As of December 31, 2024	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,355,000	$690,000	$5,045,000
Real estate non-owner occupied	—	4,237,000	592,000	4,829,000
Construction	—	786,000	158,000	944,000
C&I	1,047,000	3,744,000	573,000	5,364,000
Multifamily	—	1,108,000	131,000	1,239,000
Agriculture	—	449,000	156,000	605,000
Municipal	—	35,000	227,000	262,000
Residential
Term	—	4,811,000	430,000	5,241,000
Construction	—	414,000	60,000	474,000
Home Equity
Revolving and term	—	600,000	86,000	686,000
Consumer	—	175,000	7,000	182,000
	$1,047,000	$20,714,000	$3,110,000	$24,871,000
A breakdown of the ACL as of September 30, 2024, by class of financing receivable and allowance element, is presented in the following table:

As of September 30, 2024	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,484,000	$635,000	$5,119,000
Real estate non-owner occupied	—	4,387,000	584,000	4,971,000
Construction	—	762,000	45,000	807,000
C&I	223,000	3,872,000	567,000	4,662,000
Multifamily	—	1,129,000	133,000	1,262,000
Agriculture	—	462,000	151,000	613,000
Municipal	—	35,000	231,000	266,000
Residential
Term	22,000	4,593,000	436,000	5,051,000
Construction	—	411,000	14,000	425,000
Home Equity
Revolving and term	—	584,000	79,000	663,000
Consumer	—	151,000	9,000	160,000
	$245,000	$20,870,000	$2,884,000	$23,999,000
The ACL as a percent of total loans stood at 1.05% as of September 30, 2025, 1.06% at December 31, 2024 and 1.04% as of September 30, 2024.

Off-Balance Sheet Credit Exposures: In the ordinary course of business, the Company enters into commitments to extend credit, including construction lines of credit, revolving lines of credit, written commitments to provide financing, commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense (reduction) and any adjustment is recognized in net income. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company’s own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on off-balance sheet credit exposures as of the reporting date. The Company’s ACL on unfunded commitments is recognized as a liability, included within other liabilities on the consolidated balance sheet.

The following table presents the activity in the ACL for off-balance sheet credit exposures for the nine months and quarters ended September 30, 2025 and 2024:

	For the nine months ended September 30,		For the quarter ended September 30,
	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$714,000	$1,255,000	$846,000	$902,000
Credit loss expense (reduction)	154,000	(487,000)	22,000	(134,000)
Total ending allowance balance	$868,000	$768,000	$868,000	$768,000

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of September 30, 2025:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2025
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$45,517	$42,886	$62,580	$65,662	$33,669	$96,498	$10,850	$—	$357,662
Special Mention (risk rating 6)	135	—	1,895	—	—	931	—	—	2,961
Substandard (risk rating 7)	—	4,019	1,372	7,284	257	1,708	—	—	14,640
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate owner occupied	45,652	46,905	65,847	72,946	33,926	99,137	10,850	—	375,263
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate non-owner occupied
Pass (risk rating 1-5)	37,864	32,589	42,885	67,191	99,327	119,460	11,518	1,520	412,354
Special Mention (risk rating 6)	—	—	—	—	9	314	—	—	323
Substandard (risk rating 7)	1,444	237	62	—	—	61	—	—	1,804
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate non-owner occupied	39,308	32,826	42,947	67,191	99,336	119,835	11,518	1,520	414,481
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	12,759	25,138	4,338	2,870	3,618	2,869	—	—	51,592
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	95	—	—	66	—	—	—	161
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	12,759	25,233	4,338	2,870	3,684	2,869	—	—	51,753
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	38,073	68,015	48,094	39,717	34,895	31,826	110,116	974	371,710
Special Mention (risk rating 6)	30	326	189	183	469	4	562	—	1,763
Substandard (risk rating 7)	872	25	922	330	34	722	533	—	3,438
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	38,975	68,366	49,205	40,230	35,398	32,552	111,211	974	376,911
Current period gross write-offs	—	(47)	(636)	—	(24)	(394)	—	—	(1,101)
Multifamily
Pass (risk rating 1-5)	19,466	11,901	10,825	44,341	17,946	23,747	872	—	129,098
Special Mention (risk rating 6)	160	—	1,600	—	—	—	—	—	1,760
Substandard (risk rating 7)	—	2,419	—	1,020	1,316	902	—	—	5,657
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	19,626	14,320	12,425	45,361	19,262	24,649	872	—	136,515
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Agriculture
Pass (risk rating 1-5)	9,975	10,096	2,098	4,831	3,554	16,434	4,925	213	52,126
Special Mention (risk rating 6)	131	—	440	—	52	119	600	—	1,342
Substandard (risk rating 7)	1,325	90	254	211	27	114	—	—	2,021
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	11,431	10,186	2,792	5,042	3,633	16,667	5,525	213	55,489
Current period gross write-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2025
Municipal
Pass (risk rating 1-5)	11,243	15,379	18,558	3,102	3,834	16,477	—	—	68,593
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	11,243	15,379	18,558	3,102	3,834	16,477	—	—	68,593
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	48,096	74,128	90,057	143,871	115,809	253,352	2,083	118	727,514
Non-performing	—	166	51	406	878	1,609	—	—	3,110
Total Term	48,096	74,294	90,108	144,277	116,687	254,961	2,083	118	730,624
Current period gross write-offs	—	—	—	—	—	(1)	—	—	(1)
Construction
Performing	18,884	13,319	158	418	—	—	—	—	32,779
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	18,884	13,319	158	418	—	—	—	—	32,779
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home equity revolving and term
Performing	7,175	11,094	8,271	7,715	1,816	2,510	89,236	8,591	136,408
Non-performing	—	114	15	82	—	87	88	224	610
Total Home equity revolving and term	7,175	11,208	8,286	7,797	1,816	2,597	89,324	8,815	137,018
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	1,825	1,984	1,648	775	179	5,074	7,593	—	19,078
Non-performing	—	—	—	—	—	6	—	—	6
Total Consumer	1,825	1,984	1,648	775	179	5,080	7,593	—	19,084
Current period gross write-offs	(11)	(55)	(40)	(14)	(21)	(97)	—	—	(238)
Total loans	$254,974	$314,020	$296,312	$390,009	$317,755	$574,824	$238,976	$11,640	$2,398,510

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
The following table presents ACL activity by class for the nine months and quarter ended September 30, 2025:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the nine months ended September 30, 2025
Beginning balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
Charge offs	—	—	—	(1,101)	—	—	—	(1)	—	—	(238)	(1,340)
Recoveries	—	—	—	28	—	—	—	6	—	15	64	113
Credit loss expense (reduction)	85	(64)	(525)	824	242	68	26	510	(38)	148	158	1,434
Ending balance	$5,130	$4,765	$419	$5,115	$1,481	$673	$288	$5,756	$436	$849	$166	$25,078
For the three months ended September 30, 2025
Beginning balance	$5,195	$4,934	$436	$4,865	$1,572	$666	$267	$5,485	$415	$823	$171	$24,829
Charge offs	—	—	—	(347)	—	—	—	—	—	—	(119)	(466)
Recoveries	—	—	—	—	—	—	—	2	—	3	20	25
Credit loss expense (reduction)	(65)	(169)	(17)	597	(91)	7	21	269	21	23	94	690
Ending balance	$5,130	$4,765	$419	$5,115	$1,481	$673	$288	$5,756	$436	$849	$166	$25,078
The following table presents ACL activity by class for the year ended December 31, 2024:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the year ended December 31, 2024
Beginning balance	$4,633	$4,285	$1,978	$5,001	$1,318	$—	$334	$4,991	$618	$626	$246	$24,030
Charge offs	—	—	—	(451)	—	—	—	(37)	—	(7)	(252)	(747)
Recoveries	100	—	—	25	—	—	—	32	—	24	103	284
Credit loss expense (reduction)	312	544	(1,034)	789	(79)	605	(72)	255	(144)	43	85	1,304
Ending balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871

The following table presents ACL activity by class for the nine months and quarter ended September 30, 2024:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the nine months ended September 30, 2024
Beginning balance	$4,633	$4,285	$1,978	$5,001	$1,318	$—	$334	$4,991	$618	$626	$246	$24,030
Charge offs	—	—	—	(88)	—	—	—	(36)	—	(7)	(210)	(341)
Recoveries	100	—	—	24	—	—	—	30	—	21	77	252
Credit loss expense (reduction)	386	686	(1,171)	(275)	(56)	613	(68)	66	(193)	23	47	58
Ending balance	$5,119	$4,971	$807	$4,662	$1,262	$613	$266	$5,051	$425	$663	$160	$23,999
For the three months ended September 30, 2024
Beginning balance	$5,253	$4,248	$922	$5,021	$1,567	$428	$180	$5,560	$587	$744	$183	$24,693
Charge offs	—	—	—	(88)	—	—	—	—	—	—	(62)	(150)
Recoveries	—	—	—	1	—	—	—	1	—	3	31	36
Credit loss expense (reduction)	(134)	723	(115)	(272)	(305)	185	86	(510)	(162)	(84)	8	(580)
Ending balance	$5,119	$4,971	$807	$4,662	$1,262	$613	$266	$5,051	$425	$663	$160	$23,999

As of September 30, 2025, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

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
As of September 30, 2025, 172,916 shares of restricted stock had been granted under the 2020 Plan, of which 95,324 shares remain restricted as of September 30, 2025 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2023	3.0	26,109	0.3
2024	3.0	27,337	1.3
2024	2.0	1,869	0.3
2025	3.0	37,332	2.3
2025	1.0	2,677	0.3
		95,324	1.4
The compensation cost related to these non-vested restricted stock grants is $2,573,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2025, $764,000 of expense was recognized for these restricted shares, leaving $1,114,000 in unrecognized expense as of September 30, 2025. In the nine months ended September 30, 2024, $680,000 of expense was recognized for restricted shares, leaving $1,006,000 in unrecognized expense as of September 30, 2024.
Note 6 – Common Stock
Proceeds from sale of common stock totaled $680,000 and $638,000 for the nine months ended September 30, 2025 and 2024, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30, 2025 and 2024:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2025
Net income as reported	$24,222,000
Basic EPS: Income available to common shareholders	24,222,000	11,084,737	$2.19
Effect of dilutive securities: restricted stock		115,088
Diluted EPS: Income available to common shareholders plus assumed conversions	$24,222,000	11,199,825	$2.16
For the nine months ended September 30, 2024
Net income as reported	$19,763,000
Basic EPS: Income available to common shareholders	19,763,000	11,046,986	$1.79
Effect of dilutive securities: restricted stock		87,102
Diluted EPS: Income available to common shareholders plus assumed conversions	$19,763,000	11,134,088	$1.78

The following table sets forth the computation of basic and diluted EPS for the quarters ended September 30, 2025 and 2024:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2025
Net income as reported	$9,082,000
Basic EPS: Income available to common shareholders	9,082,000	11,093,631	$0.82
Effect of dilutive securities: restricted stock		118,304
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,082,000	11,211,935	$0.81
For the quarter ended September 30, 2024
Net income as reported	$7,571,000
Basic EPS: Income available to common shareholders	7,571,000	11,057,872	$0.69
Effect of dilutive securities: restricted stock		87,259
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,571,000	11,145,131	$0.68

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $827,000 and $829,000 for the nine months ended September 30, 2025 and 2024, respectively.
Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $120,000 and $137,000 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the associated accrued liability included in other liabilities in the balance sheet was $2,483,000 compared to $2,578,000 and $2,586,000 at December 31, 2024 and September 30, 2024, respectively.
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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$843,000	$1,091,000
Interest cost	—	—
Benefits paid	(68,000)	(63,000)
Benefit obligation at end of period	$775,000	$1,028,000
Funded status
Benefit obligation at end of period	$(775,000)	$(1,028,000)
Unamortized gain	(363,000)	(384,000)
Accrued benefit cost at end of period	$(1,138,000)	$(1,412,000)
There was no net periodic pension cost for the nine months ended September 30, 2025 and 2024.

Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	September 30, 2025	December 31, 2024	September 30, 2024
Unamortized net actuarial gain	$363,000	$363,000	$384,000
Deferred tax expense	(76,000)	(76,000)	(81,000)
Net unrecognized postretirement benefits included in AOCI	$287,000	$287,000	$303,000

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

Note 9 - Other Comprehensive Income (Loss)
The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the nine months and quarters ended September 30, 2025 and 2024.

	For the nine months ended September 30,		For the quarter ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$(42,671,000)	$(39,575,000)	$(37,237,000)	$(43,369,000)
Unrealized gains rising during the period	11,580,000	6,558,000	4,700,000	11,360,000
Related deferred taxes	(2,432,000)	(1,377,000)	(986,000)	(2,385,000)
Net change	9,148,000	5,181,000	3,714,000	8,975,000
Balance at end of period	$(33,523,000)	$(34,394,000)	$(33,523,000)	$(34,394,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the nine months and quarters ended September 30, 2025 and 2024.

	For the nine months ended September 30,		For the quarter ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$(47,000)	$(56,000)	$(60,000)	$(51,000)
Amortization of net unrealized gains	9,000	9,000	26,000	3,000
Related deferred taxes	(2,000)	(2,000)	(6,000)	(1,000)
Net change	7,000	7,000	20,000	2,000
Balance at end of period	$(40,000)	$(49,000)	$(40,000)	$(49,000)

The following table presents the effect of the Company's derivative financial instruments included in OCI for the nine months and quarters ended September 30, 2025 and 2024.

	For the nine months ended September 30,		For the quarter ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$157,000	$300,000	$84,000	$733,000
Unrealized losses on cash flow hedging derivatives arising during the period	(175,000)	(552,000)	(82,000)	(1,100,000)
Related deferred taxes	37,000	116,000	17,000	231,000
Net change	(138,000)	(436,000)	(65,000)	(869,000)
Balance at end of period	$19,000	$(136,000)	$19,000	$(136,000)
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the nine months and quarters ended September 30, 2025 and 2024.

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

The details of the Bank's swap agreements are as follows:

					September 30, 2025		December 31, 2024		September 30, 2024
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other (Liabilities) Assets	$75,000,000	$23,000	$75,000,000	$198,000	$75,000,000	$(172,000)
					$75,000,000	$23,000	$75,000,000	$198,000	$75,000,000	$(172,000)
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	$—	$—	$40,000,000	$(270,000)	$40,000,000	$(601,000)
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(379,000)	30,000,000	(216,000)	30,000,000	(710,000)
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(579,000)	30,000,000	(137,000)	30,000,000	(858,000)
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other Liabilities	—	—	50,000,000	(135,000)	50,000,000	(293,000)
					$60,000,000	$(958,000)	$150,000,000	$(758,000)	$150,000,000	$(2,462,000)
Total swap agreements					$135,000,000	$(935,000)	$225,000,000	$(560,000)	$225,000,000	$(2,634,000)

The details of the Bank's cap agreements are as follows:

					September 30, 2025		December 31, 2024		September 30, 2024
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Fair Value Hedges
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.050%	Other Assets	$50,000,000	$135,000	$—	$—	$—	$—
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.550%	Other Assets	50,000,000	74,000	—	—	—	—
Total cap agreements					$100,000,000	$209,000	$—	$—	$—	$—

For cash flow hedges, the Company would reclassify unrealized gains or losses accounted for within AOCI into earnings if the interest rate cap or swap position(s) were to become ineffective or were to be terminated. For fair value hedges, any gain or loss resulting from a determination of ineffectiveness or from termination would be amortized for the remaining life of the hedged instrument. In the second quarter of 2025, a fair value swap with a notional amount of $40,000,000 was terminated; the termination fee paid by the Bank is being amortized over the remaining lives of the underlying hedged instruments. Amounts paid or received under derivative instruments are reported in interest income or interest expense in the consolidated statements of income, and reflected in net income in the consolidated statements of cash flows.
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

At September 30, 2025 there were 17 customer loan swap arrangements in place. This compares to 10 customer loan swap arrangements in place at December 31, 2024 and eight customer loan swap arrangements in place at September 30, 2024. The details of the Bank's customer loan swap arrangements are detailed below:

		September 30, 2025			December 31, 2024			September 30, 2024
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$33,808,000	$3,517,000	8	$43,415,000	$4,772,000	6	$34,988,000	$3,478,000
Pay Fixed, Receive Variable	Other Liabilities	11	35,318,000	(781,000)	2	4,342,000	(87,000)	2	7,647,000	(274,000)
		17	69,126,000	2,736,000	10	47,757,000	4,685,000	8	42,635,000	3,204,000
Receive Fixed, Pay Variable	Other Assets	11	35,318,000	781,000	2	4,342,000	87,000	2	7,647,000	274,000
Receive Fixed, Pay Variable	Other Liabilities	6	33,808,000	(3,517,000)	8	43,415,000	(4,772,000)	6	34,988,000	(3,478,000)
		17	69,126,000	(2,736,000)	10	47,757,000	(4,685,000)	8	42,635,000	(3,204,000)
Total		34	$138,252,000	$—	20	$95,514,000	$—	16	$85,270,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At September 30, 2025, there was no collateral posted on its swap contracts or required amount to be pledged.
Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2025, the prepayment assumption using the PSA model was 146, which translates into an anticipated prepayment rate of 7.01%. The discount rate is 9.38%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2025 and 2024, servicing rights capitalized totaled $40,000 and $13,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2025 and 2024 were $218,000 and $244,000, respectively. The fair value of servicing rights was $2,775,000, $3,054,000, and $3,074,000 at September 30, 2025, December 31, 2024 and September 30, 2024, respectively. The Bank serviced loans for others totaling $282,867,000, $297,950,000, and $302,430,000 at September 30, 2025, December 31, 2024, and September 30, 2024, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2025	December 31, 2024	September 30, 2024
Mortgage servicing rights	$8,781,000	$8,741,000	$8,715,000
Accumulated amortization	(7,065,000)	(6,847,000)	(6,770,000)
Amortized cost	1,716,000	1,894,000	1,945,000
Impairment reserve	—	—	(5,000)
Carrying value	$1,716,000	$1,894,000	$1,940,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2025 and 2024, and at December 31, 2024:

	September 30, 2025	December 31, 2024	September 30, 2024
Certificates of deposit < $100,000	$688,001,000	$702,632,000	$693,948,000
Certificates $100,000 to $250,000	210,741,000	225,106,000	251,910,000
Certificates $250,000 and over	172,785,000	187,073,000	179,468,000
	$1,071,527,000	$1,114,811,000	$1,125,326,000
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

Loans
Fair values are estimated for portfolios of loans held for investment based on an exit pricing notion. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain IAL. Fair values of IAL are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the Company classifies IAL for which a specific reserve results in a fair value measure as Level 2. All other IAL are classified as Level 3. Management has elected to exclude loans held for sale from its fair value presentation. Loans held for sale typically consists solely of residential mortgage loans originated for sale in the secondary market which have been contracted to be sold at a specified price above par, and are assets of the Bank for a short period of time, generally less than ten business days.
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
Derivatives
The fair value of derivative instruments is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2025 and 2024, and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025, December 31, 2024 and September 30, 2024.

	At September 30, 2025
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$17,882,000	$—	$17,882,000
Mortgage-backed securities	—	219,417,000	—	219,417,000
State and political subdivisions	—	34,162,000	—	34,162,000
Asset-backed securities	—	2,032,000	—	2,032,000
Total securities available for sale	—	273,493,000	—	273,493,000
Interest rate swap agreements	—	23,000	—	23,000
Interest rate cap agreements	—	209,000	—	209,000
Customer loan interest swap agreements	—	4,298,000	—	4,298,000
Total interest rate agreements	—	4,530,000	—	4,530,000
Total assets	$—	$278,023,000	$—	$278,023,000

	At September 30, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$958,000	$—	$958,000
Customer loan interest swap agreements	—	4,298,000	—	4,298,000
Total liabilities	$—	$5,256,000	$—	$5,256,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$19,796,000	$—	$19,796,000
Mortgage-backed securities	—	219,382,000	—	219,382,000
State and political subdivisions	—	33,252,000	—	33,252,000
Asset-backed securities	—	2,250,000	—	2,250,000
Total securities available for sale	—	274,680,000	—	274,680,000
Interest rate swap agreements	—	198,000	—	198,000
Customer loan interest swap agreements	—	4,859,000	—	4,859,000
Total interest rate swap agreements	—	5,057,000	—	5,057,000
Total assets	$—	$279,737,000	$—	$279,737,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$758,000	$—	$758,000
Customer loan interest swap agreements	—	4,859,000	—	4,859,000
Total liabilities	$—	$5,617,000	$—	$5,617,000

	At September 30, 2024
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$20,735,000	$—	$20,735,000
Mortgage-backed securities	—	227,374,000	—	227,374,000
State and political subdivisions	—	34,608,000	—	34,608,000
Asset-backed securities	—	2,304,000	—	2,304,000
Total securities available for sale	—	285,021,000	—	285,021,000
Customer loan interest swap agreements	—	3,752,000	—	3,752,000
Total interest swap agreements	—	3,752,000	—	3,752,000
Total assets	$—	$288,773,000	$—	$288,773,000

	At September 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$2,634,000	$—	$2,634,000
Customer loan interest swap agreements	—	3,752,000	—	3,752,000
Total liabilities	$—	$6,386,000	$—	$6,386,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve at September 30, 2025 and December 31, 2024, and presented at fair value with a $5,000 impairment reserve at September 30, 2024. There was no OREO or related allowance at September 30, 2025. OREO is presented net of an allowance of $35,000 at December 31, 2024 and September 30, 2024. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. IAL below are presented net of specific allowances of $826,000 and $821,000 at September 30, 2025 and December 31, 2024, respectively. There were no collateral-dependent IAL with a related specific ACL or a partial charge off at September 30, 2024.

	At September 30, 2025
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,775,000	$—	$2,775,000
Individually analyzed loans	—	430,000	—	430,000
Total assets	$—	$3,205,000	$—	$3,205,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,054,000	$—	$3,054,000
Other real estate owned	—	173,000	—	173,000
Individually analyzed loans	—	538,000	—	538,000
Total assets	$—	$3,765,000	$—	$3,765,000

	At September 30, 2024
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,074,000	$—	$3,074,000
Other real estate owned	—	173,000	—	173,000
Total assets	$—	3,247,000	$—	$3,247,000
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
The carrying amount and estimated fair values for financial instruments as of September 30, 2025 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$362,552,000	$316,574,000	$—	$316,574,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	779,849,000	761,198,000	—	—	761,198,000
Construction	51,334,000	50,106,000	—	—	50,106,000
Other	561,646,000	559,233,000	—	430,000	558,803,000
Municipal	68,305,000	64,726,000	—	—	64,726,000
Residential
Term	725,201,000	673,863,000	—	—	673,863,000
Construction	32,343,000	32,084,000	—	—	32,084,000
Home equity line of credit	136,169,000	135,993,000	—	—	135,993,000
Consumer	18,918,000	16,672,000	—	—	16,672,000
Total loans	2,373,765,000	2,293,875,000	—	430,000	2,293,445,000
Mortgage servicing rights	1,716,000	2,775,000	—	2,775,000	—
Financial liabilities
Local certificates of deposit	$400,172,000	$375,001,000	$—	$375,001,000	$—
National certificates of deposit	671,355,000	699,204,000	—	699,204,000	—
Total certificates of deposit	1,071,527,000	1,074,205,000	—	1,074,205,000	—
Repurchase agreements	57,468,000	57,365,000	—	57,365,000	—
Federal Home Loan Bank advances	95,500,000	95,837,000	—	95,837,000	—
Total borrowed funds	152,968,000	153,202,000	—	153,202,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2024 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$369,704,000	$314,993,000	$—	$314,993,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	752,613,000	720,898,000	—	—	720,898,000
Construction	98,773,000	94,611,000	—	—	94,611,000
Other	519,560,000	513,417,000	—	538,000	512,879,000
Municipal	61,565,000	57,657,000	—	—	57,657,000
Residential
Term	705,566,000	643,402,000	—	—	643,402,000
Construction	35,007,000	34,631,000	—	—	34,631,000
Home equity line of credit	122,377,000	119,930,000	—	—	119,930,000
Consumer	20,608,000	18,274,000	—	—	18,274,000
Total loans	2,316,069,000	2,202,820,000	—	538,000	2,202,282,000
Mortgage servicing rights	1,894,000	3,054,000	—	3,054,000	—
Financial liabilities
Local certificates of deposit	$385,897,000	$365,937,000	$—	$365,937,000	$—
National certificates of deposit	728,914,000	747,681,000	—	747,681,000	—
Total certificates of deposit	1,114,811,000	1,113,618,000	—	1,113,618,000	—
Repurchase agreements	51,278,000	51,181,000	—	51,181,000	—
Federal Home Loan Bank advances	95,000,000	95,066,000	—	95,066,000	—
Total borrowed funds	146,278,000	146,247,000	—	146,247,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2024 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$377,635,000	$333,575,000	$—	$333,575,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	746,558,000	714,398,000	—	—	714,398,000
Construction	87,185,000	83,429,000	—	—	83,429,000
Other	523,624,000	516,977,000	—	—	516,977,000
Municipal	62,678,000	57,578,000	—	—	57,578,000
Residential
Term	693,017,000	633,247,000	—	—	633,247,000
Construction	34,203,000	33,869,000	—	—	33,869,000
Home equity line of credit	116,365,000	116,058,000	—	—	116,058,000
Consumer	19,624,000	17,375,000	—	—	17,375,000
Total loans	2,283,254,000	2,172,931,000	—	—	2,172,931,000
Mortgage servicing rights	1,940,000	3,074,000	—	3,074,000	—
Financial liabilities
Local certificates of deposit	$377,750,000	$360,988,000	$—	$360,988,000	$—
National certificates of deposit	747,576,000	768,270,000	—	768,270,000	—
Total certificates of deposit	1,125,326,000	1,129,258,000	—	1,129,258,000	—
Repurchase agreements	56,027,000	55,910,000	—	55,910,000	—
Federal Home Loan Bank advances	95,000,000	94,914,000	—	94,914,000	—
Total borrowed funds	151,027,000	150,824,000	—	150,824,000	—

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

In the nine months ended September 30, 2025 the ACL-Loans increased by $207,000, the ACL-Off-Balance Commitments increased by $154,000 and the ACL-HTM Securities decreased by $10,000. Further discussion of the ACL may be found in Note 2, "Investment Securities", Note 3, "Loans", and Note 4, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of September 30, 2025 the fair value of AFS securities decreased by $1.2 million and the fair value of HTM securities increased by $1.6 million from that of December 31, 2024. The decrease in the fair value of AFS securities is attributable to a combination of rate-driven market price adjustments for the underlying securities, principal returned via maturity, call, or amortization, and new purchases. The increase in the fair value of HTM securities is primarily attributable to rate-driven price adjustments for the underlying securities. Further discussion of the fair value of securities may be found in Note 2, "Investment Securities", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2025	2024	2025	2024
Net interest income as presented	$56,266	$46,357	$20,058	$16,402
Effect of tax-exempt income	2,136	2,072	727	717
Net interest income, tax equivalent	$58,402	$48,429	$20,785	$17,119
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2025	2024	2025	2024
Non-interest expense, as presented	$37,797	$35,011	$12,754	$12,000
Net interest income, as presented	56,266	46,357	20,058	16,402
Effect of tax-exempt interest income	2,136	2,072	727	717
Non-interest income, as presented	12,606	11,919	4,475	4,122
Effect of non-interest tax-exempt income	144	136	48	45
Adjusted net interest income plus non-interest income	$71,152	$60,484	$25,308	$21,286
Non-GAAP efficiency ratio	53.12%	57.88%	50.40%	56.37%
GAAP efficiency ratio	54.88%	60.08%	51.99%	58.47%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2025	2024	2025	2024
Average shareholders' equity as presented	$263,639	$247,463	$270,306	$253,911
Less average intangible assets	(30,794)	(30,820)	(30,801)	(30,827)
Average tangible shareholders' common equity	$232,845	$216,643	$239,505	$223,084
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of PTPP Net Income is presented. The following table provides a reconciliation to Net Income:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2025	2024	2025	2024
Net Income, as presented	$24,222	$19,763	$9,082	$7,571
Add: credit loss expense (reduction)	1,578	(639)	700	(638)
Add: income taxes expense	5,275	4,141	1,997	1,591
Pre-tax, pre-provision net income	$31,075	$23,265	$11,779	$8,524

Executive Summary
Net income for the nine months ended September 30, 2025 was $24.2 million, up $4.5 million or 22.6% from the same period in 2024. Earnings per common share on a fully diluted basis were $2.16 for the nine months ended September 30, 2025, up $0.39 or 21.5% from the $1.78 posted for the same period in 2024. Dividends totaling $1.10 per share have been declared year-to-date, representing a payout to our shareholders of 50.3% of basic earnings per share for the period. For the quarter ended September 30, 2025, net income was $9.1 million, up $1.5 million or 20.0% from the same period in 2024. Earnings per common share on a fully diluted basis were $0.81 for the quarter ended September 30, 2025, up $0.13 or 19.3% from the $0.68 posted for the same period in 2024. On a PTPP basis, earnings for the nine months ended September 30, 2025 were $31.1 million, up $7.8 million, or 33.6% from the prior year.

Net interest income on a tax-equivalent basis was up $10.0 million or 20.6% in the nine months ended September 30, 2025 compared to the same period in 2024. The tax equivalent net interest margin for the nine months ended September 30, 2025, was 2.57%, up from 2.25% for the same period in 2024. The period-to-period change in net interest income and net interest margin is attributable to favorable changes on both sides of the balance sheet as an increase in tax equivalent yield on earning assets was coupled with decrease in the cost of total liabilities. For the quarter ended September 30, 2025, net interest income on a tax-equivalent basis increased $3.7 million or 21.4% compared to the same period in 2024, with the net interest margin at 2.70% compared to 2.32% for the same period in 2024.
Non-interest income for the nine months ended September 30, 2025 was $12.6 million, up $687,000 or 5.8%, from the nine months ended September 30, 2024. As compared to the prior year, service charges on deposit accounts were up $50,000, or 3.2%, and debit card revenue decreased $25,000, or 0.6%. Revenue at First National Wealth Management increased $305,000 or 8.3% over the same period and mortgage banking revenue increased $123,000 or 24.0%.
Non-interest expense for the nine months ended September 30, 2025 was $37.8 million, up $2.8 million or 8.0% from the nine months ended September 30, 2024. FDIC insurance premiums increased $331,000 from the same period in 2024, salaries and employee benefits increased 11.4% and other operating expense increased 2.0% over the same period.
Asset quality continues to be strong and stable. Non-performing assets stood at 0.30% of total assets as of September 30, 2025, up from 0.14% as of December 31, 2024 and up from 0.08% of total assets as of September 30, 2024. Total past-due loans remain low and were 0.69% of total loans as of September 30, 2025, up from 0.40% and up from 0.14% of total loans as of December 31, 2024 and September 30, 2024, respectively.
The provision for credit losses on loans for the first nine months of 2025 was $1.4 million, up from the $58,000 provisioned in the same period in 2024. Net charge-offs for the nine months ended September 30, 2025 were $1.2 million or 0.069% of average loans on an annualized basis, compared to net charge-offs of $89,000 or 0.005% as of the nine months ended September 30, 2024. The ACL for loans increased $207,000 between December 31, 2024 and September 30, 2025, and now stands at 1.05% of loans outstanding as of September 30, 2025, as compared to 1.06% at December 31, 2024 and 1.04% at September 30, 2024.
The Company's balance sheet continued to expand in the first nine months of 2025 as total assets increased $41.5 million or 1.3% year-to-date. The loan portfolio increased $57.6 million or 2.5% in the nine months ended September 30, 2025 and $91.3 million or 4.0% from a year ago. Loan growth in the first nine months of 2025 was centered in the commercial and residential portfolios. Commercial loans increased by $21.4 million during the period, led by increases in owner-occupied commercial real estate of $16.7 million, non-owner occupied commercial real estate of $10.6 million, commercial & industrial loans of $11.1 million and multifamily of $27.8 million, and partially offset by a decrease of $48.0 million in construction loan balances. Residential term loans increased by $19.8 million and home equity loans increased by $14.0 million in the first nine months of 2025. The investment portfolio has decreased $8.6 million year-to-date and decreased $26.1 million from a year ago based upon cash flow of amortizing securities, limited reinvestment or new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet, total deposits have increased $12.3 million, or 0.5%, in the nine months ended September 30, 2025 to $2.74 billion. Low-cost deposits (Demand, NOW, Savings) have decreased $26.2 million year-to-date while money market balances have increased $81.8 million, and local CDs have increased $14.3 million. Wholesale CDs have decreased $57.6 million year-to-date while borrowings have increased by $6.7 million.
Remaining well capitalized is a top priority for The Company. The Company's total risk-based capital ratio was 13.56% as of September 30, 2025, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRBB, and the OCC.
Among the Company's operating ratios, the return on average assets was 1.02% and return on average tangible common equity of 13.91% for the nine months ended September 30, 2025 compared to 0.87% and 12.19%, respectively, for the same period in 2024. The Company's PTPP return of average assets for the nine months ended September 30, 2025 was 1.30% compared to 1.03% in the prior year period. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 53.12% for the nine months ended September 30, 2025 compared to 57.88% for the same period in 2024, the change being attributable primarily to higher levels of net interest income.

Net Interest Income
Total interest income of $119.5 million for the nine months ended September 30, 2025 was an increase of $9.7 million or 8.8% compared to total interest income of $109.8 million for the same period of 2024. Nearly all of the increase is attributable to the loan portfolio which benefited from both greater volume and higher average yields as compared to the prior year.
Total interest expense of $63.3 million for the nine months ended September 30, 2025, was a decrease of $203,000 or 0.3% compared to total interest expense for the nine months ended September 30, 2024. Interest expense on deposits fell $737,000 year-to-date as compared to prior year on lower funding rates, partially countered by and increase in borrowed funds expense, up $534,000 year-to-date attributable to higher utilization of short-term FHLB funding as compared to the prior year.

As a result, net interest income of $56.3 million for the nine months ended September 30, 2025 was an increase of $9.9 million or 21.4% compared to net interest income of $46.4 million for the same period ended September 30, 2024. The Company's net interest margin on a tax-equivalent basis for the nine months ended September 30, 2025 was 2.57%, up from 2.25% for the first nine months of 2024. Tax-exempt interest income amounted to $8.0 million for the nine months ended September 30, 2025 compared to $7.8 million for the nine months ended September 30, 2024.
The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2025 and 2024. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate.

	For the nine months ended
	September 30, 2025		September 30, 2024
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$215	4.51%	$190	4.97%
Investments	15,748	3.23%	15,689	3.17%
Loans	105,712	5.93%	96,027	5.80%
Total interest income	121,675	5.35%	111,906	5.19%
Interest expense
Deposits[1]	58,374	3.23%	59,112	3.43%
Other borrowings	4,899	3.51%	4,365	3.48%
Total interest expense	63,273	3.25%	63,477	3.44%
Net interest income	$58,402		$48,429
Interest rate spread		2.10%		1.75%
Net interest margin		2.57%		2.25%
1Prior period amount of interest of $59,112 will not tie to Interest on deposits in the Consolidated Statements of Income and Comprehensive Income due to rounding.

	For the quarters ended
	September 30, 2025		September 30, 2024
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$108	4.00%	$56	4.00%
Investments	5,219	3.20%	5,261	3.16%
Loans	36,405	6.03%	33,687	5.90%
Total interest-earning assets	41,732	5.43%	39,004	5.28%
Interest expense
Deposits	19,380	3.20%	20,118	3.46%
Other borrowings	1,567	3.43%	1,767	3.71%
Total interest expense	20,947	3.21%	21,885	3.48%
Net interest income	$20,785		$17,119
Interest rate spread		2.21%		1.80%
Net interest margin		2.70%		2.32%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2025 compared to 2024. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate.

For the nine months ended September 30, 2025 compared to 2024
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$47	$(18)	$(4)	$25
Investment securities	(216)	279	(4)	59
Loans held for sale	—	—	—	—
Loans	7,466	2,059	160	9,685
Change in interest income	7,297	2,320	152	9,769
Interest expense
Deposits	2,955	(3,517)	(176)	(738)
Other borrowings	492	38	4	534
Change in interest expense	3,447	(3,479)	(172)	(204)
Change in net interest income	$3,850	$5,799	$324	$9,973
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2025 compared to 2024
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$52	$—	$—	$52
Investment securities	(131)	91	(2)	(42)
Loans held for sale	—	—	—	—
Loans	1,825	847	46	2,718
Change in interest income	1,746	938	44	2,728
Interest expense
Deposits	794	(1,474)	(58)	(738)
Other borrowings	(73)	(132)	5	(200)
Change in interest expense	721	(1,606)	(53)	(938)
Change in net interest income	$1,025	$2,544	$97	$3,666
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2025 and 2024:

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$26,033	$24,797	$28,404	$26,371
Interest-bearing deposits in other banks	6,368	5,102	10,704	5,568
Securities available for sale (includes tax exempt securities of $36,335 and $36,473 at September 30, 2025 and 2024, respectively)	276,153	274,732	273,897	278,609
Securities to be held to maturity, net of ACL (included tax exempt securities of $250,491 and $252,516 at September 30, 2025 and 2024, respectively)	367,375	379,438	364,847	377,361
Restricted equity securities, at cost	7,747	6,221	7,598	6,829
Loans held for sale	38	26	70	37
Loans	2,383,988	2,212,019	2,394,736	2,271,637
Allowance for credit losses	(24,969)	(24,458)	(25,058)	(24,808)
Net loans	2,359,019	2,187,561	2,369,678	2,246,829
Accrued interest receivable	17,502	15,588	17,078	15,864
Premises and equipment	28,143	28,245	28,179	27,795
Other real estate owned	46	71	—	200
Goodwill	30,646	30,646	30,646	30,646
Other assets	65,183	64,618	66,296	63,827
Total Assets	$3,184,253	$3,017,045	$3,197,397	$3,079,936
Liabilities & Shareholders' Equity
Demand deposits	$291,269	$274,854	$310,254	$294,424
NOW deposits	606,454	617,644	600,789	610,394
Money market deposits	399,540	317,397	413,239	325,757
Savings deposits	260,062	277,247	256,074	269,561
Certificates of deposit	1,148,685	1,087,513	1,136,062	1,109,018
Total deposits	2,706,010	2,574,655	2,716,418	2,609,154
Borrowed funds – short term	91,057	72,679	86,448	94,274
Borrowed funds – long term	95,500	95,000	95,000	95,000
Dividends payable	2,247	922	2,384	959
Other liabilities	25,800	26,326	26,841	26,638
Total Liabilities	2,920,614	2,769,582	2,927,091	2,826,025
Shareholders' Equity:
Common stock	112	111	112	111
Additional paid-in capital	72,488	70,656	72,949	71,088
Retained earnings	229,881	217,930	233,772	220,379
Net unrealized loss on securities available for sale	(39,133)	(42,077)	(36,708)	(38,330)
Net unrealized loss on securities transferred from available for sale to held to maturity	(48)	(52)	(51)	(50)
Net unrealized gain (loss) on cash flow hedging derivative instruments	52	592	(55)	410
Net unrealized gain on postretirement benefit costs	287	303	287	303
Total Shareholders' Equity	263,639	247,463	270,306	253,911
Total Liabilities & Shareholders' Equity	$3,184,253	$3,017,045	$3,197,397	$3,079,936

Non-Interest Income
Non-interest income of $12.6 million for the nine months ended September 30, 2025 is an increase of $687,000 compared to the same period in 2024. Service charges on deposit accounts were up $50,000, or 3.2%, mortgage banking revenue was up $123,000, or 24.0%, revenue at First National Wealth Management increased $305,000 or 8.3%, and fee income derived from loan derivative transactions increased $204,000. Over the same period, debit card revenue was down a modest $25,000, or 0.6%. Non-interest income of $4.5 million for the quarter ended September 30, 2025 is an increase of $353,000 compared to the same period in 2024.

Non-Interest Expense
Non-interest expense of $37.8 million for the nine months ended September 30, 2025 is an increase of 8.0% or $2.8 million compared to non-interest expense of $35.0 million for the same period in 2024. Salaries and employee benefits increased $2.0 million, or 11.4%, attributable to a combination of salary adjustments, incentive compensation accruals, increased benefit costs, and several one-time expenses resulting from retirements. Furniture and equipment expense was up $209,000 or 5.0% on higher software costs, and other operating expense increased $179,000 or 2.0%. FDIC insurance premiums increased by $331,000 due to balance sheet expansion. Non-interest expense of $12.8 million for the quarter ended September 30, 2025 is an increase of 6.3% compared to non-interest expense of $12.0 million for the same period in 2024 due to the reasons mentioned.

Income Taxes
Income taxes on operating earnings were $5.3 million for the nine months ended September 30, 2025, up $1.1 million from the same period in 2024.

Investments
The carrying value of the Company's investment portfolio decreased by $8.6 million between December 31, 2024 and September 30, 2025 from $651.6 million to $643.0 million. The change in value of the portfolio is attributable to lack of like-kind re-investment of incoming cash flow from amortizing investments and limited new purchases, partially countered by positive effects of interest rate movement on the fair value of AFS holdings. As of September 30, 2025, mortgage-backed securities had a carrying value of $268.9 million and a fair value of $259.5 million. Of this total, securities with a fair value of $74.8 million or 28.7% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $185.7 million or 71.3% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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
All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, and corporate bonds or commercial paper with one of the three highest ratings given by a nationally recognized rating agency. The portfolio is currently invested primarily in U.S. Government agency securities, mortgage-backed securities, and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk.
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $40,000 at September 30, 2025. This compares to $47,000 and $49,000, net of taxes, at December 31, 2024 and September 30, 2024, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2025 and 2024 and December 31, 2024.

Dollars in thousands	September 30, 2025	December 31, 2024	September 30, 2024
Securities available for sale
U.S. Treasury & Agency securities	$17,882	$19,796	$20,735
Mortgage-backed securities	219,417	219,382	227,374
State and political subdivisions	34,162	33,252	34,608
Asset-backed securities	2,032	2,250	2,304
	$273,493	$274,680	$285,021
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100	$38,100	$38,100
Mortgage-backed securities	49,444	52,370	53,373
State and political subdivisions	249,194	252,180	252,636
Corporate securities	26,000	27,250	33,750
	$362,738	$369,900	$377,859
Less allowance for credit losses	(186)	(196)	(224)
Net securities to be held to maturity	$362,552	$369,704	$377,635
Restricted equity securities
Federal Home Loan Bank Stock	$5,879	$6,166	$5,383
Federal Reserve Bank Stock	1,037	1,037	1,037
	$6,916	$7,203	$6,420
Total securities	$642,961	$651,587	$669,076
The Company adopted ASC 326, the CECL standard in 2023. In conjunction with adoption, holdings of AFS Securities and HTM securities were evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $186,000 as of September 30, 2025, $196,000 as of December 31, 2024 and $224,000 September 30, 2024. Further details are included in Note 2 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2025. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	3,065	1.03%	6,500	1.13%
Due in 5 to 10 years	5,633	1.25%	8,150	1.59%
Due after 10 years	9,184	2.00%	23,450	1.56%
Total	17,882	1.60%	38,100	1.49%
Mortgage-Backed Securities
Due in 1 year or less	11	2.93%	—	0.00%
Due in 1 to 5 years	854	1.27%	4	7.34%
Due in 5 to 10 years	7,098	3.56%	3,465	4.84%
Due after 10 years	211,454	2.71%	45,975	1.52%
Total	219,417	2.74%	49,444	1.75%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,635	3.33%
Due in 1 to 5 years	180	5.06%	18,601	3.54%
Due in 5 to 10 years	9,780	2.61%	69,730	3.44%
Due after 10 years	24,202	3.40%	159,228	2.37%
Total	34,162	3.18%	249,194	2.76%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	2,032	5.44%	—	0.00%
Total	2,032	5.44%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	2,250	3.19%
Due in 5 to 10 years	—	0.00%	23,750	5.29%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	26,000	5.10%
	$273,493	2.74%	$362,738	2.66%

AFS Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain AFS securities where the amortized cost of which exceeds fair value, which at September 30, 2025 amounted to $42.9 million, or 13.56% of the amortized cost of the total securities portfolio. At December 31, 2024, this amount was $54.2 million, or 16.48% of the amortized cost of total securities portfolio.
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
As of September 30, 2025, the Company had AFS debt securities in an unrealized loss position with a fair value of $238.1 million and unrealized losses of $42.9 million, as identified in the table below. AFS Securities in a continuous unrealized loss position for more than twelve months amounted to a fair value of $232.9 million as of September 30, 2025, compared with $234.1 million at December 31, 2024. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at September 30, 2025:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$17,882	$(5,163)	$17,882	$(5,163)
Mortgage-backed securities	1,776	(10)	183,340	(31,741)	185,116	(31,751)
State and political subdivisions	2,276	(23)	31,706	(5,886)	33,982	(5,909)
Asset-backed securities	1,109	(31)	—	—	1,109	(31)
	$5,161	$(64)	$232,928	$(42,790)	$238,089	$(42,854)

For AFS securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of September 30, 2025, there were $5.2 million of unrealized losses on these securities compared to $6.2 million at December 31, 2024. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.
AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2025, there were $31.8 million of unrealized losses on these securities compared with $41.0 million at December 31, 2024. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2025 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
AFS Obligations of state and political subdivisions. As of September 30, 2025, there were $5.9 million of unrealized losses on these securities compared to $6.9 million at December 31, 2024. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At September 30, 2025, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2025 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with general market conditions. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.
AFS Asset-backed securities. As of September 30, 2025, there were $31,000 of unrealized losses on these securities compared with none at December 31, 2024. These securities consist of U.S. Government backed student loans along with other credit enhancements.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of September 30, 2025, the Bank's investment in FHLBB stock totaled $5.9 million. This compares to $6.2 million as of December 31, 2024 and $5.4 million as of September 30, 2024. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through September 30, 2025.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at September 30, 2025 and 2024, and December 31, 2024.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through September 30, 2025. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2025, the Bank had $333,000 in loans held for sale. This compares to no loans held for sale at December 31, 2024 and September 30, 2024.
Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first nine months of 2025, with total loans at $2.40 billion at September 30, 2025, up $57.6 million or 2.5% from total loans of $2.34 billion at December 31, 2024. Commercial loans increased $21.4 million or 1.5% between December 31, 2024 and September 30, 2025, municipal loans increased $6.8 million or 10.9%, residential term loans increased $19.8 million, and home equity lines of credit increased $14.0 million.
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
The following table summarizes the loan portfolio, by class, at September 30, 2025 and 2024 and December 31, 2024.

Dollars in thousands	September 30, 2025		December 31, 2024		September 30, 2024
Commercial
Real estate owner occupied	$375,263	15.6%	$358,588	15.3%	$348,287	15.1%
Real estate non-owner occupied	414,481	17.3%	403,899	17.3%	408,361	17.7%
Construction	51,753	2.1%	99,717	4.3%	87,992	3.8%
C&I	376,911	15.7%	365,817	15.6%	368,415	16.0%
Multifamily	136,515	5.7%	108,732	4.6%	110,472	4.8%
Agriculture	55,489	2.3%	52,219	2.2%	51,274	2.2%
Municipal	68,593	2.9%	61,827	2.6%	62,944	2.7%
Residential
Term	730,624	30.5%	710,807	30.4%	698,068	30.2%
Construction	32,779	1.4%	35,481	1.5%	34,628	1.5%
Home Equity
Revolving and term	137,018	5.7%	123,063	5.3%	117,028	5.1%
Consumer	19,084	0.8%	20,790	0.9%	19,784	0.9%
Total loans	$2,398,510	100.0%	$2,340,940	100.0%	$2,307,253	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2025.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$5,973	$103,872	$32,932	$232,486	$375,263
Real estate non-owner occupied	18,915	89,829	29,886	275,851	414,481
Construction	9,157	21,155	4,151	17,290	51,753
C&I	90,315	167,895	33,904	84,797	376,911
Multifamily	207	29,094	5,168	102,046	136,515
Agriculture	5,400	17,992	9,801	22,296	55,489
Municipal	25,097	11,562	13,401	18,533	68,593
Residential
Term	1,328	56,476	40,350	632,470	730,624
Construction	1,930	4,230	—	26,619	32,779
Home Equity
Revolving and term	5,608	9,592	8,186	113,632	137,018
Consumer	7,524	6,498	1,186	3,876	19,084
Total loans	$171,454	$518,195	$178,965	$1,529,896	$2,398,510

The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2025.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$71,219	3.0%	$304,044	12.6%	$375,263	15.6%
Real estate non-owner occupied	129,179	5.4%	285,302	11.9%	414,481	17.3%
Construction	29,482	1.2%	22,271	0.9%	51,753	2.1%
C&I	146,912	6.1%	229,999	9.6%	376,911	15.7%
Multifamily	20,028	0.8%	116,487	4.9%	136,515	5.7%
Agriculture	10,041	0.4%	45,448	1.9%	55,489	2.3%
Municipal	68,393	2.9%	200	0.0%	68,593	2.9%
Residential
Term	463,083	19.3%	267,541	11.2%	730,624	30.5%
Construction	12,647	0.5%	20,132	0.9%	32,779	1.4%
Home Equity
Revolving and Term	23,753	1.0%	113,265	4.7%	137,018	5.7%
Consumer	11,575	0.5%	7,509	0.3%	19,084	0.8%
Total loans	$986,312	41.1%	$1,412,198	58.9%	$2,398,510	100.0%

Loan Concentrations
As of September 30, 2025, the Bank had one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio: (1) loans to lessors of residential buildings and dwellings, totaling $265.1 million, or 11.05% of total loans. This compares to two concentrations of loans in two particular industries that exceeded 10% of its total loan portfolio as of September 30, 2024: (1) loans to hotels (except Casino hotels) and motels, totaling $243.6 million, or 10.56% of total loans, and (2) loans to lessors of residential buildings and dwellings, $255.5 million, or 11.07% of total loans, .

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
The ACL includes reserve amounts assigned to IAL. This includes loans with balances of $250,000 or more that have been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2025, IAL with specific reserves totaled $1.3 million and the amount of such reserves was $826,000. This compares to IAL with specific reserves of $1.7 million at December 31, 2024 and the amount of such reserves was $1.0 million.
The total ACL on loans at September 30, 2025 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which management believes are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.

The following table summarizes the allocation of allowance by loan class as of September 30, 2025 and 2024 and December 31, 2024. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2025		December 31, 2024		September 30, 2024
Commercial
Real estate owner occupied	$5,130	15.6%	$5,045	15.3%	$5,119	15.1%
Real estate non-owner occupied	4,765	17.3%	4,829	17.3%	4,971	17.7%
Construction	419	2.1%	944	4.3%	807	3.8%
C&I	5,115	15.7%	5,364	15.6%	4,662	16.0%
Multifamily	1,481	5.7%	1,239	4.6%	1,262	4.8%
Agriculture	673	2.3%	605	2.2%	613	2.2%
Municipal	288	2.9%	262	2.6%	266	2.7%
Residential
Term	5,756	30.5%	5,241	30.4%	5,051	30.2%
Construction	436	1.4%	474	1.5%	425	1.5%
Home Equity
Revolving and term	849	5.7%	686	5.3%	663	5.1%
Consumer	166	0.8%	182	0.9%	160	0.9%
Total	$25,078	100.0%	$24,871	100.0%	$23,999	100.0%
A breakdown of the ACL on loans as of September 30, 2025, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,396	$734	$5,130
Real estate non-owner occupied	—	4,127	638	4,765
Construction	—	319	100	419
C&I	740	3,770	605	5,115
Multifamily	—	1,304	177	1,481
Agriculture	—	514	159	673
Municipal	—	35	253	288
Residential
Term	86	5,279	391	5,756
Construction	—	380	56	436
Home Equity
Revolving and term	—	767	82	849
Consumer	—	162	4	166
	$826	$21,053	$3,199	$25,078
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $1.4 million for the first nine months of 2025 and $58,000 the first nine months of 2024. Net charge-offs were $1.2 in the first nine months of 2025, compared to net charge-offs of $89,000 in the first nine months of 2024. The ACL as a percentage of outstanding loans was 1.05% as of September 30, 2025, down slightly from 1.06% as of December 31, 2024, and up slightly from 1.04% as of September 30, 2024.

The following table summarizes the activities in the ACL for the nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024:

Dollars in thousands	September 30, 2025	December 31, 2024	September 30, 2024
Balance at the beginning of period	$24,871	$24,030	$24,030
Loans charged off:
Commercial
Real estate owner occupied	—	—	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	1,101	451	88
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	1	37	36
Construction	—	—	—
Home Equity
Revolving and term	—	7	7
Consumer	238	252	210
Total	1,340	747	341
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	—	100	100
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	28	25	24
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	6	32	30
Construction	—	—	—
Home Equity
Revolving and term	15	24	21
Consumer	64	103	77
Total	113	284	252
Net loans charged off	1,227	463	89
Credit loss expense	1,434	1,304	58
Balance at end of period	$25,078	$24,871	$23,999
Ratio of net loans charged off to average loans outstanding[1]	0.069%	0.021%	0.005%
Ratio of allowance for credit losses to total loans outstanding	1.05%	1.06%	1.04%
1 Annualized using a 365-day basis in 2025 and a 366-day basis in 2024.

ACL for Unfunded Commitments
The Bank's modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $868,000 as of September 30, 2025.
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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.40% at September 30, 2025 compared to 0.18% at December 31, 2024 and 0.11% at September 30, 2024. The following table shows the distribution of nonperforming loans by class as of September 30, 2025 and 2024 and December 31, 2024:

Dollars in thousands	September 30, 2025	December 31, 2024	September 30, 2024
Commercial
Real estate owner occupied	$3,891	553	$367
Real estate non-owner occupied	61	61	—
Construction	9	18	19
C&I	1,721	1,695	129
Multifamily	—	—	—
Agriculture	187	31	31
Municipal	—	—	—
Residential
Term	3,110	1,599	1,686
Construction	—	—	—
Home Equity
Revolving and term	610	291	265
Consumer	6	—	—
Total nonperforming loans	$9,595	$4,248	$2,497
Allowance for credit losses on loans as a percentage of nonperforming loans	261.4%	585.5%	961.1%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2025, loans 90 or more days past due and still accruing interest totaled $1.5 million, compared to $1.0 million at December 31, 2024 and $405,000 at September 30, 2024.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the accompanying financial statements.

Past Due Loans
The Bank's overall loan delinquency ratio was 0.69% at September 30, 2025 compared to 0.40% at December 31, 2024 and 0.14% at September 30, 2024. Loans 90 or more days delinquent and accruing increased from $1.0 million at December 31, 2024 to $1.5 million as of September 30, 2025. The following table sets forth loan delinquencies as of September 30, 2025 and 2024 and December 31, 2024:

Dollars in thousands	September 30, 2025	December 31, 2024	September 30, 2024
Commercial
Real estate owner occupied	$4,204	$549	$162
Real estate non-owner occupied	1,285	—	—
Construction	—	—	—
C&I	1,455	1,998	1,070
Multifamily	2,626	—	—
Agriculture	212	115	210
Municipal	—	—	—
Residential
Term	4,589	3,686	736
Construction	—	390	—
Home Equity
Revolving and term	1,894	1,536	512
Consumer	356	1,109	617
Total	$16,621	$9,383	$3,307
Loans 30-89 days past due to total loans	0.395%	0.311%	0.104%
Loans 90+ days past due and accruing to total loans	0.063%	0.044%	0.018%
Loans 90+ days past due on non-accrual to total loans	0.235%	0.046%	0.022%
Total past due loans to total loans	0.693%	0.401%	0.144%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2025, there were 11 potential problem loans reported with a balance of $5.4 million or 0.227% of total loans. This compares to one potential problem loan with a balance of $84,000 or 0.004% of total loans at December 31, 2024.
As of September 30, 2025, there were three residential loans in the process of foreclosure totaling $935,000 and one home equity line of credit totaling $63,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of September 30, 2025, there were no commercial loans in the process of foreclosure. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.

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

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At September 30, 2025 there were no OREO properties and no allowance for losses. This compares to December 31, 2024 and September 30, 2024, when there was one OREO property with a balance of $173,000, net of an allowance for OREO losses of $35,000. The table below presents the composition of OREO at September 30, 2025 and 2024, and December 31, 2024:

Dollars in thousands	September 30, 2025	December 31, 2024	September 30, 2024
Carrying Value
Residential
Term	$—	$208	$208
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	—	208	208
Related Allowance
Residential
Term	—	35	35
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	—	35	35
Net Value
Residential
Term	—	173	173
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	$—	$173	$173

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 85.0% of total average assets in the first nine months of 2025, down slightly from 85.3% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.

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
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of September 30, 2025, the Bank had primary sources of contingent liquidity of $970.0 million or 30.6% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $299.0 million in borrowing capacity at FRBB under the FRBB's Borrower in Custody program as well as securities available as collateral, $101.0 million in credit lines with correspondent banks, and $45.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.415 billion or 44.7% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the nine-months periods ended September 30, 2025 and 2024 the Bank declared dividends to the Company of $12.3 million and $11.9 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholder's Equity below.
Deposits
During the first nine months of 2025, total deposits increased by $12.3 million or 0.5% from December 31, 2024 levels. In the first nine months of 2025 low-cost deposits (demand, NOW, and savings accounts) decreased by $26.2 million or 2.1%, money market deposits increased $81.8 million or 21.7%, and certificates of deposit decreased $43.3 million or 3.9%.
Between September 30, 2024 and September 30, 2025, total deposits increased by $34.8 million or 1.3%. Low-cost deposits decreased by $25.7 million or 2.1%, money market accounts increased $114.3 million or 33.2%, and certificates of deposit decreased $53.8 million or 4.8%.
Over both the year-to-date and year-over-year periods, management has observed a modest shift of low-cost deposits to higher cost money market deposits. The reduction in certificate of deposit balances is principally the result of redemption of non-local time deposits.
Estimated uninsured deposits totaled $538.2 million or 19.7% of total deposits as of September 30, 2025, and $506.2 million or 18.6% of total deposits as of December 31, 2024. The company has pledged assets as collateral covering certain deposits; these amounts were $365.4 million and $349.8 million as of September 30, 2025 and December 31, 2024, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and customer repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2025, total borrowed funds increased $6.7 million; between September 30, 2024 and September 30, 2025, total borrowed funds increased by $1.9 million. For both the year-to-date and year-over-year periods, the change in borrowed funds outstanding is mostly attributable to changes in customer repurchase agreement balances. FRBB borrowings were zero as of each date and FHLBB borrowings increased by $500,000 in the third quarter of 2025.

Capital Resources
Shareholders' equity as of September 30, 2025 was $274.6 million, compared to $252.5 million as of December 31, 2024 and $256.8 million as of September 30, 2024. The Company's earnings in the first nine months of 2025, net of dividends declared, added $11.9 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $33.5 million as of September 30, 2025 and was $42.7 million as of December 31, 2024. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the AFS Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.37 per share was declared in the third quarter of 2025. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 50.34% for the first nine months of 2025 compared to 59.81% for the same period in 2024. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2025 is this year's net income plus $27.9 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on AFS securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. The Company met each of the well-capitalized ratio guidelines at September 30, 2025.

The following tables indicate the capital ratios for the Bank and the Company at September 30, 2025 and December 31, 2024:

As of September 30, 2025	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.62%	12.33%	12.33%	13.50%
Company	8.63%	12.39%	12.39%	13.56%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2024	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.32%	11.98%	11.98%	13.16%
Company	8.47%	12.04%	12.04%	13.22%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

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

At September 30, 2025, the Bank had one outstanding off-balance sheet, derivative instrument, designated as a cash flow hedge and four off-balance sheet, derivative instruments, designated as fair value hedges. Notional principal amounts totaled $75.0 million for the cash flow hedge and $160.0 million for the fair value hedges, with a cumulative unrealized loss of $573,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30, 2025, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap and interest rate cap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of September 30, 2025, the Bank had 17 loan swap agreements in place with a total notional value of $138.3 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2025:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$152,968	$57,468	$70,000	$25,500	$—
Operating leases	607	124	73	56	354
Certificates of deposit	1,071,527	746,638	283,565	41,324	—
Total	$1,225,102	$804,230	$353,638	$66,880	$354
Total loan commitments and unused lines of credit	$318,459	$318,459	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2025 was (11.90)% of total assets compared to (15.98)% of total assets at December 31, 2024. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2025, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$49,349	$39,494	$155,339	$391,863
Restricted stock, at cost	5,879	—	—	1,037
Loans held for sale	—	—	—	—
Loans	821,358	415,109	895,801	266,575
Other interest-earning assets	—	—	—	30,486
Non-rate-sensitive assets	22,366	—	—	103,822
Total assets	898,952	454,603	1,051,140	793,783
Interest-bearing deposits	1,253,994	397,824	328,033	443,970
Borrowed funds	57,468	25,000	70,500	—
Non-rate-sensitive liabilities and equity	—	—	—	621,689
Total liabilities and equity	1,311,462	422,824	398,533	1,065,659
Period gap	$(412,510)	$31,779	$652,607	$(271,876)
Percent of total assets	(12.90)%	0.99%	20.40%	(8.50)%
Cumulative gap (current)	$(412,510)	$(380,731)	$271,876	$—
Percent of total assets	(12.90)%	(11.90)%	8.50%	—%

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

The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short- term rates gradually increase by two percentage points. The Company's modeling as of September 30, 2025 projects net interest income would increase by approximately 3.2% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.6% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 3.6% if rates rise gradually by two percentage points over the next year. Each scenario is within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 17.0% in the two percentage point falling-rate scenario, and higher by 14.8% in the one percentage point falling rate scenario; net interest income would be higher than that earned in a stable rate environment by 4.5% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2025 and December 31, 2024 is presented in the following table:

Changes in Net Interest Income	September 30, 2025	December 31, 2024
Year 1
Projected change if rates decrease by 1.0%	1.6%	1.7%
Projected change if rates decrease by 2.0%	3.2%	2.8%
Projected change if rates increase by 2.0%	(3.6)%	(4.2)%
Year 2
Projected change if rates decrease by 1.0%	14.8%	17.8%
Projected change if rates decrease by 2.0%	17.0%	19.1%
Projected change if rates increase by 2.0%	4.5%	2.6%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2025, the Company was using interest rate swaps and interest rate caps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2025, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2025, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2025:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2025	10,039	$25.74	—	—
February 2025	745	25.73	—	—
March 2025	—	—	—	—
April 2025	—	—	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
July 2025	—	—	—	—
August 2025	—	—	—	—
September 2025	—	—	—	—
	10,784	$25.74		—

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

Date: November 7, 2025

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: November 7, 2025