Form 10-K
period 2025-12-31
First Bancorp, Inc /ME/
filed 2026-03-06
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2025

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
Common Stock: $271,239,386

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2026
Common Stock: 11,270,319 shares

Documents Incorporated By Reference:
Proxy Statement for the Annual Meeting of Shareholders
to be held on April 29, 2026

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
As of December 31, 2025, the Company's securities consisted of one class of common stock. At that date, there were 11,222,363 shares of common stock outstanding.
The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank's capital stock consists of one class of common stock, of which 290,069 shares, par value $2.50 per share, are issued and outstanding. All of the Bank's common stock is owned by the Company.

First National Bank: The Bank offers traditional banking products & services including deposit accounts, cash management and payment processing solutions, and consumer, commercial and mortgage loans. Personal service and convenience is emphasized to a customer base consisting primarily of small businesses, government entities, non-profit organizations, and individuals located or residing within its markets. The Bank continually evolves its processes and adapts to new technologies. Recent investments include areas such as mobile & digital banking, commercial loan origination, and document imaging. The banking business in the Bank's Mid-Coast and Eastern Maine market area is subject to modest seasonal fluctuations typically consisting of lower deposits in the winter and spring and higher deposits in the summer and fall. This fluctuation is predictable and has not had a materially adverse effect on the Bank.
In addition to traditional banking services, the Company provides investment management and private banking services through First National Wealth Management, an operating division of the Bank. First National Wealth Management offers a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and municipalities of varying asset size, and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience. In 2019, the Bank introduced First National Investment Services. Through a partnership with a third party provider, First National Investment Services offers additional products such as brokerage, annuity products and certain types of insurance.

Competition: The financial services landscape has continued to evolve over the past five years. Within the Bank's primary market area, Maine-based community banks are the primary competitors for wallet share. Large out-of-state banks continue to be a presence as do smaller, local credit unions offering similar products and services. Adoption rates for online and mobile banking increased during the COVID-19 pandemic and further opened the market to new forms of competition. The introduction and acceptance of various digital currencies represents an emerging form of competition for deposits and payment services. Non-banking entities such as brokerage houses, mortgage companies and insurance companies also offer competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and in some cases are not subject to the same regulatory restrictions as are the Company and the Bank.
The Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium-sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending investment and trust services to clients with accounts of all sizes. Investment continues to be made in enhancing the Bank’s online and mobile offerings to both enhance service delivery and provide additional channels for customers to conduct business with the Bank. Additional investment has been made in new software platforms for commercial and residential lending. Management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near its branch offices and thus are generally familiar with their communities and customers. This is important in local decision-

The First Bancorp - 2025 Form 10-K - Page 1

making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
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

Human Capital

At December 31, 2025, the Company had 283 employees and full-time equivalency of 278 employees. Most employees live and work in the State of Maine, with a limited number of employees working remotely outside of Maine.

Talent Acquisition: The Company’s success depends on attracting and retaining employees with a broad range of skills, including customer service, analytical capabilities, leadership, sales acumen and technical expertise. The Company recruits qualified candidates from all available sources and competes for talent primarily within its local and regional markets.

To attract and retain employees, the Company offers a comprehensive and competitive pay and benefits package. Eligible full-time employees and part-time employees scheduled to work at least 30 hours per week are provided access to a flexible benefits program, which includes group life, health, short and long-term disability insurance. Additional benefits include paid vacation, paid sick and personal time, paid birthday off and a 401(k) defined contribution plan for eligible employees. The Company participates in annual salary surveys to ensure wages are competitive in the local market, and since 1994 has offered a comprehensive annual incentive compensation plan available to all employees.

Diversity and Inclusion: The Company believes that our people are our most valuable asset. The collective differences, experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and the Company's achievement as well. We are committed to fostering, cultivating, and preserving a culture of diversity, equity and inclusion, reflective of our market area, both in our employee base and on our Board of Directors. Valuing diversity and inclusiveness enables us to achieve our corporate mission and creates value for our customers, employees, business partners and shareholders.

The Company prohibits discrimination based on race, color, religion, sex, sexual orientation, gender identity, age, national origin, physical or mental disability, veteran status, or other legally protected status. This policy applies to all aspects of employment, including hiring, training, development, promotion, compensation, benefits, and termination.

Training and Development: The Company emphasizes employee training and development as a means of supporting operational excellence, regulatory compliance, and effective risk management. Opportunities made available to employees may include participation in industry seminars, industry certificate programs, and advanced industry education at regional or national banking schools.

The First Bancorp - 2025 Form 10-K - Page 2

The Company has also developed an in- house program targeted to the development of future leaders. Managers conduct periodic coaching meetings with employees to review progress towards annual goals and identify areas of opportunity or performance improvement. Formal performance evaluations are conducted semi-annually. Our Education & Training department includes a Development Associate role dedicated to ensuring all employees are provided with development plans that meet their current and future career needs.

Employee Engagement: The Company recognizes that employees who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the Company. The Company solicits employee feedback through a confidential web portal and periodically surveys employees on various topics of interest. We maintain human resources and other policies, including a harassment policy, to promote a workplace that is safe for all and provide a mechanism where our employees feel they can report incidents that run counter to our policies and the positive culture we endeavor to maintain. In addition, we have a confidential whistleblower program that forwards complaints to the Chair of the Audit Committee of the Board of Directors, and we work to take necessary action as quickly as possible should a complaint be received. This year, the Company participated in the Best Places to Work in Maine program in which a confidential employee engagement survey was delivered. Results for the Company were all above benchmark and we ranked #3 in the large employer category of the program. While pleased with these results, the Company continues to evaluate employee feedback and identify opportunities to further enhance engagement.

Succession Planning: The Company views succession planning as a priority and incorporates it into the strategic planning process. Succession plans are reviewed and updated annually for management roles, and are supported by the Company's development and leadership programs and initiatives. These plans are designed to identify both short- and long-term successors to promote continuity of leadership and operational stability.

Supervision and Regulation

The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and section 225.82 of Regulation Y issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"), and is required to file with the Federal Reserve Board periodic reports and other information required pursuant to the BHC Act. The Company is subject to examination by the Federal Reserve Board. Virtually all of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 18 to the accompanying financial statements. The Bank is regulated by the Office of the Comptroller of the Currency (the "OCC") and is subject to the provisions of the National Bank Act and the Federal Deposit Insurance Act. As a result, it must meet a number of regulatory standings, including certain liquidity and capital requirements, which are discussed in the following sections.

General: As a financial holding company, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary federal regulator, the FRB. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (the "SEC"). As a company with securities listed on the NASDAQ, the Company is subject to the rules of the NASDAQ for listed companies. The Bank is subject to regulation and examination primarily by the OCC and is subject to the regulations adopted by other federal agencies, including the Federal Deposit Insurance Corporation (the "FDIC") and the Consumer Financial Protection Bureau (the "CFPB").

Bank Holding Company Activities: As a bank holding company ("BHC") that has elected to become a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature, as those terms are used in the BHC Act.
As an FDIC-insured depository institution, the Bank is periodically rated for its compliance with the Community Reinvestment Act of 1977, as amended (the "CRA"). If the Bank were to receive a rating of less than satisfactory, the Company could be prohibited from engaging directly or indirectly in corporate acquisitions or mergers or in new activities, until the rating is raised to satisfactory or better.
In addition, if the FRB finds that the Bank is not well capitalized or well managed, the Company could also be prohibited from engaging directly or indirectly in corporate acquisitions or mergers or in new activities, and also could be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. If we fail to correct any such condition within a prescribed period, the FRB could take additional enforcement actions, including but not limited to ordering us to divest the Bank.

Dividend Restrictions. Generally speaking, a national bank, such as the Bank, is ordinarily permitted to pay dividends equivalent to the Bank’s current and undistributed prior earnings, provided the bank is adequately capitalized. However, other capital distributions by a bank require the prior approval of the OCC.

The First Bancorp - 2025 Form 10-K - Page 3

Separation Between the Company and the Bank. The Company is a legal entity separate and distinct from the Bank. The primary source of funds to pay dividends on our common stock is dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends the Bank may pay without regulatory approval. Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.
The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value from an insured depository institution subsidiary to any nonbank affiliate (including the Company) that comprise "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured by qualifying collateral. A bank's transactions with its nonbank affiliates are also generally required to be on arm's-length terms.
The FRB has a policy that a BHC is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank. This support may be required at times when the BHC may not have the resources to provide the support. The OCC may order an assessment of the BHC if the capital of one of its national bank subsidiaries were to become impaired. If the BHC failed to pay the assessment within three months, the OCC could order the sale of the BHC's holdings of stock in the national bank to cover the deficiency.

Insolvency and Resolution of the Bank. The insolvency and resolution of the Bank would be governed by the Federal Deposit Insurance Act, not by federal bankruptcy law. The Federal Deposit Insurance Act imposed limits on the amounts of deposit insurance afforded to a depositor; deposit amounts in excess of these limits are deemed uninsured under the Act. In the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors generally (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, claims of insured and uninsured U.S. depositors, along with claims of the FDIC, will have priority in payment ahead of unsecured creditors, including the BHC, and depositors whose deposits are solely payable at such insured depository institution's non-U.S. offices.

Capital Requirements: The Company and the Bank are subject to leverage capital requirements issued by the federal banking regulatory agencies (the “Capital Rules”), as well as risk-based capital requirements issued by the banking agencies based on the Basel Committee on Banking Supervision’s (“Basel Committee”) framework for strengthening capital and liquidity regulation (referred to as Basel III). If a banking organization's capital levels fall below the minimum requirements established by the Capital Rules, a bank or BHC will be expected to develop and implement a plan acceptable to its regulators to achieve adequate levels of capital within a reasonable period, and may be denied approval to conduct various activities, including engaging in new activities or corporate acquisitions or establishing new branches, until such capital levels are achieved. Federal regulations require federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements, and to impose significant restrictions on such institutions.

Leverage Capital Ratio: The capital regulations impose on the Bank and the Company a minimum "Leverage Capital Ratio" or ratio of "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. It is possible that banking regulators may increase minimum capital requirements should economic conditions worsen.

Risk-Based Capital Requirements: The capital regulations also impose on the Bank and the Company minimum capital levels as a percentage of their respective risk-adjusted assets. Qualifying total capital ("Total Capital") for this purpose may include two components: "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital; Tier 1 Capital is further broken down in the Capital Rules to Common Equity Tier 1 (CET1) and Additional Tier 1 Capital (AT1). Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Neither the Company nor the Bank carries any capital items that would be considered AT1, thus CET1 and Tier 1 Capital for the Company and the Bank are equal. Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for credit losses, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.
The risk-based capital rules assign the majority of balance sheet assets and the credit equivalent amounts of off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, as applicable. A small amount of assets

The First Bancorp - 2025 Form 10-K - Page 4

and off-balance sheet obligations are assigned a risk weight above 100%. Applying these risk-weights to each category of the balance sheet assets and to the credit equivalent amounts of the off-balance sheet obligations, and summing the totals results in the amount of total Risk-Weighted Assets ("RWAs") for purposes of the risk-based capital requirements. RWAs for a depository institution, such as the Bank, will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans, many of its investment securities have a low risk weighting and there is a relatively small volume of off-balance sheet obligations.
The risk-based capital regulations require all banks to maintain a minimum ratio of CET1 to RWAs of 4.5%, CET1 plus AT1 to RWAs of 6.0%, and Total Capital to Risk-Weighted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for credit losses eligible for inclusion in Total Capital to 1.25% of Risk-Weighted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to BHCs on a consolidated basis. The risk-based capital regulations explicitly provide for the consideration of interest rate risk in the overall evaluation of a bank's capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. An organization deemed by its federal banking regulator to have excessive interest rate risk exposure may be required to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Bank believes, based on its level of interest rate risk exposure, that this provision will not have a material adverse effect on it.
Additionally, the Capital Rules require an organization to establish a capital conservation buffer of CET1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total RWA, resulting in a requirement for the Company and the Bank effectively to maintain CET1, Tier 1 and total capital ratios of 7%, 8.5% and 10.5%, respectively. Banking organizations with a ratio of CET1 capital to RWA above the minimum requirement but below the capital conservation buffer face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).
On December 31, 2025, the Company's consolidated Total Capital Ratio was 14.02%, its CET1 and Tier 1 ratios were 12.84%, and its Leverage Capital Ratio was 8.84%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Prompt Corrective Action: The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, that federal banking regulators take "prompt corrective action" with respect to, and impose significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater, and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure, is deemed to be "well capitalized." Generally, a bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a CET1 ratio of 4.5%, or greater and a Leverage Capital Ratio of 4.0% or greater, but does not meet the definition of a well-capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio that is less than 6.0%, a CET1 ratio of less than 4.5%, or a Leverage Capital Ratio of less than 4.0% is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, a CET1 ratio of less than 3.0%, or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized." A bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized. As of December 31, 2025, the Bank was deemed "well capitalized."
Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be subject to significant regulatory restrictions, including increased monitoring, restrictions on dividends, capital distributions, and management fees, limits on asset growth, and restrictions on certain expansion proposals, as well as the requirement to submit a capital restoration plan. In addition to the foregoing, the primary federal banking regulator may issue a "prompt corrective action directive" to any undercapitalized institution. Such a directive may (i) require sale or re-capitalization of the bank; (ii) impose additional restrictions on transactions between the bank and its affiliates; (iii) limit interest rates paid by the bank on deposits; (iv) limit asset growth and other activities; (v) require divestiture of subsidiaries; (vi) require replacement of directors and officers; and (vii) restrict capital distributions by the bank's parent holding company. Significantly undercapitalized or critically undercapitalized institutions are subject to more stringent limitations.

The First Bancorp - 2025 Form 10-K - Page 5

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

Dodd-Frank Wall Street Reform and Consumer Protection Act: The Dodd-Frank Act, enacted on July 21, 2010, resulted in broad changes to the U.S. financial system. The Dodd-Frank Act has affected, and we expect it will continue to affect, most of our business in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital and liquidity.
Title X of the Dodd-Frank Act consists of the Consumer Financial Protection Act which established the CFPB. The CFPB regulates the offering and provision of consumer financial products and services under federal consumer financial laws, and has rule-writing responsibility with respect to certain federal laws pertaining to consumer financial products and services, and with respect to certain financial service providers, the CFPB assumed examination and enforcement authority from the existing federal banking regulatory agencies. Neither the Company nor the Bank is subject to examination or enforcement by the CFPB, but is required to adhere to regulations adopted and implemented by the CFPB.

Deposit Insurance Assessments: The Bank is a member of the Deposit Insurance Fund ("DIF") maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund. The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on our earnings.
The Bank is subject to deposit insurance assessments to maintain the DIF; these assessments are based on its assets. With respect to small banks such as the Bank (generally those banks with less than $10 billion of assets that have been insured for at least five years) assessments are calculated using a risk based approach, utilizing the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect financial and operational risks that a bank may face, as one component of the assessment calculation along with seven additional metrics including capital adequacy, asset quality, earnings, brokered deposit reliance, and assets growth rate. Assessment rates specific to the Bank are calculated quarterly based upon its balance sheet and performance metrics as of the prior quarter end. The FDIC has the power to adjust deposit insurance assessment rates at any time, and the Company is not able to predict the amount or timing of any adjustment. An increase in the Bank's deposit insurance assessment could have a material impact on the Company.

Brokered Deposits and Pass-Through Deposit Insurance Limitations: Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from its primary federal banking regulator. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See "Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Industry regulators published changes to the definition of brokered deposits that became effective April 1, 2021; the new standards have had no impact upon the Company's business. Further changes to the definition of brokered deposits have been proposed in the last twelve months and will be monitored by the Bank for potential impact. The Bank currently accepts brokered deposits.

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

The First Bancorp - 2025 Form 10-K - Page 6

ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

USA Patriot Act: The USA PATRIOT Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Bank, to adopt and implement additional, or to amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the various federal bank regulatory agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications for approval of acquisitions or new activities, including but not limited to those filed under Section 3 of the BHC Act or under the Bank Merger Act.

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

Office of Foreign Assets Control. The U.S. has imposed and may continue to impose economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which generally are administered by U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), take many different forms. Failure to comply with these sanctions could have serious legal and reputational consequences for the Bank. The Bank has established a transaction monitoring program to comply with OFAC requirements.

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

The First Bancorp - 2025 Form 10-K - Page 7

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
Our loan portfolio includes commercial, commercial real estate, and commercial construction loans that may have higher risks than other types of loans.
Our commercial, commercial real estate, and commercial construction loans at December 31, 2025 and 2024 were $981.4 million and $970.9 million, or 41.0% and 41.5% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other types of loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration or a high growth rate of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and appropriate loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, the potential illiquidity of the real estate collateral securing such losses, and the increased difficulty of evaluating and monitoring these types of loans.
Regulators have the right to require banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a downturn in our local real estate markets. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which results in added expense in the form of tax, insurance and other maintenance costs, and which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the accused lender knew of, or had been responsible for, the contamination.
Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flows from the project are reduced, a borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we

The First Bancorp - 2025 Form 10-K - Page 8

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
Residential foreclosures in Maine occur through the judicial system. Under ideal circumstances, it can take as little as six months to foreclose on a Maine property; however, if the borrower contests the foreclosure or the court delays the foreclosure, the process may take up to two years, or longer in some instances. In 2009, the Maine Legislature passed "An Act to Preserve Home Ownership and Stabilize the Economy by Preventing Unnecessary Foreclosures." This law provides for mediation of foreclosure of residential mortgages and borrowers may choose mediation in which each party must attend court supervised mediation sessions and evaluate foreclosure alternatives in good faith. This law also provides that issues such as reinstatement of the mortgage, modification of the loan and restructuring of the mortgage debt are to be addressed at these mediation sessions. Given the uncertain timeframe related to foreclosure in Maine, the Bank can incur additional legal fees and other costs, such as payment of property taxes and insurance, if the foreclosure process is extended. In addition, the value of the property may further decline if the borrower fails to maintain the property in good order or market conditions worsen during this extended period.
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

The First Bancorp - 2025 Form 10-K - Page 9

Liquidity & Interest Rate Risks
Changes in interest rates have and could continue to adversely affect our net interest income and profitability.
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
Volatile market conditions may detrimentally affect the value of securities held in our portfolio due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise, extending the average life of the bonds. As of December 31, 2025, the Bank's investment portfolio had market values of $264.5 million and $356.1 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, rising interest rates, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
Illiquidity could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit issuance, renewal or rollover, secured or unsecured borrowings, the sale of securities or loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry or the economy in general, or could be available only under terms which are unacceptable to us. We rely primarily on commercial and retail deposits and, to a lesser extent, brokered deposit issuances, renewals and rollovers, advances from the Federal Home Loan Bank of Boston (the "FHLB") and other secured and unsecured borrowings to fund our operations. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, changes in market interest rates or increased competition for funding within our market. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources less favorable and may make it difficult for us to sell securities when needed to provide additional liquidity. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized", we will be unable to issue new brokered deposits, continue to roll over or renew brokered funds, and the interest rate we pay on deposits in general would be subject to restrictions. As a result, there is a risk that our cost of funding will increase or we will not have sufficient funds to meet our obligations when they become due.
Loss of lower-cost funding sources could lead to margin compression and decrease net interest income.
Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return proposition. If

The First Bancorp - 2025 Form 10-K - Page 10

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
Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. Changes in key personnel may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. The current employment landscape includes a low national and local unemployment rate, continued upward wage pressures, and for some positions increased workplace flexibility brought about by remote work options. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest operating expense. If we are unable to continue to attract and retain qualified employees, or do so at increased rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a material adverse effect on us. Although we have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse effect on us because of the loss of the employee's skills, knowledge of our market, and years of industry experience, and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.
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

The First Bancorp - 2025 Form 10-K - Page 11

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
We continually encounter technological change that may be difficult (costly) to keep up with. The financial services industry is continually undergoing technological change with frequent introductions of new technology driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry, and increased costs due to efforts to keep pace with change, could have a material adverse effect on us. To date, there has been no material adverse effect on our business or operations due to failure of keeping pace with technological change.
As a result of recent innovations related to generative artificial intelligence ("AI"), the Bank has established a cross-functional task force to analyze current and future use cases for AI and to promote effective and secure implementation. The task force has developed a policy to govern the permissible use of AI tools. Currently employees have access to generative AI applications for limited productivity and research purposes. The tools are not integrated into the Bank's core systems, automated workflows, underwriting, fraud decisioning compliance monitoring, or other customer-facing processes. The Bank does not intentionally input customer data into external generative AI platforms. Traditional machine-learning capabilities remain embedded within certain long-standing third-party banking applications, consistent with industry practice. The Bank continues to evaluate potential operational, regulatory, data security, and other opportunities and risks associated with AI technologies.
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
In the event of a failure, interruption or breach of our information systems and business operations, we may be unable to avoid impact to our customers and business. Other U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyberattacks and other means. To date, none of these efforts has had a material adverse effect on our business or operations. However, our costs of preventing, detecting, and addressing such threats or attacks continue to increase. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized

The First Bancorp - 2025 Form 10-K - Page 12

crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or funds or those of our customers or clients. The Bank regularly works with a third party information security consultant to review and test various systems, and has an ongoing information security training program for employees. Despite these efforts our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees, without authorization may intercept and transmit confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

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

The First Bancorp - 2025 Form 10-K - Page 13

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

Banking regulators and other supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers. This focus may result in financial institutions coming under increased pressure regarding the monitoring and disclosure, and management of climate risks in related lending and investment activities. Any potential future legislative or regulatory changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs, and may affect the activities in which we engage and the products that we offer.
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

Risks Associated With Our Industry

We may be adversely affected by volatility in United States and global economic conditions and changes in fiscal, monetary, trade, and regulatory policies.
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
The economy in the United States and globally has experienced volatility in recent years and may continue to experience some level of volatility for the foreseeable future. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or changes in interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; governmental shutdowns, changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; energy prices; home prices; commercial property values; bankruptcies or a default by a significant market participant or class of counterparties; fluctuations in equity, commodity, and futures prices; the implied volatility of interest rates and credit spreads; natural disasters; climate change; epidemics; pandemics; terrorist attacks; acts of war; or a combination of these or other factors.

The First Bancorp - 2025 Form 10-K - Page 14

Volatile business and economic conditions could have adverse effects on our business, including but not limited to the following:

• investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on our stock price and resulting market valuation;
• increased cost of debt capital; or decreased or no access to credit markets;
• economic and market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;
• our ability to assess the creditworthiness of our customers may be impaired if the criteria and approaches we use to select, manage, and underwrite loans become less predictive of future behaviors;
• we could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with us;
• competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions or otherwise; and
• the value of loans and other assets or the collateral securing loans may decrease.
We operate in a highly regulated environment and may be adversely affected by changes in law and regulations.
Bank holding companies and national banks operate in a highly regulated environment and are subject to supervision and examination by various regulatory agencies, as discussed earlier. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including but not limited to: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the required level of reserves against deposits; assessments for federal deposit insurance, and restrictions on dividend payments. These and other restrictions limit the manner in which we may conduct our business and obtain financing. If we fail to meet minimum regulatory capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of "well-capitalized" under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position, or could cause our regulators to take corrective or other supervisory action. The regulatory framework may change over time based upon economic conditions, legislative or executive branch initiatives, or other factors and these changes may or may not be beneficial to the Company or the Bank.
Basel III Capital Rules may increase our capital requirements or otherwise limit future activity.
In June 2013 the Federal Reserve Board finalized rules that substantially amended the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Phase-in of the rules started in 2015 and was completed in 2019. The Company and Bank complied with the fully phased requirements well in advance of the completion date and continued to do so as of December 31, 2025.
In July 2023 US bank regulators jointly published proposed rulemaking for Basel III Finalization, also referred to as Basel III Endgame or B3E. The proposal significantly altered the regulatory capital regime for US banks, generally increasing required capital levels for banks with $100 billion or more in assets with potential for unintended consequences on regional and community banks whose total assets are below threshold, such as the Bank, which could result in lower returns on equity, require additional capital, limit lending activities, or limit distributions such as dividends. The 2023 B3E proposal was ultimately withdrawn, and a new proposal is expected in 2026 with likely implementation in 2027. The Company and Bank will continue to monitor and assess any changes.
In addition, in a weak economic environment, bank regulators may expect the Bank or the Company to adopt capital standards that are more stringent than those required by applicable existing regulations. The application of more stringent capital standards could result in lower returns on equity, require the raising of more capital, or result in adverse regulatory actions or other consequences if we are unable to comply with such standards. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital, or additional capital conservation buffers could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or repurchasing our shares, or to grow the Bank's business.
Significant competition in the financial services industry may impact our results.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources than we do and, in some cases, are not subject to the same regulatory restrictions as the Company and the Bank. We compete with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, asset managers, insurance companies and a wide array of other local, regional and national institutions which offer financial services. We face competitive pressure from multiple directions. Large out-of-state banks maintain a growing presence in our primary market, offering both brick-and-mortar branch networks and sophisticated mobile and digital platforms. At the same time, smaller community banks and local credit unions compete for the same customer base by offering similar banking products and services, often with a

The First Bancorp - 2025 Form 10-K - Page 15

similarly personalized approach. The introduction and growing acceptance of digital currencies represents an emerging form of competition for deposits and payment services. Furthermore, mergers between financial institutions within Maine and in nearby states have added competitive pressure. If we are unable to compete effectively, we will lose market share and our income generated from loans, deposits, and other financial products will decline.

Risks Associated With Our Common Stock
There may not be a robust trading market for our common stock.
Although our common stock is traded on the NASDAQ Global Select market and is part of the Russell 2000 Index, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2025, the average monthly trading volume of our common stock was 426,747 shares, or approximately 3.80% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
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

The First Bancorp - 2025 Form 10-K - Page 16

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

ITEM 1B. Unresolved Staff Comments

None

The First Bancorp - 2025 Form 10-K - Page 17

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

The Company has programs in place for the ongoing assessment of cybersecurity threats and risks, has data security programs designed to prevent and detect threats, attacks, incursions and breaches, and processes in place for the management, mitigation and remediation of potential, and any actual, cybersecurity and information technology risks and breaches. The Company maintains a robust third party risk management program to oversee and identify material risks stemming from third-party service providers. Information technology staff regularly participates in relevant education opportunities and attends industry events that include cybersecurity matters. The Bank is a member of the Financial Services Information Sharing and Analysis Center ("FS-ISAC"). In 2025 we utilized the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") as replacement for the sunsetted Federal Financial Institutions Examination Council ("FFIEC") Cybersecurity Assessment Tool ("CAT"). Information security training is required for all employees no less than annually.

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

The First Bancorp - 2025 Form 10-K - Page 18

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Shares of the Company's common stock trade on NASDAQ under the symbol "FNLC". The last transaction in the Company's stock on NASDAQ during 2025 was on December 31 at $26.44 per share. As of February 19, 2026, there were 2,338 stockholders of record of our common stock. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.

Dividend Policy

The Board declared a quarterly dividend of $0.36 per share on the Company's common stock for the first quarter of the year ended December 31, 2025 and quarterly dividends of $0.37 per share on the Company's common stock for each of the second, third and fourth quarters of the year ended December 31, 2025, resulting in total dividends for the year ended December 31, 2025 of $16.3 million. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis.

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

The First Bancorp - 2025 Form 10-K - Page 19

Repurchase of Shares and Use of Proceeds

The Company does not currently have an active share repurchase program, nor does it have any active trading plans. In the absence of any programs or plans, share repurchase activity is typically limited and consists of shares repurchased from employees for purposes of paying tax obligations on equity grants that have vested.

The Company made the following repurchases of its common stock during the year ended December 31, 2025:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2025	10,039	$25.74	—	—
February 2025	745	25.73	—	—
March 2025	—	—	—	—
April 2025	—	—	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
July 2025	—	—	—	—
August 2025	—	—	—	—
September 2025	—	—	—	—
October 2025	—	—	—	—
November 2025	—	—	—	—
December 2025	—	—	—	—
	10,784	$25.74	—	—

Unregistered Sales of Equity Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans
Please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Part III of this Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K.

The First Bancorp - 2025 Form 10-K - Page 20

Performance Graph

Set forth below is a line graph comparing the five-year cumulative total return of $100.00 invested in the Company's common stock ("FNLC"), assuming reinvestment of all cash dividends and retention of all stock dividends, with a comparable amount invested in the Russell 2000 Index ("Russell 2000") and the NASDAQ Combined Bank Index ("NASD Bank"). The Russell 2000 is an index of small-cap U.S. stocks in which the Company is included. The NASD Bank index is a capitalization-weighted index designed to measure the performance of all NASDAQ stocks in the banking sector.

	2020	2021	2022	2023	2024	2025
FNLC	$100.00	$129.25	$128.71	$127.96	$131.17	$134.29
Russell 2000	$100.00	$114.78	$91.30	$106.71	$119.00	$134.23
NASD Bank	$100.00	$142.91	$116.67	$112.66	$135.73	$145.32

The First Bancorp - 2025 Form 10-K - Page 21

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
The abbreviations and descriptions identified below may be used throughout Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 8 - Financial Statement and Supplementary Data. The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-K.

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

The First Bancorp - 2025 Form 10-K - Page 22

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
Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolio, quality trends as measured by key indicators, prior loan loss experience in major portfolio segments, local and national business conditions, economic forecasts, the results of any stress testing undertaken during the period, and Management's estimation of potential losses. Period-to-period changes to any or all of these of these factors could change the level of ACL required, in turn impacting our level of provision expense and ultimately our net income. Similarly, the use of different estimates or assumptions could produce different provisions for credit losses which would likely result in changes to the Company's net income. In the12 months ended December 31, 2025, the ACL-Loans increased by $494,000, the ACL-Off-Balance Commitments decreased by $149,000 and the ACL-HTM Securities decreased by $50,000. Further discussion of the ACL may be found in Note 3, "Investment Securities", Note 5, "Loans" and Note 6, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 8 of the Form 10-K.

The First Bancorp - 2025 Form 10-K - Page 23

Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of December 31, 2025 the fair value of AFS securities decreased by $10.2 million and the fair value of HTM securities increased by $489,000 from that of December 31, 2024. These changes are due to a combination of rate-driven market price adjustments for the underlying securities and reinvestment of incoming cash flow to other segments of the balance sheet. Further discussion of the fair value of securities may be found in Note 3, "Investment Securities", to the consolidated financial statements contained in Item 8 of the Form 10-K.
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
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under FASB ASC Topic 350 "Intangibles – Goodwill and Other." In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions. Testing has indicated that no impairment of goodwill has occurred and the value of goodwill as of December 31, 2025 is unchanged from the prior year.
Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized at fair value when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The rights are subsequently carried at the lower of amortized cost or fair value. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed and amount result in lower valuations of mortgage servicing rights. The valuation also includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The fair value of mortgage servicing rights as of December 31, 2025 decreased by $369,000 from that of December 31, 2024 primarily due to loan amortization and payoffs outpacing sales of new loans during the year, and no impairment was recognized as of either date. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Further information may be found in Note 4, "Mortgage Servicing Rights", to the consolidated financial statements contained in Item 8 of the Form 10-K.
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

The First Bancorp - 2025 Form 10-K - Page 24

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

	Years ended December 31,
Dollars in thousands	2025	2024
Net interest income as presented	$77,377	$63,910
Effect of tax-exempt income	2,837	2,780
Net interest income, tax equivalent	$80,214	$66,690

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

The First Bancorp - 2025 Form 10-K - Page 25

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	Years ended December 31,
Dollars in thousands	2025	2024
Non-interest expense, as presented	$50,928	$47,156
Net interest income, as presented	77,377	63,910
Effect of tax-exempt income	2,837	2,780
Non-interest income, as presented	17,340	16,355
Effect of non-interest tax-exempt income	214	185
Adjusted net interest income plus non-interest income	$97,768	$83,230
Non-GAAP efficiency ratio	52.09%	56.66%
GAAP efficiency ratio	53.77%	58.75%

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

The following table provides a reconciliation of average tangible common shareholders' equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	Years ended December 31,
Dollars in thousands	2025	2024
Average shareholders' equity as presented	$268,059	$249,786
Less average intangible assets	(30,791)	(30,817)
Average tangible shareholders' common equity	$237,268	$218,969

To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of PTPP Net Income is presented. The following table provides a reconciliation to Net Income:

	Years ended December 31,
Dollars in thousands	2025	2024
Net income, as presented	$34,394	$27,045
Add: credit loss expense	1,850	525
Add: income taxes expense	7,545	5,539
Pre-tax, pre-provision net income	$43,789	$33,109

The First Bancorp - 2025 Form 10-K - Page 26

Executive Summary

The Company reported net income for the year ended December 31, 2025 of $34.4 million, up $7.3 million or 27.2% from $27.0 million reported for the year ended December 31, 2024. Earnings per common share on a fully diluted basis were $3.07 and $2.43, respectively, for the same periods, up $0.64 or 26.3%.

Earnings for the Company rebounded strongly in 2025. Net interest margin expansion, which began in the second half of 2024, continued and accelerated throughout 2025 leading to a significant increase in net income interest income and ultimately improved bottom-line profitability for the Bank and Company. Margin expansion was achieved via a focus on generation of lower-cost local deposits to replace higher-cost wholesale sources, scheduled re-pricing of legacy earning assets, targeted origination of new earning assets, and pricing discipline on both sides of the balance sheet.

During 2025, total assets increased $9.3 million or 0.3%, ending the year at $3.166 billion. The loan portfolio increased $53.2 million or 2.3% in 2025, ending the year at $2.394 billion. The investment portfolio was down $22.9 million or 3.5% as cash flow from matured and amortizing securities was redeployed to other segments of the balance sheet rather than reinvested. On the liability side of the balance sheet, core deposits increased $77.0 million or 4.8%, to $1.687 billion as of December 31, 2025. Certificates of deposit decreased $137.5 million or 12.3% from the end of 2024.  Local CDs decreased $12.2 million and wholesale CDs decreased $125.3 million at December 31, 2025 compared to December 31, 2024.

Asset quality continues to be favorable. Non-performing loans stood at 0.54% of total loans as of December 31, 2025 up from 0.18% of non-performing loans a year ago, but remaining below long-term averages. Net chargeoffs were $1.6 million, or 0.07% of average loans in 2025, compared to $463,000, or 0.02% of average loans for the year ended December 31, 2024. Past due loans were 0.90% of total loans as of December 31, 2025, an increase from 0.40% of total loans at December 31, 2024. The allowance as a percentage of loans outstanding stood at 1.06% in 2025, level with December 31, 2024. The provision for credit losses on loans was $2.0 million in 2025, as compared to $1.3 million in 2024.

The Company's capital position improved in 2025, the result of improved profitability and a slower rate of balance sheet expansion as compared to the prior several years. The Company's total risk-based capital ratio was 14.02% as of December 31, 2025, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRB, and the OCC.

On a tax-equivalent basis, net interest income increased $13.5 million or 20.3% for the year ended December 31, 2025 compared to the year ended December 31, 2024. Total interest income increased $11.4 million, or 7.7%, from 2024, while total interest expense decreased $2.0 million, or 2.4%. The Company's tax-equivalent net interest margin was 2.63% in 2025, compared to 2.29% in 2024. Net interest margin by quarter was 2.48%, 2.52%, 2.70% and 2.83% for the first through fourth quarters of 2025, respectively, as compared to 2.22%, 2.21%, 2.32%, and 2.42% in the same periods of 2024.

Non-interest income in 2025 was $17.3 million, an increase of $985,000 or 6.0% from the $16.4 million reported in 2024. The year-to-year increase in non-interest income is primarily attributable to Wealth Management revenue growth of $464,000 or 9.3% from 2024, and an increase in other operating income of $357,000 or 11.5%, during the same period.

Non-interest expense in 2025 was $50.9 million, an increase of $3.8 million or 8.0% from the $47.2 million reported in 2024. Employee salary and benefit expense increased $2.8 million or 11.4% from the prior year. Asset growth and premium calculation variances led to a $331,000 increase in deposit insurance premiums from the prior year. Income taxes on operating earnings were $7.5 million for the year ended December 31, 2025, up $2.0 million from the same period in 2024.

Improved earnings performance led to a corresponding improvement in the Company's operating ratios. Return on average assets of 1.08% and a return on average tangible common equity (non-GAAP) of 14.50% for the year ended December 31, 2025, compare favorably to 0.89% and 12.35%, respectively, for the prior year. Our non-GAAP efficiency ratio continues to be an important component in our overall performance and improved to 52.09% for 2025. Dividends paid to shareholders totaled $1.47 per share, representing 47.39% of basic earnings per share for the year.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 20.3% or $13.5 million to $80.2 million for the year ended December 31, 2025 from the $66.7 million reported for the year ended December 31, 2024. The Company's net interest margin was 2.63% in 2025, compared to 2.29% in 2024.
Total interest income on a tax-equivalent basis in 2025 was $163.1 million, an increase of $11.5 million or 7.6% from the $151.6 million posted by the Company in 2024. A shift in earning asset composition from investments to higher-yielding loans

The First Bancorp - 2025 Form 10-K - Page 27

coupled with higher interest rates on both new loans and re-priced legacy transactions contributed to the increase in interest income. Total interest expense in 2025 was $82.9 million, a decrease of $2.0 million or 2.4% from the $84.9 million posted by the Company in 2024. Generally lower market interest rates resulting from FOMC actions coupled with growth in local deposits that allowed for a reduction in higher-cost wholesale funding each contributed to the interest expense decrease. Tax-exempt interest income amounted to $10.7 million for the year ended December 31, 2025, and $10.5 million for the year ended December 31, 2024.

The following table presents changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal income tax rate in 2025 and 2024.

Year ended December 31, 2025 compared to 2024
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(97)	$(64)	$11	$(150)
Investment securities	(408)	243	(5)	(170)
Loans held for sale	—	—	—	—
Loans	8,749	2,873	193	11,815
Total interest income	8,244	3,052	199	11,495
Interest expense
Deposits	3,152	(5,643)	(224)	(2,715)
Borrowings	513	158	15	686
Total interest expense	3,665	(5,485)	(209)	(2,029)
Change in net interest income	$4,579	$8,537	$408	$13,524
1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2025 and 2024, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 21% Federal income tax rate in 2025 and 2024. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2025		2024
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$400	4.33%	$550	4.91%
Investment securities	20,783	3.21%	20,953	3.17%
Loans held for sale	—	—%	—	—%
Loans	141,925	5.94%	130,110	5.81%
Total interest-earning assets	163,108	5.35%	151,613	5.21%
Interest-bearing liabilities
Deposits	76,697	3.17%	79,412	3.41%
Borrowings	6,197	3.48%	5,511	3.38%
Total interest-bearing liabilities	82,894	3.19%	84,923	3.41%
Net interest income	$80,214		$66,690
Interest rate spread		2.17%		1.80%
Net interest margin		2.63%		2.29%

The First Bancorp - 2025 Form 10-K - Page 28

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
Dollars in thousands	2025	2024
Assets
Cash and cash equivalents	$26,381	$25,164
Interest-bearing deposits in other banks	9,231	11,213
Securities available for sale (includes tax exempt securities of $36,309 in 2025 and $36,447 in 2024)	274,238	275,706
Securities to be held to maturity, net of ACL (included tax exempt securities of $249,793 in 2025 and $252,236 in 2024)	365,358	377,966
Restricted equity securities, at cost	7,523	6,311
Loans held for sale (fair value approximates cost)	42	34
Loans	2,389,603	2,239,050
Allowance for credit losses	(25,046)	(24,361)
Net loans	2,364,557	2,214,689
Accrued interest receivable	17,070	15,443
Premises and equipment, net	28,084	28,066
Other real estate owned	34	97
Goodwill	30,646	30,646
Other assets	65,302	64,289
Total Assets	$3,188,466	$3,049,624
Liabilities & Shareholders' Equity
Demand deposits	$293,647	$281,265
NOW deposits	625,988	624,691
Money market deposits	415,288	328,838
Savings deposits	258,312	274,989
Certificates of deposit	1,121,349	1,100,004
Total deposits	2,714,584	2,609,787
Borrowed funds – short-term	82,557	67,899
Borrowed funds – long-term	95,500	95,000
Dividends payable	2,215	1,006
Other liabilities	25,551	26,146
Total Liabilities	2,920,407	2,799,838
Shareholders' Equity:
Common stock	112	111
Additional paid-in capital	72,724	70,656
Retained earnings	232,282	219,658
Net unrealized loss on securities available for sale	(37,341)	(41,351)
Net unrealized gain on cash flow hedging derivative instruments	42	460
Net unrealized loss on securities transferred from available for sale to held to maturity	(46)	(51)
Net unrealized gain on postretirement benefit costs	286	303
Total Shareholders' Equity	268,059	249,786
Total Liabilities & Shareholders' Equity	$3,188,466	$3,049,624

The First Bancorp - 2025 Form 10-K - Page 29

Non-Interest Income

Non-interest income in 2025 was $17.3 million, an increase of $985,000 or 6.0% from the $16.4 million reported in 2024. The year-to-year increase in non-interest income is primarily attributable to Wealth Management revenue growth of $464,000 or 9.3% from 2024, and an increase in other operating income of $357,000 or 11.5%, during the same period. Mortgage banking revenue increased $52,000 or 6.5% from 2024 and service charge revenues increased $113,000, or 5.5% year-over-year.

Non-Interest Expense

Non-interest expense in 2025 was $50.9 million, an increase of $3.8 million or 8.0% from the $47.2 million reported in 2024. Employee salary and benefit expense increased $2.8 million or 11.4% from the prior year, attributable to a combination of salary adjustments, incentive compensation accruals, increased benefit costs, and several one-time expenses resulting from retirements. FDIC insurance premiums increased by $331,000 attributable to various factor changes in the premium calculation. Furniture and equipment expense was up $256,000 or 4.6% on higher software costs, and other operating expense increased $396,000 or 3.4%. from 2024.

Provision to the Allowance for Credit Losses Loans

The Company's provision to the ACL loans was $2.0 million in 2025, up from $1.3 million provisioned in 2024. The ACL loans stood at 1.06% of total loans as of December 31, 2025, compared to 1.06% as of December 31, 2024.
Net loan charge-offs in 2025 were $1.6 million or 0.07% of average loans, up from $463,000 or 0.02% of loans in 2024. Non-performing assets stood at 0.41% of total assets as of December 31, 2025 compared to 0.14% of total assets at December 31, 2024. The change in non-performing assets is primarily centered in two credit relationships in which resolution activities have commenced and against which specific reserves have been established. Past-due loans were 0.90% of total loans as of December 31, 2025, an increase from 0.40% of total loans as of December 31, 2024.

Income Taxes

Income taxes on operating earnings were $7.5 million for the year ended December 31, 2025, up $2.0 million from 2024.

Net Income

Net income for 2025 was $34.4 million, up 27.2% or $7.3 million from net income of $27.0 million that was posted in 2024. Earnings per share on a fully diluted basis for 2025 were $3.07, up $0.64 or 26.3% from the $2.43 reported for the year ended December 31, 2024.

Key Ratios

Return on average assets in 2025 was 1.08%, up from the 0.89% posted in 2024. Return on average tangible common equity was 14.50% in 2025, compared to 12.35% in 2024. In 2025, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 47.39%, compared to 58.44% in 2024. The Company's non-GAAP efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 52.09% in 2025, compared to 56.66% in 2024.

Investment Management and Fiduciary Activities

As of December 31, 2025, First National Wealth Management, the Bank's trust and investment management division, had assets under management or custody with a market value of $1.384 billion, consisting of 1,306 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2024, when 1,272 accounts with a market value of $1.290 billion were under management or custody.

Comparison of the Years Ended December 31, 2024 and 2023

A discussion of changes in our results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025, which discussion is incorporated herein by reference, and which is available free of charge on the SECs website at www.sec.gov.

The First Bancorp - 2025 Form 10-K - Page 30

Assets and Asset Quality

Total assets of $3.166 billion at December 31, 2025 increased 0.3% or $9.3 million from $3.157 billion at December 31, 2024. The investment portfolio, including restricted equity securities decreased $22.9 million or 3.5% over December 31, 2024, and the loan portfolio increased $53.2 million or 2.3%. Year-over-year, average assets were up $138.8 million in 2025 over 2024. Average loans in 2025 were $150.6 million higher than in 2024, and average investments in 2025 were $14.1 million lower than in 2024.
Non-performing assets to total assets stood at 0.41% at December 31, 2025, up from the 0.14% of total assets at December 31, 2024. In general terms, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses, in Management's opinion. There was no OREO or related allowance at December 31, 2025. The company held one OREO property with a carrying value of $173,000, net of an allowance of $35,000 on December 31, 2024.
Net chargeoffs in 2025 were $1.6 million or 0.07% of average loans outstanding, up $1.1 million from 2024. Residential real estate term loans represent 30.9% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2025, residential mortgages had a net recovery of 0.001% compared to a loss ratio of 0.065% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans, which generally carry more risk and potentially higher losses than other types of consumer credit.
The ACL-loans ended 2025 at $25.4 million and stood at 1.06% of total loans outstanding, compared to $24.9 million and 1.06% of total loans outstanding at December 31, 2024. A $2.0 million provision for losses was made during the year ended 2025.

Investment Activities

During 2025, the investment portfolio, including restricted equity securities, decreased 3.5% to end the year at $628.7 million, compared to $651.6 million at December 31, 2024. Average investments in 2025 were $14.1 million lower than in 2024. The change in value of the portfolio is attributable primarily to limited reinvestment of incoming cash flow from amortizing and matured investments, as cash flow was re-directed to other segments of the balance sheet. As of December 31, 2025, mortgage-backed securities had a carrying value of $259.0 million and a fair value of $250.2 million. Of this total, securities with a fair value of $64.5 million or 25.8% of the mortgage-backed portfolio were issued by the GNMA and securities with a fair value of $185.7 million or 74.2% of the mortgage-backed portfolio were issued by the FHLMC and the FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $38,000, net of taxes, at December 31, 2025. This compares to $47,000, net of taxes at December 31, 2024. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The First Bancorp - 2025 Form 10-K - Page 31

The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2025 and 2024:

Dollars in thousands	2025	2024
Securities available for sale
U.S. Treasury and Agency securities	$18,072	$19,796
Mortgage-backed securities	210,434	219,382
State and political subdivisions	33,990	33,252
Asset-backed securities	1,984	2,250
	264,480	274,680
Securities to be held to maturity
U.S. Treasury and Agency securities	38,100	38,100
Mortgage-backed securities	48,566	52,370
State and political subdivisions	248,408	252,180
Corporate securities	21,000	27,250
	356,074	369,900
Less allowance for credit losses	(146)	(196)
Net securities to be held to maturity	355,928	369,704
Restricted equity securities
Federal Home Loan Bank Stock	7,238	6,166
Federal Reserve Bank Stock	1,037	1,037
	8,275	7,203
Total securities	$628,683	$651,587

The Company adopted ASC 326, the CECL standard in 2023. In conjunction with adoption, holdings of AFS securities and HTM securities were evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $146,000 and $196,000 as of December 31, 2025 and 2024, respectively. Further details are included in Note 3 of the accompanying financial statements.

The First Bancorp - 2025 Form 10-K - Page 32

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2025. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	5,749	1.13%	11,500	1.00%
Due in 5 to 10 years	3,026	1.25%	3,150	2.30%
Due after 10 years	9,297	2.00%	23,450	1.56%
Total	18,072	1.60%	38,100	1.50%
Mortgage-Backed Securities
Due in 1 year or less	2	3.45%	—	0.00%
Due in 1 to 5 years	835	1.25%	3	8.00%
Due in 5 to 10 years	6,812	3.51%	3,336	4.89%
Due after 10 years	202,785	2.65%	45,227	1.53%
Total	210,434	2.67%	48,566	1.76%
State & Political Subdivisions
Due in 1 year or less	90	5.06%	1,729	3.27%
Due in 1 to 5 years	—	0.00%	21,050	3.55%
Due in 5 to 10 years	8,855	2.36%	73,154	3.42%
Due after 10 years	25,045	3.39%	152,475	2.42%
Total	33,990	3.13%	248,408	2.82%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	1,984	4.95%	—	0.00%
Total	1,984	4.95%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	2,250	3.11%
Due in 5 to 10 years	—	0.00%	18,750	5.60%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	21,000	5.33%
	$264,480	2.67%	$356,074	2.68%

AFS Debt Securities in an Unrealized Loss Position

The AFS securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2025 amounted to $40.1 million, or 13.19% of the amortized cost of the total AFS securities portfolio. At December 31, 2024, this amount was $54.2 million, or 16.48% of the total AFS securities portfolio.
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

The First Bancorp - 2025 Form 10-K - Page 33

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
As of December 31, 2025, the Company had AFS debt securities in an unrealized loss position with a fair value of $228.7 million and unrealized losses of $40.1 million, as identified in the table below. Securities in a continuous unrealized loss position of twelve months or more amounted to a fair value $226.9 million as of December 31, 2025, compared with $234.1 million at December 31, 2024. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at December 31, 2025:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury & Agency securities	$—	$—	$18,072	$(4,973)	$18,072	$(4,973)
Mortgage-backed securities	1,732	(4)	177,093	(30,138)	178,825	(30,142)
State and political subdivisions	—	—	30,672	(4,989)	30,672	(4,989)
Asset-backed securities	—	—	1,096	(15)	1,096	(15)
	$1,732	$(4)	$226,933	$(40,115)	$228,665	$(40,119)

For securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:

AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of December 31, 2025, the total unrealized losses on these securities amounted to $5.0 million, compared with $6.2 million at December 31, 2024. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.

AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2025, the total unrealized losses on these securities amounted to $30.1 million, compared with $41.0 million at December 31, 2024. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2025 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

AFS Obligations of state and political subdivisions. As of December 31, 2025, the total unrealized losses on municipal securities amounted to $5.0 million, compared with $6.9 million at December 31, 2024. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At December 31, 2025, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2025 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and market conditions in general. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.

The First Bancorp - 2025 Form 10-K - Page 34

AFS Asset-backed securities. As of December 31, 2025, total unrealized losses on asset-backed securities were $15,000, compared with none at December 31, 2024. These securities consist of U.S Government backed student loans along with other credit enhancements.

FHLBB and FRBB Stock

The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of December 31, 2025 and 2024, the Bank's investment in FHLB stock totaled $7.2 million and $6.2 million, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through December 31, 2025.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at December 31, 2025 and 2024. The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through December 31, 2025. The Bank will continue to monitor its investment in these restricted equity securities.

Lending Activities

The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased $53.2 million or 2.3% in 2025, with total loans of $2.394 billion at December 31, 2025, compared to $2.341 billion at December 31, 2024. Commercial loans increased $17.5 million or 1.3% between December 31, 2024 and December 31, 2025. Residential term loans increased by $28.4 million or 4.0%, home equity lines of credit increased $19.2 million or 15.6%, and municipal loans decreased by $9.8 million or 15.8% over the same period.
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

The following table summarizes the loan portfolio, by class, as of December 31, 2025 and 2024:

	As of December 31,
Dollars in thousands	2025		2024
Commercial
Real Estate Owner Occupied	$378,263	15.8%	$358,588	15.3%
Real Estate Non-Owner Occupied	409,177	17.1%	403,899	17.3%
Construction	35,025	1.5%	99,717	4.3%
C&I	376,907	15.7%	365,817	15.6%
Multifamily	158,910	6.6%	108,732	4.6%
Agriculture	48,145	2.0%	52,219	2.2%
Municipal	52,074	2.2%	61,827	2.6%
Residential
Term	739,188	30.9%	710,807	30.4%
Construction	35,332	1.5%	35,481	1.5%
Home Equity
Revolving and Term	142,219	5.9%	123,063	5.3%
Consumer	18,869	0.8%	20,790	0.9%
Total loans	$2,394,109	100.0%	$2,340,940	100.0%

The First Bancorp - 2025 Form 10-K - Page 35

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2025:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real Estate Owner Occupied	$5,469	$116,990	$30,388	$225,416	$378,263
Real Estate Non-Owner Occupied	14,890	93,835	30,041	270,411	409,177
Construction	701	20,148	4,361	9,815	35,025
C&I	88,502	172,709	28,719	86,977	376,907
Multifamily	16,192	38,000	5,125	99,593	158,910
Agriculture	2,413	19,250	8,348	18,134	48,145
Municipal	8,628	11,770	12,535	19,141	52,074
Residential
Term	1,758	63,687	39,047	634,696	739,188
Construction	1,876	5,878	—	27,578	35,332
Home Equity
Revolving and Term	5,336	11,372	8,001	117,510	142,219
Consumer	7,017	6,112	1,094	4,646	18,869
Total loans	$152,782	$559,751	$167,659	$1,513,917	$2,394,109

The following table provides a listing of loans, by class, between variable and fixed rates as of December 31, 2025:

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real Estate Owner Occupied	$69,607	2.9%	$308,656	12.9%	$378,263	15.8%
Real Estate Non-Owner Occupied	112,577	4.7%	296,600	12.4%	409,177	17.1%
Construction	20,054	0.9%	14,971	0.6%	35,025	1.5%
C&I	146,438	6.1%	230,469	9.6%	376,907	15.7%
Multifamily	26,859	1.1%	132,051	5.5%	158,910	6.6%
Agriculture	9,533	0.4%	38,612	1.6%	48,145	2.0%
Municipal	51,875	2.2%	199	0.0%	52,074	2.2%
Residential
Term	465,586	19.5%	273,602	11.4%	739,188	30.9%
Construction	10,180	0.4%	25,152	1.1%	35,332	1.5%
Home Equity
Revolving and Term	23,744	1.0%	118,475	4.9%	142,219	5.9%
Consumer	11,752	0.5%	7,117	0.3%	18,869	0.8%
Total loans	$948,205	39.7%	$1,445,904	60.3%	$2,394,109	100.0%

Loan Concentrations

As of December 31, 2025, the Bank had one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio: (1) loans to lessors of residential buildings and dwellings, totaling $266.1 million, or 11.11%. This compares to two concentrations of loans in two particular industries that exceeded 10% of its total loan portfolio as of December 31, 2024: (1) loans to lessors of residential buildings and dwellings, totaling $260.7 million, or 11.14%, of total loans, and (2) loans to hotels (except Casino hotels) and motels, totaling $242.1 million, or 10.34% of total loans.

Loans Held for Sale

As of December 31, 2025 and 2024, the Bank had no loans held for sale.

The First Bancorp - 2025 Form 10-K - Page 36

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
The ACL is increased by provisions charged against current earnings. Loan losses are charged against the allowance when Management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The adequacy of the ACL is overseen by the ACL Committee whose membership includes senior level personnel from the Executive, Lending, Risk, and Finance functions of the Bank. While Management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions or outlook, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's ACL as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of Management.
The ACL includes reserve amounts assigned to IAL. This includes loans with balances of $250,000 or more that have either been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectability and therefore merit individual analysis. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2025, IALs with specific reserves totaled $4.1 million and the amount of such reserves was $2.7 million. This compares to IALs with specific reserves of $1.7 million at December 31, 2024 and the amount of such reserves was $1.0 million. Additional detail on IALs may be found in Note 5 of the accompanying financial statements.
The total ACL on loans at December 31, 2025 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.

The First Bancorp - 2025 Form 10-K - Page 37

The following table summarizes our allocation of allowance by loan class as of December 31, 2025 and 2024. The percentages are the portion of each loan type to total loans:

	As of December 31,
Dollars in thousands	2025		2024
Commercial
Real Estate Owner Occupied	$5,344	15.8%	$5,045	15.3%
Real Estate Non-Owner Occupied	5,820	17.1%	4,829	17.3%
Construction	250	1.5%	944	4.3%
C&I	5,023	15.7%	5,364	15.6%
Multifamily	826	6.6%	1,239	4.6%
Agriculture	519	2.0%	605	2.2%
Municipal	193	2.2%	262	2.6%
Residential
Term	5,949	30.9%	5,241	30.4%
Construction	299	1.5%	474	1.5%
Home Equity
Revolving and Term	958	5.9%	686	5.3%
Consumer	184	0.8%	182	0.9%
Total	$25,365	100.0%	$24,871	100.0%

A breakdown of the ACL as of December 31, 2025, by loan class, and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real Estate Owner Occupied	$377	$4,173	$794	$5,344
Real Estate Non-Owner Occupied	1,209	3,979	632	5,820
Construction	—	194	56	250
C&I	961	3,522	540	5,023
Multifamily	—	669	157	826
Agriculture	—	472	47	519
Municipal	—	33	160	193
Residential
Term	87	5,270	592	5,949
Construction	—	249	50	299
Home Equity
Revolving and Term	106	747	105	958
Consumer	—	174	10	184
Total	$2,740	$19,482	$3,143	$25,365
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $2.0 million in 2025 compared to $1.3 million in 2024. Net charge offs were $1.6 million in 2025 compared to net charge offs of $463,000 in 2024. The ACL as a percentage of outstanding loans was at 1.06% at December 31, 2025 compared to 1.06% at December 31, 2024.

The First Bancorp - 2025 Form 10-K - Page 38

The following table summarizes the activities in the ACL as of December 31, 2025 and 2024:

	As of December 31,
Dollars in thousands	2025	2024
Balance at beginning of year	$24,871	$24,030
Loans charged off:
Commercial
Real Estate Owner Occupied	53	—
Real Estate Non-Owner Occupied	—	—
Construction	—	—
C&I	1,333	451
Multifamily	—	—
Agriculture	27	—
Municipal	—	—
Residential
Term	1	37
Construction	—	—
Home Equity
Revolving and Term	—	7
Consumer	329	252
Total	1,743	747
Recoveries on loans previously charged off
Commercial
Real Estate Owner Occupied	—	100
Real Estate Non-Owner Occupied	—	—
Construction	—	—
C&I	76	25
Multifamily	—	—
Agriculture	—	—
Municipal	—	—
Residential
Term	7	32
Construction	—	—
Home Equity
Revolving and Term	16	24
Consumer	89	103
Total	188	284
Net loans charged off	1,555	463
Provision for credit losses	2,049	1,304
Balance at end of period	$25,365	$24,871
Ratio of net loans charged off to average loans outstanding[1]	0.065%	0.021%
Ratio of allowance for credit losses to total loans outstanding	1.06%	1.06%
1Annualized using a 365-day basis in 2025 and a 366-day basis in 2024.

The First Bancorp - 2025 Form 10-K - Page 39

ACL for Unfunded Commitments

Adoption of CECL resulted in an increase in the Company's ACL for unfunded commitments. Our modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $565,000 as of December 31, 2025.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.54% at December 31, 2025 compared to 0.18% at December 31, 2024. The following table shows the distribution of nonperforming loans by class as of December 31, 2025 and 2024:

	As of December 31,
Dollars in thousands	2025	2024
Commercial
Real Estate Owner Occupied	$4,027	$553
Real Estate Non-Owner Occupied	1,346	61
Construction	8	18
C&I	1,914	1,695
Multifamily	—	—
Agriculture	441	31
Municipal	—	—
Residential
Term	4,193	1,599
Construction	—	—
Home Equity
Revolving and Term	945	291
Consumer	5	—
Total non-performing loans	$12,879	$4,248
Allowance for credit losses on loans as a percentage of nonperforming loans	196.9%	585.5%

The First Bancorp - 2025 Form 10-K - Page 40

The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2025, loans 90 or more days past due and still accruing interest totaled $665,000, compared to $1.0 million at December 31, 2024.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 5 of the accompanying financial statements.

Past Due Loans

The Bank's overall loan delinquency ratio was 0.90% at December 31, 2025, versus 0.40% at December 31, 2024. Loans 90 days delinquent and accruing decreased from $1.0 million at December 31, 2024 to $665,000 as of December 31, 2025.
The following table sets forth loan delinquencies as of December 31, 2025 and 2024:

	As of December 31,
Dollars in thousands	2025	2024
Commercial
Real Estate Owner Occupied	$5,115	$549
Real Estate Non-Owner Occupied	2,019	—
Construction	110	—
C&I	1,746	1,998
Multifamily	1,760	—
Agriculture	693	115
Municipal	—	—
Residential
Term	7,391	3,686
Construction	90	390
Home Equity
Revolving and Term	2,374	1,536
Consumer	309	1,109
Total	$21,607	$9,383
Loans 30-89 days past due to total loans	0.468%	0.311%
Loans 90+ days past due and accruing to total loans	0.028%	0.044%
Loans 90+ days past due on non-accrual to total loans	0.407%	0.046%
Total past due loans to total loans	0.903%	0.401%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2025, there were five potential problem loans with a balance of $3.7 million or 0.156% of total loans. This compared to one potential problem loan with a balance of $84,000 or 0.004% of total loans at December 31, 2024.
As of December 31, 2025, there were seven residential loans in the process of foreclosure with a total balance of $1.8 million and one home equity line of credit totaling $63,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of December 31, 2025, there were seven commercial loans in the process of foreclosure with a total balance of $3.8 million. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the

The First Bancorp - 2025 Form 10-K - Page 41

promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
The Bank’s written policies and procedures for foreclosures, along with its implementation of said policies and procedures, are subject to annual review by its internal audit provider. The scope of this review includes loans held in portfolio and loans serviced for others. There were no issues requiring management attention in the most recent review. Servicing for others includes loans sold to FHLMC, FNMA, and the FHLBB through its MPF program. The Bank follows the published guidelines of each investor. Loans serviced for FHLMC and FNMA have been sold without recourse, and the Bank has no liability for these loans in the event of foreclosure. A de minimis volume of loans has been sold to and serviced for MPF to date. The Bank retains a second loss layer credit enhancement obligation; no losses have been recorded on this credit enhancement obligation since the Bank started selling loans to MPF in 2013.

Other Real Estate Owned

OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At December 31, 2025 there were no OREO properties and no allowance for losses. This compares to December 31, 2024 when there was one OREO property with a balance of $173,000, net of an allowance for OREO losses of $35,000. The table below presents the composition of OREO at December 31, 2025 and 2024:

	As of December 31,
Dollars in thousands	2025	2024
Residential
Term	$—	$208
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$—	$208
Related Allowance
Residential
Term	—	35
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$—	$35
Net Value
Residential
Term	—	173
Construction	—	—
Home equity line of credit	—	—
Consumer	—	—
Total	$—	$173

Funding, Liquidity and Capital Resources

Liquidity

Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 85.1% of total average assets in 2025, as compared to 85.6% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as AFS may also be sold in response to short-term or long-term liquidity needs, although

The First Bancorp - 2025 Form 10-K - Page 42

Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace.
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
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of December 31, 2025, the Bank had primary sources of contingent liquidity of $951.0 million or 30.3% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $313.0 million in borrowing capacity under the FRBB's Borrower in Custody programs as well as securities available as collateral, $101.0 million in credit lines with correspondent banks, and $40.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.405 billion or 44.8% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the years ended December 31, 2025, 2024 and 2023 the Bank declared dividends to the Company of $15.9 million, $15.8 million and $14.8 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Capital Resources below.

Deposits

During 2025, total deposits decreased by $60.5 million, ending the year at $2.665 billion compared to $2.725 billion at December 31, 2024. Core deposit balances increased $77.0 million or 4.8%, focused in money market accounts. Certificates of Deposit decreased $137.5 million or 12.3% with the preponderance of the decrease being brokered time deposits.

Estimated uninsured deposits totaled $516.9 million, or 19.4% of total deposits, and $506.2 million, or 18.6% of total deposits, at December 31, 2025 and 2024, respectively. The company has pledged assets as collateral covering certain deposits; these amounts were $385.2 million and $349.8 million as of December 31, 2025 and 2024, respectively.

Average deposits increased $104.8 million in 2025, as shown in the following table, which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,		% change
Dollars in thousands	2025	2024	2025 vs 2024
Demand deposits	$293,647	$281,265	4.40%
NOW accounts	625,988	624,691	0.21%
Money market accounts	415,288	328,838	26.29%
Savings	258,312	274,989	(6.06)%
Certificates of deposit	1,121,349	1,100,004	1.94%
Total deposits	$2,714,584	$2,609,787	4.02%

The First Bancorp - 2025 Form 10-K - Page 43

The average cost of deposits (including non-interest-bearing accounts) was 2.82% for the year ended December 31, 2025, compared to 3.04% for the year ended December 31, 2024. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2025	2024
NOW	2.62%	3.05%
Money market	3.31%	3.91%
Savings	0.23%	0.25%
Certificates of deposit	4.09%	4.25%
Total interest-bearing deposits	3.17%	3.41%

Of all certificates of deposit, $727.7 million or 74.46% will mature by December 31, 2026. As of December 31, 2025 and 2024, the Bank held a total of $147.7 million and $187.1 million in certificate of deposit accounts with balances in excess of $250,000, respectively. The following table summarizes the time remaining to maturity for these certificates of deposit.

	As of December 31,
Dollars in thousands	2025	2024
Within 3 Months	$57,004	$91,919
3 months through 6 months	60,167	39,163
6 months through 12 months	29,295	48,865
Over 12 months	1,190	7,126
Total	$147,656	$187,073

Borrowed Funds

Borrowed funds consists of advances from the FHLBB, advances from the FRBB Discount Window, and securities repurchase agreements with customers. Advances from the FHLBB are secured with pledged collateral consisting of FHLBB stock, funds on deposit with FHLBB, U.S. Agency notes, mortgage-backed securities, and qualifying first mortgage loans. FRBB Discount Window advances are similarly secured with collateral consisting of FRBB stock, funds on deposit at FRBB, U.S. Agency notes or other eligible securities, and qualifying commercial, home equity and construction loans. As of December 31, 2025, term advances from FHLBB totaled $137.5 million, with a weighted average interest rate of 3.77% per annum. Overnight and short-term (maturing within thirty days) advances totaled $42 million, while longer term advances with remaining maturities ranging from one to five years totaled $95.5 million. This compares to term advances from FHLBB totaling $95.0 million, with an interest rate of 3.74% per annum as of December 31, 2024; there were no overnight advances. Of the $95.5 million in longer term advances outstanding as of December 31, 2025, advances totaling $95.0 million grant a put option to FHLBB to recall the advance at periodic intervals based upon interest rate movement and outlook.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2025 was $50.3 million, compared to $51.3 million on December 31, 2024. The weighted average interest rates payable under these agreements were 2.60% per annum as of December 31, 2025, compared to 2.87% per annum as of December 31, 2024.
The maximum amount of borrowed funds outstanding at any month-end during each of the last two years was $218.4 million at the end of February in 2025 and $230.6 million at the end of June in 2024. The average amount outstanding during 2025 was $178.1 million with a weighted average interest rate of 3.48% per annum. This compares to an average outstanding amount of $162.9 million with a weighted average interest rate of 3.38% per annum in 2024.

Capital Resources

Shareholders' equity as of December 31, 2025 was $283.1 million, compared to $252.5 million as of December 31, 2024.
During 2025, the Company declared cash dividends of $0.36 per share in the first quarter and $0.37 per share in the remaining three quarters, or $1.47 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 47.39% for the year ended December 31, 2025 compared to 58.44% for the year ended December 31, 2024. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its

The First Bancorp - 2025 Form 10-K - Page 44

retained net profits of the preceding two years. The amount available for dividends in 2026 is this year's net income plus $31.8 million.
In 2025, 79,944 shares were issued via employee stock programs, the dividend reinvestment plan, and restricted stock grants. The Company received consideration totaling $916,000.  The following table summarizes the Company's 2025 stock issuances.

Dividend reinvestment plan	16,619
Employee stock program	20,028
Restricted stock grants	43,297
Total	79,944

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
Capital at December 31, 2025 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities AFS and postretirement benefits, stood at 8.84% on December 31, 2025 and 8.47% at December 31, 2024. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. Given their capital structures, the regulatory Tier 1 capital and CET1 ratios are equal for both the Bank and the Company. At December 31, 2025, the Company had CET1 and tier-one risk-based capital ratios of 12.84%, and a tier-two, or total, risk-based capital ratio of 14.02%, versus 12.04% and 13.22%, respectively, at December 31, 2024. To be rated "well-capitalized", regulatory requirements call for minimum CET1, tier-one and tier-two risk-based capital ratios of 6.50%, 8.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
The Company met each of the well-capitalized ratio guidelines at December 31, 2025. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2025 and December 31, 2024.

As of December 31, 2025	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.82%	12.77%	12.77%	13.95%
Company	8.84%	12.84%	12.84%	14.02%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2024	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.32%	11.98%	11.98%	13.16%
Company	8.47%	12.04%	12.04%	13.22%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the Company's capital resources, liquidity, or results of operations.

The First Bancorp - 2025 Form 10-K - Page 45

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2025:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$596	$137	$56	$56	347
Total	$596	$137	$56	$56	$347

Capital Purchases

In 2025, the Company made capital purchases totaling $3.2 million for facility improvements to branch or operations premises and technology investments in various hardware and software. This cost will be amortized over an average of seven years, adding approximately $200,000 to pre-tax operating costs per year.

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2025, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimis transaction in 2001.

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

The First Bancorp - 2025 Form 10-K - Page 46

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2025, was (13.24)% of total assets, compared to (15.98)% of total assets at December 31, 2024. The ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company's summarized static gap, as of December 31, 2025, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$50,324	$52,572	$146,446	$371,066
Restricted equity securities, at cost	7,238	—	—	1,037
Loans	884,511	380,255	865,900	263,443
Other interest-earning assets	—	—	—	30,750
Non-rate-sensitive assets	13,126	—	—	70,570
Total assets	955,199	432,827	1,012,346	736,866
Interest-bearing deposits	1,237,011	449,034	252,518	446,291
Borrowed funds	92,321	25,000	70,500	—
Non-rate-sensitive liabilities and equity	—	—	—	564,563
Total liabilities and equity	1,329,332	474,034	323,018	1,010,854
Period gap	$(374,133)	$(41,207)	$689,328	$(273,988)
Percent of total assets	(11.93)%	(1.31)%	21.97%	(8.73)%
Cumulative gap (current)	$(374,133)	$(415,340)	$273,988	$—
Percent of total assets	(11.93)%	(13.24)%	8.73%	—%

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
The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short-

The First Bancorp - 2025 Form 10-K - Page 47

term rates gradually increase by two percentage points. The Company's modeling as of December 31, 2025 projects net interest income would increase by approximately 3.4% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.8% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 4.0% if rates rise gradually by two percentage points over the next year. Each scenario is well within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 15.3% in the two percentage point falling-rate scenario, and higher by 13.2% in the one percentage point falling rate scenario; net interest income would be higher than that earned in a stable rate environment by 2.6% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2025 and 2024 is presented in the following table:

Changes in Net Interest Income	2025	2024
Year 1
Projected changes if rates decrease by 1.0%	1.8%	1.7%
Projected changes if rates decrease by 2.0%	3.4%	2.8%
Projected change if rates increase by 2.0%	(4.0)%	(4.2)%
Year 2
Projected changes if rates decrease by 1.0%	13.2%	17.8%
Projected changes if rates decrease by 2.0%	15.3%	19.1%
Projected change if rates increase by 2.0%	2.6%	2.6%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2025, the Company was using interest rate swaps and interest rate caps for interest rate risk management. See Notes 14 and 19 of the accompanying financial statements for additional discussion of derivative usage.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2025, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain flat or decrease slightly in the next year, and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2025 Form 10-K - Page 48

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2025	2024
Assets
Cash and cash equivalents	$27,779,000	$27,636,000
Interest-bearing deposits in other banks	4,124,000	22,100,000
Securities available for sale	264,480,000	274,680,000
Securities to be held to maturity (net of ACL), fair value of $315,482,000 at December 31, 2025, and $314,993,000 at December 31, 2024	355,928,000	369,704,000
Restricted equity securities, at cost	8,275,000	7,203,000
Loans	2,394,109,000	2,340,940,000
Less allowance for credit losses	25,365,000	24,871,000
Net loans	2,368,744,000	2,316,069,000
Accrued interest receivable	14,185,000	13,976,000
Premises and equipment, net	28,767,000	27,855,000
Other real estate owned	—	173,000
Goodwill	30,646,000	30,646,000
Other assets	63,375,000	66,968,000
Total assets	$3,166,303,000	$3,157,010,000
Liabilities
Demand deposits	$279,912,000	$292,255,000
NOW deposits	689,083,000	676,107,000
Money market deposits	469,689,000	376,627,000
Savings deposits	248,805,000	265,451,000
Certificates of deposit	977,263,000	1,114,811,000
Total deposits	2,664,752,000	2,725,251,000
Borrowed funds – short term	92,321,000	51,278,000
Borrowed funds – long term	95,500,000	95,000,000
Other liabilities	30,587,000	32,988,000
Total liabilities	2,883,160,000	2,904,517,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	112,000	112,000
Additional paid-in capital	73,714,000	71,832,000
Retained earnings	240,456,000	222,823,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available for sale	(31,341,000)	(42,671,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(38,000)	(47,000)
Net unrealized gain on cash flow hedging derivative instruments	—	157,000
Net unrealized gain on postretirement costs	240,000	287,000
Total shareholders' equity	283,143,000	252,493,000
Total liabilities and shareholders' equity	$3,166,303,000	$3,157,010,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	11,222,363	11,155,528
Book value per common share	$25.23	$22.63
Tangible book value per common share	$22.49	$19.87
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2025 Form 10-K - Page 49

Consolidated Statements of Income and Comprehensive Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2025	2024	2023
Interest income
Interest and fees on loans (includes tax-exempt income of $2,878,000 in 2025, $2,518,000 in 2024, and $1,913,000 in 2023)	$141,160,000	$129,440,000	$108,274,000
Interest on deposits with other banks	400,000	550,000	517,000
Interest and dividends on investments (includes tax-exempt income of $7,793,000 in 2025, $7,940,000 in 2024, and $8,032,000 in 2023)	18,711,000	18,842,000	19,383,000
Total interest income	160,271,000	148,832,000	128,174,000
Interest expense
Interest on deposits	76,697,000	79,411,000	61,004,000
Interest on borrowed funds	6,197,000	5,511,000	1,963,000
Total interest expense	82,894,000	84,922,000	62,967,000
Net interest income	77,377,000	63,910,000	65,207,000
Credit loss expense - loans	2,049,000	1,304,000	1,330,000
Credit loss reduction - debt securities HTM	(50,000)	(238,000)	(4,000)
Credit loss reduction - off-balance sheet credit exposures	(149,000)	(541,000)	(142,000)
Total credit loss expense	1,850,000	525,000	1,184,000
Net interest income after provision for credit losses	75,527,000	63,385,000	64,023,000
Non-interest income
Fiduciary and investment management income	5,427,000	4,963,000	4,654,000
Service charges on deposit accounts	2,161,000	2,048,000	1,887,000
Mortgage origination and servicing income, net of amortization	846,000	794,000	813,000
Debit card income	5,455,000	5,456,000	5,384,000
Other operating income	3,451,000	3,094,000	2,699,000
Total non-interest income	17,340,000	16,355,000	15,437,000
Non-interest expense
Salaries and employee benefits	26,998,000	24,230,000	21,942,000
Occupancy expense	3,394,000	3,373,000	3,319,000
Furniture and equipment expense	5,878,000	5,622,000	5,391,000
FDIC insurance premiums	2,722,000	2,391,000	1,962,000
Amortization of identified intangibles	26,000	26,000	26,000
Other operating expense	11,910,000	11,514,000	11,118,000
Total non-interest expense	50,928,000	47,156,000	43,758,000
Income before income taxes	41,939,000	32,584,000	35,702,000
Applicable tax expense	7,545,000	5,539,000	6,184,000
Net income	$34,394,000	$27,045,000	$29,518,000
Basic earnings per common share	$3.10	$2.45	$2.68
Diluted earnings per common share	3.07	2.43	2.66
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale, net of taxes	11,330,000	(3,096,000)	5,143,000
Net unrealized gain on transferred securities, net of taxes	9,000	9,000	8,000
Net unrealized loss on hedging derivative instruments	(157,000)	(143,000)	(244,000)
Net unrecognized (loss) gain on postretirement benefits	(47,000)	(16,000)	30,000
Other comprehensive gain (loss)	11,135,000	(3,246,000)	4,937,000
Comprehensive income	$45,529,000	$23,799,000	$34,455,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2025 Form 10-K - Page 50

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2022	11,045,186	$68,545,000	$204,343,000	$(43,965,000)	$228,923,000
Net income	—	—	29,518,000	—	29,518,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	5,143,000	5,143,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(244,000)	(244,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	8,000	8,000
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	30,000	30,000
Comprehensive income	—	—	29,518,000	4,937,000	34,455,000
Cash dividends declared ($1.39 per share)	—	—	(15,409,000)	—	(15,409,000)
Equity compensation expense	—	820,000	—	—	820,000
Payment for repurchase of common stock	(8,645)	—	(250,000)	—	(250,000)
Issuance of restricted stock, net of forfeitures	29,626	—	—	—	—
Proceeds from sale of common stock	31,890	817,000	—	—	817,000
Adoption of ASU No. 2016-13	—	—	(6,277,000)	—	(6,277,000)
Balance at December 31, 2023	11,098,057	$70,182,000	$211,925,000	$(39,028,000)	$243,079,000
Net income	—	—	27,045,000	—	27,045,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,096,000)	(3,096,000)
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(143,000)	(143,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	9,000	9,000
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(16,000)	(16,000)
Comprehensive income (loss)	—	—	27,045,000	(3,246,000)	23,799,000
Cash dividends declared ($1.43 per share)	—	—	(15,935,000)	—	(15,935,000)
Equity compensation expense	—	895,000	—	—	895,000
Payment for repurchase of common stock	(9,831)	—	(212,000)	—	(212,000)
Issuance of restricted stock, net of forfeitures	32,859	—	—	—	—
Proceeds from sale of common stock	34,443	867,000	—	—	867,000
Balance at December 31, 2024	11,155,528	$71,944,000	$222,823,000	$(42,274,000)	$252,493,000

The First Bancorp - 2025 Form 10-K - Page 51

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Earnings	income (loss)	equity
Balance at December 31, 2024	11,155,528	$71,944,000	$222,823,000	$(42,274,000)	$252,493,000
Net income	—	—	34,394,000	—	34,394,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	11,330,000	11,330,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(157,000)	(157,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	9,000	9,000
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(47,000)	(47,000)
Comprehensive income	—	—	34,394,000	11,135,000	45,529,000
Cash dividends declared ($1.47 per share)	—	—	(16,479,000)	—	(16,479,000)
Equity compensation expense	—	966,000	—	—	966,000
Payment for repurchase of common stock	(13,109)	—	(282,000)	—	(282,000)
Issuance of restricted stock, net of forfeitures	43,297	—	—	—	—
Proceeds from sale of common stock	36,647	916,000	—	—	916,000
Balance at December 31, 2025	11,222,363	$73,826,000	$240,456,000	$(31,139,000)	$283,143,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2025 Form 10-K - Page 52

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2025	2024	2023
Cash flows from operating activities
Net income	$34,394,000	$27,045,000	$29,518,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,208,000	2,209,000	2,107,000
Change in deferred taxes	81,000	20,000	(1,360,000)
Credit loss expense	1,850,000	525,000	1,184,000
Loans originated for resale	(8,619,000)	(5,866,000)	(3,916,000)
Proceeds from sales and transfers of loans	8,813,000	6,009,000	4,283,000
Net gain on sales of loans	(194,000)	(143,000)	(92,000)
Net amortization of investment premiums	568,000	596,000	111,000
Net gain on sale of other real estate owned	(33,000)	—	(42,000)
Provision for losses on other real estate owned	—	35,000	—
Equity compensation expense	966,000	895,000	820,000
Net increase in other assets and accrued interest	(947,000)	(5,414,000)	(680,000)
Net (decrease) increase in other liabilities	(2,542,000)	(923,000)	4,624,000
Net (loss) gain on disposal of premises and equipment	(10,000)	4,000	33,000
Amortization of investments in tax credit structures	1,253,000	1,029,000	303,000
Net acquisition amortization	26,000	26,000	26,000
Net cash provided by operating activities	37,814,000	26,047,000	36,919,000
Cash flows from investing activities
Decrease (increase) in interest-bearing deposits in other banks	17,976,000	(18,612,000)	205,000
Proceeds from maturities, payments, calls of securities available for sale	38,132,000	29,665,000	97,524,000
Proceeds from maturities, payments, calls and sales of securities held to maturity	15,036,000	18,441,000	8,149,000
Proceeds from sales of other real estate owned	206,000	—	106,000
Purchases of securities available for sale	(14,108,000)	(26,718,000)	(88,581,000)
Purchases of securities to be held to maturity	(1,250,000)	(2,750,000)	—
(Purchase) redemption of restricted equity securities	(1,072,000)	(3,818,000)	498,000
Net increase in loans	(54,724,000)	(212,157,000)	(215,077,000)
Capital expenditures	(3,220,000)	(1,475,000)	(2,635,000)
Proceeds from sale of premises and equipment	22,000	4,000	3,000
Net cash used in investing activities	(3,002,000)	(217,420,000)	(199,808,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	77,049,000	81,025,000	18,209,000
Net (decrease) increase in certificates of deposit	(137,548,000)	44,564,000	202,576,000
Advances on long-term borrowings	500,000	95,000,000	—
Repayment on long-term borrowings	—	—	(84,000)
Net increase (decrease) in short-term borrowings	41,043,000	(18,374,000)	(33,747,000)
Payment to repurchase common stock	(282,000)	(212,000)	(250,000)
Proceeds from sale of common stock	916,000	867,000	817,000
Dividends paid	(16,347,000)	(15,803,000)	(15,418,000)
Net cash (used) provided by financing activities	(34,669,000)	187,067,000	172,103,000
Net increase (decrease) in cash and cash equivalents	143,000	(4,306,000)	9,214,000
Cash and cash equivalents at beginning of year	27,636,000	31,942,000	22,728,000
Cash and cash equivalents at end of year	$27,779,000	$27,636,000	$31,942,000

The First Bancorp - 2025 Form 10-K - Page 53

For the years ended December 31,	2025	2024	2023

Interest paid	$82,978,000	$84,441,000	$62,228,000
Income taxes paid	5,670,000	4,527,000	5,621,000
Non-cash transactions:
Net transfer from loans to other real estate owned	$—	$208,000	$—
Change in net unrealized loss on available for sale securities, net of tax	$(11,330,000)	$(3,096,000)	$5,143,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2025 Form 10-K - Page 54

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

Subsequent Events
Events occurring subsequent to December 31, 2025 have been evaluated as to their potential impact on the financial statements.

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
Credit Loss Recognition on Securities. Another significant estimate related to investment securities is the evaluation of potential credit losses on investment securities. The evaluation of securities for potential credit losses is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized as a charge to the ACL. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if recognition of a loss is required. The primary factors considered in this evaluation are (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities' market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant, including the expectation of receipt of all principal and interest when due.

The First Bancorp - 2025 Form 10-K - Page 55

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

The First Bancorp - 2025 Form 10-K - Page 56

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisitions of FNB Bankshares in 2005, a bank branch in Rockland, Maine and bank building in Bangor, Maine in 2012, and a bank branch in Belfast, Maine in 2020, as well as the core deposit intangible related to the respective acquisitions. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2025, the Company determined goodwill and other intangible assets were not impaired.

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

The First Bancorp - 2025 Form 10-K - Page 57

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

Risks & Uncertainties
The economy in the United States and globally has experienced volatility in recent years and may continue to experience some level of volatility for the foreseeable future. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or changes in interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; energy prices; home prices; commercial property values; bankruptcies or a default by a significant market participant or class of counterparties; fluctuations in equity, commodity, and futures prices; the implied volatility of interest rates and credit spreads; natural disasters; climate change; epidemics; pandemics; terrorist attacks; acts of war; or a combination of these or other factors. Any or all of the foregoing could ultimately have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

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

The First Bancorp - 2025 Form 10-K - Page 58

Note 3. Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2025:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2025	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$23,045,000	$—	$(4,973,000)	$18,072,000
Mortgage-backed securities	240,166,000	410,000	(30,142,000)	210,434,000
State and political subdivisions	38,953,000	26,000	(4,989,000)	33,990,000
Asset-backed securities	1,989,000	10,000	(15,000)	1,984,000
	$304,153,000	$446,000	$(40,119,000)	$264,480,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,221,000)	$29,879,000
Mortgage-backed securities	48,566,000	116,000	(8,924,000)	39,758,000
State and political subdivisions	248,408,000	161,000	(22,972,000)	225,597,000
Corporate securities	21,000,000	52,000	(804,000)	20,248,000
	$356,074,000	$329,000	$(40,921,000)	$315,482,000
Less allowance for credit losses	(146,000)	—	—	—
Net securities to be held to maturity	$355,928,000	$329,000	$(40,921,000)	$315,482,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,238,000	$—	$—	$7,238,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,275,000	$—	$—	$8,275,000
The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2024:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2024	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,042,000	$—	$(6,246,000)	$19,796,000
Mortgage-backed securities	260,267,000	141,000	(41,026,000)	219,382,000
State and political subdivisions	40,148,000	—	(6,896,000)	33,252,000
Asset-backed securities	2,236,000	14,000	—	2,250,000
	$328,693,000	$155,000	$(54,168,000)	$274,680,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(9,938,000)	$28,162,000
Mortgage-backed securities	52,370,000	15,000	(11,360,000)	41,025,000
State and political subdivisions	252,180,000	83,000	(31,739,000)	220,524,000
Corporate securities	27,250,000	—	(1,968,000)	25,282,000
	$369,900,000	$98,000	$(55,005,000)	$314,993,000
Less allowance for credit losses	(196,000)	—	—	—
Net securities to be held to maturity	$369,704,000	$98,000	$(55,005,000)	$314,993,000
Restricted equity securities
Federal Home Loan Bank Stock	$6,166,000	$—	$—	$6,166,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$7,203,000	$—	$—	$7,203,000

The First Bancorp - 2025 Form 10-K - Page 59

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
Similarly, the agency and mortgage-backed securities in the HTM portfolio were determined to all be investment grade with no ACL required, at December 31, 2025 or 2024. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $18,357,000 as of December 31, 2025. Corporate securities in HTM consist of 11 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. It was concluded that aggregate credit risk of the corporate securities was very low and a small ACL has been carried. As of December 31, 2025 and 2024, the total ACL for HTM securities was $146,000 and $196,000, respectively.
Changes in the ACL are recorded as credit loss expense or reduction. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.

Contractual Maturities: The following table summarizes the contractual maturities of investment securities at December 31, 2025:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$92,000	$92,000	$1,729,000	$1,725,000
Due in 1 to 5 years	7,413,000	6,584,000	34,803,000	33,363,000
Due in 5 to 10 years	20,390,000	18,693,000	98,390,000	94,855,000
Due after 10 years	276,258,000	239,111,000	221,152,000	185,539,000
	$304,153,000	$264,480,000	$356,074,000	$315,482,000

The following table summarizes the contractual maturities of investment securities at December 31, 2024:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,997,000	$2,967,000	$2,683,000	$2,694,000
Due in 1 to 5 years	294,000	293,000	20,488,000	19,335,000
Due in 5 to 10 years	29,768,000	25,700,000	99,505,000	92,362,000
Due after 10 years	295,634,000	245,720,000	247,224,000	200,602,000
	$328,693,000	$274,680,000	$369,900,000	$314,993,000

Pledged Securities: At December 31, 2025, securities with a carrying value of $385,197,000 were pledged to secure credit lines from the FRBB and FHLBB, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $349,833,000 as of December 31, 2024 pledged for the same purposes.

Realized Gains and Losses: Gains and losses on the sale of securities AFS are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. There were no sales of securities for the years ended December 31, 2025, 2024 and 2023.

Unrealized Gains and Losses on AFS Securities: As of December 31, 2025, there were 225 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.

The First Bancorp - 2025 Form 10-K - Page 60

The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2025	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury & Agency securities	$—	$—	$18,072,000	$(4,973,000)	$18,072,000	$(4,973,000)
Mortgage-backed securities	1,732,000	(4,000)	177,093,000	(30,138,000)	178,825,000	(30,142,000)
State and political subdivisions	—	—	30,672,000	(4,989,000)	30,672,000	(4,989,000)
Asset-backed securities	—	—	1,096,000	(15,000)	1,096,000	(15,000)
	$1,732,000	$(4,000)	$226,933,000	$(40,115,000)	$228,665,000	$(40,119,000)

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

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-backed debt is guaranteed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the mortgage-backed securities owned were issued either by GMNA, FNMA or FHLMC. HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of December 31, 2025. HTM corporate debt holdings consist of 11 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each were in good standing as of December 31, 2025.

ACL for HTM Securities: The following table presents the activity in the ACL for HTM debt securities by major security type for the years ended December 31, 2025 and 2024:

For the years ended December 31,	2025			2024
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$80,000	$116,000	$196,000	$212,000	$222,000	$434,000
Credit loss reduction	(12,000)	(38,000)	(50,000)	(132,000)	(106,000)	(238,000)
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$68,000	$78,000	$146,000	$80,000	$116,000	$196,000

The First Bancorp - 2025 Form 10-K - Page 61

There was no ACL on U.S. government-sponsored enterprise, agency-backed securities, or mortgage-backed securities as of December 31, 2025. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of December 31, 2025, none of the Company’s HTM debt securities were past due or on non-accrual status.

Re-Classified Securities: During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $38,000, net of taxes, at December 31, 2025. This compares to $47,000, net of taxes, at December 31, 2024. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

Restricted Equity Securities: The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of December 31, 2025 and 2024, the Bank's investment in FHLBB stock totaled $7,238,000 and $6,166,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at December 31, 2025 and 2024.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of each institution and their overall financial condition. No impairment losses have been recorded through December 31, 2025. The Bank will continue to monitor its investment in these restricted equity securities.

Note 4. Mortgage Servicing Rights
At December 31, 2025 and 2024, the Bank serviced loans for others totaling $276,514,000 and $297,950,000, respectively. Net gains from the sale of loans, the majority of which are serviced by the Bank, totaled $194,000 in 2025, $143,000 in 2024, and $92,000 in 2023. In 2025, mortgage servicing rights of $53,000 were capitalized and amortization for the year totaled $291,000. At December 31, 2025, mortgage servicing rights had a fair value of $2,685,000. In 2024, mortgage servicing rights of $39,000 were capitalized and amortization for the year totaled $322,000. At December 31, 2024, mortgage servicing rights had a fair value of $3,054,000.
FASB ASC Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2025, the prepayment assumption using the PSA model was 154, which translates into an anticipated annual prepayment rate of 7.39%. The discount rate is 9.38%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2025	2024
Mortgage servicing rights	$8,793,000	$8,741,000
Accumulated amortization	(7,138,000)	(6,847,000)
Carrying value	$1,655,000	$1,894,000

The First Bancorp - 2025 Form 10-K - Page 62

Note 5. Loans
The Company periodically reviews and updates the segmentation of its loan portfolio. Updates performed in conjunction with adoption of ASC 326 in 2023 consisted of reporting what had been a single class, commercial real estate loans, as three classes - commercial real estate owner occupied, commercial real estate non-owner occupied, and commercial multi-family. In addition, home equity installment loans which had previously been included in the residential term class were included in the home equity revolving and term class. In the first quarter of 2024, a new segment was established for Agriculture loans, and there have been no subsequent segmentation changes.
Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Commercial
Real Estate Owner Occupied	$378,263,000	15.8%	$358,588,000	15.3%
Real Estate Non-Owner Occupied	409,177,000	17.1%	403,899,000	17.3%
Construction	35,025,000	1.5%	99,717,000	4.3%
C&I	376,907,000	15.7%	365,817,000	15.6%
Multifamily	158,910,000	6.6%	108,732,000	4.6%
Agriculture	48,145,000	2.0%	52,219,000	2.2%
Municipal	52,074,000	2.2%	61,827,000	2.6%
Residential
Term	739,188,000	30.9%	710,807,000	30.4%
Construction	35,332,000	1.5%	35,481,000	1.5%
Home Equity
Revolving and Term	142,219,000	5.9%	123,063,000	5.3%
Consumer	18,869,000	0.8%	20,790,000	0.9%
Total loans	$2,394,109,000	100.0%	$2,340,940,000	100.0%

Loan balances include net deferred loan costs of $12,737,000 in 2025 and $12,457,000 in 2024. Net deferred loan costs have increased from a year ago a due to loan origination unit volume over the period. Loan balances in the Residential Term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment added $910,000 to the loan balances as of December 31, 2025 and $758,000 to the loan balances as of December 31, 2024. Also included in Residential term loan balances is a valuation adjustment for the market value of interest rate caps which added $371,000 to loan balances as of December 31, 2025. There was no valuation adjustment for the market value of interest rate caps as of December 31, 2024.

Pledged Loans: Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate, which totaled $669,541,000 and $626,851,000 at December 31, 2025 and 2024, respectively, were used to collateralize borrowings from the FHLBB. In addition, commercial, residential construction and home equity loans totaling $366,032,000 at December 31, 2025 and $392,562,000 at December 31, 2024 were used to collateralize a standby line of credit at the FRBB.

Loans to Directors, Officers and Employees: Loans to directors, officers and employees totaled $48,681,000 at December 31, 2025 and $54,997,000 at December 31, 2024. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2025	2024
Balance at beginning of year	$32,182,000	$33,524,000
New loans	4,265,000	3,462,000
Repayments	(7,905,000)	(4,804,000)
Retired Executive Officer	(244,000)	—
Balance at end of year	$28,298,000	$32,182,000

The First Bancorp - 2025 Form 10-K - Page 63

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of December 31, 2025, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real Estate Owner Occupied	$683,000	$734,000	$3,698,000	$5,115,000	$373,148,000	$378,263,000	$—
Real Estate Non-Owner Occupied	734,000	—	1,285,000	2,019,000	407,158,000	409,177,000	—
Construction	103,000	—	7,000	110,000	34,915,000	35,025,000	7,000
C&I	404,000	102,000	1,240,000	1,746,000	375,161,000	376,907,000	21,000
Multifamily	1,600,000	160,000	—	1,760,000	157,150,000	158,910,000	—
Agriculture	316,000	—	377,000	693,000	47,452,000	48,145,000	—
Municipal	—	—	—	—	52,074,000	52,074,000	—
Residential
Term	1,268,000	2,901,000	3,222,000	7,391,000	731,797,000	739,188,000	613,000
Construction	90,000	—	—	90,000	35,242,000	35,332,000	—
Home Equity
Revolving and Term	1,449,000	391,000	534,000	2,374,000	139,845,000	142,219,000	—
Consumer	152,000	118,000	39,000	309,000	18,560,000	18,869,000	24,000
Total	$6,799,000	$4,406,000	$10,402,000	$21,607,000	$2,372,502,000	$2,394,109,000	$665,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2024, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real Estate Owner Occupied	$—	$257,000	$292,000	$549,000	$358,039,000	$358,588,000	$—
Real Estate Non-Owner Occupied	—	—	—	—	403,899,000	403,899,000	—
Construction	—	—	—	—	99,717,000	99,717,000	—
C&I	346,000	1,112,000	540,000	1,998,000	363,819,000	365,817,000	10,000
Multifamily	—	—	—	—	108,732,000	108,732,000	—
Agriculture	115,000	—	—	115,000	52,104,000	52,219,000	—
Municipal	—	—	—	—	61,827,000	61,827,000	—
Residential
Term	137,000	2,614,000	935,000	3,686,000	707,121,000	710,807,000	778,000
Construction	390,000	—	—	390,000	35,091,000	35,481,000	—
Home Equity
Revolving and Term	1,074,000	368,000	94,000	1,536,000	121,527,000	123,063,000	—
Consumer	592,000	285,000	232,000	1,109,000	19,681,000	20,790,000	232,000
Total	$2,654,000	$4,636,000	$2,093,000	$9,383,000	$2,331,557,000	$2,340,940,000	$1,020,000

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

The First Bancorp - 2025 Form 10-K - Page 64

The following table presents the amortized costs basis of loans on nonaccrual status as of as of December 31, 2025 and 2024 is presented in the following table:

As of December 31,	2025			2024
	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual
Commercial
Real Estate Owner Occupied	$1,131,000	$2,896,000	$4,027,000	$—	$553,000	$553,000
Real Estate Non-Owner Occupied	1,285,000	61,000	1,346,000	—	61,000	61,000
Construction	—	8,000	8,000	—	18,000	18,000
C&I	1,297,000	617,000	1,914,000	1,359,000	336,000	1,695,000
Multifamily	—	—	—	—	—	—
Agriculture	—	441,000	441,000	—	31,000	31,000
Municipal	—	—	—	—	—	—
Residential
Term	115,000	4,078,000	4,193,000	—	1,599,000	1,599,000
Construction	—	—	—	—	—	—
Home Equity
Revolving and Term	242,000	703,000	945,000	—	291,000	291,000
Consumer	—	5,000	5,000	—	—	—
Total	$4,070,000	$8,809,000	$12,879,000	$1,359,000	$2,889,000	$4,248,000
For the years ended December 31, 2025 and 2024, interest income which would have been recognized on these loans, if interest had been accrued, was $466,000 and $172,000, respectively. Loans more than 90 days past due accruing interest totaled $665,000 at December 31, 2025 and $1,020,000 at December 31, 2024. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Individually Analyzed Loans: Collectively IAL include loans with balances of $250,000 or more that have either been placed into nonaccrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an IAL loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.

The First Bancorp - 2025 Form 10-K - Page 65

The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2025 and 2024, by collateral type:

	December 31, 2025				December 31, 2024
	Collateral Type				Collateral Type
	Commercial Real Estate	Residential Real Estate	Other	Total	Commercial Real Estate	Residential Real Estate	Other	Total
Commercial
Real estate owner occupied	$3,626,000	$—	$—	$3,626,000	$263,000	$—	$—	$263,000
Real estate non-owner occupied	1,348,000	—	—	1,348,000	67,000	—	—	67,000
Construction	—	—	—	—	—	—	—	—
C&I	—	—	1,300,000	1,300,000	—	—	1,438,000	1,438,000
Multifamily	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—
Residential							—
Term	—	2,912,000	—	2,912,000	—	558,000	—	558,000
Construction	—	—	—	—	—	—	—	—
Home Equity							—
Revolving and term	—	361,000	—	361,000	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$4,974,000	$3,273,000	$1,300,000	$9,547,000	$330,000	$558,000	$1,438,000	$2,326,000
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

The following tables represent loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the year ended December 31, 2025:

	Amortized Cost Basis
	Payment Deferral	Term Extension	Rate Mod	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Rate Mod	Combination of Payment Deferral, Term & Rate Mod	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$916,000	$163,000	$—	$337,000	$—	$—	0.37%
Real estate non-owner occupied	115,000	251,000	—	—	61,000	1,285,000	0.42%
C&I	718,000	153,000	362,000	190,000	463,000	—	0.50%
Multifamily	896,000	—	4,034,000	—	—	—	3.10%
Agriculture	1,951,000	—	—	—	—	—	4.05%
Residential
Term	54,000	—	—	632,000	—	352,000	0.14%
Home Equity
Revolving and term	—	—	—	360,000	—	—	0.25%
Total	$4,650,000	$567,000	$4,396,000	$1,519,000	$524,000	$1,637,000
The First Bancorp - 2025 Form 10-K - Page 66

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2025:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan; 5 yr balloon payment
Real estate non-owner occupied	Temporary payment accommodation, payments deferred to end of loan
C&I	Temporary payment accommodation, payments deferred to end of loan
Multifamily	Temporary payment accommodation, payments deferred to end of loan
Agriculture	Temporary payment accommodation, payments deferred to end of loan; payments deferred for 6 months
Residential
Term	Temporary payment accommodation, payments deferred to end of loan

Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, extended term up to 6 months
Real estate non-owner occupied	Extended term 60 months
C&I	Temporary payment accommodation, extended term 6 months

Rate Modification
Financial Effect
Commercial
C&I	Rate reduction to 6.50%
Multifamily	Rate reduction to 5.00%

Combination Payment Deferral & Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan
C&I	Temporary payment accommodation, payments deferred to end of loan
Residential
Term	Temporary payment accommodation, payments deferred to end of loan
Home Equity
Revolving and term	Temporary payment accommodation, payments deferred to end of loan

Combination Payment Deferral & Rate Modification
Financial Effect
Commercial
Real estate owner occupied	Payments deferred for 6 months; rate reduction to 2.0%
C&I	Payments deferred for 6 months; rate reduction to 2.0%

The First Bancorp - 2025 Form 10-K - Page 67

Combination Payment Deferral, Term & Rate Modification
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

The First Bancorp - 2025 Form 10-K - Page 68

Payment Deferral & Term Extension
Financial Effect
Commercial
C&I	Temporary payment accommodation, payments deferred to end of loan; extended term 90 days
Home Equity
Revolving and term	Temporary payment accommodation, payments deferred to end of loan; extended term 60 days

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. In its monitoring, the Company considers an event of payment default to be a payment past due thirty days or more, and counts all such events even if subsequently cured. The following tables depict the amortized cost basis of loans that had an event of payment default during the years ended December 31, 2025 and 2024 and were modified in the 12 months prior to that default:

	Amortized Cost Basis
As of December 31, 2025	Payment Deferral	Combination Payment Deferral and Term Extension	Combination of Payment Deferral, Term & Rate Modification
Commercial
Real estate owner occupied	$—	$338,000	$—
Real Estate non-owner occupied	—	—	1,285,000
C&I	30,000	181,000	—
Agriculture	448,000	—	—
Residential
Term	—	204,000	352,000
Home Equity
Revolving and term	—	359,000	—
Total	$478,000	$1,082,000	$1,637,000

	Amortized Cost Basis
As of December 31, 2024	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension
Commercial
C&I	$41,000	$11,000	$170,000
Residential
Term	449,000	125,000	—
Total	$490,000	$136,000	$170,000

The First Bancorp - 2025 Form 10-K - Page 69

The following tables depict the performance of loans that have been modified during the years ended December 31, 2025 and 2024:

	Payment Status (Amortized Cost Basis)
As of December 31, 2025	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$1,079,000	$—	$—	$337,000
Real estate non-owner occupied	427,000	—	—	1,285,000
Construction	—	—	—	—
C&I	1,675,000	30,000	—	181,000
Multifamily	4,930,000	—	—	—
Agriculture	1,503,000	237,000	—	211,000
Residential
Term	482,000	—	—	556,000
Home Equity
Revolving and term	—	—		360,000
Consumer	—	—	—	—
Total	$10,096,000	$267,000	$—	$2,930,000

	Payment Status (Amortized Cost Basis)
As of December 31, 2024	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$633,000	$—	$—	$—
Real Estate non-owner occupied	—	—	—	—
Construction	69,000	—	—	—
C&I	236,000	—	—	—
Multifamily	1,932,000	—	—	—
Agriculture	—	—	—	—
Residential
Term	570,000	127,000	449,000	—
Home Equity
Revolving and term	66,000	—	—	—
Consumer	—	—	—	—
Total	$3,506,000	$127,000	$449,000	$—
Loans in Process of Foreclosure
As of December 31, 2025, there were seven mortgage loans collateralized by residential real estate with a total balance of $1,754,000 and one home equity line of credit collateralized by residential real estate with a balance of $63,000, in the process of foreclosure. There were also seven commercial loans collateralized by either residential real estate or owner-occupied commercial real estate with a total balance of $3,826,000, in the process of foreclosure. This compares to three mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $192,000 as of December 31, 2024.

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

The First Bancorp - 2025 Form 10-K - Page 70

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

The First Bancorp - 2025 Form 10-K - Page 71

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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 22.8% of total Bank capital as of December 31, 2025 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 207.1% of total Bank capital at December 31, 2025, below the regulatory guidance of 300.0% of total Bank capital.

The First Bancorp - 2025 Form 10-K - Page 72

Composition of the ACL: The following table summarizes the composition of the ACL, by class of financing receivable and allowance, as of December 31, 2025 and 2024:

As of December 31,	2025	2024
Allowance for Individually Analyzed Loans
Commercial
Real estate owner occupied	$377,000	$—
Real estate non-owner occupied	1,209,000	—
Construction	—	—
C&I	961,000	1,047,000
Multifamily	—	—
Agriculture	—	—
Municipal	—	—
Residential
Term	87,000	—
Construction	—	—
Home Equity
Revolving and term	106,000	—
Consumer	—	—
Total	$2,740,000	$1,047,000
Allowance for Pooled Loans
Commercial
Real estate owner occupied	$4,967,000	$5,045,000
Real estate non-owner occupied	4,611,000	4,829,000
Construction	250,000	944,000
C&I	4,062,000	4,317,000
Multifamily	826,000	1,239,000
Agriculture	519,000	605,000
Municipal	193,000	262,000
Residential
Term	5,862,000	5,241,000
Construction	299,000	474,000
Home Equity
Revolving and term	852,000	686,000
Consumer	184,000	182,000
Total	$22,625,000	$23,824,000
Total Allowance for Credit Losses
Commercial
Real estate owner occupied	$5,344,000	$5,045,000
Real estate non-owner occupied	5,820,000	4,829,000
Construction	250,000	944,000
C&I	5,023,000	5,364,000
Multifamily	826,000	1,239,000
Agriculture	519,000	605,000
Municipal	193,000	262,000
Residential
Term	5,949,000	5,241,000
Construction	299,000	474,000
Home Equity
Revolving and term	958,000	686,000
Consumer	184,000	182,000
Total	$25,365,000	$24,871,000

The First Bancorp - 2025 Form 10-K - Page 73

A breakdown of the ACL as of December 31, 2025 and 2024, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2025	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$377,000	$4,173,000	$794,000	$5,344,000
Real estate non-owner occupied	1,209,000	3,979,000	632,000	5,820,000
Construction	—	194,000	56,000	250,000
C&I	961,000	3,522,000	540,000	5,023,000
Multifamily	—	669,000	157,000	826,000
Agriculture	—	472,000	47,000	519,000
Municipal	—	33,000	160,000	193,000
Residential
Term	87,000	5,270,000	592,000	5,949,000
Construction	—	249,000	50,000	299,000
Home Equity
Revolving and term	106,000	747,000	105,000	958,000
Consumer	—	174,000	10,000	184,000
	$2,740,000	$19,482,000	$3,143,000	$25,365,000

As of December 31, 2024	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,355,000	$690,000	$5,045,000
Real estate non-owner occupied	—	4,237,000	592,000	4,829,000
Construction	—	786,000	158,000	944,000
C&I	1,047,000	3,744,000	573,000	5,364,000
Multifamily	—	1,108,000	131,000	1,239,000
Agriculture	—	449,000	156,000	605,000
Municipal	—	35,000	227,000	262,000
Residential
Term	—	4,811,000	430,000	5,241,000
Construction	—	414,000	60,000	474,000
Home Equity
Revolving and term	—	600,000	86,000	686,000
Consumer	—	175,000	7,000	182,000
	$1,047,000	$20,714,000	$3,110,000	$24,871,000
The ACL as a percent of total loans stood at 1.06% as of December 31, 2025, and December 31, 2024.

The First Bancorp - 2025 Form 10-K - Page 74

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the years ended December 31, 2025 and 2024:

For the years ended December 31,	2025	2024
Allowance for credit losses:
Beginning balance	$714,000	$1,255,000
Credit loss reduction	(149,000)	(541,000)
Total ending allowance balance	$565,000	$714,000

The First Bancorp - 2025 Form 10-K - Page 75

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
4    Average
Credits rated "4" are characterized by borrowers that present more risk than 1, 2 and 3 rated loans and merit an ordinary level of ongoing monitoring. Financial condition is on par or somewhat below industry averages while cash flow is generally adequate to meet debt service requirements.
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

The First Bancorp - 2025 Form 10-K - Page 76

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2025
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$54,972	$43,055	$65,526	$64,412	$33,137	$94,034	$9,906	$—	$365,042
Special Mention (risk rating 6)	135	—	—	—	—	930	—	—	1,065
Substandard (risk rating 7)	—	1,734	1,369	7,263	257	1,533	—	—	12,156
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate owner occupied	55,107	44,789	66,895	71,675	33,394	96,497	9,906	—	378,263
Current period gross write-offs	—	—	—	—	—	(53)	—	—	(53)
Real estate non-owner occupied
Pass (risk rating 1-5)	56,787	31,264	38,156	65,396	97,598	103,651	11,713	—	404,565
Special Mention (risk rating 6)	—	—	—	1,155	8	1,653	—	—	2,816
Substandard (risk rating 7)	1,421	252	62	—	—	61	—	—	1,796
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate non-owner occupied	58,208	31,516	38,218	66,551	97,606	105,365	11,713	—	409,177
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	12,616	9,741	4,129	2,139	3,509	2,731	—	—	34,865
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	95	—	—	65	—	—	—	160
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	12,616	9,836	4,129	2,139	3,574	2,731	—	—	35,025
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	49,189	66,218	44,355	37,597	33,302	30,562	88,210	22,540	371,973
Special Mention (risk rating 6)	30	315	172	383	289	65	562	—	1,816
Substandard (risk rating 7)	867	26	911	319	32	496	467	—	3,118
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	50,086	66,559	45,438	38,299	33,623	31,123	89,239	22,540	376,907
Current period gross write-offs	—	(47)	(635)	—	(24)	(627)	—	—	(1,333)
Agriculture
Pass (risk rating 1-5)	8,670	9,778	2,405	4,614	3,381	15,176	1,960	177	46,161
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	1,323	90	254	211	—	106	—	—	1,984
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	9,993	9,868	2,659	4,825	3,381	15,282	1,960	177	48,145
Current period gross write-offs	—	—	—	—	(27)	—	—	—	(27)
Multifamily
Pass (risk rating 1-5)	45,208	16,212	8,366	44,110	17,488	19,093	768	—	151,245
Special Mention (risk rating 6)	160	—	1,600	—	271	—	—	—	2,031
Substandard (risk rating 7)	—	2,411	—	1,020	1,307	896	—	—	5,634
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	45,368	18,623	9,966	45,130	19,066	19,989	768	—	158,910
Current period gross write-offs	—	—	—	—	—	—	—	—	—

The First Bancorp - 2025 Form 10-K - Page 77

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2025
Municipal
Pass (risk rating 1-5)	6,274	6,872	16,482	2,798	4,287	15,361	—	—	52,074
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	6,274	6,872	16,482	2,798	4,287	15,361	—	—	52,074
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	67,304	83,037	86,924	138,568	113,437	244,356	1,251	118	734,995
Non-performing	391	166	51	604	954	2,027	—	—	4,193
Total Term	67,695	83,203	86,975	139,172	114,391	246,383	1,251	118	739,188
Current period gross write-offs	—	—	—	—	—	(1)	—	—	(1)
Construction
Performing	31,024	3,785	108	415	—	—	—	—	35,332
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	31,024	3,785	108	415	—	—	—	—	35,332
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home equity revolving and term
Performing	9,488	11,274	7,782	7,396	1,558	2,266	92,710	8,800	141,274
Non-performing	—	136	14	80	242	203	88	182	945
Total Home equity revolving and term	9,488	11,410	7,796	7,476	1,800	2,469	92,798	8,982	142,219
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	2,133	1,761	1,464	621	146	5,541	7,198	—	18,864
Non-performing	—	—	—	—	—	5	—	—	5
Total Consumer	2,133	1,761	1,464	621	146	5,546	7,198	—	18,869
Current period gross write-offs	(20)	(60)	(42)	(23)	(23)	(161)	—	—	(329)
Total loans	$347,992	$288,222	$280,130	$379,101	$311,268	$540,746	$214,833	$31,817	$2,394,109

The First Bancorp - 2025 Form 10-K - Page 78

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$47,724	$62,376	$77,469	$39,635	$26,448	$81,529	$10,727	$1,126	$347,034
Special Mention (risk rating 6)	125	3,026	5,334	—	195	1,603	50	—	10,333
Substandard (risk rating 7)	41	261	—	257	160	502	—	—	1,221
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate owner occupied	47,890	65,663	82,803	39,892	26,803	83,634	10,777	1,126	358,588
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate non-owner occupied
Pass (risk rating 1-5)	33,083	29,546	72,025	113,630	45,421	96,778	11,241	1,520	403,244
Special Mention (risk rating 6)	—	62	—	44	—	199	—	—	305
Substandard (risk rating 7)	289	—	—	—	—	61	—	—	350
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate non-owner occupied	33,372	29,608	72,025	113,674	45,421	97,038	11,241	1,520	403,899
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	36,478	22,629	26,650	7,826	1,356	2,314	—	—	97,253
Special Mention (risk rating 6)	—	—	2,007	44	—	199	—	—	2,250
Substandard (risk rating 7)	145	—	—	69	—	—	—	—	214
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	36,623	22,629	28,657	7,939	1,356	2,513	—	—	99,717
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	69,543	50,204	45,986	39,217	14,958	25,284	114,567	778	360,537
Special Mention (risk rating 6)	25	15	561	478	723	—	900	—	2,702
Substandard (risk rating 7)	473	1,227	356	30	15	19	200	—	2,320
Doubtful (risk rating 8)	—	—	—	—	—	258	—	—	258
Total C&I	70,041	51,446	46,903	39,725	15,696	25,561	115,667	778	365,817
Current period gross write-offs	—	(128)	(39)	(72)	(47)	(165)	—	—	(451)
Agriculture
Pass (risk rating 1-5)	11,694	2,749	5,790	3,835	14,651	6,023	4,546	215	49,503
Special Mention (risk rating 6)	—	474	—	52	—	152	600	—	1,278
Substandard (risk rating 7)	—	75	731	30	—	602	—	—	1,438
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	11,694	3,298	6,521	3,917	14,651	6,777	5,146	215	52,219
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Multifamily
Pass (risk rating 1-5)	14,048	13,102	33,558	17,335	14,483	12,152	781	—	105,459
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	1,020	1,341	912	—	—	—	3,273
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	14,048	13,102	34,578	18,676	15,395	12,152	781	—	108,732
Current period gross write-offs	—	—	—	—	—	—	—	—	—

The First Bancorp - 2025 Form 10-K - Page 79

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Municipal
Pass (risk rating 1-5)	9,503	18,642	4,017	3,822	8,498	17,345	—	—	61,827
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	9,503	18,642	4,017	3,822	8,498	17,345	—	—	61,827
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	56,378	94,816	148,877	130,413	84,028	192,466	2,109	121	709,208
Non-performing	—	—	297	257	380	665	—	—	1,599
Total Term	56,378	94,816	149,174	130,670	84,408	193,131	2,109	121	710,807
Current period gross write-offs	—	—	—	—	—	(37)	—	—	(37)
Construction
Performing	26,386	7,487	925	—	683	—	—	—	35,481
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	26,386	7,487	925	—	683	—	—	—	35,481
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home equity revolving and term
Performing	12,449	8,917	8,310	1,894	1,021	1,857	79,132	9,192	122,772
Non-performing	—	—	—	—	—	96	15	180	291
Total home equity revolving and term	12,449	8,917	8,310	1,894	1,021	1,953	79,147	9,372	123,063
Current period gross write-offs	—	—	—	—	—	(7)	—	—	(7)
Consumer
Performing	3,146	2,438	1,218	734	1,114	5,805	6,335	—	20,790
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	3,146	2,438	1,218	734	1,114	5,805	6,335	—	20,790
Current period gross write-offs	(13)	(53)	(72)	(39)	(20)	(55)	—	—	(252)
Total loans	$321,530	$318,046	$435,131	$360,943	$215,046	$445,909	$231,203	$13,132	$2,340,940
The First Bancorp - 2025 Form 10-K - Page 80

The following table presents ACL activity by class for the year ended December 31, 2025:

	Commercial						Municipal	Residential		Home Equity	Consumer	Total
Dollars in thousands	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and Term
For the year ended December 31, 2025
Beginning balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
Chargeoffs	(53)	—	—	(1,333)	—	(27)	—	(1)	—	—	(329)	(1,743)
Recoveries	—	—	—	76	—	—	—	7	—	16	89	188
Credit loss expense (reduction)	352	991	(694)	916	(413)	(59)	(69)	702	(175)	256	242	2,049
Ending balance	$5,344	$5,820	$250	$5,023	$826	$519	$193	$5,949	$299	$958	$184	$25,365
The following table presents ACL activity by class for the year ended December 31, 2024:

	Commercial						Municipal	Residential		Home Equity	Consumer	Total
Dollars in thousands	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the year ended December 31, 2024
Beginning balance	$4,633	$4,285	$1,978	$5,001	$1,318	$—	$334	$4,991	$618	$626	$246	$24,030
Chargeoffs	—	—	—	(451)	—	—	—	(37)	—	(7)	(252)	(747)
Recoveries	100	—	—	25	—	—	—	32	—	24	103	284
Credit loss expense (reduction)	312	544	(1,034)	789	(79)	605	(72)	255	(144)	43	85	1,304
Ending balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
The following table presents allowance for loan losses activity by class for the year ended December 31, 2023:

	Commercial					Municipal	Residential		Home Equity	Consumer	Unallocated	Total
Dollars in thousands	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily		Term	Construction	Revolving and term
For the year ended December 31, 2023
Beginning balance prior to adoption of ASC 326	$6,116	$—	$821	$3,097	$—	$162	$2,559	$199	$1,029	$1,062	$1,678	$16,723
Chargeoffs	(40)	—	—	(153)	—	—	—	—	(50)	(194)	—	(437)
Recoveries	2	75	—	3	—	—	14	—	13	97	—	204
Credit loss expense (reduction)	241	(105)	214	409	134	40	540	(316)	90	83	—	1,330
Impact of adopting ASC 326	$(1,686)	$4,315	$943	$1,645	$1,184	$132	$1,878	$735	$(456)	$(802)	$(1,678)	$6,210
Ending balance	$4,633	$4,285	$1,978	$5,001	$1,318	$334	$4,991	$618	$626	$246	$—	$24,030

The First Bancorp - 2025 Form 10-K - Page 81

As of December 31, 2025 and 2024, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

Macroeconomic (loss) drivers: The following loss drivers for each loan segment were used to calculate the expected probability of default over the forecast and reversion period:

•Commercial Real Estate Owner Occupied: FOMC median forecasts of national unemployment
•Commercial Real Estate Non-Owner Occupied: FOMC median forecasts of national unemployment
•Commercial Construction: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial & Industrial: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial Multifamily: FOMC median forecast of national unemployment
•Commercial Agriculture: FOMC median forecasts of national unemployment and change in national real GDP
•Municipal: Probability of default is measured based upon an index supplied by a nationally recognized ratings agency
•Residential Real Estate Term: FOMC median forecasts of national unemployment
•Residential Real Estate Construction: FOMC median forecast of national unemployment and change in national real GDP
•Home Equity Revolving & Term: FOMC median forecasts of national unemployment
•Consumer: FOMC median forecast of national unemployment and forecasted retail sales sourced from nationally known provider
Reasonable and supportable forecast period: The ACL on loans estimate used a reasonable and supportable forecast period of one year.
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

The First Bancorp - 2025 Form 10-K - Page 82

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2025	2024
Land	$6,144,000	$6,232,000
Land improvements	2,142,000	2,043,000
Buildings	34,748,000	33,033,000
Equipment	12,183,000	11,217,000
	55,217,000	52,525,000
Less accumulated depreciation	26,450,000	24,670,000
Total premises and equipment	$28,767,000	$27,855,000

Future minimum receipts under lease agreements at December 31, 2025 by year and in the aggregate are:

2026	$116,000
2027	116,000
2028	4,000
2029	4,000
2030	4,000
Thereafter	4,000
$248,000
Leases
The Company enters into operating leases in the normal course of business primarily for bank branch locations. The Company's operating leases have remaining terms ranging from one to 17 years, including options to renew.

The right‑of‑use asset and lease liability by lease type, and the associated balance sheet classifications as of December 31, 2025 and 2024 were as follows:

Balance Sheet Classification
		2025	2024
Right-of-use assets:
Operating leases	Premises and equipment, net	$477,000	$565,000

Lease liabilities:
Operating leases	Other liabilities	$477,000	$565,000

Supplemental Lease Information

As of December 31,	2025	2024
Operating lease weighted average remaining lease term (years)	15.3	14.7
Operating lease weighted average discount rate	1.79%	1.73%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$97,000	$97,000

Lease expense for the year ended December 31, 2025 related to these leases was $97,000. There was $97,000 in lease expense for 2024 and $97,000 for 2023.

The First Bancorp - 2025 Form 10-K - Page 83

Future lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows:

2026	$91,000
2027	28,000
2028	28,000
2029	28,000
2030	28,000
Thereafter	347,000

Total undiscounted lease payments	550,000
Less: imputed interest	73,000
Net lease liability	$477,000

Note 8. Other Real Estate Owned

The following summarizes OREO:

As of December 31,	2025	2024
Real estate acquired in settlement of loans	$—	$208,000

Changes in the allowance for losses from OREO were as follows:

For the years ended December 31,	2025	2024	2023
Balance at beginning of year	$35,000	$—	$—
Losses charged to allowance	(35,000)	—	—
Provision		35,000	—
Balance at end of year	$—	$35,000	$—

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2025	2024	2023
Federal income tax
Current	$6,859,000	$4,986,000	$7,011,000
Deferred	81,000	20,000	(1,360,000)
	6,940,000	5,006,000	5,651,000
State franchise tax	605,000	533,000	533,000
	$7,545,000	$5,539,000	$6,184,000

The First Bancorp - 2025 Form 10-K - Page 84

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2025		2024		2023
	Rate	Expense	Rate	Expense	Rate	Expense
Pretax income from continuing operations		$41,939,000		$32,584,000		$35,702,000
U.S. Federal statutory income tax rate		21.00%		21.00%		21.00%
Expected tax expense at statutory rate	21.00%	$8,807,000	21.00%	$6,843,000	21.00%	$7,498,000

Nontaxable or nondeductible Items
Tax exempt income	(5.76)%	$(2,417,000)	(7.18)%	$(2,340,000)	(6.23)%	$(2,224,000)
Nondeductible interest expense	2.09%	877,000	2.88%	940,000	2.08%	743,000
Other nontaxable income and nondeductible expenses	0.08%	32,000	0.09%	29,000	0.07%	24,000
State and local taxes, net of federal tax benefit	1.14%	478,000	1.29%	421,000	1.18%	421,000
Tax credits, net of amortization
Historical tax credits	(2.99)%	(1,252,000)	(2.81)%	(915,000)	(0.26)%	(92,000)
Low Income Housing tax credits	(0.66)%	(275,000)	(0.96)%	(313,000)	(0.98)%	(350,000)
Other tax credits	(0.06)%	(27,000)	(0.08)%	(27,000)	(0.08)%	(27,000)
Amortization of tax credit investments	2.96%	1,241,000	3.08%	1,002,000	0.75%	268,000
Other	0.19%	81,000	(0.31)%	(101,000)	(0.22)%	(77,000)
Foreign tax effects	—%	—	—%	—	—%	—
Effect of changes in tax laws or rates enacted in the current period	—%	—	—%	—	—%	—
Effect of cross-border tax laws	—%	—	—%	—	—%	—
Changes in valuation allowances	—%	—	—%	—	—%	—
Changes in unrecognized tax benefits	—%	—	—%	—	—%	—
Reported income tax expense	17.99%	$7,545,000	17.00%	$5,539,000	17.32%	$6,184,000
Effective income tax rate		17.99%		17.00%		17.32%
State taxes in Maine made up the majority (greater than 50%) of the effect of the state and local income tax category.

Income taxes paid were as follows:

For the years ended December 31,	2025	2024	2023
Domestic Federal Income Taxes Paid	$5,100,000	$3,997,000	$5,100,000
Domestic State Income Taxes Paid	570,000	530,000	521,000
Total Income Taxes Paid	$5,670,000	$4,527,000	$5,621,000

The First Bancorp - 2025 Form 10-K - Page 85

Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2025 and 2024 are as follows:

	2025	2024
Allowance for credit losses	$5,476,000	$5,414,000
OREO	—	7,000
Accrued pension and post-retirement	689,000	718,000
Unrealized loss on securities available for sale	8,331,000	11,343,000
Unrealized loss on derivative instruments	905,000	1,020,000
Unrealized loss on securities transferred from available for sale to held to maturity	10,000	12,000
Restricted stock grants	349,000	367,000
Core deposit intangible	21,000	25,000
Investment in flow through entities	144,000	141,000
Other assets	22,000	26,000
Total deferred tax asset	15,947,000	19,073,000
Net deferred loan costs	(2,900,000)	(2,826,000)
Depreciation	(2,266,000)	(2,253,000)
Goodwill	(424,000)	(371,000)
Mortgage servicing rights	(348,000)	(398,000)
Unrealized gain on derivative instruments	(905,000)	(1,062,000)
Prepaid expense	(273,000)	(292,000)
Total deferred tax liability	(7,116,000)	(7,202,000)
Net deferred tax asset	$8,831,000	$11,871,000

The Company invests in low income housing and historical tax credit structures. At December 31, 2025 and 2024, the carrying value of these investments was $3,224,000 and $2,069,000, respectively, and is recorded in other assets. Total unfunded commitments related to the investments in tax credit structures totaled $3,946,000 and $2,826,000 at December 31, 2025 and 2024, respectively. The company expects to fulfill these commitments during 2026 and 2027. Amortization of the investments in these entities totaled $1,253,000 and $1,029,000 for the years ended December 31, 2025 and 2024, respectively, and is recognized as a component of income tax expense in the consolidated statements of income and shown as amortization of investments in tax credit structures on the consolidated statements of cash flows. The tax credits from the investments are estimated at $1,527,000 and $1,228,000 for the years ended December 31, 2025 and 2024, respectively, and are recorded as a reduction of income tax expense.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2022 through 2025.

The First Bancorp - 2025 Form 10-K - Page 86

Note 10. Certificates of Deposit

The following table represents the breakdown of CDs at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Certificates of deposit < $100,000	$638,931,000	$702,632,000
Certificates $100,000 to $250,000	190,676,000	225,106,000
Certificates $250,000 and over	147,656,000	187,073,000
	$977,263,000	$1,114,811,000

At December 31, 2025, the scheduled maturities of CDs are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2026	$394,908,000	$332,759,000	$727,667,000
2027	137,254,000	3,488,000	140,742,000
2028	104,623,000	928,000	105,551,000
2029	1,039,000	250,000	1,289,000
2030	1,107,000	907,000	2,014,000
	$638,931,000	$338,332,000	$977,263,000

The First Bancorp - 2025 Form 10-K - Page 87

Note 11. Borrowed Funds

Borrowed funds may consist of Discount Window borrowings from the FRB, advances from the FHLB and securities sold under agreements to repurchase with customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2025 had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one day to one year. The Bank also has in place $101,000,000 in credit lines with correspondent banks and a credit facility of $313,000,000 with the FRBB using securities, commercial loans and home equity loans as collateral. Of the correspondent bank and FRB credit lines, none were in use as of December 31, 2025.

Borrowed funds at December 31, 2025 and 2024 have the following range of interest rates and maturity dates:

As of December 31, 2025
Federal Home Loan Bank Advances
2026	3.20% - 3.87%	$42,000,000
2027	4.12%	35,000,000
2028	3.86%	35,000,000
2029	0.00%	—
2030 and thereafter	0.00% - 3.20%	25,500,000
		137,500,000
Repurchase agreements
Municipal and commercial customers	0.05% - 4.03%	50,321,000
		$187,821,000

As of December 31, 2024
Federal Home Loan Bank Advances
2025	0.00%	$—
2026	0.00%	—
2027	3.97% - 4.12%	70,000,000
2028	0.00%	—
2029 and thereafter	2.89%	25,000,000
		95,000,000
Repurchase agreements
Municipal and commercial customers	0.05% - 5.00%	51,278,000
		$146,278,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to Internal Revenue Service determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $1,083,000, $1,108,000, and $1,067,000 in 2025, 2024, and 2023, respectively.

The First Bancorp - 2025 Form 10-K - Page 88

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years commencing upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $169,000 in 2025, $201,000 in 2024, and $57,000 in 2023. As of December 31, 2025 and 2024, the accrued liability of these plans was $2,460,000 and $2,578,000, respectively, and is recorded in other liabilities.

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

The following table sets forth the accumulated post-retirement benefit obligation and funded status:

At December 31,	2025	2024	2023
Change in benefit obligations
Benefit obligation at beginning of year:	$843,000	$919,000	$1,050,000
Interest cost	42,000	41,000	48,000
Benefits paid	(66,000)	(73,000)	(79,000)
Actuarial gain	1,000	(44,000)	(100,000)
Benefit obligation at end of year:	$820,000	$843,000	$919,000
Funded status
Benefit obligation at end of year	$(820,000)	$(843,000)	$(919,000)
Unamortized gain	(304,000)	(363,000)	(384,000)
Accrued benefit cost	$(1,124,000)	$(1,206,000)	$(1,303,000)
Weighted average discount rate as of December 31	4.91%	5.30%	4.67%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2025	2024	2023
Components of net periodic benefit cost
Interest cost	$42,000	$41,000	$48,000
Amortization of gains	(33,000)	(33,000)	—
Other settlement income	(24,000)	(31,000)	(33,000)
Net periodic benefit (credit) cost	$(15,000)	$(23,000)	$15,000
Weighted average discount rate for net periodic cost	5.30%	4.67%	4.75%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2026 is $85,000. For years ending 2027 through 2030, the estimated amount of benefits to be paid is $83,000, $80,000, $77,000 and $75,000, respectively, and the total estimated amount of benefits to be paid for years ended 2030 through 2033 is $328,000. Per actuarial projections, plan expense for 2026 is estimated to be $0.

The First Bancorp - 2025 Form 10-K - Page 89

In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

At December 31,	2025	2024	Portion to Be Recognized in Income in 2026
Unamortized net actuarial gain	$304,000	$363,000	$—
Deferred tax expense at 21%	(64,000)	(76,000)	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income	$240,000	$287,000	$—

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on AFS securities included in OCI for the years ended December 31, 2025, 2024 and 2023:

For the years ended December 31,	2025	2024	2023
Balance at beginning of year	$(42,671,000)	$(39,575,000)	$(44,718,000)
Unrealized gains (losses) arising during the year	14,341,000	(3,919,000)	6,510,000
Related deferred taxes	(3,011,000)	823,000	(1,367,000)
Net change	11,330,000	(3,096,000)	5,143,000
Balance at end of year	$(31,341,000)	$(42,671,000)	$(39,575,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from AFS to HTM included in OCI for the years ended December 31, 2025, 2024, and 2023:

For the years ended December 31,	2025	2024	2023
Balance at beginning of year	$(47,000)	$(56,000)	$(64,000)
Amortization of net unrealized gains	11,000	11,000	10,000
Related deferred taxes	(2,000)	(2,000)	(2,000)
Net change	9,000	9,000	8,000
Balance at end of year	$(38,000)	$(47,000)	$(56,000)

The following table represents the effect of the Company's derivative financial instruments included in OCI for the years ended December 31, 2025, 2024, and 2023:

For the years ended December 31,	2025	2024	2023
Balance at beginning of year	$157,000	$300,000	$544,000
Unrealized losses on cash flow hedging derivatives arising during the year	(198,000)	(181,000)	(309,000)
Related deferred taxes	41,000	38,000	65,000
Net change	(157,000)	(143,000)	(244,000)
Balance at end of year	$—	$157,000	$300,000

The First Bancorp - 2025 Form 10-K - Page 90

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in OCI for the years ended December 31, 2025, 2024, and 2023:

For the years ended December 31,	2025	2024	2023
Unrecognized postretirement benefits at beginning of year	$287,000	$303,000	$273,000
Change in unamortized net actuarial gain	(59,000)	(21,000)	39,000
Related deferred taxes	12,000	5,000	(9,000)
Net change	(47,000)	(16,000)	30,000
Unrecognized postretirement benefits at end of year	$240,000	$287,000	$303,000

The reclassification of accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

The First Bancorp - 2025 Form 10-K - Page 91

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
The details of the Bank's swap agreements are as follows:

					December 31, 2025		December 31, 2024
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	$75,000,000	$—	$75,000,000	$198,000
					$75,000,000	$—	$75,000,000	$198,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	$—	$—	$40,000,000	$(270,000)
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(352,000)	30,000,000	(216,000)
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(558,000)	30,000,000	(137,000)
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other Liabilities	—	—	50,000,000	(135,000)
					$60,000,000	$(910,000)	$150,000,000	$(758,000)
Total swap agreements					$135,000,000	$(910,000)	$225,000,000	$(560,000)
The details of the Bank's cap agreements are as follows:

					December 31, 2025		December 31, 2024
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value
Fair Value Hedges
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.050%	Other Assets	$50,000,000	$100,000	$—	$—
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.550%	Other Assets	50,000,000	54,000	$—	$—
Total cap agreements					$100,000,000	$154,000	$—	$—

The First Bancorp - 2025 Form 10-K - Page 92

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
At December 31, 2025 there were 18 customer loan swap arrangements in place. This compares to 10 customer loan swap arrangements in place at December 31, 2024. The details of the Bank's customer loan swap arrangements are detailed below:

		December 31, 2025			December 31, 2024
	Presentation on Consolidated Balance Sheets	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	6	$33,506,000	$3,551,000	8	$43,415,000	$4,772,000
Pay Fixed, Receive Variable	Other Liabilities	12	51,139,000	(757,000)	2	4,342,000	(87,000)
		18	84,645,000	2,794,000	10	47,757,000	4,685,000
Receive Fixed, Pay Variable	Other Assets	12	51,139,000	757,000	2	4,342,000	87,000
Receive Fixed, Pay Variable	Other Liabilities	6	33,506,000	(3,551,000)	8	43,415,000	(4,772,000)
		18	84,645,000	(2,794,000)	10	47,757,000	(4,685,000)
Total customer loan agreements		36	$169,290,000	$—	20	$95,514,000	$—
Derivative collateral
The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position, as requested. At December 31, 2025, there was no collateral posted on its swap contracts or required amount to be pledged.

The First Bancorp - 2025 Form 10-K - Page 93

Note 15. Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2025, 150,228 shares had been issued pursuant to these plans, leaving 99,772 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 20,028 shares in 2025, 18,535 shares in 2024, and 17,472 shares in 2023.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. The plan was amended in 2018 to reflect changes in its administration. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2025, 363,633 shares have been issued, leaving 236,367 shares available for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 16,619 shares in 2025, 15,908 shares in 2024, and 14,418 shares in 2023.
Proceeds from issuances of common stock under these plans totaled $916,000, $867,000 and $817,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

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
As of December 31, 2025, 172,916 shares of restricted stock had been granted under the 2020 Plan, of which 93,874 shares remain restricted as of December 31, 2025 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2023	3.0	25,659	0.1
2024	3.0	26,937	1.1
2024	2.0	1,869	0.1
2025	3.0	36,732	2.1
2025	1.0	2,677	0.1
		93,874	1.2
The compensation cost related to these restricted stock grants was $2,533,000 and will be recognized over the vesting terms of each grant. In 2025, $966,000 of expense was recognized for these restricted shares, leaving $872,000 in unrecognized expense as of December 31, 2025. In 2024, $895,000 of expense was recognized for restricted shares, leaving $770,000 in unrecognized expense as of December 31, 2024.

The First Bancorp - 2025 Form 10-K - Page 94

Note 17. Earnings Per Share

The following table provides detail for basic EPS and diluted EPS for the years ended December 31, 2025, 2024 and 2023:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2025
Net income as reported	$34,394,000
Basic EPS: Income available to common shareholders	34,394,000	11,088,831	$3.10
Effect of dilutive securities: restricted stock		115,736
Diluted EPS: Income available to common shareholders plus assumed conversions	$34,394,000	11,204,567	$3.07
For the year ended December 31, 2024
Net income as reported	$27,045,000
Basic EPS: Income available to common shareholders	27,045,000	11,051,829	$2.45
Effect of dilutive securities: restricted stock		87,006
Diluted EPS: Income available to common shareholders plus assumed conversions	$27,045,000	11,138,835	$2.43
For the year ended December 31, 2023
Net income as reported	$29,518,000
Basic EPS: Income available to common shareholders	29,518,000	10,998,041	$2.68
Effect of dilutive securities: restricted stock		83,847
Diluted EPS: Income available to common shareholders plus assumed conversions	$29,518,000	11,081,888	$2.66
All EPS calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are shares of restricted stock granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted stock was vested at the end of each period.

The First Bancorp - 2025 Form 10-K - Page 95

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The Bank may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2026 will be 2026 earnings plus retained earnings of $31,814,000 from 2025 and 2024.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities AFS is generally not included in computing regulatory capital. The Company maintains its capital in accordance with the Basel III regulatory capital framework as approved by the federal banking agencies. To avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of December 31, 2025, the Company's capital conservation buffer was 6.02%, and met the minimum requirement of 2.5%.
As of December 31, 2025, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the Bank's category.

The First Bancorp - 2025 Form 10-K - Page 96

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2025
Tier 2 capital to	$308,231,000	$176,702,000	$220,877,000
risk-weighted assets	13.95%	8.00%	10.00%
Tier 1 capital to	$282,155,000	$132,526,000	$176,702,000
risk-weighted assets	12.77%	6.00%	8.00%
Common equity Tier 1 capital to	$282,155,000	$99,395,000	$143,570,000
risk-weighted assets	12.77%	4.50%	6.50%
Tier 1 capital to	$282,155,000	$128,021,000	$160,027,000
average assets	8.82%	4.00%	5.00%
As of December 31, 2024
Tier 2 capital to	$288,343,000	$175,320,000	$219,150,000
risk-weighted assets	13.16%	8.00%	10.00%
Tier 1 capital to	$262,562,000	$131,490,000	$175,320,000
risk-weighted assets	11.98%	6.00%	8.00%
Common equity Tier 1 capital to	$262,562,000	$98,617,000	$142,447,000
risk-weighted assets	12.37%	4.50%	6.50%
Tier 1 capital to	$262,562,000	$126,185,000	$157,731,000
average assets	8.32%	4.00%	5.00%

The First Bancorp - 2025 Form 10-K - Page 97

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2025
Tier 2 capital to	$309,581,000	$176,702,000	n/a
risk-weighted assets	14.02%	8.00%	n/a
Tier 1 capital to	$283,505,000	$132,526,000	n/a
risk-weighted assets	12.84%	6.00%	n/a
Common equity Tier 1 capital to	$283,505,000	$99,395,000	n/a
risk-weighted assets	12.84%	4.50%	n/a
Tier 1 capital to	$283,505,000	$128,272,000	n/a
average assets	8.84%	4.00%	n/a
As of December 31, 2024
Tier 2 capital to	$289,745,000	$175,320,000	n/a
risk-weighted assets	13.22%	8.00%	n/a
Tier 1 capital to	$263,964,000	$131,490,000	n/a
risk-weighted assets	12.04%	6.00%	n/a
Common equity Tier 1 capital to	$263,964,000	$98,617,000	n/a
risk-weighted assets	12.42%	4.50%	n/a
Tier 1 capital to	$263,964,000	$124,641,000	n/a
average assets	8.47%	4.00%	n/a

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
Commitments for unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2025, 2024 or 2023.
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

The First Bancorp - 2025 Form 10-K - Page 98

At December 31, 2025 and 2024, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2025	2024
Unused lines, collateralized by residential real estate	$116,165,000	$110,675,000
Other unused commitments	132,370,000	120,870,000
Standby letters of credit	6,556,000	6,772,000
Commitments to extend credit	53,692,000	50,922,000
Total	$308,783,000	$289,239,000

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
At December 31, 2025, the Bank had one outstanding off-balance sheet, derivative instrument, designated as a cash flow hedge and four off-balance sheet, derivative instruments, designated as fair value hedges. Notional principal amounts totaled $75,000,000 and $160,000,000, respectively, with a cumulative unrealized loss of $597,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2025, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap agreements were entered into by the Bank to limit its exposure to rising interest rates.
The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of December 31, 2025, the Bank had 18 customer loan swap contracts in place with a total notional value of $169,290,000.

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

The First Bancorp - 2025 Form 10-K - Page 99

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
Loans
Fair values are estimated for portfolios of loans held for investment based on an exit pricing notion. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain IAL. Fair values of IAL are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the Company classifies IAL for which a specific reserve results in a fair value measure as Level 2. All other IAL are classified as Level 3. Management has elected to exclude loans held for sale from its fair value presentation. Loans held for sale typically consists solely of residential mortgage loans originated for sale in the secondary market which have been contracted to be sold at a specified price above par, are often de-minimus in amount, and are assets of the Bank for a short period of time, generally less than ten business days.

Other Real Estate Owned
Real estate acquired through foreclosure is initially recorded at fair value. The fair value of OREO is generally based on property appraisals and an analysis of sales prices of similar properties currently available. As such, the Company records OREO as nonrecurring Level 2.

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

The First Bancorp - 2025 Form 10-K - Page 100

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

The First Bancorp - 2025 Form 10-K - Page 101

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and 2024.

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$18,072,000	$—	$18,072,000
Mortgage-backed securities	—	210,434,000	—	210,434,000
State and political subdivisions	—	33,990,000	—	33,990,000
Asset-backed securities	—	1,984,000	—	1,984,000
Total securities available for sale	—	264,480,000	—	264,480,000
Interest rate cap agreements	—	154,000	—	154,000
Customer loan interest swap agreements	—	4,308,000	—	4,308,000
Total interest rate agreements	—	4,462,000	—	4,462,000
Total assets	$—	$268,942,000	$—	$268,942,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$910,000	$—	$910,000
Customer loan interest swap agreements	—	4,308,000	—	4,308,000
Total liabilities	$—	$5,218,000	$—	$5,218,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government-sponsored agencies	$—	$19,796,000	$—	$19,796,000
Mortgage-backed securities	—	219,382,000	—	219,382,000
State and political subdivisions	—	33,252,000	—	33,252,000
Asset-backed securities	—	2,250,000	—	2,250,000
Total securities available for sale	—	274,680,000	—	274,680,000
Interest rate swap agreements	—	198,000	—	198,000
Customer loan interest swap agreements	—	4,859,000	—	4,859,000
Total interest rate swap agreements	—	5,057,000	—	5,057,000
Total assets	$—	$279,737,000	$—	$279,737,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$758,000	$—	$758,000
Customer loan interest swap agreements	—	4,859,000	—	4,859,000
Total liabilities	$—	$5,617,000	$—	$5,617,000

The First Bancorp - 2025 Form 10-K - Page 102

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve at at December 31, 2025 and 2024. There was no OREO or related allowance at December 31, 2025. OREO is presented net of an allowance of $35,000 at December 31, 2024. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. IAL below are presented net of specific allowances of $2,740,000 and $821,000 at December 31, 2025 and 2024, respectively.

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,685,000	$—	$2,685,000
Individually analyzed loans	—	6,781,000	—	6,781,000
Total assets	$—	$9,466,000	$—	$9,466,000

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$3,054,000	$—	$3,054,000
Other real estate owned	—	173,000	—	173,000
Individually analyzed loans	—	538,000	—	538,000
Total assets	$—	$3,765,000	$—	$3,765,000

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

The First Bancorp - 2025 Form 10-K - Page 103

The carrying amounts and estimated fair values for financial instruments as of December 31, 2025 were as follows:

	Carrying	Estimated
As of December 31, 2025	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$355,928,000	$315,482,000	$—	$315,482,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	776,276,000	760,452,000	—	—	760,452,000
Construction	34,775,000	34,066,000	—	—	34,066,000
Other	577,594,000	575,640,000	—	6,781,000	568,859,000
Municipal	51,881,000	48,805,000	—	—	48,805,000
Residential
Term	733,239,000	688,100,000	—	—	688,100,000
Construction	35,033,000	34,800,000	—	—	34,800,000
Home equity line of credit	141,261,000	139,205,000	—	—	139,205,000
Consumer	18,685,000	16,387,000	—	—	16,387,000
Total loans	2,368,744,000	2,297,455,000	—	6,781,000	2,290,674,000
Mortgage servicing rights	1,655,000	2,685,000	—	2,685,000	—
Financial liabilities
Local certificates of deposit	$373,671,000	$347,571,000	$—	$347,571,000	$—
National certificates of deposit	603,592,000	630,910,000	—	630,910,000	—
Total certificates of deposit	977,263,000	978,481,000	—	978,481,000	—
Repurchase agreements	50,321,000	50,241,000	—	50,241,000	—
Other borrowed funds	137,500,000	137,942,000	—	137,942,000	—
Total borrowed funds	187,821,000	188,183,000	—	188,183,000	—
The First Bancorp - 2025 Form 10-K - Page 104

The carrying amounts and estimated fair values for financial instruments as of December 31, 2024 were as follows:

	Carrying	Estimated
As of December 31, 2024	value	fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$369,704,000	$314,993,000	$—	$314,993,000	$—
Loans held for sale	—	—	—	—	—
Loans (net of allowance for credit losses)
Commercial
Real estate	752,613,000	720,898,000	—	—	720,898,000
Construction	98,773,000	94,611,000	—	—	94,611,000
Other	519,560,000	513,417,000	—	538,000	512,879,000
Municipal	61,565,000	57,657,000	—	—	57,657,000
Residential
Term	705,566,000	643,402,000	—	—	643,402,000
Construction	35,007,000	34,631,000	—	—	34,631,000
Home equity line of credit	122,377,000	119,930,000	—	—	119,930,000
Consumer	20,608,000	18,274,000	—	—	18,274,000
Total loans	2,316,069,000	2,202,820,000	—	538,000	2,202,282,000
Mortgage servicing rights	1,894,000	3,054,000	—	3,054,000	—
Financial liabilities
Local certificates of deposit	$385,897,000	$365,937,000	$—	$365,937,000	$—
National certificates of deposit	728,914,000	747,681,000	—	747,681,000	—
Total certificates of deposit	1,114,811,000	1,113,618,000	—	1,113,618,000	—
Repurchase agreements	51,278,000	51,181,000	—	51,181,000	—
Other borrowed funds	95,000,000	95,066,000	—	95,066,000	—
Total borrowed funds	146,278,000	146,247,000	—	146,247,000	—

Note 21. Other Operating Income and Expense

There were no items within Other Operating Income that totaled more than 1% of revenues. Other operating expense includes the following items greater than 1% of revenues:

For the years ended December 31,	2025	2024	2023
Other operating expense
Advertising and marketing expense	$1,234,000	$1,225,000	$1,187,000
ATM and interchange expense	2,056,000	1,871,000	1,714,000

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

The First Bancorp - 2025 Form 10-K - Page 105

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2025	2024
Assets
Cash and cash equivalents	$1,070,000	$1,074,000
Dividends receivable	4,000,000	3,900,000
Investment in subsidiary	254,234,000	223,532,000
Goodwill	27,559,000	27,559,000
Other assets	450,000	462,000
Total assets	$287,313,000	$256,527,000
Liabilities and shareholders' equity
Dividends payable	$4,152,000	$4,016,000
Other liabilities	18,000	18,000
Total liabilities	4,170,000	4,034,000
Shareholders' equity
Common stock	112,000	112,000
Additional paid-in capital	73,714,000	71,832,000
Retained earnings	209,317,000	180,549,000
Total shareholders' equity	283,143,000	252,493,000
Total liabilities and shareholders' equity	$287,313,000	$256,527,000

The First Bancorp - 2025 Form 10-K - Page 106

Statements of Income

For the years ended December 31,	2025	2024	2023
Other operating income	$—	$—	$—
Total income	—	—	—
Other operating expense	1,346,000	1,313,000	1,202,000
Total expense	1,346,000	1,313,000	1,202,000
Loss before income taxes and Bank earnings	(1,346,000)	(1,313,000)	(1,202,000)
Applicable income taxes	(273,000)	(311,000)	(279,000)
Loss before Bank earnings	(1,073,000)	(1,002,000)	(923,000)
Equity in earnings of Bank
Remitted	15,900,000	15,800,000	14,750,000
Unremitted	19,567,000	12,247,000	15,691,000
Net income	$34,394,000	$27,045,000	$29,518,000

Statements of Cash Flows

For the years ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$34,394,000	$27,045,000	$29,518,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	966,000	895,000	820,000
Decrease (increase) in other assets	12,000	(2,000)	6,000
Increase in dividends receivable	(100,000)	(150,000)	(150,000)
Increase in dividends payable	—	—	129,000
Increase (decrease) in other liabilities	—	14,000	(2,000)
Unremitted earnings of Bank	(19,567,000)	(12,247,000)	(15,691,000)
Net cash provided by operating activities	15,705,000	15,555,000	14,630,000
Cash flows from financing activities:
Purchase of common stock	(282,000)	(212,000)	(250,000)
Proceeds from sale of common stock	916,000	867,000	817,000
Dividends paid	(16,343,000)	(15,803,000)	(15,409,000)
Net cash used in financing activities	(15,709,000)	(15,148,000)	(14,842,000)
Net (decrease) increase in cash and cash equivalents	(4,000)	407,000	(212,000)
Cash and cash equivalents at beginning of year	1,074,000	667,000	879,000
Cash and cash equivalents at end of year	$1,070,000	$1,074,000	$667,000

The First Bancorp - 2025 Form 10-K - Page 107

Note 25. New Accounting Pronouncements
In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities, such as the Company, to provide enhanced disclosures on the amount of income taxes paid disaggregated by type and jurisdiction. Adoption is required for annual periods beginning after December 15, 2024 and has not had a material impact on the Company's consolidated financial statements.

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

In November 2025 the FASB issued ASU 2025-08, Financials Instruments - Credit Losses (Topic 326): Purchased Loans. The ASU expands the use of the gross-up approach to include purchased seasoned loans, defined as loans (excluding credit cards) acquired without significant credit deterioration and deemed to be seasoned; seasoned loans are those obtained either through a business combination or purchase at least ninety days after origination, provided the acquirer was not involved in the origination. The change is intended to reduce complexity and subjectivity in loan purchase transactions, and to reduce the risk of double counting expected credit losses that are already reflected in fair value determinations made at the time of acquisition. ASU 2025-08 is effective for reporting periods beginning after December 15, 2026; early adoption is permitted. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

The First Bancorp - 2025 Form 10-K - Page 108

Note 26. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2024Q1	2024Q2	2024Q3	2024Q4	2025Q1	2025Q2	2025Q3	2025Q4
Balance Sheets
Cash and cash equivalents	$23,875	$27,816	$35,136	$27,636	$26,432	$27,360	$31,606	$27,779
Interest-bearing deposits in other banks	2,911	33,133	17,199	22,100	2,938	3,253	7,225	4,124
Investments	653,904	651,023	662,656	644,384	649,335	646,121	636,045	620,408
Restricted equity securities	5,933	7,110	6,420	7,203	7,509	7,734	6,916	8,275
Net loans and loans held for sale	2,149,539	2,222,977	2,283,254	2,316,069	2,358,036	2,369,178	2,373,765	2,368,744
Other assets	142,008	142,885	137,898	139,618	143,122	145,864	142,921	136,973
Total assets	$2,978,170	$3,084,944	$3,142,563	$3,157,010	$3,187,372	$3,199,510	$3,198,478	$3,166,303
Deposits	$2,548,988	$2,578,080	$2,702,718	$2,725,251	$2,711,335	$2,705,337	$2,737,550	$2,664,752
Borrowed funds	154,779	230,620	151,027	146,278	185,444	196,170	152,968	187,821
Other liabilities	31,779	31,576	32,035	32,988	30,912	32,511	33,394	30,587
Shareholders' equity	242,624	244,668	256,783	252,493	259,681	265,492	274,566	283,143
Total liabilities & equity	$2,978,170	$3,084,944	$3,142,563	$3,157,010	$3,187,372	$3,199,510	$3,198,478	$3,166,303
Income and Comprehensive Income Statements
Interest income	$34,988	$36,558	$38,287	$38,999	$38,709	$39,825	$41,005	$40,732
Interest expense	20,108	21,483	21,885	21,446	20,910	21,416	20,947	19,621
Net interest income	14,880	15,075	16,402	17,553	17,799	18,409	20,058	21,111
Credit loss (reduction) expense	(513)	512	(638)	1,164	392	486	700	272
Net interest income after credit loss (reduction) expense	15,393	14,563	17,040	16,389	17,407	17,923	19,358	20,839
Non-interest income	3,640	4,157	4,122	4,436	4,002	4,129	4,475	4,734
Non-interest expense	11,761	11,250	12,000	12,145	12,844	12,199	12,754	13,131
Income before taxes	7,272	7,470	9,162	8,680	8,565	9,853	11,079	12,442
Income taxes	1,251	1,299	1,591	1,398	1,488	1,790	1,997	2,270
Net income	$6,021	$6,171	$7,571	$7,282	$7,077	$8,063	$9,082	$10,172
Basic earnings per share	$0.55	$0.56	$0.69	$0.65	$0.64	$0.73	$0.82	$0.91
Diluted earnings per share	$0.54	$0.55	$0.68	$0.66	$0.63	$0.72	$0.81	$0.91
Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on securities available for sale	$(3,241)	$(553)	$8,975	$(8,277)	$3,969	$1,465	$3,714	$2,182
Net unrealized gain (loss) on securities transferred from available for sale to held to maturity	2	3	2	2	2	(15)	20	2
Net unrealized gain (loss) on cash flow hedging derivative instruments	435	(2)	(869)	293	(75)	2	(65)	(19)
Unrecognized loss on postretirement benefit costs	—	—	—	(16)	—	—	—	(47)
Other comprehensive income (loss)	$(2,804)	$(552)	$8,108	$(7,998)	$3,896	$1,452	$3,669	$2,118
Comprehensive income (loss)	$3,217	$5,619	$15,679	$(716)	$10,973	$9,515	$12,751	$12,290

The First Bancorp - 2025 Form 10-K - Page 109

Note 27. Acquisitions and Intangible Assets

On December 11, 2020, the Company acquired a branch at 1B Belmont Avenue, Belfast, Maine from Bangor Savings Bank. The acquisition added to its existing book of business in Belfast and Waldo County. The Company has leveraged having a physical presence in Belfast and the base of new customers to grow its loan and deposit share in the market. There were no acquisitions in 2024 or 2025.
The core deposit intangible related to the FNB Bankshares acquisition was fully amortized in 2015. The core deposit intangible related to the Rockland branch acquisition was fully amortized in 2022. The core deposit intangible related to the Belfast branch acquisition is being amortized on a straight-line basis over ten years. Annual amortization expense for 2025 and 2024 was $26,000, and the amortization expense for each year until fully amortized (presently expected to be 2031) will be $26,000. The Belfast core deposit intangible is being amortized on a straight-line basis as the Company does not expect significant run off in the core deposits.

The First Bancorp - 2025 Form 10-K - Page 110

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc. and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of The First Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2025, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the year then ended, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of their operations and their cash flows for the year then ended, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The consolidated financial statements of the Company as of December 31, 2024, and for the years ended December 31, 2024 and 2023, along with the Company’s internal control over financial reporting as of December 31, 2024, were audited by other auditors whose report dated March 7, 2025, expressed an unqualified opinion on those statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures

As described in Notes 5 and 6 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $2,394,109,000, related allowance for credit losses of $25,365,000, off-balance credit exposures of $129,566,000, and related allowance for credit losses on off-balance sheet exposures of $565,000 as of December 31, 2025. The Company's allowance for credit losses on loans and off-balance sheet credit exposures are material and complex estimates requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio and off-balance sheet credit exposures.

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

The First Bancorp - 2025 Form 10-K - Page 111

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

We have served as the Company’s auditor since 2025.

/s/ BDMP Assurance, LLP
Firm ID 136
Portland, Maine
March 6, 2026

The First Bancorp - 2025 Form 10-K - Page 112

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2025, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2025. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

BDMP Assurance, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ Richard M. Elder
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 6, 2026	March 6, 2026

The First Bancorp - 2025 Form 10-K - Page 113

ITEM 9B. Other Information

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2026 and is incorporated herein by reference.

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

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2026 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2026 and is incorporated herein by reference.

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category
Equity compensation plans approved by security holders	—	$—	228,934
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	228,934

The First Bancorp - 2025 Form 10-K - Page 114

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2026 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2026 and is incorporated herein by reference.

The First Bancorp - 2025 Form 10-K - Page 115

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
Exhibit 3.3 Amendment to the Registrant's Articles of Incorporation authorizing issuance of preferred stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K on December 29, 2008).
Exhibit 3.4 Amendment to the Registrant's Articles of Incorporation authorizing issuance of preferred stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 12, 2009).
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
Exhibit 14.1 Code of Ethics for Senior Financial Officers, adopted by the Board of Directors on June 19, 2003, (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 15, 2005).
Exhibit 14.2 Code of Business Conduct and Ethics, approved by the Board of Directors on September 25, 2025*
Exhibit 19.1 Insider Trading Policy, adopted by the Board of Directors on February 29, 2024 (incorporated by reference as Exhibit 19.1 to the Company's Form 10-K filed on March 8, 2024).
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm*
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934*
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934*
Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
Exhibit 97.1 Clawback Policy, adopted by the Board of Directors on July 27, 2023 (incorporated by reference as Exhibit 97.1 to the Company's Form 10-K filed on March 8, 2024).
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

*Filed herewith

The First Bancorp - 2025 Form 10-K - Page 116

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ RICHARD M. ELDER
Tony C. McKim, President and Director	Richard M. Elder, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 6, 2026	March 6, 2026

/s/ BRUCE TINDAL	/s/ ROBERT B. GREGORY
Bruce A. Tindal, Director and Chairman of the Board	Robert B. Gregory, Director
March 6, 2026	March 6, 2026

/s/ RENEE W. KELLY	/s/ CORNELIUS J. RUSSELL
Renee W. Kelly, Director	Cornelius J. Russell, Director
March 6, 2026	March 6, 2026

/s/ STUART G. SMITH	/s/ KIMBERLY S. SWAN
Stuart G. Smith, Director	Kimberly S. Swan, Director
March 6, 2026	March 6, 2026

/s/ F. STEPHEN WARD	/s/ INGRID H. W. KACHMAR
F. Stephen Ward, Director	Ingrid H. W. Kachmar, Director
March 6, 2026	March 6, 2026

The First Bancorp - 2025 Form 10-K - Page 117