Form 10-Q
period 2026-03-31
First Bancorp, Inc /ME/
filed 2026-05-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2026
Common Stock: 11,275,758 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2026	2025
Summary of Operations
Interest Income	$39,139	$38,709
Interest Expense	18,450	20,910
Net Interest Income	20,689	17,799
Credit Loss Expense	620	392
Non-Interest Income	4,451	4,002
Non-Interest Expense	13,616	12,844
Net Income	8,993	7,077
Per Common Share Data
Basic Earnings per Share	$0.81	$0.64
Diluted Earnings per Share	0.80	0.63
Cash Dividends Declared	0.37	0.36
Book Value per Common Share	25.44	23.19
Tangible Book Value per Common Share[2]	22.71	20.44
Market Value	28.03	24.72
Financial Ratios
Return on Average Equity[1]	12.64%	11.13%
Return on Average Tangible Common Equity[1,2]	14.15%	12.64%
Return on Average Assets[1]	1.15%	0.91%
Average Equity to Average Assets	9.10%	8.15%
Average Tangible Equity to Average Assets[2]	8.13%	7.17%
Net Interest Margin Tax-Equivalent[1,2]	2.86%	2.48%
Dividend Payout Ratio	45.74%	56.34%
Allowance for Credit Losses/Total Loans	1.05%	1.05%
Non-Performing Loans to Total Loans	0.67%	0.25%
Non-Performing Assets to Total Assets	0.51%	0.19%
Efficiency Ratio[2]	52.64%	56.93%
At Period End
Total Assets	$3,200,763	$3,187,372
Total Loans	2,405,149	2,383,150
Total Investment Securities	619,159	656,844
Total Deposits	2,664,643	2,711,335
Total Shareholders' Equity	286,784	259,681
1Annualized using a 365-day basis in both 2026 and 2025.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2026 and 2025 and for the three-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDMP Assurance, LLP
Portland, Maine
May 8, 2026

Consolidated Balance Sheets (Unaudited) - The First Bancorp, Inc. and Subsidiary

	March 31, 2026	December 31, 2025	March 31, 2025
Assets
Cash and cash equivalents	$23,607,000	$27,779,000	$26,432,000
Interest bearing deposits in other banks	30,075,000	4,124,000	2,938,000
Securities available for sale	256,788,000	264,480,000	280,764,000
Securities held-to-maturity (net of ACL), fair value of $308,676,000 at March 31, 2026, $315,482,000 at December 31, 2025 and $312,788,000 at March 31, 2025	354,057,000	355,928,000	368,571,000
Restricted equity securities, at cost	8,314,000	8,275,000	7,509,000
Loans	2,405,149,000	2,394,109,000	2,383,150,000
Less allowance for credit losses	25,209,000	25,365,000	25,114,000
Net loans	2,379,940,000	2,368,744,000	2,358,036,000
Accrued interest receivable	19,247,000	14,185,000	17,923,000
Premises and equipment, net	28,720,000	28,767,000	28,626,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	69,369,000	63,375,000	65,927,000
Total assets	$3,200,763,000	$3,166,303,000	$3,187,372,000
Liabilities
Demand deposits	$268,100,000	$279,912,000	$267,876,000
NOW deposits	660,511,000	689,083,000	613,245,000
Money market deposits	453,210,000	469,689,000	398,966,000
Savings deposits	247,084,000	248,805,000	261,732,000
Certificates of deposit	1,035,738,000	977,263,000	1,169,516,000
Total deposits	2,664,643,000	2,664,752,000	2,711,335,000
Borrowed funds – short term	100,296,000	92,321,000	115,444,000
Borrowed funds – long term	95,500,000	95,500,000	70,000,000
Other liabilities	53,540,000	30,587,000	30,912,000
Total liabilities	2,913,979,000	2,883,160,000	2,927,691,000
Shareholders' equity
Common stock, one cent par value per share	113,000	112,000	112,000
Additional paid-in capital	74,255,000	73,714,000	72,355,000
Retained earnings	245,001,000	240,456,000	225,592,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(32,790,000)	(31,341,000)	(38,702,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(35,000)	(38,000)	(45,000)
Net unrealized gain on cash flow hedging derivative instruments	—	—	82,000
Net unrealized gain on postretirement costs	240,000	240,000	287,000
Total shareholders' equity	286,784,000	283,143,000	259,681,000
Total liabilities & shareholders' equity	$3,200,763,000	$3,166,303,000	$3,187,372,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,271,014	11,222,363	11,196,881
Book value per common share	$25.44	$25.23	$23.19
Tangible book value per common share	$22.71	$22.49	$20.44
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited) - The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2026	2025
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $591,000 for March 31, 2026 and $721,000 for March 31, 2025)	$34,725,000	$33,924,000
Interest on deposits with other banks	30,000	56,000
Interest and dividends on investments (includes YTD tax-exempt income of $1,902,000 for March 31, 2026 and $1,955,000 for March 31, 2025)	4,384,000	4,729,000
Total interest income	39,139,000	38,709,000
Interest expense
Interest on deposits	16,702,000	19,269,000
Interest on borrowed funds	1,748,000	1,641,000
Total interest expense	18,450,000	20,910,000
Net interest income	20,689,000	17,799,000
Credit loss expense - loans	650,000	396,000
Credit loss (reduction) expense - debt securities HTM	(1,000)	1,000
Credit loss reduction - off-balance sheet credit exposures	(29,000)	(5,000)
Total credit loss expense	620,000	392,000
Net interest income after provision for credit losses	20,069,000	17,407,000
Non-interest income
Investment management and fiduciary income	1,486,000	1,317,000
Service charges on deposit accounts	560,000	531,000
Net securities gains	12,000	—
Mortgage origination and servicing income, net of amortization	176,000	195,000
Debit card income	1,200,000	1,170,000
Other operating income	1,017,000	789,000
Total non-interest income	4,451,000	4,002,000
Non-interest expense
Salaries and employee benefits	7,330,000	6,850,000
Occupancy expense	956,000	877,000
Furniture and equipment expense	1,543,000	1,462,000
FDIC insurance premiums	570,000	694,000
Amortization of identified intangibles	7,000	7,000
Other operating expense	3,210,000	2,954,000
Total non-interest expense	13,616,000	12,844,000
Income before income taxes	10,904,000	8,565,000
Income tax expense	1,911,000	1,488,000
NET INCOME	$8,993,000	$7,077,000
Basic earnings per common share	$0.81	$0.64
Diluted earnings per common share	$0.80	$0.63
Other comprehensive income (loss) net of tax
Net unrealized (loss) gain on securities available for sale, net of taxes	$(1,449,000)	$3,969,000
Net unrealized gain on transferred securities, net of taxes	3,000	2,000
Net unrealized loss on hedging derivative instruments	—	(75,000)
Other comprehensive (loss) gain	(1,446,000)	3,896,000
Comprehensive income	$7,547,000	$10,973,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited) - The First Bancorp, Inc. and Subsidiary

Three Month Period Ended March 31, 2026 and 2025
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2024	11,155,528	$71,944,000	$222,823,000	$(42,274,000)	$252,493,000
Net income	—	—	7,077,000	—	7,077,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	3,969,000	3,969,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	2,000	2,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(75,000)	(75,000)
Comprehensive income	—	—	7,077,000	3,896,000	10,973,000
Cash dividends declared ($0.36 per share)	—	—	(4,031,000)	—	(4,031,000)
Equity compensation expense	—	298,000	—	—	298,000
Payment to repurchase common stock	(10,784)	—	(277,000)	—	(277,000)
Issuance of restricted stock	43,297	—	—	—	—
Proceeds from sale of common stock	8,840	225,000	—	—	225,000
Balance at March 31, 2025	11,196,881	$72,467,000	$225,592,000	$(38,378,000)	$259,681,000

Balance at December 31, 2025	11,222,363	$73,826,000	$240,456,000	$(31,139,000)	$283,143,000
Net income	—	—	8,993,000	—	8,993,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,449,000)	(1,449,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	3,000	3,000
Comprehensive income (loss)	—	—	8,993,000	(1,446,000)	7,547,000
Cash dividends declared ($0.37 per share)	—	—	(4,170,000)	—	(4,170,000)
Equity compensation expense	—	306,000	—	—	306,000
Payment to repurchase common stock	(10,177)	—	(278,000)	—	(278,000)
Issuance of restricted stock	50,289	—	—	—	—
Proceeds from sale of common stock	8,539	236,000	—	—	236,000
Balance at March 31, 2026	11,271,014	$74,368,000	$245,001,000	$(32,585,000)	$286,784,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) - The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$8,993,000	$7,077,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	550,000	553,000
Change in deferred taxes	530,000	310,000
Credit loss expense	620,000	392,000
Loans originated for resale	(1,530,000)	(3,041,000)
Proceeds from sales and transfers of loans	1,587,000	3,099,000
Net gain on sales of loans	(57,000)	(58,000)
Net gain on sale or call of securities	(12,000)	—
Net amortization of premiums on investments	115,000	127,000
Net gain on sale of other real estate owned	—	(33,000)
Equity compensation expense	306,000	298,000
Net increase in other assets and accrued interest	(11,310,000)	(3,631,000)
Net increase (decrease) in other liabilities	22,507,000	(3,214,000)
Net loss (gain) on disposal of premises and equipment	1,000	(15,000)
Amortization of investment in limited partnership	466,000	309,000
Net acquisition amortization	7,000	7,000
Net cash provided by operating activities	22,773,000	2,180,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(25,951,000)	19,162,000
Proceeds from sales of securities available for sale	1,410,000	—
Proceeds from maturities, payments and calls of securities available for sale	10,380,000	8,471,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	3,860,000	1,129,000
Proceeds from sales of other real estate owned	—	206,000
Purchases of securities available for sale	(6,019,000)	(9,652,000)
Purchases of securities to be held to maturity	(2,000,000)	—
Change in restricted equity securities	(39,000)	(306,000)
Net increase in loans	(11,846,000)	(42,363,000)
Capital expenditures	(526,000)	(1,352,000)
Proceeds from disposal of premises and equipment	—	22,000
Net cash used by investing activities	(30,731,000)	(24,683,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(58,584,000)	(68,621,000)
Net increase in certificates of deposit	58,475,000	54,705,000
Net increase in short-term borrowings	7,975,000	64,166,000
Repayment on long-term borrowings	—	(25,000,000)
Payment to repurchase common stock	(278,000)	(277,000)
Proceeds from sale of common stock	236,000	225,000
Dividends paid	(4,038,000)	(3,899,000)
Net cash provided by financing activities	3,786,000	21,299,000
Net decrease in cash and cash equivalents	(4,172,000)	(1,204,000)
Cash and cash equivalents at beginning of period	27,779,000	27,636,000
Cash and cash equivalents at end of period	$23,607,000	$26,432,000

	For the three months ended March 31,
	2026	2025
Interest paid	$18,322,000	$20,843,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$1,449,000	$(3,969,000)
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The Company is a financial holding company that owns all of the common stock of the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2026 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2025.

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
Risks and Uncertainties
Global markets have experienced heightened volatility following military actions initiated against Iran and subsequent retaliation. Economic impacts in the U.S. have included a modest increase in interest rates across the yield curve, a drop in equity markets to near correction territory before rebounding, increased fuel prices, speculation around a re-kindling of inflation, and change in expectation from several rates cuts by the FOMC in 2026 to none. The duration of the Iran conflict is unknown and economic impacts difficult to measure. Any or all of the foregoing could ultimately have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.
Subsequent Events
Events occurring subsequent to March 31, 2026, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2026:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$23,045,000	$—	$(5,087,000)	$17,958,000
Mortgage-backed securities	236,884,000	210,000	(30,780,000)	206,314,000
State and political subdivisions	36,461,000	—	(5,861,000)	30,600,000
Asset-backed securities	1,903,000	13,000	—	1,916,000
	$298,293,000	$223,000	$(41,728,000)	$256,788,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,325,000)	$29,775,000
Mortgage-backed securities	47,634,000	72,000	(8,975,000)	38,731,000
State and political subdivisions	247,468,000	71,000	(27,768,000)	219,771,000
Corporate securities	21,000,000	76,000	(677,000)	20,399,000
	$354,202,000	$219,000	$(45,745,000)	$308,676,000
Less allowance for credit losses	(145,000)	—	—	—
Net securities to be held to maturity	$354,057,000	$219,000	$(45,745,000)	$308,676,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,277,000	$—	$—	$7,277,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,314,000	$—	$—	$8,314,000
The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$23,045,000	$—	$(4,973,000)	$18,072,000
Mortgage-backed securities	240,166,000	410,000	(30,142,000)	210,434,000
State and political subdivisions	38,953,000	26,000	(4,989,000)	33,990,000
Asset-backed securities	1,989,000	10,000	(15,000)	1,984,000
	$304,153,000	$446,000	$(40,119,000)	$264,480,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,221,000)	$29,879,000
Mortgage-backed securities	48,566,000	116,000	(8,924,000)	39,758,000
State and political subdivisions	248,408,000	161,000	(22,972,000)	225,597,000
Corporate securities	21,000,000	52,000	(804,000)	20,248,000
	$356,074,000	$329,000	$(40,921,000)	$315,482,000
Less allowance for credit losses	(146,000)	—	—	—
Net securities to be held to maturity	$355,928,000	$329,000	$(40,921,000)	$315,482,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,238,000	$—	$—	$7,238,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,275,000	$—	$—	$8,275,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$24,543,000	$—	$(5,593,000)	$18,950,000
Mortgage-backed securities	262,912,000	381,000	(36,416,000)	226,877,000
State and political subdivisions	40,130,000	—	(7,368,000)	32,762,000
Asset-backed securities	2,168,000	13,000	(6,000)	2,175,000
	$329,753,000	$394,000	$(49,383,000)	$280,764,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,904,000)	$29,196,000
Mortgage-backed securities	51,600,000	52,000	(10,402,000)	41,250,000
State and political subdivisions	251,818,000	38,000	(34,924,000)	216,932,000
Corporate securities	27,250,000	—	(1,840,000)	25,410,000
	$368,768,000	$90,000	$(56,070,000)	$312,788,000
Less allowance for credit losses	(197,000)	—	—	—
Net securities to be held to maturity	$368,571,000	$90,000	$(56,070,000)	$312,788,000
Restricted equity securities
Federal Home Loan Bank Stock	$6,472,000	$—	$—	$6,472,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$7,509,000	$—	$—	$7,509,000
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
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $18,220,000 as of March 31, 2026. Corporate securities in HTM consist of 11 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the private activity bonds and corporate securities is considered very low and an immaterial ACL has been established. As of March 31, 2026 and 2025, and December 31, 2025, the total ACL for HTM securities was $145,000, $197,000 and $146,000, respectively.
Changes in the ACL are recorded as credit loss expense, or reduction. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.
Contractual Maturities: The following table summarizes the contractual maturities of investment securities at March 31, 2026:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$90,000	$90,000	$1,733,000	$1,730,000
Due in 1 to 5 years	7,854,000	6,964,000	35,943,000	34,290,000
Due in 5 to 10 years	20,725,000	18,949,000	106,371,000	100,124,000
Due after 10 years	269,624,000	230,785,000	210,155,000	172,532,000
	$298,293,000	$256,788,000	$354,202,000	$308,676,000

The following table summarizes the contractual maturities of investment securities at December 31, 2025:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$92,000	$92,000	$1,729,000	$1,725,000
Due in 1 to 5 years	7,413,000	6,584,000	34,803,000	33,363,000
Due in 5 to 10 years	20,390,000	18,693,000	98,390,000	94,855,000
Due after 10 years	276,258,000	239,111,000	221,152,000	185,539,000
	$304,153,000	$264,480,000	$356,074,000	$315,482,000
The following table summarizes the contractual maturities of investment securities at March 31, 2025:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,514,000	$1,499,000	$2,704,000	$2,714,000
Due in 1 to 5 years	261,000	260,000	24,370,000	23,098,000
Due in 5 to 10 years	29,329,000	25,758,000	104,094,000	96,115,000
Due after 10 years	298,649,000	253,247,000	237,600,000	190,861,000
	$329,753,000	$280,764,000	$368,768,000	$312,788,000
Pledged Securities: At March 31, 2026, securities with a carrying value of $361,776,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $385,197,000 as of December 31, 2025 and $351,890,000 at March 31, 2025, pledged for the same purposes.

Realized Gains and Losses on AFS Securities: Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses on AFS securities for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Proceeds from sales of securities	$1,410,000	$—
Gross realized gains	12,000	—
Net gain	$12,000	$—
Related income taxes	$3,000	$—

Unrealized Gains and Losses on AFS Securities: As of March 31, 2026, there were 232 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at March 31, 2026, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$17,958,000	$(5,087,000)	$17,958,000	$(5,087,000)
Mortgage-backed securities	13,303,000	(96,000)	171,539,000	(30,684,000)	184,842,000	(30,780,000)
State and political subdivisions	7,680,000	(200,000)	22,830,000	(5,661,000)	30,510,000	(5,861,000)
Asset-backed securities	—	—	—	—	—	—
	$20,983,000	$(296,000)	$212,327,000	$(41,432,000)	$233,310,000	$(41,728,000)

As of December 31, 2025, there were 225 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at December 31, 2025 aggregated by major security type and length of time in a continuous unrealized loss position:

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
As of March 31, 2025, there were 237 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at March 31, 2025 aggregated by major security type and length of time in a continuous unrealized loss position:

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

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the Mortgage-backed securities owned were issued either by GNMA, FNMA or FHLMC. HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of March 31, 2026. HTM corporate debt holdings consist of 11 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each issuer was in good standing as of March 31, 2026.

ACL for HTM Securities: The following tables present the activity in the ACL for HTM debt securities by major security type for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026			March 31, 2025
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$68,000	$78,000	$146,000	$80,000	$116,000	$196,000
Credit loss (reduction) expense	(1,000)	—	(1,000)	1,000	—	1,000
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$67,000	$78,000	$145,000	$81,000	$116,000	$197,000

There was no ACL on U.S. Government-sponsored enterprise, agency securities, or mortgage-backed securities as of March 31, 2026. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2026, none of the Company’s HTM debt securities were past due or on non-accrual status.

Re-Classified Securities: During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $35,000, net of taxes, at March 31, 2026. This compares to $38,000 and $45,000, net of taxes, at December 31, 2025 and March 31, 2025, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

Restricted Equity Securities: The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of March 31, 2026 and 2025, and December 31, 2025, the Bank's investment in FHLBB stock totaled $7,277,000, $6,472,000 and $7,238,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at March 31, 2026 and 2025, and December 31, 2025.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through March 31, 2026. The Bank will continue to monitor its investment in these restricted equity securities.

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

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of March 31, 2026 and 2025 and at December 31, 2025:

	March 31, 2026		December 31, 2025		March 31, 2025
Commercial
Real estate owner occupied	$382,594,000	15.9%	$378,263,000	15.8%	$370,465,000	15.5%
Real estate non-owner occupied	404,359,000	16.8%	409,177,000	17.1%	413,530,000	17.4%
Construction	30,237,000	1.3%	35,025,000	1.5%	76,402,000	3.2%
C&I	393,048,000	16.3%	376,907,000	15.7%	379,767,000	16.0%
Multifamily	150,425,000	6.3%	158,910,000	6.6%	131,036,000	5.5%
Agriculture	48,063,000	2.0%	48,145,000	2.0%	48,705,000	2.0%
Municipal	52,168,000	2.2%	52,074,000	2.2%	55,104,000	2.3%
Residential
Term	739,446,000	30.7%	739,188,000	30.9%	719,348,000	30.2%
Construction	39,119,000	1.6%	35,332,000	1.5%	35,427,000	1.5%
Home Equity
Revolving and term	147,102,000	6.1%	142,219,000	5.9%	131,522,000	5.5%
Consumer	18,588,000	0.8%	18,869,000	0.8%	21,844,000	0.9%
Total	$2,405,149,000	100.0%	$2,394,109,000	100.0%	$2,383,150,000	100.0%
Loan balances include net deferred loan costs of $12,669,000 as of March 31, 2026, $12,737,000 as of December 31, 2025, and $12,570,000 as of March 31, 2025. Net deferred loan costs have stayed within a narrow range as compared to year ago and year-to-date based upon loan origination unit volume over the periods, prepayments, and normal repayment activity. Loan balances in the Residential Term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment added $502,000, $910,000 and $1,120,000 to the loan balances as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively. Also included in Residential term loan balances is a valuation adjustment for the market value of caps which subtracted $164,000 and added $371,000 to loan balances as of March 31, 2026 and December 31, 2025, respectively. There was no market value of caps adjustment as of March 31, 2025.
Pledged Loans: Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $662,819,000 at March 31, 2026, were used to collateralize borrowings from the FHLBB. This compares to qualifying loans which totaled $669,541,000 at December 31, 2025, and $631,410,000 at March 31, 2025. In addition, commercial, residential construction and home equity loans totaling $394,989,000 at March 31, 2026, $366,032,000 at December 31, 2025, and $411,257,000 at March 31, 2025, were used to collateralize a standby line of credit at the FRBB.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2026, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$2,254,000	$—	$3,361,000	$5,615,000	$376,979,000	$382,594,000	$—
Real estate non-owner occupied	2,474,000	—	—	2,474,000	401,885,000	404,359,000	—
Construction	—	—	7,000	7,000	30,230,000	30,237,000	7,000
C&I	152,000	4,457,000	1,442,000	6,051,000	386,997,000	393,048,000	—
Multifamily	—	—	1,760,000	1,760,000	148,665,000	150,425,000	—
Agriculture	32,000	—	211,000	243,000	47,820,000	48,063,000	—
Municipal	—	—	—	—	52,168,000	52,168,000	—
Residential
Term	3,123,000	1,448,000	3,601,000	8,172,000	731,274,000	739,446,000	543,000
Construction	235,000	—	—	235,000	38,884,000	39,119,000	—
Home equity
Revolving and term	1,715,000	461,000	227,000	2,403,000	144,699,000	147,102,000	31,000
Consumer	421,000	52,000	15,000	488,000	18,100,000	18,588,000	15,000
Total	$10,406,000	$6,418,000	$10,624,000	$27,448,000	$2,377,701,000	$2,405,149,000	$596,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2025, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$683,000	$734,000	$3,698,000	$5,115,000	$373,148,000	$378,263,000	$—
Real estate non-owner occupied	734,000	—	1,285,000	2,019,000	407,158,000	409,177,000	—
Construction	103,000	—	7,000	110,000	34,915,000	35,025,000	7,000
C&I	404,000	102,000	1,240,000	1,746,000	375,161,000	376,907,000	21,000
Multifamily	1,600,000	160,000	—	1,760,000	157,150,000	158,910,000	—
Agriculture	316,000	—	377,000	693,000	47,452,000	48,145,000	—
Municipal	—	—	—	—	52,074,000	52,074,000	—
Residential
Term	1,268,000	2,901,000	3,222,000	7,391,000	731,797,000	739,188,000	613,000
Construction	90,000	—	—	90,000	35,242,000	35,332,000	—
Home equity
Revolving and term	1,449,000	391,000	534,000	2,374,000	139,845,000	142,219,000	—
Consumer	152,000	118,000	39,000	309,000	18,560,000	18,869,000	24,000
Total	$6,799,000	$4,406,000	$10,402,000	$21,607,000	$2,372,502,000	$2,394,109,000	$665,000

Information on the past-due status of loans by class of financing receivable as of March 31, 2025, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$—	$—	$195,000	$195,000	$370,270,000	$370,465,000	$—
Real estate non-owner occupied	—	—	61,000	61,000	413,469,000	413,530,000	—
Construction	44,000	—	—	44,000	76,358,000	76,402,000	—
C&I	99,000	314,000	1,887,000	2,300,000	377,467,000	379,767,000	—
Multifamily	—	—	—	—	131,036,000	131,036,000	—
Agriculture	148,000	—	81,000	229,000	48,476,000	48,705,000	—
Municipal	—	—	—	—	55,104,000	55,104,000	—
Residential
Term	1,136,000	342,000	1,650,000	3,128,000	716,220,000	719,348,000	—
Construction	157,000	—	—	157,000	35,270,000	35,427,000	—
Home equity
Revolving and term	642,000	127,000	82,000	851,000	130,671,000	131,522,000	—
Consumer	245,000	66,000	696,000	1,007,000	20,837,000	21,844,000	695,000
Total	$2,471,000	$849,000	$4,652,000	$7,972,000	$2,375,178,000	$2,383,150,000	$695,000
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

The following table presents the amortized cost basis of loans on non-accrual status as of March 31, 2026, December 31, 2025 and March 31, 2025:

	March 31, 2026			December 31, 2025			March 31, 2025
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual
Commercial
Real estate owner occupied	$1,131,000	$3,334,000	$4,465,000	$1,131,000	$2,896,000	$4,027,000	$—	$545,000	$545,000
Real estate non-owner occupied	1,229,000	60,000	1,289,000	1,285,000	61,000	1,346,000	—	61,000	61,000
Construction	—	—	—	—	8,000	8,000	—	17,000	17,000
C&I	572,000	1,563,000	2,135,000	1,297,000	617,000	1,914,000	1,348,000	595,000	1,943,000
Multifamily	1,760,000	—	1,760,000	—	—	—	—	17,000	17,000
Agriculture	—	276,000	276,000	—	441,000	441,000	—	111,000	111,000
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	115,000	5,088,000	5,203,000	115,000	4,078,000	4,193,000	—	2,944,000	2,944,000
Construction	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	202,000	858,000	1,060,000	242,000	703,000	945,000	—	415,000	415,000
Consumer	—	—	—	—	5,000	5,000	—	—	—
Total	$5,009,000	$11,179,000	$16,188,000	$4,070,000	$8,809,000	$12,879,000	$1,348,000	$4,705,000	$6,053,000
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

The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2026, December 31, 2025 and March 31, 2025, by collateral type:

	March 31, 2026			December 31, 2025			March 31, 2025
	Collateral Type			Collateral Type			Collateral Type
	Commercial Real Estate	Residential Real Estate	Other	Commercial Real Estate	Residential Real Estate	Other	Commercial Real Estate	Residential Real Estate	Other
Commercial
Real estate owner occupied	$3,842,000	$245,000	$—	$3,626,000	$—	$—	$260,000	$—	$—
Real estate non-owner occupied	1,292,000	—	—	1,348,000	—	—	67,000	—	—
Construction	—	—	—	—	—	—	—	—	—
C&I	—	—	1,192,000	—	—	1,300,000	—	—	1,681,000
Multifamily	1,763,000	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	—	3,556,000	—	—	2,912,000	—	—	2,151,000	—
Construction	—	—	—	—	—	—	—	—	—
Home equity	—	—	—
Revolving and term	—	307,000	—	—	361,000	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$6,897,000	$4,108,000	$1,192,000	$4,974,000	$3,273,000	$1,300,000	$327,000	$2,151,000	$1,681,000
Loan Modifications to Borrowers Experiencing Financial Difficulty: Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief.
The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended March 31, 2026:

Amortized Cost Basis
	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination Payment Deferral, Term Extension and Rate Mod	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$135,000	$243,000	$—	0.10%
Real estate non-owner occupied	—	—	—	1,229,000	0.30%
Construction	—	—	—	—	—%
C&I	75,000	—	135,000	—	0.05%
Multifamily	—	—	—	—	—%
Agriculture	—	—	38,000	—	0.08%
Municipal	—	—	—	—	—%
Residential
Term	—	—	194,000	330,000	0.07%
Construction	—	—	—	—	—%
Home Equity
Revolving and term	—	—	306,000	—	0.21%
Consumer	—	—	—	—	—%
Total	$75,000	$135,000	$916,000	$1,559,000

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2026:

Payment Deferral
Financial Effect
Commercial
C&I	Temporary payment accommodation, payments deferred to end of loan.

Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, extended term 9 months.

Combination Payment Deferral and Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan.
C&I	Payments deferred for 3 months; term increased 3 months
Agriculture	Payments deferred for 3 months; term increased 3 months
Residential
Term	Temporary payment accommodation, payments deferred to end of loan.
Home Equity
Revolving and term	Temporary payment accommodation, payments deferred to end of loan.

Combination Payment Deferral, Term Extension and Rate Modification
Financial Effect
Commercial
Real estate non-owner occupied	Temporary payment and rate accommodations, payments deferred to end of loan.
Residential
Term	Temporary payment and rate accommodations, payments deferred to end of loan.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended March 31, 2025:

Amortized Cost Basis
	Payment Deferral	Term Extension	Rate Modification	Combination Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$158,000	$—	$—	$—	0.04%
Real estate non-owner occupied	—	—	—	—	—%
Construction	—	—	—	—	—%
C&I	78,000	364,000	—	—	0.02%
Multifamily	910,000	—	—	—	0.69%
Agriculture	1,536,000	—	—	—	3.15%
Municipal	—	—	—	—	—%
Residential
Term	—	—	—	—	—%
Construction	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—%
Consumer	—	—	—	—	—%
Total	$2,682,000	$364,000	$—	$—

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

The following tables depict the amortized cost basis of loans that were modified during the previous 12 months as of March 31, 2026 and 2025, that had an event of payment default at some point during the 12 month period:

	Amortized Cost Basis
As of March 31, 2026	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination Payment Deferral, Term Extension and Rate Modification
Commercial
Real estate owner occupied	$—	$—	$318,000	$—
Real Estate non-owner occupied	—	252,000	—	1,229,000
C&I	309,000	—	128,000	—
Agriculture	719,000	—	—	—
Residential
Term	—	—	194,000	330,000
Home Equity
Revolving and term	—	—	306,000	—
Total	$1,028,000	$252,000	$946,000	$1,559,000

	Amortized Cost Basis
As of March 31, 2025	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension
Commercial
C&I	$—	$11,000	$170,000
Residential
Term	—	125,000	—
Total	$—	$136,000	$170,000

The following table depicts the performance of loans that have been modified during the previous 12 months as of March 31, 2026:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$1,378,000	$—	$—	$—
Real Estate non-owner occupied	1,656,000	—	—	—
C&I	1,696,000	—	—	197,000
Multifamily	4,043,000	—	—	—
Agriculture	724,000	—	—	211,000
Residential
Term	1,004,000	—	—	—
Home Equity
Revolving and term	306,000	—		—
Consumer	—	—	—	—
Total	$10,807,000	$—	$—	$408,000

The following table depicts the performance of loans that had been modified during the the previous 12 months as of March 31, 2025:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$792,000	$—	$—	$—
Construction	—	—	—	—
C&I	619,000	—	—	—
Multifamily	910,000	—	—	—
Agriculture	1,536,000	—	—	—
Residential
Term	—	125,000	—	—
Home Equity
Revolving and term	—	—	—	—
Consumer	—	—	—	—
Total	$3,857,000	$125,000	$—	$—
Loans in Process of Foreclosure: As of March 31, 2026, there were eight mortgage loans collateralized by residential real estate with a total balance of $1,788,000; one home equity line of credit collateralized by residential real estate with a balance of $63,000; and one consumer loan collateralized by land with a balance of $7,000, in the process of foreclosure. There were also 13 commercial loans collateralized by either residential real estate or owner-occupied commercial real estate with a total balance of $6,436,000, in the process of foreclosure. This compares to seven mortgage loans collateralized by residential real estate with a total balance of $1,754,000; one home equity line of credit collateralized by residential real estate with a balance of $63,000; and seven commercial loans collateralized by either residential real estate or owner-occupied commercial real estate with a total balance of $3,826,000, in the process of foreclosure as of December 31, 2025; and four mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,208,000 as of March 31, 2025.

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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 22.1% of total Bank capital as of March 31, 2026 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 199.2% of total Bank capital at March 31, 2026, below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the ACL as of March 31, 2026, by class of financing receivable and allowance element, is presented in the following table:

As of March 31, 2026	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$837,000	$4,001,000	$832,000	$5,670,000
Real estate non-owner occupied	961,000	3,772,000	647,000	5,380,000
Construction	—	156,000	50,000	206,000
C&I	233,000	3,757,000	554,000	4,544,000
Multifamily	585,000	639,000	146,000	1,370,000
Agriculture	—	433,000	52,000	485,000
Municipal	—	33,000	160,000	193,000
Residential
Term	87,000	5,263,000	595,000	5,945,000
Construction	—	266,000	57,000	323,000
Home Equity
Revolving and term	33,000	786,000	105,000	924,000
Consumer	—	159,000	10,000	169,000
	$2,736,000	$19,265,000	$3,208,000	$25,209,000

A breakdown of the ACL as of December 31, 2025, by class of financing receivable and allowance element, is presented in the following table:

As of December 31, 2025	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$377,000	$4,173,000	$794,000	$5,344,000
Real estate non-owner occupied	1,209,000	3,979,000	632,000	5,820,000
Construction	—	194,000	56,000	250,000
C&I	961,000	3,522,000	540,000	5,023,000
Multifamily	—	669,000	157,000	826,000
Agriculture	—	472,000	47,000	519,000
Municipal	—	33,000	160,000	193,000
Residential
Term	87,000	5,270,000	592,000	5,949,000
Construction	—	249,000	50,000	299,000
Home Equity
Revolving and term	106,000	747,000	105,000	958,000
Consumer	—	174,000	10,000	184,000
	$2,740,000	$19,482,000	$3,143,000	$25,365,000
A breakdown of the ACL as of March 31, 2025, by class of financing receivable and allowance element, is presented in the following table:

As of March 31, 2025	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,472,000	$717,000	$5,189,000
Real estate non-owner occupied	—	4,252,000	618,000	4,870,000
Construction	—	472,000	147,000	619,000
C&I	1,029,000	3,872,000	598,000	5,499,000
Multifamily	—	1,290,000	165,000	1,455,000
Agriculture	—	444,000	143,000	587,000
Municipal	—	33,000	202,000	235,000
Residential
Term	—	4,823,000	437,000	5,260,000
Construction	—	403,000	62,000	465,000
Home Equity
Revolving and term	—	662,000	89,000	751,000
Consumer	—	176,000	8,000	184,000
	$1,029,000	$20,899,000	$3,186,000	$25,114,000
The ACL as a percent of total loans stood at 1.05% as of March 31, 2026, 1.06% at December 31, 2025 and 1.05% as of March 31, 2025.

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Allowance for credit losses:
Beginning balance	$565,000	$714,000
Credit loss reduction	(29,000)	(5,000)
Total ending allowance balance	$536,000	$709,000

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of March 31, 2026:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2026
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$12,730	$55,890	$41,565	$63,993	$59,761	$119,731	$13,814	$—	$367,484
Special Mention (risk rating 6)	—	135	1,340	—	1,538	1,644	—	—	4,657
Substandard (risk rating 7)	—	—	74	1,354	7,270	1,755	—	—	10,453
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate owner occupied	12,730	56,025	42,979	65,347	68,569	123,130	13,814	—	382,594
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate non-owner occupied
Pass (risk rating 1-5)	6,827	58,603	28,602	35,033	63,185	194,630	10,603	—	397,483
Special Mention (risk rating 6)	—	—	—	—	3,041	2,099	—	—	5,140
Substandard (risk rating 7)	—	1,363	252	61	—	60	—	—	1,736
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate non-owner occupied	6,827	59,966	28,854	35,094	66,226	196,789	10,603	—	404,359
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	2,360	7,412	9,758	2,360	2,067	6,121	—	—	30,078
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	95	—	—	64	—	—	159
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	2,360	7,412	9,853	2,360	2,067	6,185	—	—	30,237
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	16,951	47,138	56,452	42,725	31,505	60,677	103,795	6,484	365,727
Special Mention (risk rating 6)	—	1,280	8,762	362	4,916	126	9,387	—	24,833
Substandard (risk rating 7)	—	866	103	572	318	137	492	—	2,488
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	16,951	49,284	65,317	43,659	36,739	60,940	113,674	6,484	393,048
Current period gross write-offs	—	—	—	(287)	—	(386)	—	—	(673)
Multifamily
Pass (risk rating 1-5)	4,388	40,357	16,153	8,335	43,450	29,332	764	—	142,779
Special Mention (risk rating 6)	—	—	—	—	—	269	—	—	269
Substandard (risk rating 7)	—	160	2,408	1,600	1,017	2,192	—	—	7,377
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	4,388	40,517	18,561	9,935	44,467	31,793	764	—	150,425
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Agriculture
Pass (risk rating 1-5)	1,319	8,362	9,666	2,283	4,355	17,863	2,179	166	46,193
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	1,315	—	240	211	104	—	—	1,870
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	1,319	9,677	9,666	2,523	4,566	17,967	2,179	166	48,063
Current period gross write-offs	—	—	(90)	—	—	—	—	—	(90)

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2026
Municipal
Pass (risk rating 1-5)	620	6,134	6,586	16,183	2,769	19,876	—	—	52,168
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	620	6,134	6,586	16,183	2,769	19,876	—	—	52,168
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	12,801	69,631	80,402	82,810	136,140	349,474	2,868	117	734,243
Non-performing	—	367	965	51	716	3,104	—	—	5,203
Total Term	12,801	69,998	81,367	82,861	136,856	352,578	2,868	117	739,446
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	3,195	33,585	1,817	108	414	—	—	—	39,119
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	3,195	33,585	1,817	108	414	—	—	—	39,119
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home equity revolving and term
Performing	1,155	9,239	10,846	7,268	6,864	3,691	97,748	9,231	146,042
Non-performing	—	44	134	101	78	302	232	169	1,060
Total Home equity revolving and term	1,155	9,283	10,980	7,369	6,942	3,993	97,980	9,400	147,102
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	676	1,857	1,516	1,271	489	4,908	7,871	—	18,588
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	676	1,857	1,516	1,271	489	4,908	7,871	—	18,588
Current period gross write-offs	—	(20)	(18)	(2)	(7)	(22)	—	—	(69)
Total loans	$63,022	$343,738	$277,496	$266,710	$370,104	$818,159	$249,753	$16,167	$2,405,149

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
The following table presents ACL activity by class for the three months ended March 31, 2026:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the three months ended March 31, 2026
Beginning balance	$5,344	$5,820	$250	$5,023	$826	$519	$193	$5,949	$299	$958	$184	$25,365
Charge offs	—	—	—	(673)	—	(90)	—	—	—	—	(69)	(832)
Recoveries	—	—	—	—	—	—	—	2	—	2	22	26
Credit loss expense (reduction)	326	(440)	(44)	194	544	56	—	(6)	24	(36)	32	650
Ending balance	$5,670	$5,380	$206	$4,544	$1,370	$485	$193	$5,945	$323	$924	$169	$25,209
The following table presents ACL activity by class for the year ended December 31, 2025:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the year ended December 31, 2025
Beginning balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
Charge offs	(53)	—	—	(1,333)	—	(27)	—	(1)	—	—	(329)	(1,743)
Recoveries	—	—	—	76	—	—	—	7	—	16	89	188
Credit loss expense (reduction)	352	991	(694)	916	(413)	(59)	(69)	702	(175)	256	242	2,049
Ending balance	$5,344	$5,820	$250	$5,023	$826	$519	$193	$5,949	$299	$958	$184	$25,365

The following table presents ACL activity by class for the three months ended March 31, 2025:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the three months ended March 31, 2025
Beginning balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
Charge offs	—	—	—	(146)	—	—	—	(1)	—	—	(61)	(208)
Recoveries	—	—	—	26	—	—	—	2	—	2	25	55
Credit loss expense (reduction)	144	41	(325)	255	216	(18)	(27)	18	(9)	63	38	396
Ending balance	$5,189	$4,870	$619	$5,499	$1,455	$587	$235	$5,260	$465	$751	$184	$25,114

As of March 31, 2026, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

Macroeconomic loss drivers: The following loss drivers for each loan segment were used to calculate the expected probability of default over the forecast and reversion period:

•Commercial Real Estate Owner Occupied: FOMC median forecasts of national unemployment
•Commercial Real Estate Non-Owner Occupied: FOMC median forecasts of national unemployment
•Commercial Construction: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial & Industrial: FOMC median forecasts of national unemployment and change in national real GDP
•Commercial Multifamily: FOMC median forecast of national unemployment
•Commercial Agriculture: FOMC median forecasts of national unemployment and change in national real GDP
•Municipal: Probability of default is measured based upon an index supplied by a nationally recognized ratings agency
•Residential Real Estate Term: FOMC median forecasts of national unemployment
•Residential Real Estate Construction: FOMC median forecast of national unemployment and change in national real GDP
•Home Equity Revolving & Term: FOMC median forecasts of national unemployment
•Consumer: FOMC median forecast of national unemployment and forecasted retail sales sourced from a nationally known provider

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
As of March 31, 2026, 221,105 shares of restricted stock had been granted under the 2020 Plan, of which 113,258 shares remain restricted as of March 31, 2026 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2024	3.0	26,937	0.8
2025	3.0	36,532	1.8
2026	3.0	45,440	2.8
2026	1.0	1,050	0.8
2026	0.5	2,549	0.2
2026	0.2	750	0.1
		113,258	1.9
The compensation cost related to these non-vested restricted stock grants is $2,975,000 and is recognized over the vesting terms of each grant. In the three months ended March 31, 2026, $306,000 of expense was recognized for these restricted shares, leaving $1,899,000 in unrecognized expense as of March 31, 2026. In the three months ended March 31, 2025, $298,000 of expense was recognized for restricted shares, leaving $1,598,000 in unrecognized expense as of March 31, 2025.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $236,000 and $225,000 for the three months ended March 31, 2026 and 2025, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2026 and 2025:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2026
Net income as reported	$8,993,000
Basic EPS: Income available to common shareholders	8,993,000	11,110,634	$0.81
Effect of dilutive securities: restricted stock		144,452
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,993,000	11,255,086	$0.80
For the three months ended March 31, 2025
Net income as reported	$7,077,000
Basic EPS: Income available to common shareholders	7,077,000	11,074,840	$0.64
Effect of dilutive securities: restricted stock		108,089
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,077,000	11,182,929	$0.63

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $295,000 and $275,000 for the three months ended March 31, 2026 and 2025, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $38,000 and $36,000 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the associated accrued liability included in other liabilities in the balance sheet was $2,426,000 compared to $2,460,000 and $2,542,000 at December 31, 2025 and March 31, 2025, respectively.
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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2026	2025
Change in benefit obligation
Benefit obligation at beginning of year	$820,000	$843,000
Interest cost	—	—
Benefits paid	(21,000)	(23,000)
Benefit obligation at end of period	$799,000	$820,000
Funded status
Benefit obligation at end of period	$(799,000)	$(820,000)
Unamortized gain	(304,000)	(363,000)
Accrued benefit cost at end of period	$(1,103,000)	$(1,183,000)
There was no net periodic pension cost for the three months ended March 31, 2026 and 2025.

Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	March 31, 2026	December 31, 2025	March 31, 2025
Unamortized net actuarial gain	$304,000	$304,000	$363,000
Deferred tax expense	(64,000)	(64,000)	(76,000)
Net unrecognized postretirement benefits included in AOCI	$240,000	$240,000	$287,000

A weighted average discount rate of 4.91% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.00%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2026 are $85,000. Plan expense for 2026 is estimated to be $0. A 1.00% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost, and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)
The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Balance at beginning of period	$(31,341,000)	$(42,671,000)
Unrealized (losses) gains rising during the period	(1,822,000)	5,024,000
Reclassification of net realized gains during the period	(12,000)	—
Related deferred taxes	385,000	(1,055,000)
Net change	(1,449,000)	3,969,000
Balance at end of period	$(32,790,000)	$(38,702,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Balance at beginning of period	$(38,000)	$(47,000)
Amortization of net unrealized gains	4,000	3,000
Related deferred taxes	(1,000)	(1,000)
Net change	3,000	2,000
Balance at end of period	$(35,000)	$(45,000)

The following table presents the effect of the Company's derivative financial instruments included in OCI for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Balance at beginning of period	$—	$157,000
Unrealized losses on cash flow hedging derivatives arising during the period	—	(94,000)
Related deferred taxes	—	19,000
Net change	—	(75,000)
Balance at end of period	$—	$82,000
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the three months ended March 31, 2026 and 2025.

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
The details of the Bank's swap agreements are as follows:

					March 31, 2026		December 31, 2025		March 31, 2025
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	$—	$—	$75,000,000	$—	$75,000,000	$104,000
					$—	$—	$75,000,000	$—	$75,000,000	$104,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	Other Liabilities	$—	$—	$—	$—	$40,000,000	$(256,000)
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(190,000)	30,000,000	(352,000)	30,000,000	(367,000)
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(312,000)	30,000,000	(558,000)	30,000,000	(431,000)
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other Liabilities	—	—	—	—	50,000,000	(66,000)
					$60,000,000	$(502,000)	$60,000,000	$(910,000)	$150,000,000	$(1,120,000)
Total swap agreements					$60,000,000	$(502,000)	$135,000,000	$(910,000)	$225,000,000	$(1,016,000)
The details of the Bank's cap agreements are as follows:

					March 31, 2026		December 31, 2025		March 31, 2025
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Fair Value Hedges
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.050%	Other Assets	$50,000,000	$212,000	$50,000,000	$100,000	$—	$—
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.550%	Other Assets	50,000,000	120,000	50,000,000	54,000	—	—
03/02/2026	03/01/2029	USD-SOFR-OIS COMPOUND	3.750%	Other Assets	50,000,000	489,000	—	—	—	—
03/02/2026	03/01/2030	USD-SOFR-OIS COMPOUND	4.250%	Other Assets	50,000,000	491,000	—	—	—	—
Total cap agreements					$200,000,000	$1,312,000	$100,000,000	$154,000	$—	$—
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
March 31, 2026 there were 19 customer loan swap arrangements in place. This compares to 18 customer loan swap arrangements in place as of December 31, 2025 and 12 customer loan swap arrangements in place as of March 31, 2025. The details of the Bank's customer loan swap arrangements are detailed below:

		March 31, 2026			December 31, 2025			March 31, 2025
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	7	$35,380,000	$3,585,000	6	$33,506,000	$3,551,000	6	$34,398,000	$4,078,000
Pay Fixed, Receive Variable	Other Liabilities	12	57,162,000	(455,000)	12	51,139,000	(757,000)	6	23,731,000	(426,000)
		19	92,542,000	3,130,000	18	84,645,000	2,794,000	12	58,129,000	3,652,000
Receive Fixed, Pay Variable	Other Assets	12	57,162,000	455,000	12	51,139,000	757,000	6	23,731,000	426,000
Receive Fixed, Pay Variable	Other Liabilities	7	35,380,000	(3,585,000)	6	33,506,000	(3,551,000)	6	34,398,000	(4,078,000)
		19	92,542,000	(3,130,000)	18	84,645,000	(2,794,000)	12	58,129,000	(3,652,000)
Total		38	$185,084,000	$—	36	$169,290,000	$—	24	$116,258,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At March 31, 2026, there was no collateral posted on its swap contracts or required amount to be pledged.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2026, the prepayment assumption using the PSA model was 157, which translates into an anticipated prepayment rate of 7.54%. The discount rate is 9.75%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2026 and 2025, servicing rights capitalized totaled $15,000 and $13,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2026 and 2025 were $69,000 and $71,000, respectively. The fair value of servicing rights was $2,652,000, $2,685,000, and $2,973,000 at March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The Bank serviced loans for others totaling $273,268,000, $276,514,000, and $293,503,000 at March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2026	December 31, 2025	March 31, 2025
Mortgage servicing rights	$8,809,000	$8,793,000	$8,754,000
Accumulated amortization	(7,208,000)	(7,138,000)	(6,919,000)
Carrying value	$1,601,000	$1,655,000	$1,835,000
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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2026 and 2025, and at December 31, 2025:

	March 31, 2026	December 31, 2025	March 31, 2025
Certificates of deposit < $100,000	$699,635,000	$638,931,000	$754,558,000
Certificates $100,000 to $250,000	184,486,000	190,676,000	241,536,000
Certificates $250,000 and over	151,617,000	147,656,000	173,422,000
	$1,035,738,000	$977,263,000	$1,169,516,000

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
Derivatives
The fair value of derivative instruments is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2026 and 2025, and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026, December 31, 2025 and March 31, 2025:

	At March 31, 2026
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$17,958,000	$—	$17,958,000
Mortgage-backed securities	—	206,314,000	—	206,314,000
State and political subdivisions	—	30,600,000	—	30,600,000
Asset-backed securities	—	1,916,000	—	1,916,000
Total securities available for sale	—	256,788,000	—	256,788,000
Interest rate cap agreements	—	1,312,000	—	1,312,000
Customer loan interest swap agreements	—	4,040,000	—	4,040,000
Total interest rate agreements	—	5,352,000	—	5,352,000
Total assets	$—	$262,140,000	$—	$262,140,000

	At March 31, 2026
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$502,000	$—	$502,000
Customer loan interest swap agreements	—	4,040,000	—	4,040,000
Total liabilities	$—	$4,542,000	$—	$4,542,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$18,072,000	$—	$18,072,000
Mortgage-backed securities	—	210,434,000	—	210,434,000
State and political subdivisions	—	33,990,000	—	33,990,000
Asset-backed securities	—	1,984,000	—	1,984,000
Total securities available for sale	—	264,480,000	—	264,480,000
Interest rate cap agreements	—	154,000	—	154,000
Customer loan interest swap agreements	—	4,308,000	—	4,308,000
Total interest rate swap agreements	—	4,462,000	—	4,462,000
Total assets	$—	$268,942,000	$—	$268,942,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$910,000	$—	$910,000
Customer loan interest swap agreements	—	4,308,000	—	4,308,000
Total liabilities	$—	$5,218,000	$—	$5,218,000

	At March 31, 2025
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$18,950,000	$—	$18,950,000
Mortgage-backed securities	—	226,877,000	—	226,877,000
State and political subdivisions	—	32,762,000	—	32,762,000
Asset-backed securities	—	2,175,000	—	2,175,000
Total securities available for sale	—	280,764,000	—	280,764,000
Interest rate swap agreements	—	104,000	—	104,000
Customer loan interest swap agreements	—	4,504,000	—	4,504,000
Total interest swap agreements	—	4,608,000	—	4,608,000
Total assets	$—	$285,372,000	$—	$285,372,000

	At March 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$1,120,000	$—	$1,120,000
Customer loan interest swap agreements	—	4,504,000	—	4,504,000
Total liabilities	$—	$5,624,000	$—	$5,624,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve for each of the periods presented. There was no OREO or related allowance at March 31, 2026, December 31, 2025 and March 31, 2025. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. IAL below are presented net of specific allowances of $2,737,000, $2,740,000 and $1,029,000 at March 31, 2026 December 31, 2025 and March 31, 2025, respectively:

	At March 31, 2026
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,652,000	$—	$2,652,000
Individually analyzed loans	—	9,429,000	—	9,429,000
Total assets	$—	$12,081,000	$—	$12,081,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,685,000	$—	$2,685,000
Individually analyzed loans	—	6,781,000	—	6,781,000
Total assets	$—	$9,466,000	$—	$9,466,000

	At March 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,973,000	$—	$2,973,000
Individually analyzed loans	—	318,000	—	318,000
Total assets	$—	3,291,000	$—	$3,291,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2026 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$354,057,000	$308,676,000	$—	$308,676,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	775,903,000	763,432,000	—	—	763,432,000
Construction	30,031,000	29,548,000	—	—	29,548,000
Other	585,137,000	584,308,000	—	9,429,000	574,879,000
Municipal	51,975,000	49,916,000	—	—	49,916,000
Residential
Term	733,501,000	693,504,000	—	—	693,504,000
Construction	38,796,000	38,521,000	—	—	38,521,000
Home equity line of credit	146,178,000	146,466,000	—	—	146,466,000
Consumer	18,419,000	16,205,000	—	—	16,205,000
Total loans	2,379,940,000	2,321,900,000	—	9,429,000	2,312,471,000
Mortgage servicing rights	1,601,000	2,652,000	—	2,652,000	—
Financial liabilities
Local certificates of deposit	$379,485,000	$351,909,000	$—	$351,909,000	$—
National certificates of deposit	656,253,000	683,268,000	—	683,268,000	—
Total certificates of deposit	1,035,738,000	1,035,177,000	—	1,035,177,000	—
Repurchase agreements	51,751,000	51,668,000	—	51,668,000	—
Federal Home Loan Bank advances	144,045,000	144,469,000	—	144,469,000	—
Total borrowed funds	195,796,000	196,137,000	—	196,137,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2025 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$355,928,000	$315,482,000	$—	$315,482,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	776,276,000	760,452,000	—	—	760,452,000
Construction	34,775,000	34,066,000	—	—	34,066,000
Other	577,594,000	575,640,000	—	6,781,000	568,859,000
Municipal	51,881,000	48,805,000	—	—	48,805,000
Residential
Term	733,239,000	688,100,000	—	—	688,100,000
Construction	35,033,000	34,800,000	—	—	34,800,000
Home equity line of credit	141,261,000	139,205,000	—	—	139,205,000
Consumer	18,685,000	16,387,000	—	—	16,387,000
Total loans	2,368,744,000	2,297,455,000	—	6,781,000	2,290,674,000
Mortgage servicing rights	1,655,000	2,685,000	—	2,685,000	—
Financial liabilities
Local certificates of deposit	$373,671,000	$347,571,000	$—	$347,571,000	$—
National certificates of deposit	603,592,000	630,910,000	—	630,910,000	—
Total certificates of deposit	977,263,000	978,481,000	—	978,481,000	—
Repurchase agreements	50,321,000	50,241,000	—	50,241,000	—
Federal Home Loan Bank advances	137,500,000	137,942,000	—	137,942,000	—
Total borrowed funds	187,821,000	188,183,000	—	188,183,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2025 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$368,571,000	$312,788,000	$—	$312,788,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	773,936,000	750,258,000	—	—	750,258,000
Construction	75,783,000	73,464,000	—	—	73,464,000
Other	551,967,000	548,918,000	—	318,000	548,600,000
Municipal	54,868,000	50,617,000	—	—	50,617,000
Residential
Term	714,088,000	655,427,000	—	—	655,427,000
Construction	34,962,000	34,653,000	—	—	34,653,000
Home equity line of credit	130,771,000	130,190,000	—	—	130,190,000
Consumer	21,661,000	19,353,000	—	—	19,353,000
Total loans	2,358,036,000	2,262,880,000	—	318,000	2,262,562,000
Mortgage servicing rights	1,835,000	2,973,000	—	2,973,000	—
Financial liabilities
Local certificates of deposit	$380,408,000	$359,404,000	$—	$359,404,000	$—
National certificates of deposit	789,108,000	809,997,000	—	809,997,000	—
Total certificates of deposit	1,169,516,000	1,169,401,000	—	1,169,401,000	—
Repurchase agreements	55,539,000	55,435,000	—	55,435,000	—
Federal Home Loan Bank advances	129,905,000	130,213,000	—	130,213,000	—
Total borrowed funds	185,444,000	185,648,000	—	185,648,000	—

Note 16 – Impact of Recently Issued Accounting Standards

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC, may result in these differences, as well as the "Risk Factors" in Part II, Item 1A listed below. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

In the three months ended March 31, 2026 the ACL-Loans decreased by $156,000, the ACL-Off-Balance Commitments decreased by $29,000 and the ACL-HTM Securities decreased by $1,000. Further discussion of the ACL may be found in Note 2, "Investment Securities", Note 3, "Loans", and Note 4, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of March 31, 2026 the fair value of AFS securities decreased by $7.7 million and the fair value of HTM securities decreased by $6.8 million from that of December 31, 2025. The decrease in the fair value of AFS securities is attributable to a combination of rate-driven market price adjustments for the underlying securities, principal returned via maturity, call, sale, or amortization, and new purchases. The decrease in the fair value of HTM securities is primarily attributable to rate-driven price adjustments for the underlying securities, along with principal return via call or maturity. Further discussion of the fair value of securities may be found in Note 2, "Investment Securities", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2026 and 2025:

	For the three months ended March 31,
Dollars in thousands	2026	2025
Net interest income as presented	$20,689	$17,799
Effect of tax-exempt income	663	711
Net interest income, tax equivalent	$21,352	$18,510
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the three months ended March 31,
Dollars in thousands	2026	2025
Non-interest expense, as presented	$13,616	$12,844
Net interest income, as presented	20,689	17,799
Effect of tax-exempt interest income	663	711
Non-interest income, as presented	4,451	4,002
Effect of non-interest tax-exempt income	77	48
Net securities gains	(12)	—
Adjusted net interest income plus non-interest income	$25,868	$22,560
Non-GAAP efficiency ratio	52.64%	56.93%
GAAP efficiency ratio	54.16%	58.91%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the three months ended March 31,
Dollars in thousands	2026	2025
Average shareholders' equity as presented	$288,561	$257,807
Less average intangible assets	(30,775)	(30,801)
Average tangible shareholders' common equity	$257,786	$227,006
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of PTPP Net Income is presented. The following table provides a reconciliation to Net Income:

	For the three months ended March 31,
Dollars in thousands	2026	2025
Net Income, as presented	$8,993	$7,077
Add: credit loss expense	620	392
Add: income taxes expense	1,911	1,488
Pre-tax, pre-provision net income	$11,524	$8,957

Executive Summary
Net income for the three months ended March 31, 2026 was $9.0 million, up $1.9 million or 27.1% from the same period in 2025. Earnings per common share on a fully diluted basis were $0.80 for the three months ended March 31, 2026, up $0.17 or 26.8% from the $0.63 posted for the same period in 2025. Dividends totaling $0.37 per share have been declared year-to-date, representing a payout to our shareholders of 45.7% of basic earnings per share for the period. On a PTPP basis, earnings for the three months ended March 31, 2026 were $11.5 million, up $2.6 million, or 28.7% from the prior year.
Net interest income on a tax-equivalent basis was up $2.8 million or 15.4% in the three months ended March 31, 2026 compared to the same period in 2025. The tax equivalent net interest margin for the three months ended March 31, 2026, was 2.86%, up from 2.48% for the same period in 2025. The period-to-period change in net interest income and net interest margin is attributable to favorable changes on both sides of the balance sheet as an increase in tax equivalent yield on earning assets was coupled with decrease in the cost of total liabilities.
Non-interest income for the three months ended March 31, 2026 was $4.5 million, up $449,000 or 11.2%, from the three months ended March 31, 2025. The increase was centered in Wealth Management revenue which was up $169,000 or 12.8% from the prior year, and other operating income which increased $228,000 or 28.9%.
Non-interest expense for the three months ended March 31, 2026 was $13.6 million, up $772,000 or 6.0% from the three months ended March 31, 2025. The period-to-period change is centered in employee salaries and benefits, resulting from annual salary adjustments, lower deferred salaries, and higher health insurance expenses.
Asset quality continues to be satisfactory. Non-performing assets stood at 0.51% of total assets as of March 31, 2026, up from 0.41% as of December 31, 2025 and up from 0.19% of total assets as of March 31, 2025. Total past-due loans were 1.14% of total loans as of March 31, 2026, up from 0.90% and up from 0.33% of total loans as of December 31, 2025 and March 31, 2025, respectively.
The provision for credit losses on loans for the first three months of 2026 was $650,000, up from the $396,000 provisioned in the same period in 2025. Net charge-offs for the three months ended March 31, 2026 were $806,000 or 0.034% of total loans, compared to net charge-offs of $153,000 or 0.026% as of the three months ended March 31, 2025. The ACL for loans decreased $156,000 between December 31, 2025 and March 31, 2026, and now stands at 1.05% of loans outstanding as of March 31, 2026, as compared to 1.06% at December 31, 2025 and 1.05% at March 31, 2025.
The Company's balance sheet continued to expand in the first three months of 2026 as total assets increased $34.5 million or 1.1% year-to-date. The loan portfolio increased $11.0 million or 0.5% in the three months ended March 31, 2026 and $22.0 million or 0.9% from a year ago. Commercial loans increased by $2.3 million during the period, led by increases in owner-occupied commercial real estate of $4.3 million and commercial & industrial loans of $16.1 million, while non-owner occupied commercial real estate decreased $4.8 million, multifamily decreased $8.5 million, and construction loan balances decreased $4.8 million. Residential loans increased by $4.0 million and home equity loans increased by $4.9 million in the first three months of 2026. The investment portfolio has decreased $9.5 million year-to-date and decreased $37.7 million from a year ago based upon cash flow of amortizing securities, limited reinvestment or new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet, total deposits at March 31, 2026 were $2.66 billion, unchanged from year-end 2025. Low-cost deposits (Demand, NOW, Savings) decreased $42.1 million year-to-date and money market balances decreased $16.5 million. Local CDs increased $5.8 million while wholesale CDs decreased $52.7 million year-to-date. During the same period, borrowings increased by $8.0 million.
Remaining well capitalized is a top priority for The Company. The Company's total risk-based capital ratio was 14.05% as of March 31, 2026, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRBB, and the OCC.
Among the Company's operating ratios, the return on average assets was 1.15% and return on average tangible common equity of 14.15% for the three months ended March 31, 2026 compared to 0.91% and 12.64%, respectively, for the same period in 2025. The Company's PTPP return of average assets for the three months ended March 31, 2026 was 1.47% compared to 1.15% in the prior year period. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 52.64% for the three months ended March 31, 2026 compared to 56.93% for the same period in 2025, the change being attributable primarily to higher levels of net interest income.

Net Interest Income
Total interest income of $39.1 million for the three months ended March 31, 2026 was an increase of $430,000 or 1.1% compared to total interest income of $38.7 million for the same period of 2025. The increase in interest income is attributable to the loan portfolio resulting from both greater volume and higher average yields as compared to the prior year.
Total interest expense of $18.5 million for the three months ended March 31, 2026, was a decrease of $2.5 million or 11.8% compared to total interest expense for the three months ended March 31, 2025. Interest expense on deposits fell $2.6 million year-to-date as compared to prior year on lower average funding rates and modestly lower volume. Borrowed funds expense was up $107,000 compared to the prior year period attributable to higher utilization of short-term FHLB funding.
As a result, net interest income of $20.7 million for the three months ended March 31, 2026 was an increase of $2.9 million or 16.2% compared to net interest income of $17.8 million for the three months ended March 31, 2025. The Company's net interest margin on a tax-equivalent basis for the three months ended March 31, 2026 was 2.86%, up from 2.48% for the first three months of 2025. Tax-exempt interest income amounted to $2.5 million for the three months ended March 31, 2026 compared to $2.7 million for the three months ended March 31, 2025.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2026 and 2025. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate:

	For the three months ended
	March 31, 2026		March 31, 2025
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$30	3.52%	$56	5.44%
Investments	4,890	3.18%	5,249	3.26%
Loans	34,882	5.89%	34,115	5.84%
Total interest income	39,802	5.33%	39,420	5.28%
Interest expense
Deposits	16,702	2.84%	19,269	3.25%
Other borrowings	1,748	3.56%	1,641	3.53%
Total interest expense	18,450	2.89%	20,910	3.27%
Net interest income	$21,352		$18,510
Interest rate spread		2.44%		2.01%
Net interest margin		2.86%		2.48%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2026 compared to 2025. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate:

For the three months ended March 31, 2026 compared to 2025
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(9)	$(20)	$3	$(26)
Investment securities	(240)	(125)	6	(359)
Loans held for sale	—	—	—	—
Loans	489	273	4	766
Change in interest income	240	128	13	381
Interest expense
Deposits	(142)	(2,444)	18	(2,568)
Other borrowings	95	11	1	107
Change in interest expense	(47)	(2,433)	19	(2,461)
Change in net interest income	$287	$2,561	$(6)	$2,842
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2026 and 2025:

	For the three months ended
Dollars in thousands	March 31, 2026	March 31, 2025
Assets
Cash and cash equivalents	$24,403	$23,567
Interest-bearing deposits in other banks	3,458	4,177
Securities available for sale (includes tax exempt securities of $34,714 and $36,342 at March 31, 2026 and 2025, respectively)	260,277	276,770
Securities to be held to maturity, net of ACL (included tax exempt securities of $247,029 and $250,855 at March 31, 2026 and 2025, respectively)	355,078	369,126
Restricted equity securities, at cost	8,541	7,875
Loans held for sale	54	28
Loans	2,402,983	2,369,053
Allowance for credit losses	(25,531)	(24,993)
Net loans	2,377,452	2,344,060
Accrued interest receivable	17,318	16,486
Premises and equipment	28,765	27,759
Other real estate owned	—	138
Goodwill	30,646	30,646
Other assets	64,849	64,500
Total Assets	$3,170,841	$3,165,132
Liabilities & Shareholders' Equity
Demand deposits	$269,725	$285,363
NOW deposits	661,218	616,789
Money market deposits	462,311	396,718
Savings deposits	249,008	264,461
Certificates of deposit	1,015,740	1,128,041
Total deposits	2,658,002	2,691,372
Borrowed funds – short term	103,866	118,463
Borrowed funds – long term	95,500	70,000
Dividends payable	2,022	2,034
Other liabilities	22,890	25,456
Total Liabilities	2,882,280	2,907,325
Shareholders' Equity:
Common stock	113	112
Additional paid-in capital	73,875	71,995
Retained earnings	244,942	226,187
Net unrealized loss on securities available for sale	(30,573)	(40,864)
Net unrealized loss on securities transferred from available for sale to held to maturity	(36)	(46)
Net unrealized gain on cash flow hedging derivative instruments	—	136
Net unrealized gain on postretirement benefit costs	240	287
Total Shareholders' Equity	288,561	257,807
Total Liabilities & Shareholders' Equity	$3,170,841	$3,165,132

Non-Interest Income
Non-interest income of $4.5 million for the three months ended March 31, 2026 is an increase of $449,000 compared to the same period in 2025. The increase was centered in Wealth Management revenue which was up $169,000 or 12.8% from the prior year, and other operating income which increased $228,000 or 28.9%. Over the same period, service charges on deposit accounts were up $29,000, or 5.5%, debit card revenue increased $30,000, or 2.6%, and mortgage banking revenue decreased $19,000 or 9.7%.

Non-Interest Expense
Non-interest expense of $13.6 million for the three months ended March 31, 2026 is an increase of 6.0% or $772,000 compared to the same period in 2025. Salaries and employee benefits increased $480,000, or 7.0%, attributable to annual salary adjustments, lower deferred salaries, and higher health insurance expenses. Furniture and equipment expense was up $81,000 or 5.5% on higher software costs, and other operating expense increased $256,000 or 8.7%.

Income Taxes
Income taxes on operating earnings were $1.9 million for the three months ended March 31, 2026, up $423,000 from the same period in 2025.

Investments
The carrying value of the Company's investment portfolio decreased by $9.5 million between December 31, 2025 and March 31, 2026 from $628.7 million to $619.2 million. The change in value of the portfolio is attributable to lack of like-kind re-investment of incoming cash flow from amortizing investments, limited new purchases and the negative effects of interest rate movement on the fair value of AFS holdings. As of March 31, 2026, mortgage-backed securities had a carrying value of $253.9 million and a fair value of $245.0 million. Of this total, securities with a fair value of $63.6 million or 26.0% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $181.4 million or 74.0% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $35,000 at March 31, 2026. This compares to $38,000 and $45,000, net of taxes, at December 31, 2025 and March 31, 2025, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2026 and 2025 and December 31, 2025:

Dollars in thousands	March 31, 2026	December 31, 2025	March 31, 2025
Securities available for sale
U.S. Treasury & Agency securities	$17,958	$18,072	$18,950
Mortgage-backed securities	206,314	210,434	226,877
State and political subdivisions	30,600	33,990	32,762
Asset-backed securities	1,916	1,984	2,175
	$256,788	$264,480	$280,764
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100	$38,100	$38,100
Mortgage-backed securities	47,634	48,566	51,600
State and political subdivisions	247,468	248,408	251,818
Corporate securities	21,000	21,000	27,250
	$354,202	$356,074	$368,768
Less allowance for credit losses	(145)	(146)	(197)
Net securities to be held to maturity	$354,057	$355,928	$368,571
Restricted equity securities
Federal Home Loan Bank Stock	$7,277	$7,238	$6,472
Federal Reserve Bank Stock	1,037	1,037	1,037
	$8,314	$8,275	$7,509
Total securities	$619,159	$628,683	$656,844
Holdings of AFS Securities and HTM securities have been evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $145,000 as of March 31, 2026, $146,000 as of December 31, 2025 and $197,000 March 31, 2025. Further details are included in Note 2 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2026. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	5,728	1.13%	11,500	1.14%
Due in 5 to 10 years	3,013	1.25%	6,150	1.94%
Due after 10 years	9,217	2.00%	20,450	1.55%
Total	17,958	1.60%	38,100	1.49%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	769	1.24%	3	6.42%
Due in 5 to 10 years	8,711	3.84%	3,216	4.84%
Due after 10 years	196,834	2.63%	44,415	1.51%
Total	206,314	2.68%	47,634	1.74%
State & Political Subdivisions
Due in 1 year or less	90	5.06%	1,733	3.28%
Due in 1 to 5 years	467	1.60%	22,190	3.48%
Due in 5 to 10 years	7,225	2.29%	80,255	3.33%
Due after 10 years	22,818	3.32%	143,290	2.31%
Total	30,600	3.05%	247,468	2.75%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	1,916	4.75%	—	0.00%
Total	1,916	4.75%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	2,250	3.08%
Due in 5 to 10 years	—	0.00%	16,750	5.92%
Due after 10 years	—	0.00%	2,000	6.25%
Total	—	0.00%	21,000	5.64%
	$256,788	2.66%	$354,202	2.65%

AFS Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain AFS securities where the amortized cost of which exceeds fair value, which at March 31, 2026 amounted to $41.7 million, or 13.99% of the amortized cost of the total securities portfolio. At December 31, 2025, this amount was $40.1 million, or 13.19% of the amortized cost of total securities portfolio.
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
As of March 31, 2026, the Company had AFS debt securities in an unrealized loss position with a fair value of $233.3 million and unrealized losses of $41.7 million, as identified in the table below. AFS Securities in a continuous unrealized loss position for more than twelve months amounted to a fair value of $212.3 million as of March 31, 2026, compared with $226.9 million at December 31, 2025. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at March 31, 2026:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$—	$—	$17,958	$(5,087)	$17,958	$(5,087)
Mortgage-backed securities	13,303	(96)	171,539	(30,684)	184,842	(30,780)
State and political subdivisions	7,680	(200)	22,830	(5,661)	30,510	(5,861)
	$20,983	$(296)	$212,327	$(41,432)	$233,310	$(41,728)

For AFS securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of March 31, 2026, there were $5.1 million of unrealized losses on these securities compared to $5.0 million at December 31, 2025. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.
AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2026, there were $30.8 million of unrealized losses on these securities compared with $30.1 million at December 31, 2025. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2026 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
AFS Obligations of state and political subdivisions. As of March 31, 2026, there were $5.9 million of unrealized losses on these securities compared to $5.0 million at December 31, 2025. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At March 31, 2026, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2026 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with general market conditions. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.
AFS Asset-backed securities. As of March 31, 2026, there were no unrealized losses on these securities compared with $15,000 at December 31, 2025. These securities consist of U.S. Government backed student loans along with other credit enhancements.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of March 31, 2026, the Bank's investment in FHLBB stock totaled $7.3 million. This compares to $7.2 million as of December 31, 2025 and $6.5 million as of March 31, 2025. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through March 31, 2026.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at March 31, 2026 and 2025, and December 31, 2025.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through March 31, 2026. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2026, the Bank had no loans held for sale. This compares to no loans held for sale at December 31, 2025 and March 31, 2025.
Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first three months of 2026, with total loans at $2.41 billion at March 31, 2026, up $11.0 million or 0.5% from total loans of $2.39 billion at December 31, 2025. Commercial loans increased by $2.3 million during the period, led by increases in owner-occupied commercial real estate of $4.3 million and commercial & industrial loans of $16.1 million, while non-owner occupied commercial real estate decreased $4.8 million, multifamily decreased $8.5 million, and construction loan balances decreased $4.8 million. Residential loans increased by $4.0 million and home equity loans increased by $4.9 million in the first three months of 2026.
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

The following table summarizes the loan portfolio, by class, at March 31, 2026 and 2025 and December 31, 2025:

Dollars in thousands	March 31, 2026		December 31, 2025		March 31, 2025
Commercial
Real estate owner occupied	$382,594	15.9%	$378,263	15.8%	$370,465	15.5%
Real estate non-owner occupied	404,359	16.8%	409,177	17.1%	413,530	17.4%
Construction	30,237	1.3%	35,025	1.5%	76,402	3.2%
C&I	393,048	16.3%	376,907	15.7%	379,767	16.0%
Multifamily	150,425	6.3%	158,910	6.6%	131,036	5.5%
Agriculture	48,063	2.0%	48,145	2.0%	48,705	2.0%
Municipal	52,168	2.2%	52,074	2.2%	55,104	2.3%
Residential
Term	739,446	30.7%	739,188	30.9%	719,348	30.2%
Construction	39,119	1.6%	35,332	1.5%	35,427	1.5%
Home Equity
Revolving and term	147,102	6.1%	142,219	5.9%	131,522	5.5%
Consumer	18,588	0.8%	18,869	0.8%	21,844	0.9%
Total loans	$2,405,149	100.0%	$2,394,109	100.0%	$2,383,150	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2026:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$8,305	$128,781	$28,066	$217,442	$382,594
Real estate non-owner occupied	14,363	109,261	29,536	251,199	404,359
Construction	928	15,418	4,746	9,145	30,237
C&I	93,022	181,118	30,611	88,297	393,048
Multifamily	16,265	37,427	5,093	91,640	150,425
Agriculture	2,289	20,024	8,127	17,623	48,063
Municipal	8,419	11,923	12,269	19,557	52,168
Residential
Term	1,728	73,615	36,965	627,138	739,446
Construction	1,671	8,259	—	29,189	39,119
Home Equity
Revolving and term	7,876	13,270	7,856	118,100	147,102
Consumer	7,906	5,577	1,000	4,105	18,588
Total loans	$162,772	$604,673	$164,269	$1,473,435	$2,405,149

The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2026:

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$70,998	3.0%	$311,596	12.9%	$382,594	15.9%
Real estate non-owner occupied	123,012	5.1%	281,347	11.7%	404,359	16.8%
Construction	15,126	0.6%	15,111	0.7%	30,237	1.3%
C&I	156,704	6.5%	236,344	9.8%	393,048	16.3%
Multifamily	21,929	0.9%	128,496	5.4%	150,425	6.3%
Agriculture	9,436	0.4%	38,627	1.6%	48,063	2.0%
Municipal	51,971	2.2%	197	0.0%	52,168	2.2%
Residential
Term	459,351	19.1%	280,095	11.6%	739,446	30.7%
Construction	10,990	0.5%	28,129	1.1%	39,119	1.6%
Home Equity
Revolving and Term	23,386	1.0%	123,716	5.1%	147,102	6.1%
Consumer	10,800	0.4%	7,788	0.4%	18,588	0.8%
Total loans	$953,703	39.7%	$1,451,446	60.3%	$2,405,149	100.0%

Loan Concentrations
As of March 31, 2026, the Bank had one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio: (1) loans to lessors of residential buildings and dwellings, totaling $252.2 million, or 10.49% of total loans. This compares to two concentrations of loans in two particular industries that exceeded 10% of its total loan portfolio as of March 31, 2025: (1) loans to hotels (except Casino hotels) and motels, totaling $253.4 million, or 10.63% of total loans, and (2) loans to lessors of residential buildings and dwellings, $266.7 million, or 11.19% of total loans.

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
The ACL includes reserve amounts assigned to IAL. This includes loans with balances of $250,000 or more that have been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2026, IAL with specific reserves totaled $5.0 million and the amount of such reserves was $2.7 million. This compares to IAL with specific reserves of $4.1 million at December 31, 2025 and the amount of such reserves was $2.7 million.
The total ACL on loans at March 31, 2026 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which management believes are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.
The following table summarizes the allocation of allowance by loan class as of March 31, 2026 and 2025 and December 31, 2025. The percentages are the portion of each loan class to total loans:

Dollars in thousands	March 31, 2026		December 31, 2025		March 31, 2025
Commercial
Real estate owner occupied	$5,670	15.9%	$5,344	15.8%	$5,189	15.5%
Real estate non-owner occupied	5,380	16.8%	5,820	17.1%	4,870	17.4%
Construction	206	1.3%	250	1.5%	619	3.2%
C&I	4,544	16.3%	5,023	15.7%	5,499	16.0%
Multifamily	1,370	6.3%	826	6.6%	1,455	5.5%
Agriculture	485	2.0%	519	2.0%	587	2.0%
Municipal	193	2.2%	193	2.2%	235	2.3%
Residential
Term	5,945	30.7%	5,949	30.9%	5,260	30.2%
Construction	323	1.6%	299	1.5%	465	1.5%
Home Equity
Revolving and term	924	6.1%	958	5.9%	751	5.5%
Consumer	169	0.8%	184	0.8%	184	0.9%
Total	$25,209	100.0%	$25,365	100.0%	$25,114	100.0%

A breakdown of the ACL on loans as of March 31, 2026, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$837	$4,001	$832	$5,670
Real estate non-owner occupied	961	3,772	647	5,380
Construction	—	156	50	206
C&I	233	3,757	554	4,544
Multifamily	585	639	146	1,370
Agriculture	—	433	52	485
Municipal	—	33	160	193
Residential
Term	87	5,263	595	5,945
Construction	—	266	57	323
Home Equity
Revolving and term	33	786	105	924
Consumer	—	159	10	169
	$2,736	$19,265	$3,208	$25,209
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $650,000 for the first three months of 2026 and $396,000 the first three months of 2025. Net charge-offs were $806,000 in the first three months of 2026, compared to net charge-offs of $153,000 in the first three months of 2025. The ACL as a percentage of outstanding loans was 1.05% as of March 31, 2026, 1.06% as of December 31, 2025, and 1.05% as of March 31, 2025.

The following table summarizes the activities in the ACL for the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025:

Dollars in thousands	March 31, 2026	December 31, 2025	March 31, 2025
Balance at the beginning of period	$25,365	$24,871	$24,871
Loans charged off:
Commercial
Real estate owner occupied	—	53	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	673	1,333	146
Multifamily	—	—	—
Agriculture	90	27	—
Municipal	—	—	—
Residential
Term	—	1	1
Construction	—	—	—
Home Equity
Revolving and term	—	—	—
Consumer	69	329	61
Total	832	1,743	208
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	—	—	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	—	76	26
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	2	7	2
Construction	—	—	—
Home Equity
Revolving and term	2	16	2
Consumer	22	89	25
Total	26	188	55
Net loans charged off	806	1,555	153
Credit loss expense	650	2,049	396
Balance at end of period	$25,209	$25,365	$25,114
Ratio of net loans charged off to average loans outstanding[1]	0.136%	0.065%	0.026%
Ratio of allowance for credit losses to total loans outstanding	1.05%	1.06%	1.05%
1 Annualized using a 365-day basis in 2026 and 2025.

ACL for Unfunded Commitments
The Bank's modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $536,000 as of March 31, 2026.
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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.67% at March 31, 2026 compared to 0.54% at December 31, 2025 and 0.25% at March 31, 2025. The following table shows the distribution of nonperforming loans by class as of March 31, 2026 and 2025 and December 31, 2025:

Dollars in thousands	March 31, 2026	December 31, 2025	March 31, 2025
Commercial
Real estate owner occupied	$4,465	$4,027	$545
Real estate non-owner occupied	1,289	1,346	61
Construction	—	8	17
C&I	2,135	1,914	1,943
Multifamily	1,760	—	17
Agriculture	276	441	111
Municipal	—	—	—
Residential
Term	5,203	4,193	2,944
Construction	—	—	—
Home Equity
Revolving and term	1,060	945	415
Consumer	—	5	—
Total nonperforming loans	$16,188	$12,879	$6,053
Allowance for credit losses on loans as a percentage of nonperforming loans	155.7%	196.9%	414.9%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2026, loans 90 or more days past due and still accruing interest totaled $596,000, compared to $665,000 at December 31, 2025 and $695,000 at March 31, 2025.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the accompanying financial statements.

Past Due Loans
The Bank's overall loan delinquency ratio was 1.14% at March 31, 2026 compared to 0.90% at December 31, 2025 and 0.33% at March 31, 2025. Loans 90 or more days delinquent and accruing decreased from $665,000 at December 31, 2025 to $596,000 as of March 31, 2026. The following table sets forth loan delinquencies as of March 31, 2026 and 2025 and December 31, 2025:

Dollars in thousands	March 31, 2026	December 31, 2025	March 31, 2025
Commercial
Real estate owner occupied	$5,615	$5,115	$195
Real estate non-owner occupied	2,474	2,019	61
Construction	7	110	44
C&I	6,051	1,746	2,300
Multifamily	1,760	1,760	—
Agriculture	243	693	229
Municipal	—	—	—
Residential
Term	8,172	7,391	3,128
Construction	235	90	157
Home Equity
Revolving and term	2,403	2,374	851
Consumer	488	309	1,007
Total	$27,448	$21,607	$7,972
Loans 30-89 days past due to total loans	0.699%	0.468%	0.139%
Loans 90+ days past due and accruing to total loans	0.025%	0.028%	0.029%
Loans 90+ days past due on non-accrual to total loans	0.417%	0.407%	0.166%
Total past due loans to total loans	1.141%	0.903%	0.334%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2026, there were two potential problem loans reported with a balance of $241,000 or 0.010% of total loans. This compares to five potential problem loans with a balance of $3.7 million or 0.156% of total loans at December 31, 2025.
As of March 31, 2026, there were eight residential loans in the process of foreclosure totaling $1.8 million, one home equity line of credit totaling $63,000 and one consumer loan totaling $7,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of March 31, 2026, there were 13 commercial loans commercial loans in the process of foreclosure with a total balance of $6.4 million. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. There were no OREO properties and no allowance for losses at March 31, 2026, December 31, 2025 and March 31, 2025.

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 83.8% of total average assets in the first three months of 2026, down slightly from 85.0% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated amongst several major categories: runoff of in-market deposit balances, an inability to renew wholesale sources of funding, and materially increased utilization of available credit lines by borrowers. Of these, potential runoff of deposit balances would have the most significant impact on contingent liquidity. The modeling attempts to quantify deposits at risk over selected time horizons. In addition to these outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity, including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. Stress testing analysis of liquidity resources under various scenarios is conducted no less than quarterly and results are reported to the ALCO. Borrowings supplement deposits as a source of liquidity; the Company's borrowings typically consist of customer repurchase agreements and FHLBB advances. The Bank tests its borrowing capacity with the FRBB, the FHLBB and Fed Funds lines with other correspondents no less than annually; each has been successfully tested within the past twelve months.
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of March 31, 2026, the Bank had primary sources of contingent liquidity of $914.0 million or 28.8% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $320.0 million in borrowing capacity at FRBB under the FRBB's Borrower in Custody program as well as securities available as collateral, $101.0 million in credit lines with correspondent banks, and $40.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.375 billion or 43.4% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the three-months periods ended March 31, 2026 and 2025 the Bank declared dividends to the Company of $4.2 million and $4.0 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholder's Equity below.

Deposits
Total deposits at March 31, 2026 were $2.66 billion, unchanged from year-end 2025. In the first three months of 2026 low-cost deposits (demand, NOW, and savings accounts) decreased by $42.1 million or 3.5%, money market deposits decreased $16.5 million or 3.5%, and certificates of deposit increased $58.5 million or 6.0%.
Between March 31, 2025 and March 31, 2026, total deposits decreased by $46.7 million or 1.7%. Low-cost deposits increased by $32.8 million or 2.9%, money market accounts increased $54.2 million or 13.6%, and certificates of deposit decreased $133.8 million or 11.4%. The reduction in certificate of deposit balances as compared to prior year is principally the result of redemption of wholesale time deposits.
Estimated uninsured deposits totaled $485.4 million or 18.2% of total deposits as of March 31, 2026, and $516.9 million or 19.4% of total deposits as of December 31, 2025. The company has pledged assets as collateral covering certain deposits; these amounts were $361.8 million and $385.2 million as of March 31, 2026 and December 31, 2025, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and customer repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2026, total borrowed funds increased $8.0 million, principally in short-term FHLBB advances. Between March 31, 2025 and March 31, 2026, total borrowed funds increased by $10.4 million; short-term FHLBB advances decreased $11.4 million, customer repurchase agreements balances decreased $3.7 million, and long-term FHLBB advances increased $25.5 million.

Capital Resources
Shareholders' equity as of March 31, 2026 was $286.8 million, compared to $283.1 million as of December 31, 2025 and $259.7 million as of March 31, 2025. The Company's earnings in the first three months of 2026, net of dividends declared, added $4.8 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $32.8 million as of March 31, 2026 and was $31.3 million as of December 31, 2025. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the AFS Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.37 per share was declared in the first quarter of 2026. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 45.74% for the first three months of 2026 compared to 56.34% for the same period in 2025. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2026 is this year's net income plus $31.8 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on AFS securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. The Company met each of the well-capitalized ratio guidelines at March 31, 2026.

The following tables indicate the capital ratios for the Bank and the Company at March 31, 2026 and December 31, 2025:

As of March 31, 2026	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	9.08%	12.84%	12.84%	14.00%
Company	9.09%	12.89%	12.89%	14.05%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2025	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.82%	12.77%	12.77%	13.95%
Company	8.84%	12.84%	12.84%	14.02%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

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

At March 31, 2026, the Bank had no outstanding off-balance sheet, derivative instruments, designated as cash flow hedges and six off-balance sheet, derivative instruments, designated as fair value hedges. Notional principal amounts totaled $260.0 million for the fair value hedges, with a cumulative unrealized gain of $640,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At March 31, 2026, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap and interest rate cap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of March 31, 2026, the Bank had 19 loan swap agreements in place with a total notional value of $185.1 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2026:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$195,796	$160,296	$35,000	$500	$—
Operating leases	548	95	56	56	341
Certificates of deposit	1,035,738	825,373	207,357	3,008	—
Total	$1,232,082	$985,764	$242,413	$3,564	$341
Total loan commitments and unused lines of credit	$308,607	$308,607	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2026 was (15.76)% of total assets compared to (13.24)% of total assets at December 31, 2025. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2026, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$34,730	$39,766	$154,195	$382,154
Restricted stock, at cost	7,277	—	—	1,037
Loans held for sale	—	—	—	—
Loans	957,537	352,174	830,648	264,790
Other interest-earning assets	—	—	—	31,040
Non-rate-sensitive assets	39,711	—	—	105,704
Total assets	1,039,255	391,940	984,843	784,725
Interest-bearing deposits	1,226,073	514,293	213,025	443,152
Borrowed funds	125,296	70,000	500	—
Non-rate-sensitive liabilities and equity	—	—	—	608,424
Total liabilities and equity	1,351,369	584,293	213,525	1,051,576
Period gap	$(312,114)	$(192,353)	$771,318	$(266,851)
Percent of total assets	(9.75)%	(6.01)%	24.10%	(8.34)%
Cumulative gap (current)	$(312,114)	$(504,467)	$266,851	$—
Percent of total assets	(9.75)%	(15.76)%	8.34%	—%

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

The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short- term rates gradually increase by two percentage points. The Company's modeling as of March 31, 2026 projects net interest income would increase by approximately 3.1% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.6% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 2.4% if rates rise gradually by two percentage points over the next year. Each scenario is within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 14.1% in the two percentage point falling-rate scenario, and higher by 11.7% in the one percentage point falling rate scenario; net interest income would be higher than that earned in a stable rate environment by 3.5% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2026 and December 31, 2025 is presented in the following table:

Changes in Net Interest Income	March 31, 2026	December 31, 2025
Year 1
Projected change if rates decrease by 1.0%	1.6%	1.8%
Projected change if rates decrease by 2.0%	3.1%	3.4%
Projected change if rates increase by 2.0%	(2.4)%	(4.0)%
Year 2
Projected change if rates decrease by 1.0%	11.7%	13.2%
Projected change if rates decrease by 2.0%	14.1%	15.3%
Projected change if rates increase by 2.0%	3.5%	2.6%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2026, the Company was using interest rate swaps and interest rate caps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2026, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2026, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information
Item 1 – Legal Proceedings
The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2025.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the three months ended March 31, 2026:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2026	9,934	$28.56	—	—
February 2026	243	30.01	—	—
March 2026	—	—	—	—
April 2025	—	—	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
July 2025	—	—	—	—
August 2025	—	—	—	—
September 2025	—	—	—	—
October 2025	—	—	—	—
November 2025	—	—	—	—
December 2025	—	—	—	—
	10,177	$29.29	—	—

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
Exhibit 3.7 Amendment to the Company Bylaws (incorporated by reference to Exhibit 3.7 to the Company's Form 8-K filed under item 5.03 on May 1, 2026).
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 2.3 to the Company's Form 10-K filed March 6, 2026).
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
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Extension Definitions Linkbase
Exhibit 104.Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE FIRST BANCORP, INC.

/s/ Tony C. McKim
Tony C. McKim
President & Chief Executive Officer

Date: May 8, 2026

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: May 8, 2026