Form 10-Q
period 2026-06-30
First Bancorp, Inc /ME/
filed 2026-08-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2026
Common Stock: 11,282,340 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarter ended June 30,
except for per share amounts	2026	2025	2026	2025
Summary of Operations
Interest Income	$78,978	$78,534	$39,839	$39,825
Interest Expense	37,127	42,326	18,677	21,416
Net Interest Income	41,851	36,208	21,162	18,409
Credit Loss Expense	1,555	878	935	486
Non-Interest Income	9,112	8,131	4,661	4,129
Non-Interest Expense	26,993	25,043	13,377	12,199
Net Income	18,553	15,140	9,560	8,063
Per Common Share Data
Basic Earnings per Share	$1.67	$1.37	$0.86	$0.73
Diluted Earnings per Share	1.65	1.35	0.85	0.72
Cash Dividends Declared	0.75	0.73	0.38	0.37
Book Value per Common Share	25.97	23.69	25.97	23.69
Tangible Book Value per Common Share[2]	23.25	20.94	23.25	20.94
Market Value	34.82	25.41	34.82	25.41
Financial Ratios
Return on Average Equity[1]	12.89%	11.73%	13.13%	12.31%
Return on Average Tangible Common Equity[1,2]	14.41%	13.31%	14.67%	13.95%
Return on Average Assets[1]	1.18%	0.96%	1.20%	1.01%
Average Equity to Average Assets	9.13%	8.19%	9.16%	8.23%
Average Tangible Equity to Average Assets[2]	8.16%	7.22%	8.19%	7.27%
Net Interest Margin Tax-Equivalent[1,2]	2.87%	2.50%	2.88%	2.52%
Dividend Payout Ratio	44.94%	53.40%	44.19%	50.89%
Allowance for Credit Losses/Total Loans	1.01%	1.04%	1.01%	1.04%
Non-Performing Loans to Total Loans	0.71%	0.25%	0.71%	0.25%
Non-Performing Assets to Total Assets	0.54%	0.19%	0.54%	0.19%
Efficiency Ratio[2]	51.47%	54.63%	50.33%	52.39%
At Period End
Total Assets	$3,216,097	$3,199,510	$3,216,097	$3,199,510
Total Loans	2,423,711	2,394,007	2,423,711	2,394,007
Total Investment Securities	636,760	653,855	636,760	653,855
Total Deposits	2,679,778	2,705,337	2,679,778	2,705,337
Total Shareholders' Equity	292,960	265,492	292,960	265,492
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

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2026 and 2025 and for the three-month and six-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDMP Assurance, LLP
Portland, Maine
August 7, 2026

Consolidated Balance Sheets (Unaudited) - The First Bancorp, Inc. and Subsidiary

	June 30, 2026	December 31, 2025	June 30, 2025
Assets
Cash and cash equivalents	$29,759,000	$27,779,000	$27,360,000
Interest bearing deposits in other banks	2,715,000	4,124,000	3,253,000
Securities available for sale	276,032,000	264,480,000	278,248,000
Securities held-to-maturity (net of ACL), fair value of $311,221,000 at June 30, 2026, $315,482,000 at December 31, 2025 and $312,508,000 at June 30, 2025	351,991,000	355,928,000	367,873,000
Restricted equity securities, at cost	8,737,000	8,275,000	7,734,000
Loans held for sale	190,000	—	—
Loans	2,423,711,000	2,394,109,000	2,394,007,000
Less allowance for credit losses	24,555,000	25,365,000	24,829,000
Net loans	2,399,156,000	2,368,744,000	2,369,178,000
Accrued interest receivable	20,106,000	14,185,000	19,386,000
Premises and equipment, net	28,351,000	28,767,000	28,198,000
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	68,414,000	63,375,000	67,634,000
Total assets	$3,216,097,000	$3,166,303,000	$3,199,510,000
Liabilities
Demand deposits	$282,691,000	$279,912,000	$291,150,000
NOW deposits	645,223,000	689,083,000	590,536,000
Money market deposits	422,077,000	469,689,000	388,214,000
Savings deposits	250,182,000	248,805,000	256,584,000
Certificates of deposit	1,079,605,000	977,263,000	1,178,853,000
Total deposits	2,679,778,000	2,664,752,000	2,705,337,000
Borrowed funds – short term	178,569,000	92,321,000	101,170,000
Borrowed funds – long term	35,500,000	95,500,000	95,000,000
Other liabilities	29,290,000	30,587,000	32,511,000
Total liabilities	2,923,137,000	2,883,160,000	2,934,018,000
Shareholders' equity
Common stock, one cent par value per share	113,000	112,000	112,000
Additional paid-in capital	74,829,000	73,714,000	72,795,000
Retained earnings	250,254,000	240,456,000	229,511,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(32,444,000)	(31,341,000)	(37,237,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(32,000)	(38,000)	(60,000)
Net unrealized gain on cash flow hedging derivative instruments	—	—	84,000
Net unrealized gain on postretirement costs	240,000	240,000	287,000
Total shareholders' equity	292,960,000	283,143,000	265,492,000
Total liabilities & shareholders' equity	$3,216,097,000	$3,166,303,000	$3,199,510,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,278,777	11,222,363	11,205,861
Book value per common share	$25.97	$25.23	$23.69
Tangible book value per common share	$23.25	$22.49	$20.94
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited) - The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarter ended June 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $1,237,000 for June 30, 2026 and $1,388,000 for June 30, 2025)	$70,079,000	$68,938,000	$35,354,000	$35,014,000
Interest on deposits with other banks	68,000	107,000	38,000	51,000
Interest and dividends on investments (includes YTD tax-exempt income of $3,793,000 for June 30, 2026 and $3,913,000 for June 30, 2025)	8,831,000	9,489,000	4,447,000	4,760,000
Total interest income	78,978,000	78,534,000	39,839,000	39,825,000
Interest expense
Interest on deposits	33,586,000	38,994,000	16,884,000	19,725,000
Interest on borrowed funds	3,541,000	3,332,000	1,793,000	1,691,000
Total interest expense	37,127,000	42,326,000	18,677,000	21,416,000
Net interest income	41,851,000	36,208,000	21,162,000	18,409,000
Credit loss expense - loans	1,569,000	744,000	919,000	348,000
Credit loss (reduction) expense - debt securities HTM	(2,000)	2,000	(1,000)	1,000
Credit loss (reduction) expense - off-balance sheet credit exposures	(12,000)	132,000	17,000	137,000
Total credit loss expense	1,555,000	878,000	935,000	486,000
Net interest income after provision for credit losses	40,296,000	35,330,000	20,227,000	17,923,000
Non-interest income
Investment management and fiduciary income	3,034,000	2,653,000	1,548,000	1,336,000
Service charges on deposit accounts	1,145,000	1,070,000	585,000	539,000
Net gain on sale or call of securities	12,000	—	—	—
Mortgage origination and servicing income, net of amortization	371,000	416,000	195,000	221,000
Debit card income	2,575,000	2,456,000	1,375,000	1,286,000
Other operating income	1,975,000	1,536,000	958,000	747,000
Total non-interest income	9,112,000	8,131,000	4,661,000	4,129,000
Non-interest expense
Salaries and employee benefits	14,450,000	13,126,000	7,120,000	6,276,000
Occupancy expense	1,792,000	1,753,000	836,000	876,000
Furniture and equipment expense	2,997,000	2,900,000	1,454,000	1,438,000
FDIC insurance premiums	1,174,000	1,395,000	604,000	701,000
Amortization of identified intangibles	13,000	13,000	6,000	6,000
Other operating expense	6,567,000	5,856,000	3,357,000	2,902,000
Total non-interest expense	26,993,000	25,043,000	13,377,000	12,199,000
Income before income taxes	22,415,000	18,418,000	11,511,000	9,853,000
Income tax expense	3,862,000	3,278,000	1,951,000	1,790,000
NET INCOME	$18,553,000	$15,140,000	$9,560,000	$8,063,000
Basic earnings per common share	$1.67	$1.37	$0.86	$0.73
Diluted earnings per common share	$1.65	$1.35	$0.85	$0.72
Other comprehensive income (loss) net of tax
Net unrealized (loss) gain on securities available for sale, net of taxes	$(1,103,000)	$5,434,000	$346,000	$1,465,000
Net unrealized gain (loss) on transferred securities, net of taxes	6,000	(13,000)	3,000	(15,000)
Net unrealized (loss) gain on hedging derivative instruments	—	(73,000)	—	2,000
Other comprehensive (loss) gain	(1,097,000)	5,348,000	349,000	1,452,000
Comprehensive income	$17,456,000	$20,488,000	$9,909,000	$9,515,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited) - The First Bancorp, Inc. and Subsidiary

Six Month Period Ended June 30, 2026 and 2025
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2024	11,155,528	$71,944,000	$222,823,000	$(42,274,000)	$252,493,000
Net income	—	—	15,140,000	—	15,140,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	5,434,000	5,434,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(13,000)	(13,000)
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(73,000)	(73,000)
Comprehensive income	—	—	15,140,000	5,348,000	20,488,000
Cash dividends declared ($0.73 per share)	—	—	(8,177,000)	—	(8,177,000)
Equity compensation expense	—	510,000	—	—	510,000
Payment to repurchase common stock	(11,434)	—	(275,000)	—	(275,000)
Issuance of restricted stock	43,297	—	—	—	—
Proceeds from sale of common stock	18,470	453,000	—	—	453,000
Balance at June 30, 2025	11,205,861	$72,907,000	$229,511,000	$(36,926,000)	$265,492,000

Balance at December 31, 2025	11,222,363	$73,826,000	$240,456,000	$(31,139,000)	$283,143,000
Net income	—	—	18,553,000	—	18,553,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,103,000)	(1,103,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	6,000	6,000
Comprehensive income (loss)	—	—	18,553,000	(1,097,000)	17,456,000
Cash dividends declared ($0.75 per share)	—	—	(8,456,000)	—	(8,456,000)
Equity compensation expense	—	612,000	—	—	612,000
Payment to repurchase common stock	(10,906)	—	(299,000)	—	(299,000)
Issuance of restricted stock	49,539	—	—	—	—
Proceeds from sale of common stock	17,781	504,000	—	—	504,000
Balance at June 30, 2026	11,278,777	$74,942,000	$250,254,000	$(32,236,000)	$292,960,000

Three Month Period Ended June 30, 2026 and 2025
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at March 31, 2025	11,196,881	$72,467,000	$225,592,000	$(38,378,000)	$259,681,000
Net income	—	—	8,063,000	—	8,063,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,465,000	1,465,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(15,000)	(15,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	2,000	2,000
Comprehensive income	—	—	8,063,000	1,452,000	9,515,000
Cash dividends declared ($0.37 per share)	—	—	(4,146,000)	—	(4,146,000)
Equity compensation expense	—	212,000	—	—	212,000
Payment to repurchase common stock	(650)	—	2,000	—	2,000
Issuance of restricted stock	—	—	—	—	—
Proceeds from sale of common stock	9,630	228,000	—	—	228,000
Balance at June 30, 2025	11,205,861	$72,907,000	$229,511,000	$(36,926,000)	$265,492,000

Balance at March 31, 2026	11,271,014	$74,368,000	$245,001,000	$(32,585,000)	$286,784,000
Net income	—	—	9,560,000	—	9,560,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	346,000	346,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	3,000	3,000
Comprehensive income	—	—	9,560,000	349,000	9,909,000
Cash dividends declared ($0.38 per share)	—	—	(4,286,000)	—	(4,286,000)
Equity compensation expense	—	306,000	—	—	306,000
Payment to repurchase common stock	(729)		(21,000)	—	(21,000)
Issuance of restricted stock	(750)	—	—	—	—
Proceeds from sale of common stock	9,242	268,000	—	—	268,000
Balance at June 30, 2026	11,278,777	$74,942,000	$250,254,000	$(32,236,000)	$292,960,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) - The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$18,553,000	$15,140,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,086,000	1,090,000
Change in deferred taxes	508,000	178,000
Credit loss expense	1,555,000	878,000
Loans originated for resale	(3,004,000)	(5,198,000)
Proceeds from sales and transfers of loans	2,883,000	5,312,000
Net gain on sales of loans	(69,000)	(114,000)
Net gain on sale or call of securities	(12,000)	—
Net amortization of premiums on investments	240,000	281,000
Net gain on sale of other real estate owned	—	(33,000)
Equity compensation expense	612,000	510,000
Net increase in other assets and accrued interest	(11,897,000)	(8,279,000)
Net decrease in other liabilities	(1,642,000)	(847,000)
Net loss (gain) on disposal of premises and equipment	1,000	(10,000)
Amortization of investment in limited partnership	977,000	626,000
Net acquisition amortization	13,000	13,000
Net cash provided by operating activities	9,804,000	9,547,000
Cash flows from investing activities
Decrease in interest-bearing deposits in other banks	1,409,000	18,847,000
Proceeds from sales of securities available for sale	1,410,000	—
Proceeds from maturities, payments and calls of securities available for sale	19,317,000	17,151,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	5,909,000	2,549,000
Proceeds from sales of other real estate owned	—	206,000
Purchases of securities available for sale	(33,866,000)	(14,109,000)
Purchases of securities to be held to maturity	(2,000,000)	(750,000)
Change in restricted equity securities	(462,000)	(531,000)
Net increase in loans	(31,981,000)	(53,853,000)
Capital expenditures	(715,000)	(1,487,000)
Proceeds from disposal of premises and equipment	—	43,000
Net cash used by investing activities	(40,979,000)	(31,934,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(87,316,000)	(83,956,000)
Net increase in certificates of deposit	102,342,000	64,042,000
Net increase in short-term borrowings	51,248,000	49,892,000
Repayment on long-term borrowings	(25,000,000)	—
Payment to repurchase common stock	(299,000)	(275,000)
Proceeds from sale of common stock	504,000	453,000
Dividends paid	(8,324,000)	(8,045,000)
Net cash provided by financing activities	33,155,000	22,111,000
Net increase (decrease) in cash and cash equivalents	1,980,000	(276,000)
Cash and cash equivalents at beginning of period	27,779,000	27,636,000
Cash and cash equivalents at end of period	$29,759,000	$27,360,000

	For the six months ended June 30,
	2026	2025
Interest paid	$36,867,000	$42,250,000
Income taxes paid	2,720,000	2,060,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$1,103,000	$(5,434,000)
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
Risks and Uncertainties
Global markets experienced heightened volatility following military actions initiated against Iran and subsequent retaliation, and have stabilized as the conflict has de-escalated somewhat, but not yet achieved full resolution. Economic impacts in the U.S. have included a modest increase in interest rates across the yield curve, a drop in equity markets to near correction territory before rebounding, increased fuel prices, speculation around a re-kindling of inflation, and change in expectation from several rates cuts by the FOMC in 2026 to an expectation for modest increases. The newly confirmed Chair of the Federal Reserve has committed to study a number of reforms. Ultimate economic impacts from any or all of the foregoing remain difficult to measure and could ultimately have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

Subsequent Events
Events occurring subsequent to June 30, 2026, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2026:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$24,044,000	$—	$(5,129,000)	$18,915,000
Mortgage-backed securities	254,781,000	128,000	(30,995,000)	223,914,000
State and political subdivisions	36,445,000	5,000	(5,095,000)	31,355,000
Asset-backed securities	1,830,000	18,000	—	1,848,000
	$317,100,000	$151,000	$(41,219,000)	$276,032,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,373,000)	$29,727,000
Mortgage-backed securities	46,665,000	50,000	(8,910,000)	37,805,000
State and political subdivisions	246,369,000	113,000	(23,310,000)	223,172,000
Corporate securities	21,000,000	80,000	(563,000)	20,517,000
	$352,134,000	$243,000	$(41,156,000)	$311,221,000
Less allowance for credit losses	(143,000)	—	—	—
Net securities to be held to maturity	$351,991,000	$243,000	$(41,156,000)	$311,221,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,700,000	$—	$—	$7,700,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,737,000	$—	$—	$8,737,000
The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$23,045,000	$—	$(4,973,000)	$18,072,000
Mortgage-backed securities	240,166,000	410,000	(30,142,000)	210,434,000
State and political subdivisions	38,953,000	26,000	(4,989,000)	33,990,000
Asset-backed securities	1,989,000	10,000	(15,000)	1,984,000
	$304,153,000	$446,000	$(40,119,000)	$264,480,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,221,000)	$29,879,000
Mortgage-backed securities	48,566,000	116,000	(8,924,000)	39,758,000
State and political subdivisions	248,408,000	161,000	(22,972,000)	225,597,000
Corporate securities	21,000,000	52,000	(804,000)	20,248,000
	$356,074,000	$329,000	$(40,921,000)	$315,482,000
Less allowance for credit losses	(146,000)	—	—	—
Net securities to be held to maturity	$355,928,000	$329,000	$(40,921,000)	$315,482,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,238,000	$—	$—	$7,238,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,275,000	$—	$—	$8,275,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$24,544,000	$—	$(5,510,000)	$19,034,000
Mortgage-backed securities	258,633,000	487,000	(34,704,000)	224,416,000
State and political subdivisions	40,087,000	—	(7,400,000)	32,687,000
Asset-backed securities	2,117,000	10,000	(16,000)	2,111,000
	$325,381,000	$497,000	$(47,630,000)	$278,248,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,879,000)	$29,221,000
Mortgage-backed securities	50,510,000	78,000	(10,211,000)	40,377,000
State and political subdivisions	251,461,000	44,000	(34,833,000)	216,672,000
Corporate securities	28,000,000	—	(1,762,000)	26,238,000
	$368,071,000	$122,000	$(55,685,000)	$312,508,000
Less allowance for credit losses	(198,000)	—	—	—
Net securities to be held to maturity	$367,873,000	$122,000	$(55,685,000)	$312,508,000
Restricted equity securities
Federal Home Loan Bank Stock	$6,697,000	$—	$—	$6,697,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$7,734,000	$—	$—	$7,734,000
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
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $18,065,000 as of June 30, 2026. Corporate securities in HTM consist of 11 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the private activity bonds and corporate securities is considered very low and an immaterial ACL has been established. As of June 30, 2026 and 2025, and December 31, 2025, the total ACL for HTM securities was $143,000, $198,000 and $146,000, respectively.
Changes in the ACL are recorded as credit loss expense, or reduction. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.
Contractual Maturities: The following table summarizes the contractual maturities of investment securities at June 30, 2026:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$90,000	$90,000	$4,376,000	$4,388,000
Due in 1 to 5 years	10,818,000	9,542,000	36,234,000	34,607,000
Due in 5 to 10 years	20,917,000	19,447,000	109,422,000	104,206,000
Due after 10 years	285,275,000	246,953,000	202,102,000	168,020,000
	$317,100,000	$276,032,000	$352,134,000	$311,221,000

The following table summarizes the contractual maturities of investment securities at December 31, 2025:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$92,000	$92,000	$1,729,000	$1,725,000
Due in 1 to 5 years	7,413,000	6,584,000	34,803,000	33,363,000
Due in 5 to 10 years	20,390,000	18,693,000	98,390,000	94,855,000
Due after 10 years	276,258,000	239,111,000	221,152,000	185,539,000
	$304,153,000	$264,480,000	$356,074,000	$315,482,000
The following table summarizes the contractual maturities of investment securities at June 30, 2025:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,520,000	$1,514,000	$3,449,000	$3,451,000
Due in 1 to 5 years	1,144,000	1,032,000	25,972,000	24,904,000
Due in 5 to 10 years	28,577,000	25,480,000	107,248,000	99,952,000
Due after 10 years	294,140,000	250,222,000	231,402,000	184,201,000
	$325,381,000	$278,248,000	$368,071,000	$312,508,000
Pledged Securities: At June 30, 2026, securities with a carrying value of $340,073,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $385,197,000 as of December 31, 2025 and $347,745,000 at June 30, 2025, pledged for the same purposes.

Realized Gains and Losses on AFS Securities: Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses on AFS securities for the six months and quarters ended June 30, 2026 and 2025:

	For the six months ended June 30,		For the quarter ended June 30,
	2026	2025	2026	2025
Proceeds from sales of securities	$1,410,000	$—	—	$—
Gross realized gains	12,000	—	—	—
Net gain	$12,000	$—	$—	$—
Related income taxes	$3,000	$—	$—	$—

Unrealized Gains and Losses on AFS Securities: As of June 30, 2026, there were 247 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at June 30, 2026, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$987,000	$(12,000)	$17,928,000	$(5,117,000)	$18,915,000	$(5,129,000)
Mortgage-backed securities	38,131,000	(271,000)	166,413,000	(30,724,000)	204,544,000	(30,995,000)
State and political subdivisions	6,778,000	(72,000)	23,455,000	(5,023,000)	30,233,000	(5,095,000)
	$45,896,000	$(355,000)	$207,796,000	$(40,864,000)	$253,692,000	$(41,219,000)

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
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at June 30, 2025 aggregated by major security type and length of time in a continuous unrealized loss position:

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

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the Mortgage-backed securities owned were issued either by GNMA, FNMA or FHLMC. HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of June 30, 2026. HTM corporate debt holdings consist of 11 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each issuer was in good standing as of June 30, 2026.

ACL for HTM Securities: The following tables present the activity in the ACL for HTM debt securities by major security type for the six months and quarters ended June 30, 2026 and 2025:

	For the six months ended
	June 30, 2026			June 30, 2025
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$68,000	$78,000	$146,000	$80,000	$116,000	$196,000
Credit loss (reduction) expense[1]	(2,000)	(1,000)	(3,000)	(1,000)	3,000	2,000
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$66,000	$77,000	$143,000	$79,000	$119,000	$198,000
1Current period total does not tie to Consolidated Statement of Income due to rounding.

	For the quarter ended
	June 30, 2026			June 30, 2025
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$67,000	$78,000	$145,000	$81,000	$116,000	$197,000
Credit loss (reduction) expense[1]	(1,000)	(1,000)	(2,000)	(2,000)	3,000	1,000
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$66,000	$77,000	$143,000	$79,000	$119,000	$198,000
1Current period total does not tie to Consolidated Statement of Income due to rounding.
There was no ACL on U.S. Government-sponsored enterprise, agency securities, or mortgage-backed securities as of June 30, 2026. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of June 30, 2026, none of the Company’s HTM debt securities were past due or on non-accrual status.

Re-Classified Securities: During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $32,000, net of taxes, at June 30, 2026. This compares to $38,000 and $60,000, net of taxes, at December 31, 2025 and June 30, 2025, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

Restricted Equity Securities: The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of June 30, 2026 and 2025, and December 31, 2025, the Bank's investment in FHLBB stock totaled $7,700,000, $6,697,000 and $7,238,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at June 30, 2026 and 2025, and December 31, 2025.

The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through June 30, 2026. The Bank will continue to monitor its investment in these restricted equity securities.

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

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of June 30, 2026 and 2025 and at December 31, 2025:

	June 30, 2026		December 31, 2025		June 30, 2025
Commercial
Real estate owner occupied	$379,591,000	15.7%	$378,263,000	15.8%	$371,332,000	15.5%
Real estate non-owner occupied	399,164,000	16.5%	409,177,000	17.1%	424,610,000	17.7%
Construction	29,014,000	1.2%	35,025,000	1.5%	53,077,000	2.2%
C&I	394,087,000	16.3%	376,907,000	15.7%	381,434,000	16.0%
Multifamily	139,842,000	5.8%	158,910,000	6.6%	136,951,000	5.7%
Agriculture	50,347,000	2.1%	48,145,000	2.0%	52,931,000	2.2%
Municipal	60,824,000	2.4%	52,074,000	2.2%	62,924,000	2.6%
Residential
Term	751,429,000	31.0%	739,188,000	30.9%	724,330,000	30.3%
Construction	39,116,000	1.6%	35,332,000	1.5%	31,579,000	1.3%
Home Equity
Revolving and term	160,258,000	6.6%	142,219,000	5.9%	134,280,000	5.6%
Consumer	20,039,000	0.8%	18,869,000	0.8%	20,559,000	0.9%
Total	$2,423,711,000	100.0%	$2,394,109,000	100.0%	$2,394,007,000	100.0%
Loan balances include net deferred loan costs of $12,702,000 as of June 30, 2026, $12,737,000 as of December 31, 2025, and $12,821,000 as of June 30, 2025. Net deferred loan costs have stayed within a narrow range as compared to a year ago and year-to-date based upon loan origination unit volume over the periods, prepayments, and normal repayment activity. Loan balances in the Residential Term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment added $187,000, $910,000 and $1,003,000 to the loan balances as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively. Also included in Residential term loan balances is a valuation adjustment for the market value of caps which subtracted $558,000 and added $371,000 to loan balances as of June 30, 2026 and December 31, 2025, respectively. There was no market value of caps adjustment as of June 30, 2025.
Pledged Loans: Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $646,866,000 at June 30, 2026, were used to collateralize borrowings from the FHLBB. This compares to qualifying loans which totaled $669,541,000 at December 31, 2025, and $603,943,000 at June 30, 2025. In addition, commercial, residential construction and home equity loans totaling $430,297,000 at June 30, 2026, $366,032,000 at December 31, 2025, and $384,083,000 at June 30, 2025, were used to collateralize a standby line of credit at the FRBB.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2026, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$539,000	$—	$4,076,000	$4,615,000	$374,976,000	$379,591,000	$—
Real estate non-owner occupied	1,062,000	—	134,000	1,196,000	397,968,000	399,164,000	—
Construction	64,000	95,000	7,000	166,000	28,848,000	29,014,000	7,000
C&I	884,000	107,000	1,501,000	2,492,000	391,595,000	394,087,000	—
Multifamily	1,017,000	2,408,000	—	3,425,000	136,417,000	139,842,000	—
Agriculture	479,000	152,000	—	631,000	49,716,000	50,347,000	—
Municipal	—	—	—	—	60,824,000	60,824,000	—
Residential
Term	789,000	1,536,000	4,803,000	7,128,000	744,301,000	751,429,000	602,000
Construction	—	36,000	—	36,000	39,080,000	39,116,000	—
Home equity
Revolving and term	1,716,000	168,000	295,000	2,179,000	158,079,000	160,258,000	31,000
Consumer	306,000	252,000	117,000	675,000	19,364,000	20,039,000	116,000
Total	$6,856,000	$4,754,000	$10,933,000	$22,543,000	$2,401,168,000	$2,423,711,000	$756,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2025, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$683,000	$734,000	$3,698,000	$5,115,000	$373,148,000	$378,263,000	$—
Real estate non-owner occupied	734,000	—	1,285,000	2,019,000	407,158,000	409,177,000	—
Construction	103,000	—	7,000	110,000	34,915,000	35,025,000	7,000
C&I	404,000	102,000	1,240,000	1,746,000	375,161,000	376,907,000	21,000
Multifamily	1,600,000	160,000	—	1,760,000	157,150,000	158,910,000	—
Agriculture	316,000	—	377,000	693,000	47,452,000	48,145,000	—
Municipal	—	—	—	—	52,074,000	52,074,000	—
Residential
Term	1,268,000	2,901,000	3,222,000	7,391,000	731,797,000	739,188,000	613,000
Construction	90,000	—	—	90,000	35,242,000	35,332,000	—
Home equity
Revolving and term	1,449,000	391,000	534,000	2,374,000	139,845,000	142,219,000	—
Consumer	152,000	118,000	39,000	309,000	18,560,000	18,869,000	24,000
Total	$6,799,000	$4,406,000	$10,402,000	$21,607,000	$2,372,502,000	$2,394,109,000	$665,000

Information on the past-due status of loans by class of financing receivable as of June 30, 2025, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$395,000	$—	$—	$395,000	$370,937,000	$371,332,000	$—
Real estate non-owner occupied	—	—	—	—	424,610,000	424,610,000	—
Construction	—	—	—	—	53,077,000	53,077,000	—
C&I	480,000	14,000	710,000	1,204,000	380,230,000	381,434,000	—
Multifamily	—	—	—	—	136,951,000	136,951,000	—
Agriculture	—	—	—	—	52,931,000	52,931,000	—
Municipal	—	—	—	—	62,924,000	62,924,000	—
Residential
Term	309,000	822,000	1,307,000	2,438,000	721,892,000	724,330,000	341,000
Construction	—	—	—	—	31,579,000	31,579,000	—
Home equity
Revolving and term	494,000	262,000	126,000	882,000	133,398,000	134,280,000	—
Consumer	302,000	139,000	205,000	646,000	19,913,000	20,559,000	116,000
Total	$1,980,000	$1,237,000	$2,348,000	$5,565,000	$2,388,442,000	$2,394,007,000	$457,000
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

The following table presents the amortized cost basis of loans on non-accrual status as of June 30, 2026, December 31, 2025 and June 30, 2025:

	June 30, 2026			December 31, 2025			June 30, 2025
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual
Commercial
Real estate owner occupied	$1,847,000	$3,313,000	$5,160,000	$1,131,000	$2,896,000	$4,027,000	$—	$522,000	$522,000
Real estate non-owner occupied	1,229,000	193,000	1,422,000	1,285,000	61,000	1,346,000	—	61,000	61,000
Construction	—	—	—	—	8,000	8,000	—	17,000	17,000
C&I	665,000	1,578,000	2,243,000	1,297,000	617,000	1,914,000	326,000	1,249,000	1,575,000
Multifamily	—	—	—	—	—	—	—	15,000	15,000
Agriculture	—	64,000	64,000	—	441,000	441,000	—	103,000	103,000
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	115,000	6,808,000	6,923,000	115,000	4,078,000	4,193,000	—	3,193,000	3,193,000
Construction	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	202,000	1,294,000	1,496,000	242,000	703,000	945,000	—	553,000	553,000
Consumer	—	—	—	—	5,000	5,000	—	—	—
Total	$4,058,000	$13,250,000	$17,308,000	$4,070,000	$8,809,000	$12,879,000	$326,000	$5,713,000	$6,039,000
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

The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2026, December 31, 2025 and June 30, 2025, by collateral type:

	June 30, 2026			December 31, 2025			June 30, 2025
	Collateral Type			Collateral Type			Collateral Type
	Commercial Real Estate	Residential Real Estate	Other	Commercial Real Estate	Residential Real Estate	Other	Commercial Real Estate	Residential Real Estate	Other
Commercial
Real estate owner occupied	$4,792,000	$—	$—	$3,626,000	$—	$—	$249,000	$—	$—
Real estate non-owner occupied	1,291,000	—	—	1,348,000	—	—	61,000	—	—
Construction	—	—	—	—	—	—	—	—	—
C&I	—	—	1,280,000	—	—	1,300,000	—	—	1,394,000
Multifamily	—	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	—	4,957,000	—	—	2,912,000	—	—	2,081,000	—
Construction	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	—	307,000	—	—	361,000	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$6,083,000	$5,264,000	$1,280,000	$4,974,000	$3,273,000	$1,300,000	$310,000	$2,081,000	$1,394,000
Loan Modifications to Borrowers Experiencing Financial Difficulty: Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, term extension, payment deferral, principle forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief.
The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended June 30, 2026:

Amortized Cost Basis
	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Rate Modification	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$—	$646,000	$—	0.17%
Real estate non-owner occupied	—	—	—	60,000	0.01%
Construction	—	—	—	—	—%
C&I	—	—	182,000	454,000	0.16%
Multifamily	—	—	—	—	—%
Agriculture	—	—	—	—	—%
Municipal	—	—	—	—	—%
Residential
Term	—	—	—	—	—%
Construction	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—%
Consumer	—	—	—	—	—%
Total	$—	$—	$828,000	$514,000

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended June 30, 2026:

Combination Payment Deferral and Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan
C&I	Payments deferred for 3 months; term increased 3 months

Combination Payment Deferral and Rate Modification
Financial Effect
Commercial
Real estate non-owner occupied	Temporary payment and rate accommodations
C&I	Temporary payment and rate accommodations

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the six months ended June 30, 2026:

Amortized Cost Basis
	Payment Deferral	Term Extension	Rate Modification	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Rate Modification	Combination Payment Deferral, Term & Rate Modification	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$135,000	$—	$889,000	$—	$—	0.27%
Real estate non-owner occupied	—	—	—	—	60,000	1,229,000	0.32%
Construction	—	—	—	—	—	—	—%
C&I	49,000	—	—	317,000	454,000	—	0.21%
Multifamily	—	—	—	—	—	—	—%
Agriculture	—	—	—	38,000	—	—	0.08%
Municipal	—	—	—	—	—	—	—%
Residential
Term	—	—	—	194,000	—	330,000	0.07%
Construction	—	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	306,000	—	—	0.21%
Consumer	—	—	—	—	—	—	—%
Total	$49,000	$135,000	$—	$1,744,000	$514,000	$1,559,000
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the six months ended June 30, 2026:

Payment Deferral
Financial Effect
Commercial
C&I	Temporary payment accommodation, payments deferred to end of loan

Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, extended term 9 months

Combination Payment Deferral and Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan
C&I	Payments deferred for 3 months; term increased 3 months
Agriculture	Payments deferred for 3 months; term increased 3 months
Residential
Term	Temporary payment accommodation, payments deferred to end of loan
Home Equity
Revolving and term	Temporary payment accommodation, payments deferred to end of loan

Combination Payment Deferral and Rate Modification
Financial Effect
Commercial
Real estate non-owner occupied	Temporary payment and rate accommodations
C&I	Temporary payment and rate accommodations

Combination Payment Deferral, Term Extension and Rate Modification
Financial Effect
Commercial
Real estate non-owner occupied	Temporary payment and rate accommodations, payments deferred to end of loan
Residential
Term	Temporary payment and rate accommodations, payments deferred to end of loan

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended June 30, 2025:

Amortized Cost Basis
	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Rate Modification	Combination Payment Deferral, Term Extension and Rate Modification	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$—	$337,000	$—	$—	0.09%
Real estate non-owner occupied	—	—	—	61,000	1,285,000	0.32%
Construction	—	—	—	—	—	—%
C&I	212,000	—	189,000	471,000	—	0.23%
Multifamily	—	—	—	—	—	—%
Agriculture	179,000	—	—	—	—	0.34%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	972,000	—	357,000	0.18%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	367,000	—	—	0.27%
Consumer	—	—	—	—	—	—%
Total	$391,000	$—	$1,865,000	$532,000	$1,642,000
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

Combination Payment Deferral and Rate Modification
Financial Effect
Commercial
Real estate non-owner occupied	Payments deferred for 6 months; rate reduction to 2.0%
C&I	Payments deferred for 6 months; rate reduction to 2.0%

Combination of Payment Deferral, Term Extension and Rate Modification
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

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the six months ended June 30, 2025:

Amortized Cost Basis
	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Rate Modification	Combination Payment Deferral, Term Extension and Rate Modification	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$156,000	$—	$337,000	$—	$—	0.13%
Real estate non-owner occupied	—	364,000	—	61,000	1,285,000	0.40%
Construction	—	—	—	—	—	—%
C&I	285,000	—	189,000	471,000	—	0.25%
Multifamily	908,000	—	—	—	—	0.66%
Agriculture	1,715,000	—	—	—	—	3.24%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	972,000	—	357,000	0.18%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	367,000	—	—	0.27%
Consumer	—	—	—	—	—	—%
Total	$3,064,000	$364,000	$1,865,000	$532,000	$1,642,000

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the six months ended June 30, 2025:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation - payments deferred to end of loan; 5 yr balloon payment
C&I	Temporary payment accommodation, payments deferred to end of loan
Multifamily	Temporary payment accommodation, payments deferred to end of loan
Agriculture	Temporary payment accommodation - payments deferred to end of loan; payments deferred for 6 months

Term Extension
Financial Effect
Commercial
Real estate non-owner occupied	Temporary payment accommodation, extended term 6 months

Combination Payment Deferral and Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan
C&I	Temporary payment accommodation, payments deferred to end of loan
Residential
Term	Temporary payment accommodation, payments deferred to end of loan
Home Equity
Revolving and Term	Temporary payment accommodation, payments deferred to end of loan

Combination Payment Deferral and Rate Modification
Financial Effect
Commercial
Real estate non-owner occupied	Payments deferred for 6 months; rate reduction to 2.0%
C&I	Payments deferred for 6 months; rate reduction to 2.0%

Combination of Payment Deferral, Term Extension and Rate Modification
Financial Effect
Commercial
Real estate non-owner occupied	Seasonal payments, 5 yr balloon; 60 month term, 120 month amort; WSJP 0.50%
Residential
Term	Seasonal payments, 3 yr balloon; 36 month term, 300 month amort; fixed rate

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. In its monitoring, the Company considers an event of payment default to be a payment past due thirty days or more, and counts all such events even if subsequently cured.

The following tables depict the amortized cost basis of loans that were modified during the previous 12 months as of June 30, 2026 and 2025, that had an event of payment default at some point during the 12 month period:

	Amortized Cost Basis
As of June 30, 2026	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination Payment Deferral, Term Extension and Rate Modification
Commercial
Real estate owner occupied	$—	$—	$368,000	$—
Real Estate non-owner occupied	—	252,000	—	1,229,000
C&I	360,000	9,000	246,000	—
Agriculture	574,000	—	—	—
Residential
Term	—	—	194,000	330,000
Home Equity
Revolving and term	—	—	306,000	—
Total	$934,000	$261,000	$1,114,000	$1,559,000

	Amortized Cost Basis
As of June 30, 2025	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension
Commercial
C&I	$196,000	$11,000	$18,000
Agriculture	179,000	—	—
Residential
Term	—	125,000	—
Total	$375,000	$136,000	$18,000

The following table depicts the performance of loans that have been modified during the previous 12 months as of June 30, 2026:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$1,299,000	$—	$—	$—
Real Estate non-owner occupied	1,655,000	—	—	—
C&I	1,607,000	—	18,000	—
Multifamily	4,043,000	—	—	—
Agriculture	545,000	—	—	—
Residential
Term	1,003,000	—	—	—
Home Equity
Revolving and term	306,000	—		—
Consumer	—	—	—	—
Total	$10,458,000	$—	$18,000	$—

The following table depicts the performance of loans that had been modified during the the previous 12 months as of June 30, 2025:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$493,000	$—	$—	$—
Real Estate non-owner occupied	1,710,000	—	—	—
Construction	—	—	—	—
C&I	1,010,000	—	—	—
Multifamily	908,000	—	—	—
Agriculture	1,715,000	—	—	—
Residential
Term	1,452,000	—	—	—
Home Equity
Revolving and term	367,000	—	—	—
Consumer	—	—	—	—
Total	$7,655,000	$—	$—	$—
Loans in Process of Foreclosure: As of June 30, 2026, there were seven mortgage loans collateralized by residential real estate with a total balance of $1,572,000; one home equity line of credit collateralized by residential real estate with a balance of $63,000; and one consumer loan collateralized by land with a balance of $7,000, in the process of foreclosure. There were also eight commercial loans collateralized by either residential real estate or owner-occupied commercial real estate with a total balance of $4,723,000, in the process of foreclosure. This compares to seven mortgage loans collateralized by residential real estate with a total balance of $1,754,000; one home equity line of credit collateralized by residential real estate with a balance of $63,000; and seven commercial loans collateralized by either residential real estate or owner-occupied commercial real estate with a total balance of $3,826,000, in the process of foreclosure as of December 31, 2025; and two mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $859,000 as of June 30, 2025.

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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 21.4% of total Bank capital as of June 30, 2026 and remain below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 190.7% of total Bank capital at June 30, 2026, below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the ACL as of June 30, 2026, by class of financing receivable and allowance element, is presented in the following table:

As of June 30, 2026	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$917,000	$3,788,000	$848,000	$5,553,000
Real estate non-owner occupied	961,000	3,572,000	660,000	5,193,000
Construction	—	142,000	49,000	191,000
C&I	327,000	3,703,000	564,000	4,594,000
Multifamily	—	569,000	141,000	710,000
Agriculture	—	419,000	59,000	478,000
Municipal	—	36,000	187,000	223,000
Residential
Term	87,000	5,378,000	599,000	6,064,000
Construction	—	276,000	55,000	331,000
Home Equity
Revolving and term	33,000	906,000	106,000	1,045,000
Consumer	—	161,000	12,000	173,000
	$2,325,000	$18,950,000	$3,280,000	$24,555,000

A breakdown of the ACL as of December 31, 2025, by class of financing receivable and allowance element, is presented in the following table:

As of December 31, 2025	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$377,000	$4,173,000	$794,000	$5,344,000
Real estate non-owner occupied	1,209,000	3,979,000	632,000	5,820,000
Construction	—	194,000	56,000	250,000
C&I	961,000	3,522,000	540,000	5,023,000
Multifamily	—	669,000	157,000	826,000
Agriculture	—	472,000	47,000	519,000
Municipal	—	33,000	160,000	193,000
Residential
Term	87,000	5,270,000	592,000	5,949,000
Construction	—	249,000	50,000	299,000
Home Equity
Revolving and term	106,000	747,000	105,000	958,000
Consumer	—	174,000	10,000	184,000
	$2,740,000	$19,482,000	$3,143,000	$25,365,000
A breakdown of the ACL as of June 30, 2025, by class of financing receivable and allowance element, is presented in the following table:

As of June 30, 2025	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,476,000	$719,000	$5,195,000
Real estate non-owner occupied	—	4,289,000	645,000	4,934,000
Construction	—	335,000	101,000	436,000
C&I	326,000	3,946,000	593,000	4,865,000
Multifamily	—	1,408,000	164,000	1,572,000
Agriculture	—	517,000	149,000	666,000
Municipal	—	36,000	231,000	267,000
Residential
Term	—	5,075,000	410,000	5,485,000
Construction	—	360,000	55,000	415,000
Home Equity
Revolving and term	—	741,000	82,000	823,000
Consumer	—	164,000	7,000	171,000
	$326,000	$21,347,000	$3,156,000	$24,829,000
The ACL as a percent of total loans stood at 1.01% as of June 30, 2026, 1.06% at December 31, 2025 and 1.04% as of June 30, 2025.

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the six months and quarters ended June 30, 2026 and 2025:

	For the six months ended June 30,		For the quarter ended June 30,
	2026	2025	2026	2025
Allowance for credit losses:
Beginning balance	$565,000	$714,000	$536,000	$709,000
Credit loss (reduction) expense	(12,000)	132,000	17,000	137,000
Total ending allowance balance	$553,000	$846,000	$553,000	$846,000

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of June 30, 2026:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2026
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$20,616	$56,302	$39,828	$58,009	$58,250	$115,413	$11,527	$—	$359,945
Special Mention (risk rating 6)	—	135	—	5,521	1,914	929	—	—	8,499
Substandard (risk rating 7)	—	—	71	1,350	7,270	2,456	—	—	11,147
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate owner occupied	20,616	56,437	39,899	64,880	67,434	118,798	11,527	—	379,591
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate non-owner occupied
Pass (risk rating 1-5)	30,387	47,692	27,517	33,946	61,388	181,827	8,269	—	391,026
Special Mention (risk rating 6)	—	—	—	1,297	3,018	1,643	—	—	5,958
Substandard (risk rating 7)	—	1,363	252	61	—	504	—	—	2,180
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate non-owner occupied	30,387	49,055	27,769	35,304	64,406	183,974	8,269	—	399,164
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass (risk rating 1-5)	4,054	4,696	10,110	2,319	1,884	5,792	—	—	28,855
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	95	—	—	64	—	—	159
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	4,054	4,696	10,205	2,319	1,884	5,856	—	—	29,014
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	27,921	40,969	51,308	41,460	30,245	50,978	89,822	5,658	338,361
Special Mention (risk rating 6)	65	4,697	12,464	590	5,089	5,994	24,336	—	53,235
Substandard (risk rating 7)	—	857	85	564	315	96	574	—	2,491
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	27,986	46,523	63,857	42,614	35,649	57,068	114,732	5,658	394,087
Current period gross write-offs	—	—	—	(287)	—	(411)	—	—	(698)
Multifamily
Pass (risk rating 1-5)	4,373	39,628	15,345	6,855	42,159	24,874	735	—	133,969
Special Mention (risk rating 6)	—	—	—	—	—	267	—	—	267
Substandard (risk rating 7)	—	—	2,408	—	1,017	2,181	—	—	5,606
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	4,373	39,628	17,753	6,855	43,176	27,322	735	—	139,842
Current period gross write-offs	—	(160)	—	(1,043)	—	—	—	—	(1,203)
Agriculture
Pass (risk rating 1-5)	2,378	8,303	8,629	2,237	4,315	17,397	5,474	155	48,888
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	1,315	—	61	—	83	—	—	1,459
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	2,378	9,618	8,629	2,298	4,315	17,480	5,474	155	50,347
Current period gross write-offs	—	—	(90)	(179)	(66)	(20)	—	—	(355)

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2026
Municipal
Pass (risk rating 1-5)	7,718	6,295	6,519	16,288	2,739	21,265	—	—	60,824
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	7,718	6,295	6,519	16,288	2,739	21,265	—	—	60,824
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	35,363	76,546	77,375	79,381	132,786	341,032	1,907	116	744,506
Non-performing	—	367	562	1,403	1,087	3,504	—	—	6,923
Total Term	35,363	76,913	77,937	80,784	133,873	344,536	1,907	116	751,429
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Performing	7,519	30,409	666	110	412	—	—	—	39,116
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	7,519	30,409	666	110	412	—	—	—	39,116
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home equity revolving and term
Performing	4,197	8,665	10,635	7,046	6,629	3,123	109,604	8,863	158,762
Non-performing	—	—	110	37	123	385	658	183	1,496
Total Home equity revolving and term	4,197	8,665	10,745	7,083	6,752	3,508	110,262	9,046	160,258
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	1,682	1,657	1,255	1,075	370	4,961	9,039	—	20,039
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	1,682	1,657	1,255	1,075	370	4,961	9,039	—	20,039
Current period gross write-offs	—	(49)	(55)	(8)	(9)	(57)	—	—	(178)
Total loans	$146,273	$329,896	$265,234	$259,610	$361,010	$784,768	$261,945	$14,975	$2,423,711

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
The following table presents ACL activity by class for the six months and quarter ended June 30, 2026:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the six months ended June 30, 2026
Beginning balance	$5,344	$5,820	$250	$5,023	$826	$519	$193	$5,949	$299	$958	$184	$25,365
Charge offs	—	—	—	(698)	(1,203)	(355)	—	—	—	—	(178)	(2,434)
Recoveries	—	—	—	—	—	—	—	5	—	4	46	55
Credit loss expense (reduction)	209	(627)	(59)	269	1,087	314	30	110	32	83	121	1,569
Ending balance	$5,553	$5,193	$191	$4,594	$710	$478	$223	$6,064	$331	$1,045	$173	$24,555
For the three months ended June 30, 2026
Beginning balance	$5,670	$5,380	$206	$4,544	$1,370	$485	$193	$5,945	$323	$924	$169	$25,209
Charge offs	—	—	—	(25)	(1,203)	(265)	—	—	—	—	(109)	(1,602)
Recoveries	—	—	—	—	—	—	—	3	—	2	24	29
Credit loss (reduction) expense	(117)	(187)	(15)	75	543	258	30	116	8	119	89	919
Ending balance	$5,553	$5,193	$191	$4,594	$710	$478	$223	$6,064	$331	$1,045	$173	$24,555
The following table presents ACL activity by class for the year ended December 31, 2025:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the year ended December 31, 2025
Beginning balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
Charge offs	(53)	—	—	(1,333)	—	(27)	—	(1)	—	—	(329)	(1,743)
Recoveries	—	—	—	76	—	—	—	7	—	16	89	188
Credit loss expense (reduction)	352	991	(694)	916	(413)	(59)	(69)	702	(175)	256	242	2,049
Ending balance	$5,344	$5,820	$250	$5,023	$826	$519	$193	$5,949	$299	$958	$184	$25,365

The following table presents ACL activity by class for the six months and quarter ended June 30, 2025:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the six months ended June 30, 2025
Beginning balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
Charge offs	—	—	—	(754)	—	—	—	(1)	—	—	(119)	(874)
Recoveries	—	—	—	28	—	—	—	4	—	12	44	88
Credit loss expense (reduction)	150	105	(508)	227	333	61	5	241	(59)	125	64	744
Ending balance	$5,195	$4,934	$436	$4,865	$1,572	$666	$267	$5,485	$415	$823	$171	$24,829
For the three months ended June 30, 2025
Beginning balance	$5,189	$4,870	$619	$5,499	$1,455	$587	$235	$5,260	$465	$751	$184	$25,114
Charge offs	—	—	—	(608)	—	—	—	—	—	—	(58)	(666)
Recoveries	—	—	—	2	—	—	—	2	—	10	19	33
Credit loss expense (reduction)	6	64	(183)	(28)	117	79	32	223	(50)	62	26	348
Ending balance	$5,195	$4,934	$436	$4,865	$1,572	$666	$267	$5,485	$415	$823	$171	$24,829

As of June 30, 2026, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

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
As of June 30, 2026, 221,105 shares of restricted stock had been granted under the 2020 Plan, of which 107,109 shares remain restricted as of June 30, 2026 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2024	3.0	26,387	0.6
2025	3.0	35,732	1.6
2026	3.0	44,990	2.6
		107,109	1.8
The compensation cost related to these non-vested restricted stock grants is $2,813,000 and is recognized over the vesting terms of each grant. In the six months ended June 30, 2026, $612,000 of expense was recognized for these restricted shares, leaving $1,573,000 in unrecognized expense as of June 30, 2026. In the six months ended June 30, 2025, $510,000 of expense was recognized for restricted shares, leaving $1,368,000 in unrecognized expense as of June 30, 2025.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $504,000 and $453,000 for the six months ended June 30, 2026 and 2025, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the six months ended June 30, 2026 and 2025:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2026
Net income as reported	$18,553,000
Basic EPS: Income available to common shareholders	18,553,000	11,115,125	$1.67
Effect of dilutive securities: restricted stock		150,812
Diluted EPS: Income available to common shareholders plus assumed conversions	$18,553,000	11,265,937	$1.65
For the six months ended June 30, 2025
Net income as reported	$15,140,000
Basic EPS: Income available to common shareholders	15,140,000	11,079,614	$1.37
Effect of dilutive securities: restricted stock		113,454
Diluted EPS: Income available to common shareholders plus assumed conversions	$15,140,000	11,193,068	$1.35

The following table sets forth the computation of basic and diluted EPS for the quarters ended June 30, 2026 and 2025:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2026
Net income as reported	$9,560,000
Basic EPS: Income available to common shareholders	9,560,000	11,119,759	$0.86
Effect of dilutive securities: restricted stock		157,103
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,560,000	11,276,862	$0.85
For the quarter ended June 30, 2025
Net income as reported	$8,063,000
Basic EPS: Income available to common shareholders	8,063,000	11,084,335	$0.73
Effect of dilutive securities: restricted stock		118,760
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,063,000	11,203,095	$0.72

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $594,000 and $564,000 for the six months ended June 30, 2026 and 2025, respectively.
Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $98,000 and $72,000 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the associated accrued liability included in other liabilities in the balance sheet was $2,415,000 compared to $2,460,000 and $2,506,000 at December 31, 2025 and June 30, 2025, respectively.
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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the six months ended June 30,
	2026	2025
Change in benefit obligation
Benefit obligation at beginning of year	$820,000	$843,000
Interest cost	—	—
Benefits paid	(43,000)	(45,000)
Benefit obligation at end of period	$777,000	$798,000
Funded status
Benefit obligation at end of period	$(777,000)	$(798,000)
Unamortized gain	(304,000)	(363,000)
Accrued benefit cost at end of period	$(1,081,000)	$(1,161,000)
There was no net periodic pension cost for the six months ended June 30, 2026 and 2025.

Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	June 30, 2026	December 31, 2025	June 30, 2025
Unamortized net actuarial gain	$304,000	$304,000	$363,000
Deferred tax expense	(64,000)	(64,000)	(76,000)
Net unrecognized postretirement benefits included in AOCI	$240,000	$240,000	$287,000
A weighted average discount rate of 4.98% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.00%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2026 are $85,000. Plan expense for 2026 is estimated to be $0. A 1.00% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost, and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)
The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the six months and quarters ended June 30, 2026 and 2025:

	For the six months ended June 30,		For the quarter ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$(31,341,000)	$(42,671,000)	$(32,790,000)	$(38,702,000)
Unrealized (losses) gains rising during the period	(1,384,000)	6,880,000	438,000	1,856,000
Reclassification of net realized gains during the period	(12,000)	—	—	—
Related deferred taxes	293,000	(1,446,000)	(92,000)	(391,000)
Net change	(1,103,000)	5,434,000	346,000	1,465,000
Balance at end of period	$(32,444,000)	$(37,237,000)	$(32,444,000)	$(37,237,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the six months and quarters ended June 30, 2026 and 2025:

	For the six months ended June 30,		For the quarter ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$(38,000)	$(47,000)	$(35,000)	$(45,000)
Amortization of net unrealized gains	7,000	(17,000)	3,000	(20,000)
Related deferred taxes	(1,000)	4,000	—	5,000
Net change	6,000	(13,000)	3,000	(15,000)
Balance at end of period	$(32,000)	$(60,000)	$(32,000)	$(60,000)
The following table presents the effect of the Company's derivative financial instruments included in OCI for the six months and quarters ended June 30, 2026 and 2025:

	For the six months ended June 30,		For the quarter ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$—	$157,000	$—	$82,000
Unrealized losses (gains) on cash flow hedging derivatives arising during the period	—	(92,000)	—	2,000
Related deferred taxes	—	19,000	—	—
Net change	—	(73,000)	—	2,000
Balance at end of period	$—	$84,000	$—	$84,000
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the six months and quarters ended June 30, 2026 and 2025.

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

The details of the Bank's swap agreements are as follows:

					June 30, 2026		December 31, 2025		June 30, 2025
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	$—	$—	$75,000,000	$—	$75,000,000	$106,000
					$—	$—	$75,000,000	$—	$75,000,000	$106,000
Fair Value Hedges
03/08/2023	03/01/2026	USD-SOFR-OIS COMPOUND	4.712%	—	$—	$—	$—	$—	$—	$—
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	30,000,000	(94,000)	30,000,000	(352,000)	30,000,000	(404,000)
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other Liabilities	30,000,000	(93,000)	30,000,000	(558,000)	30,000,000	(590,000)
07/12/2023	08/01/2025	USD-SOFR-OIS COMPOUND	4.703%	Other Liabilities	—	—	—	—	50,000,000	(9,000)
					$60,000,000	$(187,000)	$60,000,000	$(910,000)	$110,000,000	$(1,003,000)
Total swap agreements					$60,000,000	$(187,000)	$135,000,000	$(910,000)	$185,000,000	$(897,000)
The details of the Bank's cap agreements are as follows:

					June 30, 2026		December 31, 2025		June 30, 2025
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Fair Value Hedges
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.050%	Other Assets	$50,000,000	$281,000	$50,000,000	$100,000	$—	$—
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.550%	Other Assets	50,000,000	155,000	50,000,000	54,000	—	—
03/02/2026	03/01/2029	USD-SOFR-OIS COMPOUND	3.750%	Other Assets	50,000,000	624,000	—	—	—	—
03/02/2026	03/01/2030	USD-SOFR-OIS COMPOUND	4.250%	Other Assets	50,000,000	544,000	—	—	—	—
Total cap agreements					$200,000,000	$1,604,000	$100,000,000	$154,000	$—	$—
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

At June 30, 2026 there were 19 customer loan swap arrangements in place. This compares to 18 customer loan swap arrangements in place as of December 31, 2025 and 12 customer loan swap arrangements in place as of June 30, 2025. The details of the Bank's customer loan swap arrangements are detailed below:

		June 30, 2026			December 31, 2025			June 30, 2025
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	13	$68,913,000	$3,897,000	6	$33,506,000	$3,551,000	6	$34,105,000	$3,707,000
Pay Fixed, Receive Variable	Other Liabilities	6	23,104,000	(146,000)	12	51,139,000	(757,000)	6	23,618,000	(611,000)
		19	92,017,000	3,751,000	18	84,645,000	2,794,000	12	57,723,000	3,096,000
Receive Fixed, Pay Variable	Other Assets	6	23,104,000	146,000	12	51,139,000	757,000	6	23,618,000	611,000
Receive Fixed, Pay Variable	Other Liabilities	13	68,913,000	(3,897,000)	6	33,506,000	(3,551,000)	6	34,105,000	(3,707,000)
		19	92,017,000	(3,751,000)	18	84,645,000	(2,794,000)	12	57,723,000	(3,096,000)
Total		38	$184,034,000	$—	36	$169,290,000	$—	24	$115,446,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At June 30, 2026, there was no collateral posted on its swap contracts or required amount to be pledged.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2026, the prepayment assumption using the PSA model was 121, which translates into an anticipated prepayment rate of 5.81%. The discount rate is 9.88%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2026 and 2025, servicing rights capitalized totaled $26,000 and $27,000, respectively. Servicing rights amortized for the six-month periods ended June 30, 2026 and 2025 were $140,000 and $144,000, respectively. The fair value of servicing rights was $2,759,000, $2,685,000, and $2,903,000 at June 30, 2026, December 31, 2025 and June 30, 2025, respectively. The Bank serviced loans for others totaling $268,139,000, $276,514,000, and $287,718,000 at June 30, 2026, December 31, 2025, and June 30, 2025, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2026	December 31, 2025	June 30, 2025
Mortgage servicing rights	$8,819,000	$8,793,000	$8,768,000
Accumulated amortization	(7,278,000)	(7,138,000)	(6,991,000)
Carrying value	$1,541,000	$1,655,000	$1,777,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2026 and 2025, and at December 31, 2025:

	June 30, 2026	December 31, 2025	June 30, 2025
Certificates of deposit < $100,000	$765,298,000	$638,931,000	$774,521,000
Certificates $100,000 to $250,000	170,354,000	190,676,000	231,926,000
Certificates $250,000 and over	143,953,000	147,656,000	172,406,000
	$1,079,605,000	$977,263,000	$1,178,853,000

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
Derivatives
The fair value of derivative instruments is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2026 and 2025, and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026, December 31, 2025 and June 30, 2025:

	At June 30, 2026
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$18,915,000	$—	$18,915,000
Mortgage-backed securities	—	223,914,000	—	223,914,000
State and political subdivisions	—	31,355,000	—	31,355,000
Asset-backed securities	—	1,848,000	—	1,848,000
Total securities available for sale	—	276,032,000	—	276,032,000
Interest rate cap agreements	—	1,604,000	—	1,604,000
Customer loan interest swap agreements	—	4,043,000	—	4,043,000
Total interest rate agreements	—	5,647,000	—	5,647,000
Total assets	$—	$281,679,000	$—	$281,679,000

	At June 30, 2026
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$187,000	$—	$187,000
Customer loan interest swap agreements	—	4,043,000	—	4,043,000
Total liabilities	$—	$4,230,000	$—	$4,230,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$18,072,000	$—	$18,072,000
Mortgage-backed securities	—	210,434,000	—	210,434,000
State and political subdivisions	—	33,990,000	—	33,990,000
Asset-backed securities	—	1,984,000	—	1,984,000
Total securities available for sale	—	264,480,000	—	264,480,000
Interest rate cap agreements	—	154,000	—	154,000
Customer loan interest swap agreements	—	4,308,000	—	4,308,000
Total interest rate swap agreements	—	4,462,000	—	4,462,000
Total assets	$—	$268,942,000	$—	$268,942,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$910,000	$—	$910,000
Customer loan interest swap agreements	—	4,308,000	—	4,308,000
Total liabilities	$—	$5,218,000	$—	$5,218,000

	At June 30, 2025
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$19,034,000	$—	$19,034,000
Mortgage-backed securities	—	224,416,000	—	224,416,000
State and political subdivisions	—	32,687,000	—	32,687,000
Asset-backed securities	—	2,111,000	—	2,111,000
Total securities available for sale	—	278,248,000	—	278,248,000
Interest rate swap agreements	—	106,000	—	106,000
Customer loan interest swap agreements	—	4,318,000	—	4,318,000
Total interest swap agreements	—	4,424,000	—	4,424,000
Total assets	$—	$282,672,000	$—	$282,672,000

	At June 30, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$1,003,000	$—	$1,003,000
Customer loan interest swap agreements	—	4,318,000	—	4,318,000
Total liabilities	$—	$5,321,000	$—	$5,321,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve for each of the periods presented. There was no OREO or related allowance at June 30, 2026, December 31, 2025 and June 30, 2025. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. IAL below are presented net of specific allowances of $2,325,000, $2,740,000 and $326,000 at June 30, 2026 December 31, 2025 and June 30, 2025, respectively:

	At June 30, 2026
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,759,000	$—	$2,759,000
Individually analyzed loans	—	10,276,000	—	10,276,000
Total assets	$—	$13,035,000	$—	$13,035,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,685,000	$—	$2,685,000
Individually analyzed loans	—	6,781,000	—	6,781,000
Total assets	$—	$9,466,000	$—	$9,466,000

	At June 30, 2025
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,903,000	$—	$2,903,000
Individually analyzed loans	—	403,000	—	403,000
Total assets	$—	3,306,000	$—	$3,306,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2026 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$351,991,000	$311,221,000	$—	$311,221,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	768,009,000	756,712,000	—	—	756,712,000
Construction	28,823,000	28,399,000	—	—	28,399,000
Other	578,494,000	576,855,000	—	10,276,000	566,579,000
Municipal	60,601,000	58,056,000	—	—	58,056,000
Residential
Term	745,555,000	704,875,000	—	—	704,875,000
Construction	38,785,000	38,546,000	—	—	38,546,000
Home equity line of credit	159,213,000	159,088,000	—	—	159,088,000
Consumer	19,866,000	17,538,000	—	—	17,538,000
Total loans	2,399,346,000	2,340,069,000	—	10,276,000	2,329,793,000
Mortgage servicing rights	1,541,000	2,759,000	—	2,759,000	—
Financial liabilities
Local certificates of deposit	$368,426,000	$344,126,000	$—	$344,126,000	$—
National certificates of deposit	711,179,000	733,666,000	—	733,666,000	—
Total certificates of deposit	1,079,605,000	1,077,792,000	—	1,077,792,000	—
Repurchase agreements	58,289,000	58,194,000	—	58,194,000	—
Federal Home Loan Bank advances	155,780,000	155,794,000	—	155,794,000	—
Total borrowed funds	214,069,000	213,988,000	—	213,988,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2025 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$355,928,000	$315,482,000	$—	$315,482,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	776,276,000	760,452,000	—	—	760,452,000
Construction	34,775,000	34,066,000	—	—	34,066,000
Other	577,594,000	575,640,000	—	6,781,000	568,859,000
Municipal	51,881,000	48,805,000	—	—	48,805,000
Residential
Term	733,239,000	688,100,000	—	—	688,100,000
Construction	35,033,000	34,800,000	—	—	34,800,000
Home equity line of credit	141,261,000	139,205,000	—	—	139,205,000
Consumer	18,685,000	16,387,000	—	—	16,387,000
Total loans	2,368,744,000	2,297,455,000	—	6,781,000	2,290,674,000
Mortgage servicing rights	1,655,000	2,685,000	—	2,685,000	—
Financial liabilities
Local certificates of deposit	$373,671,000	$347,571,000	$—	$347,571,000	$—
National certificates of deposit	603,592,000	630,910,000	—	630,910,000	—
Total certificates of deposit	977,263,000	978,481,000	—	978,481,000	—
Repurchase agreements	50,321,000	50,241,000	—	50,241,000	—
Federal Home Loan Bank advances	137,500,000	137,942,000	—	137,942,000	—
Total borrowed funds	187,821,000	188,183,000	—	188,183,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2025 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$367,873,000	$312,508,000	$—	$312,508,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	785,745,000	763,818,000	—	—	763,818,000
Construction	52,641,000	51,172,000	—	—	51,172,000
Other	564,539,000	561,070,000	—	403,000	560,667,000
Municipal	62,657,000	59,193,000	—	—	59,193,000
Residential
Term	718,587,000	662,101,000	—	—	662,101,000
Construction	31,164,000	30,880,000	—	—	30,880,000
Home equity line of credit	133,457,000	133,188,000	—	—	133,188,000
Consumer	20,388,000	18,196,000	—	—	18,196,000
Total loans	2,369,178,000	2,279,618,000	—	403,000	2,279,215,000
Mortgage servicing rights	1,777,000	2,903,000	—	2,903,000	—
Financial liabilities
Local certificates of deposit	$382,289,000	$364,312,000	$—	$364,312,000	$—
National certificates of deposit	796,564,000	813,756,000	—	813,756,000	—
Total certificates of deposit	1,178,853,000	1,178,068,000	—	1,178,068,000	—
Repurchase agreements	65,050,000	64,929,000	—	64,929,000	—
Federal Home Loan Bank advances	131,120,000	131,854,000	—	131,854,000	—
Total borrowed funds	196,170,000	196,783,000	—	196,783,000	—

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

In the six months ended June 30, 2026 the ACL-Loans decreased by $810,000, the ACL-Off-Balance Commitments decreased by $12,000 and the ACL-HTM Securities decreased by $3,000. Further discussion of the ACL may be found in Note 2, "Investment Securities", Note 3, "Loans", and Note 4, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of June 30, 2026 the fair value of AFS securities increased by $11.6 million and the fair value of HTM securities decreased by $4.3 million from that of December 31, 2025. The increase in the fair value of AFS securities is attributable to new purchases, and partially offset by a combination of rate-driven market price adjustments for the underlying securities, and principal returned via maturity, call, sale, or amortization. The decrease in the fair value of HTM securities is attributable to a combination of rate-driven price adjustments for the underlying securities and principal return via call or maturity. Further discussion of the fair value of securities may be found in Note 2, "Investment Securities", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2026 and 2025:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2026	2025	2026	2025
Net interest income as presented	$41,851	$36,208	$21,162	$18,409
Effect of tax-exempt income	1,337	1,409	674	698
Net interest income, tax equivalent	$43,188	$37,617	$21,836	$19,107
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2026	2025	2026	2025
Non-interest expense, as presented	$26,993	$25,043	$13,377	$12,199
Net interest income, as presented	41,851	36,208	21,162	18,409
Effect of tax-exempt interest income	1,337	1,409	674	698
Non-interest income, as presented	9,112	8,131	4,661	4,129
Effect of non-interest tax-exempt income	157	96	80	48
Net securities gains	(12)	—	—	—
Adjusted net interest income plus non-interest income	$52,445	$45,844	$26,577	$23,284
Non-GAAP efficiency ratio	51.47%	54.63%	50.33%	52.39%
GAAP efficiency ratio	52.97%	56.48%	51.80%	54.13%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2026	2025	2026	2025
Average shareholders' equity as presented	$290,332	$260,248	$292,085	$262,663
Less average intangible assets	(30,771)	(30,798)	(30,775)	(30,801)
Average tangible shareholders' common equity	$259,561	$229,450	$261,310	$231,862
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of PTPP Net Income is presented. The following table provides a reconciliation to Net Income:

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2026	2025	2026	2025
Net Income, as presented	$18,553	$15,140	$9,560	$8,063
Add: credit loss expense	1,555	878	935	486
Add: income taxes expense	3,862	3,278	1,951	1,790
Pre-tax, pre-provision net income	$23,970	$19,296	$12,446	$10,339

Executive Summary
Net income for the six months ended June 30, 2026 was $18.6 million, up $3.4 million or 22.5% from the same period in 2025. Earnings per common share on a fully diluted basis were $1.65 for the six months ended June 30, 2026, up $0.29 or 22.0% from the $1.35 posted for the same period in 2025. Dividends totaling $0.75 per share have been declared year-to-date, representing a payout to our shareholders of 44.9% of basic earnings per share for the period. On a PTPP basis, earnings for the six months ended June 30, 2026 were $24.0 million, up $4.7 million, or 24.2% from the prior year.
For the quarter ended June 30, 2026, net income was $9.6 million, up $1.5 million or 18.6% from the same period in 2025. Earnings per common share on a fully diluted basis were $0.85 for the quarter ended June 30, 2026, up $0.13 or 17.8% from the $0.72 posted for the same period in 2025.
Net interest income on a tax-equivalent basis was up $5.6 million or 14.8% in the six months ended June 30, 2026 compared to the same period in 2025. The tax equivalent net interest margin for the six months ended June 30, 2026, was 2.87%, up from 2.50% for the same period in 2025. The period-to-period change in net interest income and net interest margin is attributable to favorable changes on both sides of the balance sheet. The tax equivalent yield on earning assets remained stable despite rate cuts by the FOMC, while funding costs fell. The same factors influenced the quarter ended June 30, 2026, as net interest income on a tax-equivalent basis increased $2.7 million or 14.3% compared to the same three-month period in 2025, and net interest margin improved to 2.88%, up from 2.52% for the same period in 2025.
Non-interest income for the six months ended June 30, 2026 was $9.1 million, up $981,000 or 12.1%, from the six months ended June 30, 2025. The increase was centered in Wealth Management revenue which was up $381,000 or 14.4% from the prior year, and other operating income which increased $439,000 or 28.6%.
Non-interest expense for the six months ended June 30, 2026 was $27.0 million, up $2.0 million or 7.8% from the six months ended June 30, 2025. The period-to-period change is centered in employee salaries and benefits, resulting from annual salary adjustments, lower deferred salaries, and higher health insurance expenses.
Asset quality continues to be satisfactory. Non-performing assets stood at 0.54% of total assets as of June 30, 2026, up slightly from 0.51% as of December 31, 2025 and up from 0.19% of total assets as of June 30, 2025. Total past-due loans were 0.93% of total loans as of June 30, 2026, up slightly from 0.90% and up from 0.23% of total loans as of December 31, 2025 and June 30, 2025, respectively.
The provision for credit losses on loans for the first six months of 2026 was $1.6 million, up from the $744,000 provisioned in the same period in 2025. Net charge-offs for the six months ended June 30, 2026 were $2.4 million or 0.20% of total loans, compared to net charge-offs of $786,000 or 0.07% as of the six months ended June 30, 2025. The ACL for loans decreased $810,000 between December 31, 2025 and June 30, 2026, with $415,000 of the reduction coming from changes in reserve estimates on IALs, and $395,000 from pooled reserve requirements resulting from changes in portfolio composition, economic factors and other quantitative inputs. The ACL-Loans now stands at 1.01% of loans outstanding as of June 30, 2026, as compared to 1.05% at December 31, 2025 and 1.04% at June 30, 2025.
The Company's balance sheet continued to expand in the first six months of 2026 as total assets increased $49.8 million or 1.6% year-to-date. The loan portfolio increased $29.6 million or 1.2% in the six months ended June 30, 2026 and has increased $29.7 million from a year ago. Driving balance changes year-to-date in the commercial loan segments of the portfolio were commercial real estate & construction loans which decreased $14.7 million, commercial & industrial loans which increased $17.2 million, and multifamily loans which decreased $19.1 million. Elsewhere, residential loans increased by $16.0 million, home equity loans increased by $18.0 million, and municipal loans increased $8.8 million in the first six months of 2026. The investment portfolio has increased $8.1 million year-to-date and decreased $17.1 million from a year ago based upon cash flow of amortizing securities, measured levels of reinvestment or new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet, total deposits at June 30, 2026 were $2.68 billion, an increase of $15.0 million from year-end 2025. Low-cost deposits (Demand, NOW, Savings) decreased $39.7 million year-to-date and money market balances decreased $47.6 million. These decreases in non-maturity deposits are consistent with historical, seasonal patterns in the first half of the year. Local CDs decreased $5.2 million while wholesale CDs have increased $107.6 million year-to-date and borrowings increased by $26.2 million, mostly short-term.
Remaining well capitalized is a top priority for the Company. The Company's total risk-based capital ratio was 14.23% as of June 30, 2026, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRBB, and the OCC.
Among the Company's operating ratios, the return on average assets was 1.18% and return on average tangible common equity of 14.41% for the six months ended June 30, 2026 compared to 0.96% and 13.31%, respectively, for the same period in 2025. The Company's PTPP return of average assets for the six months ended June 30, 2026 was 1.52% compared to 1.22% in the prior year period. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 51.47% for the six months ended June 30, 2026 compared to 54.63% for the same period in 2025, the change being attributable primarily to higher levels of net interest income, complimented by higher non-interest revenue and controlled operating expenses.

Net Interest Income
Total interest income of $79.0 million for the six months ended June 30, 2026 was an increase of $444,000 or 0.6% compared to total interest income of $78.5 million for the same period of 2025. Comparing the respective year-to-date periods, the overall average volume of earning assets was essentially unchanged, however balances shifted from lower yielding investments to higher yielding loans, resulting in a 3 basis point lift in average yield on earning assets to 5.34%.
Total interest expense of $37.1 million for the six months ended June 30, 2026, was a decrease of $5.2 million or 12.3% compared to total interest expense for the six months ended June 30, 2025. Interest expense on deposits fell $5.4 million year-to-date as compared to prior year on lower average funding rates and modestly lower volume. Borrowed funds expense was up $209,000 compared to the prior year period attributable to higher utilization of short-term FHLB funding. The total average cost of interest bearing liabilities was 2.88% for the period, a reduction of 39 basis points.

As a result, net interest income of $41.9 million for the six months ended June 30, 2026 was an increase of $5.6 million or 15.6% compared to net interest income of $36.2 million for the six months ended June 30, 2025. The Company's net interest margin on a tax-equivalent basis for the six months ended June 30, 2026 was 2.87%, up from 2.50% for the first six months of 2025. Tax-exempt interest income amounted to $5.0 million for the six months ended June 30, 2026 compared to $5.3 million for the six months ended June 30, 2025.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2026 and 2025. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate:

	For the six months ended
	June 30, 2026		June 30, 2025
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$68	4.16%	$107	5.16%
Investments	9,839	3.19%	10,529	3.25%
Loans held for sale	—	0.00%	—	0.00%
Loans	70,408	5.89%	69,307	5.88%
Total interest income	80,315	5.34%	79,943	5.31%
Interest expense
Deposits	33,586	2.83%	38,994	3.25%
Other borrowings	3,541	3.51%	3,332	3.55%
Total interest expense	37,127	2.88%	42,326	3.27%
Net interest income	$43,188		$37,617
Interest rate spread		2.46%		2.04%
Net interest margin		2.87%		2.50%

	For the quarters ended
	June 30, 2026		June 30, 2025
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$38	4.89%	$51	4.89%
Investments	4,950	3.19%	5,280	3.24%
Loans held for sale	—	0.00%	—	0.00%
Loans	35,525	5.90%	35,192	5.91%
Total interest-earning assets	40,513	5.34%	40,523	5.34%
Interest expense
Deposits	16,884	2.82%	19,725	3.25%
Other borrowings	1,793	3.47%	1,691	3.57%
Total interest expense	18,677	2.88%	21,416	3.28%
Net interest income	$21,836		$19,107
Interest rate spread		2.46%		2.06%
Net interest margin		2.88%		2.52%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2026 compared to 2025. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate:

For the six months ended June 30, 2026 compared to 2025
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(22)	$(21)	$4	$(39)
Investment securities	(500)	(199)	9	(690)
Loans	903	195	3	1,101
Change in interest income	381	(25)	16	372
Interest expense
Deposits	(417)	(5,045)	54	(5,408)
Other borrowings	251	(39)	(3)	209
Change in interest expense	(166)	(5,084)	51	(5,199)
Change in net interest income	$547	$5,059	$(35)	$5,571
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2026 compared to 2025
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(13)	$—	$—	$(13)
Investment securities	(261)	(73)	4	(330)
Loans held for sale	—	—	—	—
Loans	414	(80)	(1)	333
Change in interest income	140	(153)	3	(10)
Interest expense
Deposits	(275)	(2,602)	36	(2,841)
Other borrowings	157	(50)	(5)	102
Change in interest expense	(118)	(2,652)	31	(2,739)
Change in net interest income	$258	$2,499	$(28)	$2,729
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters end ended June 30, 2026 and 2025:

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Assets
Cash and cash equivalents	$26,356	$24,811	$28,300	$26,042
Interest-bearing deposits in other banks	3,295	4,181	3,119	4,186
Securities available for sale (includes tax exempt securities of $33,711 and $36,329 at June 30, 2026 and 2025, respectively)	260,001	277,300	259,729	277,824
Securities to be held to maturity, net of ACL (included tax exempt securities of $245,403 and $250,497 at June 30, 2026 and 2025, respectively)	354,117	368,660	353,166	368,199
Restricted equity securities, at cost	8,598	7,823	8,654	7,772
Loans held for sale	41	22	29	15
Loans	2,409,524	2,378,525	2,415,993	2,387,893
Allowance for credit losses	(25,351)	(24,924)	(25,172)	(24,856)
Net loans	2,384,173	2,353,601	2,390,821	2,363,037
Accrued interest receivable	18,680	17,717	20,026	18,935
Premises and equipment	28,681	28,125	28,597	28,487
Other real estate owned	—	69	—	0
Goodwill	30,646	30,646	30,646	30,646
Other assets	65,847	64,616	66,835	64,730
Total Assets	$3,180,435	$3,177,571	$3,189,922	$3,189,873
Liabilities & Shareholders' Equity
Demand deposits	$269,317	$281,620	$268,916	$277,919
NOW deposits	658,781	609,334	656,371	601,960
Money market deposits	446,943	392,576	431,743	388,479
Savings deposits	249,394	262,088	249,776	259,742
Certificates of deposit	1,038,110	1,155,103	1,060,232	1,181,866
Total deposits	2,662,545	2,700,721	2,667,038	2,709,966
Borrowed funds – short term	167,888	94,153	171,866	94,836
Borrowed funds – long term	35,500	95,000	35,500	95,000
Dividends payable	2,122	2,178	2,221	2,319
Other liabilities	22,048	25,271	21,212	25,089
Total Liabilities	2,890,103	2,917,323	2,897,837	2,927,210
Shareholders' Equity:
Common stock	113	112	113	112
Additional paid-in capital	74,157	72,251	74,437	72,505
Retained earnings	247,505	227,905	250,039	229,604
Net unrealized loss on securities available for sale	(31,648)	(40,366)	(32,711)	(39,873)
Net unrealized loss on securities transferred from available for sale to held to maturity	(35)	(47)	(33)	(48)
Net unrealized gain on cash flow hedging derivative instruments	—	106	—	76
Net unrealized gain on postretirement benefit costs	240	287	240	287
Total Shareholders' Equity	290,332	260,248	292,085	262,663
Total Liabilities & Shareholders' Equity	$3,180,435	$3,177,571	$3,189,922	$3,189,873

Non-Interest Income
Non-interest income of $9.1 million for the six months ended June 30, 2026 is an increase of $981,000 compared to the same period in 2025. The increase was centered in Wealth Management revenue which was up $381,000 or 14.4% from the prior year, and other operating income which increased $439,000 or 28.6%. Over the same period, service charges on deposit accounts were up $75,000, or 7.0%, debit card revenue increased $119,000, or 4.8%, and mortgage banking revenue decreased $45,000 or 10.8%. Non-interest income of $4.7 million for the quarter ended June 30, 2026 is an increase of $532,000 compared to the same period in 2025.

Non-Interest Expense
Non-interest expense of $27.0 million for the six months ended June 30, 2026 is an increase of 7.8% or $2.0 million compared to the same period in 2025. Salaries and employee benefits increased $1.3 million, or 10.1%, attributable to annual salary adjustments, lower deferred salaries, and higher health insurance expenses. Furniture and equipment expense was up $97,000 or 3.3% on higher software costs, and other operating expense increased $711,000 or 12.1%. Non-interest expense of $13.4 million for the quarter ended June 30, 2026 is an increase of 9.7% compared to non-interest expense of $12.2 million million for the same period in 2025 due to the reasons mentioned.

Income Taxes
Income taxes on operating earnings were $3.9 million for the six months ended June 30, 2026, up $584,000 from the same period in 2025.

Investments
The carrying value of the Company's investment portfolio increased by $8.1 million between December 31, 2025 and June 30, 2026 from $628.7 million to $636.8 million. The change in value of the portfolio is attributable new purchases and the effects of interest rate movements on the fair value of AFS holdings. As of June 30, 2026, mortgage-backed securities had a carrying value of $270.6 million and a fair value of $261.7 million. Of this total, securities with a fair value of $60.9 million or 23.3% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $200.8 million or 76.7% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $32,000 at June 30, 2026. This compares to $38,000 and $60,000, net of taxes, at December 31, 2025 and June 30, 2025, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2026 and 2025 and December 31, 2025:

Dollars in thousands	June 30, 2026	December 31, 2025	June 30, 2025
Securities available for sale
U.S. Treasury & Agency securities	$18,915	$18,072	$19,034
Mortgage-backed securities	223,914	210,434	224,416
State and political subdivisions	31,355	33,990	32,687
Asset-backed securities	1,848	1,984	2,111
	$276,032	$264,480	$278,248
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100	$38,100	$38,100
Mortgage-backed securities	46,665	48,566	50,510
State and political subdivisions	246,369	248,408	251,461
Corporate securities	21,000	21,000	28,000
	$352,134	$356,074	$368,071
Less allowance for credit losses	(143)	(146)	(198)
Net securities to be held to maturity	$351,991	$355,928	$367,873
Restricted equity securities
Federal Home Loan Bank Stock	$7,700	$7,238	$6,697
Federal Reserve Bank Stock	1,037	1,037	1,037
	$8,737	$8,275	$7,734
Total securities	$636,760	$628,683	$653,855
Holdings of AFS Securities and HTM securities have been evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $143,000 as of June 30, 2026, $146,000 as of December 31, 2025 and $198,000 as of June 30, 2025. Further details are included in Note 2 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2026. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	5,709	1.13%	11,500	1.14%
Due in 5 to 10 years	3,991	2.17%	6,150	1.93%
Due after 10 years	9,215	2.00%	20,450	1.55%
Total	18,915	1.77%	38,100	1.49%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	2,808	1.39%	2	8.28%
Due in 5 to 10 years	7,449	4.35%	3,110	4.75%
Due after 10 years	213,657	2.87%	43,553	1.50%
Total	223,914	2.90%	46,665	1.72%
State & Political Subdivisions
Due in 1 year or less	90	5.06%	3,126	3.42%
Due in 1 to 5 years	1,025	1.69%	23,732	3.56%
Due in 5 to 10 years	8,007	2.61%	81,412	3.36%
Due after 10 years	22,233	3.27%	138,099	2.34%
Total	31,355	3.05%	246,369	2.81%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	1,848	4.72%	—	0.00%
Total	1,848	4.72%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	1,250	2.00%
Due in 1 to 5 years	—	0.00%	1,000	4.44%
Due in 5 to 10 years	—	0.00%	18,750	5.98%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	21,000	5.67%
	$276,032	2.85%	$352,134	2.69%

AFS Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain AFS securities where the amortized cost of which exceeds fair value, which at June 30, 2026 amounted to $41.2 million, or 13.00% of the amortized cost of the total securities portfolio. At December 31, 2025, this amount was $40.1 million, or 13.19% of the amortized cost of total securities portfolio.
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
As of June 30, 2026, the Company had AFS debt securities in an unrealized loss position with a fair value of $253.7 million and unrealized losses of $41.2 million, as identified in the table below. AFS Securities in a continuous unrealized loss position for more than twelve months amounted to a fair value of $207.8 million as of June 30, 2026, compared with $226.9 million at December 31, 2025. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at June 30, 2026:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$987	$(12)	$17,928	$(5,117)	$18,915	$(5,129)
Mortgage-backed securities	38,131	(271)	166,413	(30,724)	204,544	(30,995)
State and political subdivisions	6,778	(72)	23,455	(5,023)	30,233	(5,095)
	$45,896	$(355)	$207,796	$(40,864)	$253,692	$(41,219)

For AFS securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of June 30, 2026, there were $5.1 million of unrealized losses on these securities compared to $5.0 million at December 31, 2025. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.
AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2026, there were $31.0 million of unrealized losses on these securities compared with $30.1 million at December 31, 2025. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2026 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
AFS Obligations of state and political subdivisions. As of June 30, 2026, there were $5.1 million of unrealized losses on these securities compared to $5.0 million at December 31, 2025. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At June 30, 2026, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2026 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with general market conditions. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.
AFS Asset-backed securities. As of June 30, 2026, there were no unrealized losses on these securities compared with $15,000 at December 31, 2025. These securities consist of U.S. Government backed student loans along with other credit enhancements.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of June 30, 2026, the Bank's investment in FHLBB stock totaled $7.7 million. This compares to $7.2 million as of December 31, 2025 and $6.7 million as of June 30, 2025. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through June 30, 2026.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at June 30, 2026 and 2025, and December 31, 2025.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through June 30, 2026. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2026, the Bank had $190,000 in loans held for sale. This compares to no loans held for sale at December 31, 2025 and June 30, 2025.
Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first six months of 2026, with total loans at $2.42 billion at June 30, 2026, up $29.6 million or 1.2% from total loans of $2.39 billion at December 31, 2025. Commercial loans decreased by $14.4 million during the period. Owner-occupied commercial real estate increased $1.3 million and commercial & industrial loans increased $17.2 million, while non-owner occupied commercial real estate decreased $10.0 million, multifamily decreased $19.1 million, and construction loan balances decreased $6.0 million. Residential loans increased by $16.0 million and home equity loans increased by $18.0 million in the first six months of 2026.
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

The following table summarizes the loan portfolio, by class, at June 30, 2026 and 2025 and December 31, 2025:

Dollars in thousands	June 30, 2026		December 31, 2025		June 30, 2025
Commercial
Real estate owner occupied	$379,591	15.7%	$378,263	15.8%	$371,332	15.5%
Real estate non-owner occupied	399,164	16.5%	409,177	17.1%	424,610	17.7%
Construction	29,014	1.2%	35,025	1.5%	53,077	2.2%
C&I	394,087	16.3%	376,907	15.7%	381,434	16.0%
Multifamily	139,842	5.8%	158,910	6.6%	136,951	5.7%
Agriculture	50,347	2.1%	48,145	2.0%	52,931	2.2%
Municipal	60,824	2.4%	52,074	2.2%	62,924	2.6%
Residential
Term	751,429	31.0%	739,188	30.9%	724,330	30.3%
Construction	39,116	1.6%	35,332	1.5%	31,579	1.3%
Home Equity
Revolving and term	160,258	6.6%	142,219	5.9%	134,280	5.6%
Consumer	20,039	0.8%	18,869	0.8%	20,559	0.9%
Total loans	$2,423,711	100.0%	$2,394,109	100.0%	$2,394,007	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2026:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$7,018	$135,529	$26,456	$210,588	$379,591
Real estate non-owner occupied	3,178	131,643	27,149	237,194	399,164
Construction	1,028	14,570	4,948	8,468	29,014
C&I	88,841	190,872	29,676	84,698	394,087
Multifamily	16,187	36,322	4,757	82,576	139,842
Agriculture	2,165	19,262	8,677	20,243	50,347
Municipal	11,758	14,359	13,397	21,310	60,824
Residential
Term	1,625	83,716	36,724	629,364	751,429
Construction	1,328	9,107	—	28,681	39,116
Home Equity
Revolving and term	9,321	14,692	6,843	129,402	160,258
Consumer	9,339	5,205	850	4,645	20,039
Total loans	$151,788	$655,277	$159,477	$1,457,169	$2,423,711

The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2026:

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$74,860	3.1%	$304,731	12.6%	$379,591	15.7%
Real estate non-owner occupied	118,170	4.9%	280,994	11.6%	399,164	16.5%
Construction	13,875	0.6%	15,139	0.6%	29,014	1.2%
C&I	156,392	6.5%	237,695	9.8%	394,087	16.3%
Multifamily	21,593	0.9%	118,249	4.9%	139,842	5.8%
Agriculture	8,450	0.3%	41,897	1.8%	50,347	2.1%
Municipal	60,635	2.4%	189	0.0%	60,824	2.4%
Residential
Term	456,777	18.8%	294,652	12.2%	751,429	31.0%
Construction	11,988	0.5%	27,128	1.1%	39,116	1.6%
Home Equity
Revolving and Term	23,961	1.0%	136,297	5.6%	160,258	6.6%
Consumer	11,083	0.4%	8,956	0.4%	20,039	0.8%
Total loans	$957,784	39.4%	$1,465,927	60.6%	$2,423,711	100.0%

Loan Concentrations
As of June 30, 2026, the Bank had one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio: (1) loans to lessors of residential buildings and dwellings, totaling $245.1 million, or 10.11% of total loans. This compares to one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio as of June 30, 2025: (1) loans to lessors of residential buildings and dwellings, $272.0 million, or 11.36% of total loans.

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
The ACL includes reserve amounts assigned to IAL. This includes loans with balances of $250,000 or more that have been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2026, IAL with specific reserves totaled $4.1 million and the amount of such reserves was $2.3 million. This compares to IAL with specific reserves of $4.1 million at December 31, 2025 and the amount of such reserves was $2.7 million.
The total ACL on loans at June 30, 2026 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which management believes are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.
The following table summarizes the allocation of allowance by loan class as of June 30, 2026 and 2025 and December 31, 2025. The percentages are the portion of each loan class to total loans:

Dollars in thousands	June 30, 2026		December 31, 2025		June 30, 2025
Commercial
Real estate owner occupied	$5,553	15.7%	$5,344	15.8%	$5,195	15.5%
Real estate non-owner occupied	5,193	16.5%	5,820	17.1%	4,934	17.7%
Construction	191	1.2%	250	1.5%	436	2.2%
C&I	4,594	16.3%	5,023	15.7%	4,865	16.0%
Multifamily	710	5.8%	826	6.6%	1,572	5.7%
Agriculture	478	2.1%	519	2.0%	666	2.2%
Municipal	223	2.4%	193	2.2%	267	2.6%
Residential
Term	6,064	31.0%	5,949	30.9%	5,485	30.3%
Construction	331	1.6%	299	1.5%	415	1.3%
Home Equity
Revolving and term	1,045	6.6%	958	5.9%	823	5.6%
Consumer	173	0.8%	184	0.8%	171	0.9%
Total	$24,555	100.0%	$25,365	100.0%	$24,829	100.0%

A breakdown of the ACL on loans as of June 30, 2026, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$917	$3,788	$848	$5,553
Real estate non-owner occupied	961	3,572	660	5,193
Construction	—	142	49	191
C&I	327	3,703	564	4,594
Multifamily	—	569	141	710
Agriculture	—	419	59	478
Municipal	—	36	187	223
Residential
Term	87	5,378	599	6,064
Construction	—	276	55	331
Home Equity
Revolving and term	33	906	106	1,045
Consumer	—	161	12	173
	$2,325	$18,950	$3,280	$24,555
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $1.6 million for the first six months of 2026 and $744,000 the first six months of 2025. Net charge-offs were $2.4 million in the first six months of 2026, compared to net charge-offs of $786,000 in the first six months of 2025. The ACL as a percentage of outstanding loans was 1.01% as of June 30, 2026, 1.06% as of December 31, 2025, and 1.04% as of June 30, 2025.

The following table summarizes the activities in the ACL for the six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025:

Dollars in thousands	June 30, 2026	December 31, 2025	June 30, 2025
Balance at the beginning of period	$25,365	$24,871	$24,871
Loans charged off:
Commercial
Real estate owner occupied	—	53	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	698	1,333	754
Multifamily	1,203	—	—
Agriculture	355	27	—
Municipal	—	—	—
Residential
Term	—	1	1
Construction	—	—	—
Home Equity
Revolving and term	—	—	—
Consumer	178	329	119
Total	2,434	1,743	874
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	—	—	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	—	76	28
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	5	7	4
Construction	—	—	—
Home Equity
Revolving and term	4	16	12
Consumer	46	89	44
Total	55	188	88
Net loans charged off	2,379	1,555	786
Credit loss expense	1,569	2,049	744
Balance at end of period	$24,555	$25,365	$24,829
Ratio of net loans charged off to average loans outstanding[1]	0.200%	0.065%	0.067%
Ratio of allowance for credit losses to total loans outstanding	1.01%	1.06%	1.04%
1 Annualized using a 365-day basis in 2026 and 2025.

ACL for Unfunded Commitments
The Bank's modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $553,000 as of June 30, 2026.
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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.71% at June 30, 2026 compared to 0.54% at December 31, 2025 and 0.25% at June 30, 2025. The following table shows the distribution of nonperforming loans by class as of June 30, 2026 and 2025 and December 31, 2025:

Dollars in thousands	June 30, 2026	December 31, 2025	June 30, 2025
Commercial
Real estate owner occupied	$5,160	$4,027	$522
Real estate non-owner occupied	1,422	1,346	61
Construction	—	8	17
C&I	2,243	1,914	1,575
Multifamily	—	—	15
Agriculture	64	441	103
Municipal	—	—	—
Residential
Term	6,923	4,193	3,193
Construction	—	—	—
Home Equity
Revolving and term	1,496	945	553
Consumer	—	5	—
Total nonperforming loans	$17,308	$12,879	$6,039
Allowance for credit losses on loans as a percentage of nonperforming loans	141.9%	196.9%	411.1%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2026, loans 90 or more days past due and still accruing interest totaled $756,000, compared to $665,000 at December 31, 2025 and $457,000 at June 30, 2025.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the accompanying financial statements.

Past Due Loans
The Bank's overall loan delinquency ratio was 0.93% at June 30, 2026 compared to 0.90% at December 31, 2025 and 0.23% at June 30, 2025. Loans 90 or more days delinquent and accruing increased from $665,000 at December 31, 2025 to $756,000 as of June 30, 2026. The following table sets forth loan delinquencies as of June 30, 2026 and 2025 and December 31, 2025:

Dollars in thousands	June 30, 2026	December 31, 2025	June 30, 2025
Commercial
Real estate owner occupied	$4,615	$5,115	$395
Real estate non-owner occupied	1,196	2,019	—
Construction	166	110	—
C&I	2,492	1,746	1,204
Multifamily	3,425	1,760	—
Agriculture	631	693	—
Municipal	—	—	—
Residential
Term	7,128	7,391	2,438
Construction	36	90	—
Home Equity
Revolving and term	2,179	2,374	882
Consumer	675	309	646
Total	$22,543	$21,607	$5,565
Loans 30-89 days past due to total loans	0.479%	0.468%	0.134%
Loans 90+ days past due and accruing to total loans	0.031%	0.028%	0.019%
Loans 90+ days past due on non-accrual to total loans	0.420%	0.407%	0.079%
Total past due loans to total loans	0.930%	0.903%	0.232%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2026, there were seven potential problem loans reported with a balance of $4.0 million or 0.167% of total loans. This compares to five potential problem loans with a balance of $3.7 million or 0.156% of total loans at December 31, 2025.
As of June 30, 2026, there were seven residential loans in the process of foreclosure totaling $1.6 million, one home equity line of credit totaling $63,000 and one consumer loan totaling $7,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of June 30, 2026, there were eight commercial loans commercial loans in the process of foreclosure with a total balance of $4.7 million. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.

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

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. There were no OREO properties and no allowance for losses at June 30, 2026, December 31, 2025 and June 30, 2025.

Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 83.7% of total average assets in the first six months of 2026, down slightly from 85.0% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.
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
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of June 30, 2026, the Bank had primary sources of contingent liquidity of $858.0 million or 26.9% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $328.0 million in borrowing capacity at FRBB under the FRBB's Borrower in Custody program as well as securities available as collateral, $101.0 million in credit lines with correspondent banks, and $45.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.332 billion or 41.8% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the six-month periods ended June 30, 2026 and 2025 the Bank declared dividends to the Company of $8.5 million and $8.2 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholder's Equity below.

Deposits
Total deposits at June 30, 2026 were $2.68 billion, an increase of $15.0 million from year-end 2025. In the first six months of 2026 low-cost deposits (demand, NOW, and savings accounts) decreased by $39.7 million or 3.3%, money market deposits decreased $47.6 million or 10.1%, and certificates of deposit increased $102.3 million or 10.5%.
Between June 30, 2025 and June 30, 2026, total deposits decreased by $25.6 million or 0.9%. Low-cost deposits increased by $39.8 million or 3.5%, money market accounts increased $33.9 million or 8.7%, and certificates of deposit decreased $99.2 million or 8.4%. The reduction in certificate of deposit balances as compared to prior year is principally the result of redemption of wholesale time deposits.
Estimated uninsured deposits totaled $461.1 million or 17.2% of total deposits as of June 30, 2026, and $516.9 million or 19.4% of total deposits as of December 31, 2025. The company has pledged assets as collateral covering certain deposits; these amounts were $340.1 million and $385.2 million as of June 30, 2026 and December 31, 2025, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and customer repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2026, total borrowed funds increased $26.2 million, principally in short-term FHLBB advances. Between June 30, 2025 and June 30, 2026, total borrowed funds increased by $17.9 million.

Capital Resources
Shareholders' equity as of June 30, 2026 was $293.0 million, compared to $283.1 million as of December 31, 2025 and $265.5 million as of June 30, 2025. The Company's earnings in the first six months of 2026, net of dividends declared, added $10.1 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $32.4 million as of June 30, 2026 and was $31.3 million as of December 31, 2025. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the AFS Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.38 per share was declared in the second quarter of 2026. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 44.94% for the first six months of 2026 compared to 53.40% for the same period in 2025. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2026 is this year's net income plus $31.8 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on AFS securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. The Company met each of the well-capitalized ratio guidelines at June 30, 2026.

The following tables indicate the capital ratios for the Bank and the Company at June 30, 2026 and December 31, 2025:

As of June 30, 2026	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	9.20%	13.05%	13.05%	14.18%
Company	9.21%	13.11%	13.11%	14.23%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2025	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.82%	12.77%	12.77%	13.95%
Company	8.84%	12.84%	12.84%	14.02%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%
The Bank maintains and annually updates a capital plan over a five year horizon. The capital plan was last updated and approved by the Board in June 2026. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status.

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

At June 30, 2026, the Bank had no outstanding off-balance sheet, derivative instruments, designated as cash flow hedges and six off-balance sheet, derivative instruments, designated as fair value hedges. Notional principal amounts totaled $260.0 million for the fair value hedges, with a cumulative unrealized gain of $143,000, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At June 30, 2026, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap and interest rate cap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counter-party defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of June 30, 2026, the Bank had 19 loan swap agreements in place with a total notional value of $184.0 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2026:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$214,069	$178,569	$35,000	$500	$—
Operating leases	516	70	56	56	334
Certificates of deposit	1,079,605	876,968	199,429	3,208	—
Total	$1,294,190	$1,055,607	$234,485	$3,764	$334
Total loan commitments and unused lines of credit	$310,675	$310,675	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2026 was (15.04)% of total assets compared to (13.24)% of total assets at December 31, 2025. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2026, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$40,785	$50,997	$172,066	$364,176
Restricted stock, at cost	7,700	—	—	1,037
Loans held for sale	190	—	—	—
Loans	1,014,381	356,599	787,474	265,257
Other interest-earning assets	—	—	—	31,340
Non-rate-sensitive assets	14,145	—	—	109,950
Total assets	1,077,201	407,596	959,540	771,760
Interest-bearing deposits	1,251,766	503,189	205,274	436,858
Borrowed funds	178,569	35,000	500	—
Non-rate-sensitive liabilities and equity	—	—	—	604,941
Total liabilities and equity	1,430,335	538,189	205,774	1,041,799
Period gap	$(353,134)	$(130,593)	$753,766	$(270,039)
Percent of total assets	(10.98)%	(4.06)%	23.44%	(8.40)%
Cumulative gap (current)	$(353,134)	$(483,727)	$270,039	$—
Percent of total assets	(10.98)%	(15.04)%	8.40%	—%

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

The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short- term rates gradually increase by two percentage points. The Company's modeling as of June 30, 2026 projects net interest income would increase by approximately 3.0% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.7% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 2.0% if rates rise gradually by two percentage points over the next year. Each scenario is within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 11.0% in the two percentage point falling-rate scenario, and higher by 9.0% in the one percentage point falling rate scenario; net interest income would be higher than that earned in a stable rate environment by 0.5% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2026 and December 31, 2025 is presented in the following table:

Changes in Net Interest Income	June 30, 2026	December 31, 2025
Year 1
Projected change if rates decrease by 1.0%	1.7%	1.8%
Projected change if rates decrease by 2.0%	3.0%	3.4%
Projected change if rates increase by 2.0%	(2.0)%	(4.0)%
Year 2
Projected change if rates decrease by 1.0%	9.0%	13.2%
Projected change if rates decrease by 2.0%	11.0%	15.3%
Projected change if rates increase by 2.0%	0.5%	2.6%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2026, the Company was using interest rate swaps and interest rate caps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2026, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2026, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the six months ended June 30, 2026:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2026	9,934	$28.56	—	—
February 2026	243	30.01	—	—
March 2026	—	—	—	—
April 2026	243	28.97	—	—
May 2026	—	—	—	—
June 2026	486	29.91	—	—
	10,906	$29.36	—	—

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
Exhibit 3.7 Amendment to the Company Bylaws (incorporated by reference to Exhibit 3.7 to the Company's Form 8-K/A filed under item 5.03 on May 18, 2026).
Exhibit 3.8 Conformed Copy of the Company's Bylaws, furnished within.
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

Date: August 7, 2026

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: August 7, 2026