Form 10-Q
period 2026-09-30
First Bancorp, Inc /ME/
filed 2026-11-05
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2026
Common Stock: 11,290,036 shares

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarter ended September 30,
except for per share amounts	2026	2025	2026	2025
Summary of Operations
Interest Income	$120,453	$119,539	$41,475	$41,005
Interest Expense	56,101	63,273	18,974	20,947
Net Interest Income	64,352	56,266	22,501	20,058
Credit Loss Expense	2,534	1,578	979	700
Non-Interest Income	14,090	12,606	4,978	4,475
Non-Interest Expense	40,542	37,797	13,549	12,754
Net Income	29,224	24,222	10,671	9,082
Per Common Share Data
Basic Earnings per Share	$2.63	$2.19	$0.96	$0.82
Diluted Earnings per Share	2.59	2.16	0.95	0.81
Cash Dividends Declared	1.13	1.10	0.38	0.37
Book Value per Common Share	25.53	24.48	25.53	24.48
Tangible Book Value per Common Share[2]	22.81	21.74	22.81	21.74
Market Value	33.34	26.26	33.34	26.26
Financial Ratios
Return on Average Equity[1]	13.38%	12.28%	14.33%	13.33%
Return on Average Tangible Common Equity[1,2]	14.95%	13.91%	15.99%	15.04%
Return on Average Assets[1]	1.22%	1.02%	1.31%	1.13%
Average Equity to Average Assets	9.13%	8.28%	9.14%	8.45%
Average Tangible Equity to Average Assets[2]	8.17%	7.31%	8.19%	7.49%
Net Interest Margin Tax-Equivalent[1,2]	2.91%	2.57%	2.99%	2.70%
Dividend Payout Ratio	43.00%	50.34%	39.62%	45.18%
Allowance for Credit Losses/Total Loans	0.98%	1.05%	0.98%	1.05%
Non-Performing Loans to Total Loans	0.58%	0.40%	0.58%	0.40%
Non-Performing Assets to Total Assets	0.44%	0.30%	0.44%	0.30%
Efficiency Ratio[2]	50.23%	53.12%	47.94%	50.40%
At Period End
Total Assets	$3,251,783	$3,198,478	$3,251,783	$3,198,478
Total Loans	2,441,559	2,398,510	2,441,559	2,398,510
Total Investment Securities	643,085	642,961	643,085	642,961
Total Deposits	2,786,672	2,737,550	2,786,672	2,737,550
Total Shareholders' Equity	288,149	274,566	288,149	274,566
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

Results of Review of Interim Financial Information

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2026 and 2025 and for the three-month and nine-month periods then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDMP Assurance, LLP
Portland, Maine
November 5, 2026

Consolidated Balance Sheets (Unaudited) - The First Bancorp, Inc. and Subsidiary

	September 30, 2026	December 31, 2025	September 30, 2025
Assets
Cash and cash equivalents	$32,117,000	$27,779,000	$31,606,000
Interest bearing deposits in other banks	2,871,000	4,124,000	7,225,000
Securities available for sale	282,792,000	264,480,000	273,493,000
Securities held-to-maturity (net of ACL), fair value of $286,873,000 at September 30, 2026, $315,482,000 at December 31, 2025 and $316,574,000 at September 30, 2025	352,535,000	355,928,000	362,552,000
Restricted equity securities, at cost	7,758,000	8,275,000	6,916,000
Loans held for sale	284,000	—	333,000
Loans	2,441,559,000	2,394,109,000	2,398,510,000
Less allowance for credit losses	23,814,000	25,365,000	25,078,000
Net loans	2,417,745,000	2,368,744,000	2,373,432,000
Accrued interest receivable	17,051,000	14,185,000	16,256,000
Premises and equipment, net	28,283,000	28,767,000	27,919,000
Other real estate owned	30,000	—	—
Goodwill	30,646,000	30,646,000	30,646,000
Other assets	79,671,000	63,375,000	68,100,000
Total assets	$3,251,783,000	$3,166,303,000	$3,198,478,000
Liabilities
Demand deposits	$316,825,000	$279,912,000	$313,729,000
NOW deposits	712,583,000	689,083,000	638,090,000
Money market deposits	459,129,000	469,689,000	458,398,000
Savings deposits	251,295,000	248,805,000	255,806,000
Certificates of deposit	1,046,840,000	977,263,000	1,071,527,000
Total deposits	2,786,672,000	2,664,752,000	2,737,550,000
Borrowed funds – short term	74,382,000	92,321,000	57,468,000
Borrowed funds – long term	70,500,000	95,500,000	95,500,000
Other liabilities	32,080,000	30,587,000	33,394,000
Total liabilities	2,963,634,000	2,883,160,000	2,923,912,000
Shareholders' equity
Common stock, one cent par value per share	113,000	112,000	112,000
Additional paid-in capital	75,327,000	73,714,000	73,276,000
Retained earnings	256,610,000	240,456,000	234,435,000
Accumulated other comprehensive income (loss)
Net unrealized loss on securities available-for-sale	(44,110,000)	(31,341,000)	(33,523,000)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(31,000)	(38,000)	(40,000)
Net unrealized gain on cash flow hedging derivative instruments	—	—	19,000
Net unrealized gain on postretirement costs	240,000	240,000	287,000
Total shareholders' equity	288,149,000	283,143,000	274,566,000
Total liabilities & shareholders' equity	$3,251,783,000	$3,166,303,000	$3,198,478,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	11,285,552	11,222,363	11,214,455
Book value per common share	$25.53	$25.23	$24.48
Tangible book value per common share	$22.81	$22.49	$21.74
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited) - The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans (includes YTD tax-exempt income of $1,995,000 for September 30, 2026 and $2,169,000 for September 30, 2025)	$106,663,000	$105,135,000	$36,584,000	$36,197,000
Interest on deposits with other banks	100,000	215,000	32,000	108,000
Interest and dividends on investments (includes YTD tax-exempt income of $5,681,000 for September 30, 2026 and $5,865,000 for September 30, 2025)	13,690,000	14,189,000	4,859,000	4,700,000
Total interest income	120,453,000	119,539,000	41,475,000	41,005,000
Interest expense
Interest on deposits	50,757,000	58,374,000	17,171,000	19,380,000
Interest on borrowed funds	5,344,000	4,899,000	1,803,000	1,567,000
Total interest expense	56,101,000	63,273,000	18,974,000	20,947,000
Net interest income	64,352,000	56,266,000	22,501,000	20,058,000
Credit loss expense - loans	2,414,000	1,434,000	845,000	690,000
Credit loss (reduction) expense - debt securities HTM	4,000	(10,000)	6,000	(12,000)
Credit loss expense - off-balance sheet credit exposures	116,000	154,000	128,000	22,000
Total credit loss expense	2,534,000	1,578,000	979,000	700,000
Net interest income after provision for credit losses	61,818,000	54,688,000	21,522,000	19,358,000
Non-interest income
Investment management and fiduciary income	4,494,000	3,994,000	1,460,000	1,341,000
Service charges on deposit accounts	1,698,000	1,602,000	553,000	532,000
Net gain on sale or call of securities	12,000	—	—	—
Mortgage origination and servicing income, net of amortization	603,000	635,000	232,000	219,000
Debit card income	4,065,000	3,859,000	1,490,000	1,403,000
Other operating income	3,218,000	2,516,000	1,243,000	980,000
Total non-interest income	14,090,000	12,606,000	4,978,000	4,475,000
Non-interest expense
Salaries and employee benefits	21,804,000	19,800,000	7,354,000	6,674,000
Occupancy expense	2,610,000	2,567,000	818,000	814,000
Furniture and equipment expense	4,555,000	4,391,000	1,558,000	1,491,000
FDIC insurance premiums	1,803,000	2,093,000	629,000	698,000
Amortization of identified intangibles	20,000	20,000	7,000	7,000
Other operating expense	9,750,000	8,926,000	3,183,000	3,070,000
Total non-interest expense	40,542,000	37,797,000	13,549,000	12,754,000
Income before income taxes	35,366,000	29,497,000	12,951,000	11,079,000
Income tax expense	6,142,000	5,275,000	2,280,000	1,997,000
NET INCOME	$29,224,000	$24,222,000	$10,671,000	$9,082,000
Basic earnings per common share	$2.63	$2.19	$0.96	$0.82
Diluted earnings per common share	$2.59	$2.16	$0.95	$0.81
Other comprehensive income (loss) net of tax
Net unrealized (loss) gain on securities available for sale, net of taxes	$(12,769,000)	$9,148,000	$(11,666,000)	$3,714,000
Net unrealized gain on transferred securities, net of taxes	7,000	7,000	1,000	20,000
Net unrealized loss on hedging derivative instruments	—	(138,000)	—	(65,000)
Other comprehensive (loss) gain	(12,762,000)	9,017,000	(11,665,000)	3,669,000
Comprehensive income (loss)	$16,462,000	$33,239,000	$(994,000)	$12,751,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited) - The First Bancorp, Inc. and Subsidiary

Nine Month Period Ended September 30, 2026 and 2025
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2024	11,155,528	$71,944,000	$222,823,000	$(42,274,000)	$252,493,000
Net income	—	—	24,222,000	—	24,222,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	9,148,000	9,148,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	7,000	7,000
Net unrealized loss on hedging derivative instruments, net of tax	—	—	—	(138,000)	(138,000)
Comprehensive income	—	—	24,222,000	9,017,000	33,239,000
Cash dividends declared ($1.10 per share)	—	—	(12,326,000)	—	(12,326,000)
Equity compensation expense	—	764,000	—	—	764,000
Payment to repurchase common stock	(11,659)	—	(284,000)	—	(284,000)
Issuance of restricted stock	43,297	—	—	—	—
Proceeds from sale of common stock	27,289	680,000	—	—	680,000
Balance at September 30, 2025	11,214,455	$73,388,000	$234,435,000	$(33,257,000)	$274,566,000

Balance at December 31, 2025	11,222,363	$73,826,000	$240,456,000	$(31,139,000)	$283,143,000
Net income	—	—	29,224,000	—	29,224,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(12,769,000)	(12,769,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	7,000	7,000
Comprehensive income (loss)	—	—	29,224,000	(12,762,000)	16,462,000
Cash dividends declared ($1.13 per share)	—	—	(12,744,000)	—	(12,744,000)
Equity compensation expense	—	845,000	—	—	845,000
Payment to repurchase common stock	(11,655)	—	(326,000)	—	(326,000)
Issuance of restricted stock	49,339	—	—	—	—
Proceeds from sale of common stock	25,505	769,000	—	—	769,000
Balance at September 30, 2026	11,285,552	$75,440,000	$256,610,000	$(43,901,000)	$288,149,000

Three Month Period Ended September 30, 2026 and 2025
	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at June 30, 2025	11,205,861	$72,907,000	$229,511,000	$(36,926,000)	$265,492,000
Net income	—	—	9,082,000	—	9,082,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	3,714,000	3,714,000
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	20,000	20,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(65,000)	(65,000)
Comprehensive income	—	—	9,082,000	3,669,000	12,751,000
Cash dividends declared ($0.37 per share)	—	—	(4,149,000)	—	(4,149,000)
Equity compensation expense	—	254,000	—	—	254,000
Payment to repurchase common stock	(225)	—	(9,000)	—	(9,000)
Proceeds from sale of common stock	8,819	227,000	—	—	227,000
Balance at September 30, 2025	11,214,455	$73,388,000	$234,435,000	$(33,257,000)	$274,566,000

Balance at June 30, 2026	11,278,777	$74,942,000	$250,254,000	$(32,236,000)	$292,960,000
Net income	—	—	10,671,000	—	10,671,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(11,666,000)	(11,666,000)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax	—	—	—	1,000	1,000
Comprehensive income (loss)	—	—	10,671,000	(11,665,000)	(994,000)
Cash dividends declared ($0.38 per share)	—	—	(4,288,000)	—	(4,288,000)
Equity compensation expense	—	233,000	—	—	233,000
Payment to repurchase common stock	(749)		(27,000)	—	(27,000)
Issuance of restricted stock	(200)	—	—	—	—
Proceeds from sale of common stock	7,724	265,000	—	—	265,000
Balance at September 30, 2026	11,285,552	$75,440,000	$256,610,000	$(43,901,000)	$288,149,000
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) - The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$29,224,000	$24,222,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,607,000	1,644,000
Change in deferred taxes	383,000	31,000
Credit loss expense	2,534,000	1,578,000
Loans originated for resale	(3,004,000)	(7,435,000)
Proceeds from sales and transfers of loans	2,831,000	7,264,000
Net gain on sales of loans	(111,000)	(162,000)
Net gain on sale or call of securities	(12,000)	—
Net amortization of premiums on investments	374,000	414,000
Net gain on sale of other real estate owned	—	(33,000)
Equity compensation expense	845,000	764,000
Net increase in other assets and accrued interest	(17,977,000)	(6,870,000)
Net increase in other liabilities	1,250,000	81,000
Net gain on disposal of premises and equipment	(6,000)	(10,000)
Amortization of investment in limited partnership	1,465,000	940,000
Net acquisition amortization	20,000	20,000
Net cash provided by operating activities	19,423,000	22,448,000
Cash flows from investing activities
Decrease in interest-bearing deposits in other banks	1,253,000	14,875,000
Proceeds from sales of securities available for sale	1,410,000	—
Proceeds from maturities, payments and calls of securities available for sale	28,549,000	26,491,000
Proceeds from maturities, payments, calls and sales of securities to be held to maturity	7,843,000	8,391,000
Proceeds from sales of other real estate owned	—	206,000
Purchases of securities available for sale	(64,741,000)	(14,108,000)
Purchases of securities to be held to maturity	(4,500,000)	(1,250,000)
Change in restricted equity securities	517,000	287,000
Net increase in loans	(51,445,000)	(58,797,000)
Capital expenditures	(790,000)	(1,786,000)
Proceeds from disposal of premises and equipment	7,000	22,000
Net cash used by investing activities	(81,897,000)	(25,669,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	52,343,000	55,583,000
Net increase (decrease) in certificates of deposit	69,577,000	(43,284,000)
Net (decrease) increase in short-term borrowings	(17,939,000)	6,190,000
Advances on long-term borrowings	—	500,000
Repayment on long-term borrowings	(25,000,000)	—
Payment to repurchase common stock	(326,000)	(284,000)
Proceeds from sale of common stock	769,000	680,000
Dividends paid	(12,612,000)	(12,194,000)
Net cash provided by financing activities	66,812,000	7,191,000
Net increase in cash and cash equivalents	4,338,000	3,970,000
Cash and cash equivalents at beginning of period	27,779,000	27,636,000
Cash and cash equivalents at end of period	$32,117,000	$31,606,000

	For the nine months ended September 30,
	2026	2025
Interest paid	$56,194,000	$63,391,000
Income taxes paid	4,085,000	3,710,000
Non-cash transactions
Change in net unrealized loss on available for sale securities, net of tax	$12,769,000	$(9,148,000)
Net transfer from loans to other real estate owned	30,000	—
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
Risks and Uncertainties
Global markets experienced heightened volatility following military actions initiated against Iran and subsequent retaliation, and have stabilized as the conflict has de-escalated somewhat, but not yet achieved full resolution. Economic impacts in the U.S. have included an increase in interest rates across the yield curve, increased fuel prices, significant concern around a re-kindling of inflation, and a policy change by the FOMC resulting in a recent rate increase with expectation for additional modest increases. The Chair of the Federal Reserve previously committed to study a number of reforms, and has placed price stability at the top of its agenda. Ultimate economic impacts from any or all of the foregoing remain difficult to measure and could ultimately have negative downstream effects on the Company's operating results, the extent of which is indeterminable at this time.

Subsequent Events
Events occurring subsequent to September 30, 2026, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2026:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$26,044,000	$—	$(6,341,000)	$19,703,000
Mortgage-backed securities	274,385,000	3,000	(40,846,000)	233,542,000
State and political subdivisions	36,432,000	—	(8,670,000)	27,762,000
Asset-backed securities	1,766,000	19,000	—	1,785,000
	$338,627,000	$22,000	$(55,857,000)	$282,792,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(10,271,000)	$27,829,000
Mortgage-backed securities	45,686,000	2,000	(10,983,000)	34,705,000
State and political subdivisions	245,899,000	1,000	(44,028,000)	201,872,000
Corporate securities	23,000,000	59,000	(592,000)	22,467,000
	$352,685,000	$62,000	$(65,874,000)	$286,873,000
Less allowance for credit losses	(150,000)	—	—	—
Net securities to be held to maturity	$352,535,000	$62,000	$(65,874,000)	$286,873,000
Restricted equity securities
Federal Home Loan Bank Stock	$6,721,000	$—	$—	$6,721,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$7,758,000	$—	$—	$7,758,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$23,045,000	$—	$(4,973,000)	$18,072,000
Mortgage-backed securities	240,166,000	410,000	(30,142,000)	210,434,000
State and political subdivisions	38,953,000	26,000	(4,989,000)	33,990,000
Asset-backed securities	1,989,000	10,000	(15,000)	1,984,000
	$304,153,000	$446,000	$(40,119,000)	$264,480,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,221,000)	$29,879,000
Mortgage-backed securities	48,566,000	116,000	(8,924,000)	39,758,000
State and political subdivisions	248,408,000	161,000	(22,972,000)	225,597,000
Corporate securities	21,000,000	52,000	(804,000)	20,248,000
	$356,074,000	$329,000	$(40,921,000)	$315,482,000
Less allowance for credit losses	(146,000)	—	—	—
Net securities to be held to maturity	$355,928,000	$329,000	$(40,921,000)	$315,482,000
Restricted equity securities
Federal Home Loan Bank Stock	$7,238,000	$—	$—	$7,238,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$8,275,000	$—	$—	$8,275,000
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2025:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Treasury & Agency securities	$23,045,000	$—	$(5,163,000)	$17,882,000
Mortgage-backed securities	250,759,000	409,000	(31,751,000)	219,417,000
State and political subdivisions	40,071,000	—	(5,909,000)	34,162,000
Asset-backed securities	2,051,000	12,000	(31,000)	2,032,000
	$315,926,000	$421,000	$(42,854,000)	$273,493,000
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100,000	$—	$(8,381,000)	$29,719,000
Mortgage-backed securities	49,444,000	96,000	(9,434,000)	40,106,000
State and political subdivisions	249,194,000	103,000	(27,445,000)	221,852,000
Corporate securities	26,000,000	54,000	(1,157,000)	24,897,000
	$362,738,000	$253,000	$(46,417,000)	$316,574,000
Less allowance for credit losses	(186,000)	—	—	—
Net securities to be held to maturity	$362,552,000	$253,000	$(46,417,000)	$316,574,000
Restricted equity securities
Federal Home Loan Bank Stock	$5,879,000	$—	$—	$5,879,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$6,916,000	$—	$—	$6,916,000

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
Similarly, the agency and mortgage-backed securities in the HTM portfolio have been determined to all be investment grade with no ACL required. Municipal securities within HTM include two private activity bonds issued by well-known customers of the Bank with total balances of $17.9 million as of September 30, 2026. Corporate securities in HTM consist of 11 individual companies in the banking industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and other performance factors. Aggregate credit risk of the private activity bonds and corporate securities is considered very low and an immaterial ACL has been established. As of September 30, 2026 and 2025, and December 31, 2025, the total ACL for HTM securities was $150,000, $186,000 and $146,000, respectively.
Changes in the ACL are recorded as credit loss expense, or reduction. Losses would be charged against the allowance when management believes collection of the full contractual amount due on a security is unlikely.
Contractual Maturities: The following table summarizes the contractual maturities of investment securities at September 30, 2026:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$90,000	$90,000	$4,757,000	$4,735,000
Due in 1 to 5 years	11,034,000	9,501,000	40,538,000	37,428,000
Due in 5 to 10 years	22,920,000	20,387,000	110,164,000	97,258,000
Due after 10 years	304,583,000	252,814,000	197,226,000	147,452,000
	$338,627,000	$282,792,000	$352,685,000	$286,873,000
The following table summarizes the contractual maturities of investment securities at December 31, 2025:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$92,000	$92,000	$1,729,000	$1,725,000
Due in 1 to 5 years	7,413,000	6,584,000	34,803,000	33,363,000
Due in 5 to 10 years	20,390,000	18,693,000	98,390,000	94,855,000
Due after 10 years	276,258,000	239,111,000	221,152,000	185,539,000
	$304,153,000	$264,480,000	$356,074,000	$315,482,000
The following table summarizes the contractual maturities of investment securities at September 30, 2025:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$11,000	$11,000	$1,635,000	$1,632,000
Due in 1 to 5 years	4,637,000	4,099,000	27,355,000	26,510,000
Due in 5 to 10 years	24,741,000	22,511,000	105,095,000	100,439,000
Due after 10 years	286,537,000	246,872,000	228,653,000	187,993,000
	$315,926,000	$273,493,000	$362,738,000	$316,574,000
Pledged Securities: At September 30, 2026, securities with a carrying value of $381,048,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a carrying value of $385,197,000 as of December 31, 2025 and $365,383,000 at September 30, 2025, pledged for the same purposes.

Realized Gains and Losses on AFS Securities: Gains and losses on the sale of securities are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses on AFS securities for the nine months and quarters ended September 30, 2026 and 2025:

	For the nine months ended September 30,		For the quarter ended September 30,
	2026	2025	2026	2025
Proceeds from sales of securities	$1,410,000	$—	$—	$—
Gross realized gains	12,000	—	—	—
Net gain	$12,000	$—	$—	$—
Related income taxes	$3,000	$—	$—	$—

Unrealized Gains and Losses on AFS Securities: As of September 30, 2026, there were 272 AFS securities with unrealized losses held in the Company's portfolio. The Company has the ability and intent to hold its securities which are in an unrealized loss position until a recovery of their amortized cost, which may be at maturity.
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at September 30, 2026, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$2,857,000	$(142,000)	$16,846,000	$(6,199,000)	$19,703,000	$(6,341,000)
Mortgage-backed securities	75,036,000	(2,751,000)	153,471,000	(38,095,000)	228,507,000	(40,846,000)
State and political subdivisions	6,944,000	(931,000)	20,728,000	(7,739,000)	27,672,000	(8,670,000)
	$84,837,000	$(3,824,000)	$191,045,000	$(52,033,000)	$275,882,000	$(55,857,000)
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
The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at September 30, 2025 aggregated by major security type and length of time in a continuous unrealized loss position:

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

Credit Quality Indicators: Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. Government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised primarily of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. All of the Mortgage-backed securities owned were issued either by GNMA, FNMA or FHLMC. HTM municipal debt holdings also include two unrated private activity bonds issued by well known customers of the Bank. These securities are regularly monitored as part of an overall credit relationship with the issuers; both issuers were in good standing as of September 30, 2026. HTM corporate debt holdings consist of 11 individual companies in the banking industry. Management conducts periodic reviews of the collectability of these securities taking into consideration such factors as the financial condition of the issuers; each issuer was in good standing as of September 30, 2026.

ACL for HTM Securities: The following tables present the activity in the ACL for HTM debt securities by major security type for the nine months and quarters ended September 30, 2026 and 2025:

	For the nine months ended
	September 30, 2026			September 30, 2025
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$68,000	$78,000	$146,000	$80,000	$116,000	$196,000
Credit loss (reduction) expense	(2,000)	6,000	4,000	(3,000)	(7,000)	(10,000)
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$66,000	$84,000	$150,000	$77,000	$109,000	$186,000

	For the quarter ended
	September 30, 2026			September 30, 2025
	State and Political Subdivisions	Corporate Securities	Total	State and Political Subdivisions	Corporate Securities	Total
Allowance for credit losses:
Beginning balance	$66,000	$77,000	$143,000	$79,000	$119,000	$198,000
Credit loss expense (reduction)[1]	—	7,000	7,000	(2,000)	(10,000)	(12,000)
Securities charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$66,000	$84,000	$150,000	$77,000	$109,000	$186,000
1Current period total does not tie to Consolidated Statement of Income due to rounding.
There was no ACL on U.S. Government-sponsored enterprise, agency securities, or mortgage-backed securities as of September 30, 2026. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2026, none of the Company’s HTM debt securities were past due or on non-accrual status.

Re-Classified Securities: During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $31,000, net of taxes, at September 30, 2026. This compares to $38,000 and $40,000, net of taxes, at December 31, 2025 and September 30, 2025, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

Restricted Equity Securities: The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of September 30, 2026 and 2025, and December 31, 2025, the Bank's investment in FHLBB stock totaled $6,721,000, $5,879,000 and $7,238,000, respectively. FHLBB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1,037,000 at September 30, 2026 and 2025, and December 31, 2025.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through September 30, 2026. The Bank will continue to monitor its investment in these restricted equity securities.

Note 3 – Loans
The Company periodically reviews and updates the segmentation of its loan portfolio. Segment composition has remained unchanged since last updated in the first quarter of 2024.

Loan Portfolio by Class: The following table shows the composition of the Company's loan portfolio by class of financing receivable as of September 30, 2026 and 2025 and at December 31, 2025:

	September 30, 2026		December 31, 2025		September 30, 2025
Commercial
Real estate owner occupied	$380,463,000	15.6%	$378,263,000	15.8%	$375,263,000	15.6%
Real estate non-owner occupied	396,888,000	16.3%	409,177,000	17.1%	414,481,000	17.3%
Construction	32,901,000	1.3%	35,025,000	1.5%	51,753,000	2.1%
C&I	405,195,000	16.6%	376,907,000	15.7%	376,911,000	15.7%
Multifamily	137,909,000	5.6%	158,910,000	6.6%	136,515,000	5.7%
Agriculture	53,555,000	2.2%	48,145,000	2.0%	55,489,000	2.3%
Municipal	62,778,000	2.6%	52,074,000	2.2%	68,593,000	2.9%
Residential
Term	751,934,000	30.8%	739,188,000	30.9%	730,624,000	30.5%
Construction	41,110,000	1.7%	35,332,000	1.5%	32,779,000	1.4%
Home Equity
Revolving and term	159,733,000	6.5%	142,219,000	5.9%	137,018,000	5.7%
Consumer	19,093,000	0.8%	18,869,000	0.8%	19,084,000	0.8%
Total	$2,441,559,000	100.0%	$2,394,109,000	100.0%	$2,398,510,000	100.0%
Loan balances include net deferred loan costs of $12,572,000 as of September 30, 2026, $12,737,000 as of December 31, 2025, and $12,837,000 as of September 30, 2025. Net deferred loan costs have stayed within a narrow range as compared to a year ago and year-to-date based upon loan origination unit volume over the periods, prepayments, and normal repayment activity. Loan balances in the Residential term segment also include a valuation adjustment for fair value swaps hedged by certain loans in the portfolio. This adjustment subtracted $148,000 and added $910,000 and $958,000 to the loan balances as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively. Also included in Residential term loan balances is a valuation adjustment for the market value of caps which subtracted $2,618,000 and added $371,000 and 370,000 to loan balances as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.
Pledged Loans: Pursuant to collateral agreements, qualifying first mortgage loans and commercial real estate loans, which totaled $644,651,000 at September 30, 2026, were used to collateralize borrowings from the FHLBB. This compares to qualifying loans which totaled $669,541,000 at December 31, 2025, and $663,439,000 at September 30, 2025. In addition, commercial, residential construction and home equity loans totaling $405,350,000 at September 30, 2026, $366,032,000 at December 31, 2025, and $376,592,000 at September 30, 2025, were used to collateralize a standby line of credit at the FRBB.

Past Due Loans: For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2026, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$738,000	$—	$—	$738,000	$379,725,000	$380,463,000	$—
Real estate non-owner occupied	114,000	946,000	—	1,060,000	395,828,000	396,888,000	—
Construction	—	—	99,000	99,000	32,802,000	32,901,000	7,000
C&I	894,000	197,000	350,000	1,441,000	403,754,000	405,195,000	302,000
Multifamily	—	—	1,899,000	1,899,000	136,010,000	137,909,000	—
Agriculture	121,000	524,000	—	645,000	52,910,000	53,555,000	—
Municipal	—	—	—	—	62,778,000	62,778,000	—
Residential
Term	102,000	1,766,000	4,354,000	6,222,000	745,712,000	751,934,000	1,180,000
Construction	—	528,000	—	528,000	40,582,000	41,110,000	—
Home equity
Revolving and term	1,275,000	231,000	616,000	2,122,000	157,611,000	159,733,000	31,000
Consumer	1,100,000	199,000	192,000	1,491,000	17,602,000	19,093,000	193,000
Total	$4,344,000	$4,391,000	$7,510,000	$16,245,000	$2,425,314,000	$2,441,559,000	$1,713,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2025, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$683,000	$734,000	$3,698,000	$5,115,000	$373,148,000	$378,263,000	$—
Real estate non-owner occupied	734,000	—	1,285,000	2,019,000	407,158,000	409,177,000	—
Construction	103,000	—	7,000	110,000	34,915,000	35,025,000	7,000
C&I	404,000	102,000	1,240,000	1,746,000	375,161,000	376,907,000	21,000
Multifamily	1,600,000	160,000	—	1,760,000	157,150,000	158,910,000	—
Agriculture	316,000	—	377,000	693,000	47,452,000	48,145,000	—
Municipal	—	—	—	—	52,074,000	52,074,000	—
Residential
Term	1,268,000	2,901,000	3,222,000	7,391,000	731,797,000	739,188,000	613,000
Construction	90,000	—	—	90,000	35,242,000	35,332,000	—
Home equity
Revolving and term	1,449,000	391,000	534,000	2,374,000	139,845,000	142,219,000	—
Consumer	152,000	118,000	39,000	309,000	18,560,000	18,869,000	24,000
Total	$6,799,000	$4,406,000	$10,402,000	$21,607,000	$2,372,502,000	$2,394,109,000	$665,000

Information on the past-due status of loans by class of financing receivable as of September 30, 2025, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate owner occupied	$660,000	$183,000	$3,361,000	$4,204,000	$371,059,000	$375,263,000	$—
Real estate non-owner occupied	1,285,000	—	—	1,285,000	413,196,000	414,481,000	—
Construction	—	—	—	—	51,753,000	51,753,000	—
C&I	412,000	264,000	779,000	1,455,000	375,456,000	376,911,000	—
Multifamily	2,626,000	—	—	2,626,000	133,889,000	136,515,000	—
Agriculture	94,000	—	118,000	212,000	55,277,000	55,489,000	—
Municipal	—	—	—	—	68,593,000	68,593,000	—
Residential
Term	649,000	1,349,000	2,591,000	4,589,000	726,035,000	730,624,000	1,428,000
Construction	—	—	—	—	32,779,000	32,779,000	—
Home equity
Revolving and term	1,310,000	372,000	212,000	1,894,000	135,124,000	137,018,000	—
Consumer	185,000	97,000	74,000	356,000	18,728,000	19,084,000	74,000
Total	$7,221,000	$2,265,000	$7,135,000	$16,621,000	$2,381,889,000	$2,398,510,000	$1,502,000
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

The following table presents the amortized cost basis of loans on non-accrual status as of September 30, 2026, December 31, 2025 and September 30, 2025:

	September 30, 2026			December 31, 2025			September 30, 2025
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total Non-accrual
Commercial
Real estate owner occupied	$—	$823,000	$823,000	$1,131,000	$2,896,000	$4,027,000	$—	$3,891,000	$3,891,000
Real estate non-owner occupied	—	233,000	233,000	1,285,000	61,000	1,346,000	—	61,000	61,000
Construction	—	92,000	92,000	—	8,000	8,000	—	9,000	9,000
C&I	450,000	425,000	875,000	1,297,000	617,000	1,914,000	1,141,000	580,000	1,721,000
Multifamily	1,899,000	—	1,899,000	—	—	—	—	—	—
Agriculture	—	64,000	64,000	—	441,000	441,000	—	187,000	187,000
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	378,000	8,434,000	8,812,000	115,000	4,078,000	4,193,000	—	3,110,000	3,110,000
Construction	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	—	1,403,000	1,403,000	242,000	703,000	945,000	—	610,000	610,000
Consumer	—	—	—	—	5,000	5,000	—	6,000	6,000
Total	$2,727,000	$11,474,000	$14,201,000	$4,070,000	$8,809,000	$12,879,000	$1,141,000	$8,454,000	$9,595,000
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

The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2026, December 31, 2025 and September 30, 2025, by collateral type:

	September 30, 2026			December 31, 2025			September 30, 2025
	Collateral Type			Collateral Type			Collateral Type
	Commercial Real Estate	Residential Real Estate	Other	Commercial Real Estate	Residential Real Estate	Other	Commercial Real Estate	Residential Real Estate	Other
Commercial
Real estate owner occupied	$3,522,000	$—	$—	$3,626,000	$—	$—	$3,367,000	$—	$—
Real estate non-owner occupied	59,000	—	—	1,348,000	—	—	61,000	—	—
Construction	—	—	—	—	—	—	—	—	—
C&I	—	—	451,000	—	—	1,300,000	—	—	1,144,000
Multifamily	1,902,000	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—	—	—
Residential
Term	—	6,537,000	—	—	2,912,000	—	—	1,928,000	—
Construction	—	—	—	—	—	—	—	—	—
Home equity
Revolving and term	—	—	—	—	361,000	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$5,483,000	$6,537,000	$451,000	$4,974,000	$3,273,000	$1,300,000	$3,428,000	$1,928,000	$1,144,000
Loan Modifications to Borrowers Experiencing Financial Difficulty: Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, term extension, payment deferral, principal forgiveness or a combination thereof. It is the intent to minimize future losses while providing borrowers with financial relief.
The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the three months ended September 30, 2026:

Amortized Cost Basis
	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Rate Modification	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$—	$648,000	$—	0.17%
Real estate non-owner occupied	—	—	—	—	—%
Construction	—	—	—	—	—%
C&I	—	—	176,000	—	0.04%
Multifamily	—	—	—	—	—%
Agriculture	—	—	101,000	—	0.19%
Municipal	—	—	—	—	—%
Residential
Term	375,000	—	448,000	—	0.11%
Construction	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—%
Consumer	—	—	—	—	—%
Total	$375,000	$—	$1,373,000	$—

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2026:

Payment Deferral
Financial Effect
Residential
Term	Temporary payment accommodation, payments deferred to end of loan

Combination Payment Deferral and Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan
C&I	Temporary payment accommodation, payments deferred to end of loan
Agriculture	Payments deferred for 9 months; term increased 9 months
Residential
Term	Temporary payment accommodation, payments deferred to end of loan.

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the nine months ended September 30, 2026:

Amortized Cost Basis
	Payment Deferral	Term Extension	Rate Modification	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Rate Modification	Combination Payment Deferral, Term & Rate Modification	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$—	$135,000	$—	$648,000	$—	$—	0.21%
Real estate non-owner occupied	—	—	—	—	59,000	—	0.01%
Construction	—	—	—	—	—	—	—%
C&I	—	—	—	211,000	450,000	—	0.16%
Multifamily	—	—	—	—	—	—	—%
Agriculture	—	—	—	412,000	—	—	0.77%
Municipal	—	—	—	—	—	—	—%
Residential
Term	375,000	—	—	448,000	—	—	0.11%
Construction	—	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—%
Total	$375,000	$135,000	$—	$1,719,000	$509,000	$—

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2026:

Payment Deferral
Financial Effect
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
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2025:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan
Real estate non-owner occupied	Temporary payment accommodation, payments deferred to end of loan
C&I	Temporary payment accommodation, payments deferred to end of loan
Agriculture	Temporary payment accommodation, payments deferred to end of loan

Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, extended term 4 months.
C&I	Temporary payment accommodation, extended term 6 months.

Rate Modification
Financial Effect
Commercial
Multifamily	Rate reduction to 5.0%

Combination Payment Deferral and Term Extension
Financial Effect
Residential
Term	Temporary payment accommodation, payments deferred to end of loan

The following table represents loan modifications made to borrowers experiencing financial difficulty by modification type and class of financing receivable, during the nine months ended September 30, 2025:

Amortized Cost Basis
	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Rate Modification	Combination Payment Deferral, Term Extension and Rate Modification	% of Total Class of Financing Receivable
Commercial
Real estate owner occupied	$858,000	$164,000	$337,000	$—	$—	0.36%
Real estate non-owner occupied	115,000	—	—	61,000	1,285,000	0.35%
Construction	—	—	—	—	—	—%
C&I	606,000	144,000	188,000	467,000	—	0.37%
Multifamily	902,000	—	—	—	—	3.62%
Agriculture	1,952,000	—	—	—	—	3.52%
Municipal	—	—	—	—	—	—%
Residential
Term	—	—	632,000	—	357,000	0.14%
Construction	—	—	—	—	—	—%
Home Equity
Revolving and term	—	—	367,000	—	—	0.27%
Consumer	—	—	—	—	—	—%
Total	$4,433,000	$308,000	$1,524,000	$528,000	$1,642,000

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2025:

Payment Deferral
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation - payments deferred to end of loan; 5 yr balloon payment
Real estate non-owner occupied	Temporary payment accommodation, payments deferred to end of loan
C&I	Temporary payment accommodation, payments deferred to end of loan
Multifamily	Temporary payment accommodation, payments deferred to end of loan
Agriculture	Temporary payment accommodation - payments deferred to end of loan; payments deferred for 6 months

Term Extension
Financial Effect
Commercial
Real estate non-owner occupied	Temporary payment accommodation, extended term up to 6 months
C&I	Temporary payment accommodation, extended term 6 months

Combination Payment Deferral and Term Extension
Financial Effect
Commercial
Real estate owner occupied	Temporary payment accommodation, payments deferred to end of loan
C&I	Temporary payment accommodation, payments deferred to end of loan
Residential
Term	Temporary payment accommodation, payments deferred to end of loan
Home Equity
Revolving and Term	Temporary payment accommodation, payments deferred to end of loan

Combination Payment Deferral and Rate Modification
Financial Effect
Commercial
Real estate non-owner occupied	Payments deferred for 6 months; rate reduction to 2.0%
C&I	Payments deferred for 6 months; rate reduction to 2.0%

Combination of Payment Deferral, Term Extension and Rate Modification
Financial Effect
Commercial
Real estate non-owner occupied	Seasonal payments, 5 yr balloon; 60 month term, 120 month amort; WSJP 50%
Residential
Term	Seasonal payments, 3 yr balloon; 36 month term, 300 month amort; fixed rate

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. In its monitoring, the Company considers an event of payment default to be a payment past due thirty days or more, and counts all such events even if subsequently cured.

The following tables depict the amortized cost basis of loans that were modified during the previous 12 months as of September 30, 2026 and 2025, that had an event of payment default at some point during the 12 month period:

	Amortized Cost Basis
As of September 30, 2026	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination Payment Deferral, Term Extension and Rate Modification
Commercial
Real estate owner occupied	$—	$—	$294,000	$—
Real Estate non-owner occupied	—	252,000	—	1,229,000
C&I	115,000	9,000	235,000	—
Agriculture	—	—	56,000	—
Residential
Term	—	—	194,000	330,000
Home Equity
Revolving and term	—	—	306,000	—
Total	$115,000	$261,000	$1,085,000	$1,559,000

	Amortized Cost Basis
As of September 30, 2025	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension
Commercial
Real estate owner occupied	$—	$—	$74,000
C&I	256,000	$11,000	$36,000
Agriculture	753,000	—	—
Residential
Term	—	125,000	—
Total	$1,009,000	$136,000	$110,000

The following table depicts the performance of loans that have been modified during the previous 12 months as of September 30, 2026:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$783,000	$—	$—	$—
Real Estate non-owner occupied	311,000	—	—	—
C&I	661,000	9,000		7,000
Multifamily	—	—	—	—
Agriculture	355,000	57,000	—	—
Residential
Term	873,000	—	—	—
Home Equity
Revolving and term	—	—		—
Consumer	—	—	—	—
Total	$2,983,000	$66,000	$—	$7,000

The following table depicts the performance of loans that had been modified during the previous 12 months as of September 30, 2025:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial
Real estate owner occupied	$1,102,000	$257,000	$—	$—
Real Estate non-owner occupied	176,000	1,285,000	—	—
Construction	—	—	—	—
C&I	1,217,000	199,000	—	—
Multifamily	4,936,000	—	—	—
Agriculture	1,952,000	—	—	—
Residential
Term	548,000	561,000	—	—
Home Equity
Revolving and term	—	367,000	—	—
Consumer	—	—	—	—
Total	$9,931,000	$2,669,000	$—	$—
Loans in Process of Foreclosure: As of September 30, 2026, there were seven mortgage loans collateralized by residential real estate with a total balance of $1,318,000; two home equity lines of credit collateralized by residential real estate with a balance of $87,000; and one consumer loan collateralized by land with a balance of $7,000, in the process of foreclosure. There were also five commercial loans collateralized by either residential real estate or owner-occupied commercial real estate with a total balance of $3,369,000, in the process of foreclosure. This compares to seven mortgage loans collateralized by residential real estate with a total balance of $1,754,000; one home equity line of credit collateralized by residential real estate with a balance of $63,000; and seven commercial loans collateralized by either residential real estate or owner-occupied commercial real estate with a total balance of $3,826,000, in the process of foreclosure as of December 31, 2025; and three mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $935,000 as of September 30, 2025.

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

Construction, land, and land development: CLLD loans, both commercial and residential, represented 22.8% of total Bank capital as of September 30, 2026 and are well below the regulatory guidance of 100.0% of total Bank capital. Construction loans and non-owner-occupied commercial real estate loans represented 187.6% of total Bank capital at September 30, 2026, well below the regulatory guidance of 300.0% of total Bank capital.

Composition of the ACL: A breakdown of the ACL as of September 30, 2026, by class of financing receivable and allowance element, is presented in the following table:

As of September 30, 2026	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$1,187,000	$3,653,000	$875,000	$5,715,000
Real estate non-owner occupied	—	3,207,000	708,000	3,915,000
Construction	—	164,000	55,000	219,000
C&I	110,000	3,819,000	581,000	4,510,000
Multifamily	432,000	530,000	141,000	1,103,000
Agriculture	—	417,000	66,000	483,000
Municipal	—	36,000	193,000	229,000
Residential
Term	138,000	5,318,000	609,000	6,065,000
Construction	—	289,000	59,000	348,000
Home Equity
Revolving and term	—	924,000	103,000	1,027,000
Consumer	—	195,000	5,000	200,000
	$1,867,000	$18,552,000	$3,395,000	$23,814,000

A breakdown of the ACL as of December 31, 2025, by class of financing receivable and allowance element, is presented in the following table:

As of December 31, 2025	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$377,000	$4,173,000	$794,000	$5,344,000
Real estate non-owner occupied	1,209,000	3,979,000	632,000	5,820,000
Construction	—	194,000	56,000	250,000
C&I	961,000	3,522,000	540,000	5,023,000
Multifamily	—	669,000	157,000	826,000
Agriculture	—	472,000	47,000	519,000
Municipal	—	33,000	160,000	193,000
Residential
Term	87,000	5,270,000	592,000	5,949,000
Construction	—	249,000	50,000	299,000
Home Equity
Revolving and term	106,000	747,000	105,000	958,000
Consumer	—	174,000	10,000	184,000
	$2,740,000	$19,482,000	$3,143,000	$25,365,000
A breakdown of the ACL as of September 30, 2025, by class of financing receivable and allowance element, is presented in the following table:

As of September 30, 2025	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$—	$4,396,000	$734,000	$5,130,000
Real estate non-owner occupied	—	4,127,000	638,000	4,765,000
Construction	—	319,000	100,000	419,000
C&I	740,000	3,770,000	605,000	5,115,000
Multifamily	—	1,304,000	177,000	1,481,000
Agriculture	—	514,000	159,000	673,000
Municipal	—	35,000	253,000	288,000
Residential
Term	86,000	5,279,000	391,000	5,756,000
Construction	—	380,000	56,000	436,000
Home Equity
Revolving and term	—	767,000	82,000	849,000
Consumer	—	162,000	4,000	166,000
	$826,000	$21,053,000	$3,199,000	$25,078,000
The ACL as a percent of total loans stood at 0.98% as of September 30, 2026, 1.06% at December 31, 2025 and 1.05% as of September 30, 2025.

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

The following table presents the activity in the ACL for off-balance sheet credit exposures for the nine months and quarters ended September 30, 2026 and 2025:

	For the nine months ended September 30,		For the quarter ended September 30,
	2026	2025	2026	2025
Allowance for credit losses:
Beginning balance	$565,000	$714,000	$553,000	$846,000
Credit loss expense	116,000	154,000	128,000	22,000
Total ending allowance balance	$681,000	$868,000	$681,000	$868,000

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

The following table summarizes the credit quality for the Company's portfolio by risk category of loans and by class by vintage as of September 30, 2026:

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2026
Commercial
Real estate owner occupied
Pass (risk rating 1-5)	$30,130	$55,463	$38,761	$57,571	$57,847	$112,938	$9,236	$—	$361,946
Special Mention (risk rating 6)	3,062	135	—	5,512	1,914	1,112	—	—	11,735
Substandard (risk rating 7)	—	—	69	212	5,251	1,250	—	—	6,782
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate owner occupied	33,192	55,598	38,830	63,295	65,012	115,300	9,236	—	380,463
Current period gross write-offs	—	—	—	—	—	(715)	—	—	(715)
Real estate non-owner occupied
Pass (risk rating 1-5)	37,593	47,336	25,414	32,498	60,021	177,916	9,029	—	389,807
Special Mention (risk rating 6)	—	—	330	1,292	3,009	1,635	—	—	6,266
Substandard (risk rating 7)	—	—	252	61	—	502	—	—	815
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Real estate non-owner occupied	37,593	47,336	25,996	33,851	63,030	180,053	9,029	—	396,888
Current period gross write-offs	—	(134)	—	—	—	—	—	—	(134)
Construction
Pass (risk rating 1-5)	9,955	3,355	10,168	2,148	1,843	5,340	—	—	32,809
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	92	—	—	—	—	—	92
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Construction	9,955	3,355	10,260	2,148	1,843	5,340	—	—	32,901
Current period gross write-offs	—	—	—	—	—	—	—	—	—
C&I
Pass (risk rating 1-5)	40,630	39,438	50,353	39,924	28,351	46,779	99,404	5,265	350,144
Special Mention (risk rating 6)	238	4,675	12,334	560	5,055	5,919	24,424	—	53,205
Substandard (risk rating 7)	—	124	538	450	571	87	76	—	1,846
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total C&I	40,868	44,237	63,225	40,934	33,977	52,785	123,904	5,265	405,195
Current period gross write-offs	—	(104)	(1)	(287)	—	(856)	—	—	(1,248)
Multifamily
Pass (risk rating 1-5)	7,872	39,540	15,125	7,232	41,050	23,114	530	—	134,463
Special Mention (risk rating 6)	—	—	—	—	—	265	—	—	265
Substandard (risk rating 7)	—	—	—	—	1,010	2,171	—	—	3,181
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Multifamily	7,872	39,540	15,125	7,232	42,060	25,550	530	—	137,909
Current period gross write-offs	—	(160)	—	(1,043)	—	—	—	—	(1,203)
Agriculture
Pass (risk rating 1-5)	6,748	8,138	7,923	2,167	4,244	17,093	5,642	143	52,098
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	1,315	—	61	—	81	—	—	1,457
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Agriculture	6,748	9,453	7,923	2,228	4,244	17,174	5,642	143	53,555
Current period gross write-offs	—	—	(90)	(179)	(66)	(20)	—	—	(355)

	Term Loans Amortized Cost Basis by Origination Year
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2026
Municipal
Pass (risk rating 1-5)	11,500	5,425	7,199	16,455	2,459	19,740	—	—	62,778
Special Mention (risk rating 6)	—	—	—	—	—	—	—	—	—
Substandard (risk rating 7)	—	—	—	—	—	—	—	—	—
Doubtful (risk rating 8)	—	—	—	—	—	—	—	—	—
Total Municipal	11,500	5,425	7,199	16,455	2,459	19,740	—	—	62,778
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential
Term
Performing	50,509	82,985	75,312	77,058	124,824	330,191	2,128	115	743,122
Non-performing	—	35	554	1,403	3,929	2,891	—	—	8,812
Total Term	50,509	83,020	75,866	78,461	128,753	333,082	2,128	115	751,934
Current period gross write-offs	—	—	—	—	—	(115)	—	—	(115)
Construction
Performing	17,064	23,308	219	110	409	—	—	—	41,110
Non-performing	—	—	—	—	—	—	—	—	—
Total Construction	17,064	23,308	219	110	409	—	—	—	41,110
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home equity revolving and term
Performing	5,528	8,500	10,095	6,634	6,293	2,890	109,439	8,951	158,330
Non-performing	—	225	109	38	117	77	529	308	1,403
Total Home equity revolving and term	5,528	8,725	10,204	6,672	6,410	2,967	109,968	9,259	159,733
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	1,819	1,308	1,073	926	258	4,683	9,026	—	19,093
Non-performing	—	—	—	—	—	—	—	—	—
Total Consumer	1,819	1,308	1,073	926	258	4,683	9,026	—	19,093
Current period gross write-offs	(16)	(63)	(74)	(13)	(12)	(132)	—	—	(310)
Total loans	$222,648	$321,305	$255,920	$252,312	$348,455	$756,674	$269,463	$14,782	$2,441,559

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
The following table presents ACL activity by class for the nine months and quarter ended September 30, 2026:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the nine months ended September 30, 2026
Beginning balance	$5,344	$5,820	$250	$5,023	$826	$519	$193	$5,949	$299	$958	$184	$25,365
Charge offs	(715)	(134)	—	(1,248)	(1,203)	(355)	—	(115)	—	—	(310)	(4,080)
Recoveries	—	—	—	—	—	—	—	36	—	6	73	115
Credit loss expense (reduction)	1,086	(1,771)	(31)	735	1,480	319	36	195	49	63	253	2,414
Ending balance	$5,715	$3,915	$219	$4,510	$1,103	$483	$229	$6,065	$348	$1,027	$200	$23,814
For the three months ended September 30, 2026
Beginning balance	$5,553	$5,193	$191	$4,594	$710	$478	$223	$6,064	$331	$1,045	$173	$24,555
Charge offs	(715)	(134)	—	(550)	—	—	—	(115)	—	—	(132)	(1,646)
Recoveries	—	—	—	—	—	—	—	31	—	2	27	60
Credit loss expense (reduction)	877	(1,144)	28	466	393	5	6	85	17	(20)	132	845
Ending balance	$5,715	$3,915	$219	$4,510	$1,103	$483	$229	$6,065	$348	$1,027	$200	$23,814
The following table presents ACL activity by class for the year ended December 31, 2025:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the year ended December 31, 2025
Beginning balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
Charge offs	(53)	—	—	(1,333)	—	(27)	—	(1)	—	—	(329)	(1,743)
Recoveries	—	—	—	76	—	—	—	7	—	16	89	188
Credit loss expense (reduction)	352	991	(694)	916	(413)	(59)	(69)	702	(175)	256	242	2,049
Ending balance	$5,344	$5,820	$250	$5,023	$826	$519	$193	$5,949	$299	$958	$184	$25,365

The following table presents ACL activity by class for the nine months and quarter ended September 30, 2025:

Dollars in thousands	Commercial						Municipal	Residential		Home Equity	Consumer	Total
	Real Estate Owner Occupied	Real Estate Non-Owner Occupied	Construction	C&I	Multifamily	Agriculture		Term	Construction	Revolving and term
For the nine months ended September 30, 2025
Beginning balance	$5,045	$4,829	$944	$5,364	$1,239	$605	$262	$5,241	$474	$686	$182	$24,871
Charge offs	—	—	—	(1,101)	—	—	—	(1)	—	—	(238)	(1,340)
Recoveries	—	—	—	28	—	—	—	6	—	15	64	113
Credit loss expense (reduction)	85	(64)	(525)	824	242	68	26	510	(38)	148	158	1,434
Ending balance	$5,130	$4,765	$419	$5,115	$1,481	$673	$288	$5,756	$436	$849	$166	$25,078
For the three months ended September 30, 2025
Beginning balance	$5,195	$4,934	$436	$4,865	$1,572	$666	$267	$5,485	$415	$823	$171	$24,829
Charge offs	—	—	—	(347)	—	—	—	—	—	—	(119)	(466)
Recoveries	—	—	—	—	—	—	—	2	—	3	20	25
Credit loss (reduction) expense	(65)	(169)	(17)	597	(91)	7	21	269	21	23	94	690
Ending balance	$5,130	$4,765	$419	$5,115	$1,481	$673	$288	$5,756	$436	$849	$166	$25,078

As of September 30, 2026, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

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
As of September 30, 2026, 221,105 shares of restricted stock had been granted under the 2020 Plan, of which 106,909 shares remain restricted as of September 30, 2026 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2024	3.0	26,387	0.3
2025	3.0	35,732	1.3
2026	3.0	44,790	2.3
		106,909	1.5
The compensation cost related to these non-vested restricted stock grants is $2,808,000 and is recognized over the vesting terms of each grant. In the nine months ended September 30, 2026, $845,000 of expense was recognized for these restricted shares, leaving $1,335,000 in unrecognized expense as of September 30, 2026. In the nine months ended September 30, 2025, $764,000 of expense was recognized for restricted shares, leaving $1,114,000 in unrecognized expense as of September 30, 2025.

Note 6 – Common Stock
Proceeds from sale of common stock totaled $769,000 and $680,000 for the nine months ended September 30, 2026 and 2025, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30, 2026 and 2025:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2026
Net income as reported	$29,224,000
Basic EPS: Income available to common shareholders	29,224,000	11,119,468	$2.63
Effect of dilutive securities: restricted stock		152,288
Diluted EPS: Income available to common shareholders plus assumed conversions	$29,224,000	11,271,756	$2.59
For the nine months ended September 30, 2025
Net income as reported	$24,222,000
Basic EPS: Income available to common shareholders	24,222,000	11,084,737	$2.19
Effect of dilutive securities: restricted stock		115,088
Diluted EPS: Income available to common shareholders plus assumed conversions	$24,222,000	11,199,825	$2.16

The following table sets forth the computation of basic and diluted EPS for the quarters ended September 30, 2026 and 2025:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2026
Net income as reported	$10,671,000
Basic EPS: Income available to common shareholders	10,671,000	11,128,013	$0.96
Effect of dilutive securities: restricted stock		155,192
Diluted EPS: Income available to common shareholders plus assumed conversions	$10,671,000	11,283,205	$0.95
For the quarter ended September 30, 2025
Net income as reported	$9,082,000
Basic EPS: Income available to common shareholders	9,082,000	11,093,631	$0.82
Effect of dilutive securities: restricted stock		118,304
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,082,000	11,211,935	$0.81

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. The Plan is a safe harbor plan whereby the Bank also contributes a minimum 3.0% of annual compensation to the plan for all eligible employees. The expense related to the 401(k) plan was $870,000 and $827,000 for the nine months ended September 30, 2026 and 2025, respectively.
Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. There are no active officers eligible for these benefits. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $159,000 and $120,000 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the associated accrued liability included in other liabilities in the balance sheet was $2,404,000 compared to $2,460,000 and $2,483,000 at December 31, 2025 and September 30, 2025, respectively.
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

The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2026	2025
Change in benefit obligation
Benefit obligation at beginning of year	$820,000	$843,000
Interest cost	—	—
Benefits paid	(64,000)	(68,000)
Benefit obligation at end of period	$756,000	$775,000
Funded status
Benefit obligation at end of period	$(756,000)	$(775,000)
Unamortized gain	(304,000)	(363,000)
Accrued benefit cost at end of period	$(1,060,000)	$(1,138,000)
There was no net periodic pension cost for the nine months ended September 30, 2026 and 2025.

Amounts not yet reflected in net periodic benefit cost and included in AOCI are as follows:

	September 30, 2026	December 31, 2025	September 30, 2025
Unamortized net actuarial gain	$304,000	$304,000	$363,000
Deferred tax expense	(64,000)	(64,000)	(76,000)
Net unrecognized postretirement benefits included in AOCI	$240,000	$240,000	$287,000
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

Note 9 - Other Comprehensive Income (Loss)
The following table summarizes activity in the unrealized gain or loss on available for sale securities included in OCI for the nine months and quarters ended September 30, 2026 and 2025:

	For the nine months ended September 30,		For the quarter ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$(31,341,000)	$(42,671,000)	$(32,444,000)	$(37,237,000)
Unrealized (losses) gains rising during the period	(16,151,000)	11,580,000	(14,767,000)	4,700,000
Reclassification of net realized gains during the period	(12,000)	—	—	—
Related deferred taxes	3,394,000	(2,432,000)	3,101,000	(986,000)
Net change	(12,769,000)	9,148,000	(11,666,000)	3,714,000
Balance at end of period	$(44,110,000)	$(33,523,000)	$(44,110,000)	$(33,523,000)
The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in OCI for the nine months and quarters ended September 30, 2026 and 2025:

	For the nine months ended September 30,		For the quarter ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$(38,000)	$(47,000)	$(32,000)	$(60,000)
Amortization of net unrealized gains	9,000	9,000	2,000	26,000
Related deferred taxes	(2,000)	(2,000)	(1,000)	(6,000)
Net change	7,000	7,000	1,000	20,000
Balance at end of period	$(31,000)	$(40,000)	$(31,000)	$(40,000)
The following table presents the effect of the Company's derivative financial instruments included in OCI for the nine months and quarters ended September 30, 2026 and 2025:

	For the nine months ended September 30,		For the quarter ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$—	$157,000	$—	$84,000
Unrealized gains on cash flow hedging derivatives arising during the period	—	(175,000)	—	(82,000)
Related deferred taxes	—	37,000	—	17,000
Net change	—	(138,000)	—	(65,000)
Balance at end of period	$—	$19,000	$—	$19,000
There was no activity in the unrealized gain or loss on postretirement benefits included in OCI for the nine months and quarters ended September 30, 2026 and 2025.

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

The details of the Bank's swap agreements are as follows:

					September 30, 2026		December 31, 2025		September 30, 2025
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
01/10/2023	01/01/2026	USD-SOFR-OIS COMPOUND	3.836%	Other Assets	$—	$—	$75,000,000	$—	$75,000,000	$23,000
					$—	$—	$75,000,000	$—	$75,000,000	$23,000
Fair Value Hedges
03/08/2023	03/01/2027	USD-SOFR-OIS COMPOUND	4.402%	Other Liabilities	$30,000,000	$(31,000)	$30,000,000	$(352,000)	$30,000,000	$(379,000)
03/08/2023	03/01/2028	USD-SOFR-OIS COMPOUND	4.189%	Other (Liabilities) Assets	30,000,000	179,000	30,000,000	(558,000)	30,000,000	(579,000)
					$60,000,000	$148,000	$60,000,000	$(910,000)	$60,000,000	$(958,000)
Total swap agreements					$60,000,000	$148,000	$135,000,000	$(910,000)	$135,000,000	$(935,000)
The details of the Bank's cap agreements are as follows:

					September 30, 2026		December 31, 2025		September 30, 2025
Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Balance Sheets	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Fair Value Hedges
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.050%	Other Assets	$50,000,000	$641,000	$50,000,000	$100,000	$50,000,000	$135,000
07/01/2025	07/01/2028	USD-SOFR-OIS COMPOUND	4.550%	Other Assets	50,000,000	381,000	50,000,000	54,000	50,000,000	74,000
03/02/2026	03/01/2029	USD-SOFR-OIS COMPOUND	3.750%	Other Assets	50,000,000	1,255,000	—	—	—	—
03/02/2026	03/01/2030	USD-SOFR-OIS COMPOUND	4.250%	Other Assets	50,000,000	1,284,000	—	—	—	—
Total cap agreements					$200,000,000	$3,561,000	$100,000,000	$154,000	$100,000,000	$209,000
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

At September 30, 2026 there were 19 customer loan swap arrangements in place. This compares to 18 customer loan swap arrangements in place as of December 31, 2025 and 17 customer loan swap arrangements in place as of September 30, 2025. The details of the Bank's customer loan swap arrangements are detailed below:

		September 30, 2026			December 31, 2025			September 30, 2025
	Presentation on Consolidated Balance Sheet	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Pay Fixed, Receive Variable	Other Assets	19	$91,487,000	$6,005,000	6	$33,506,000	$3,551,000	6	$33,808,000	$3,517,000
Pay Fixed, Receive Variable	Other Liabilities	—	—	—	12	51,139,000	(757,000)	6	35,318,000	(781,000)
		19	91,487,000	6,005,000	18	84,645,000	2,794,000	17	69,126,000	2,736,000
Receive Fixed, Pay Variable	Other Assets	—	—	—	12	51,139,000	757,000	6	35,318,000	781,000
Receive Fixed, Pay Variable	Other Liabilities	19	91,487,000	(6,005,000)	6	33,506,000	(3,551,000)	6	33,808,000	(3,517,000)
		19	91,487,000	(6,005,000)	18	84,645,000	(2,794,000)	17	69,126,000	(2,736,000)
Total		38	$182,974,000	$—	36	$169,290,000	$—	34	$138,252,000	$—
Derivative collateral
The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its various loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At September 30, 2026, there was no collateral posted on its swap contracts or required amount to be pledged.

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 860 "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type, and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the PSA and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2026, the prepayment assumption using the PSA model was 109, which translates into an anticipated prepayment rate of 5.23%. The discount rate is 10.38%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2026 and 2025, servicing rights capitalized totaled $56,000 and $40,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2026 and 2025 were $190,000 and $218,000, respectively. The fair value of servicing rights was $2,792,000, $2,685,000, and $2,775,000 at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. The Bank serviced loans for others totaling $261,544,000, $276,514,000, and $282,867,000 at September 30, 2026, December 31, 2025, and September 30, 2025, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2026	December 31, 2025	September 30, 2025
Mortgage servicing rights	$8,849,000	$8,793,000	$8,781,000
Accumulated amortization	(7,328,000)	(7,138,000)	(7,065,000)
Carrying value	$1,521,000	$1,655,000	$1,716,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2026 and 2025, and at December 31, 2025:

	September 30, 2026	December 31, 2025	September 30, 2025
Certificates of deposit < $100,000	$695,235,000	$638,931,000	$688,001,000
Certificates $100,000 to $250,000	187,607,000	190,676,000	210,741,000
Certificates $250,000 and over	163,998,000	147,656,000	172,785,000
	$1,046,840,000	$977,263,000	$1,071,527,000

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
Derivatives
The fair value of derivative instruments is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2026 and 2025, and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2026, December 31, 2025 and September 30, 2025:

	At September 30, 2026
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$19,703,000	$—	$19,703,000
Mortgage-backed securities	—	233,542,000	—	233,542,000
State and political subdivisions	—	27,762,000	—	27,762,000
Asset-backed securities	—	1,785,000	—	1,785,000
Total securities available for sale	—	282,792,000	—	282,792,000
Interest rate swap agreements	—	179,000	—	179,000
Interest rate cap agreements	—	3,561,000	—	3,561,000
Customer loan interest swap agreements	—	6,005,000	—	6,005,000
Total interest rate agreements	—	9,745,000	—	9,745,000
Total assets	$—	$292,537,000	$—	$292,537,000

	At September 30, 2026
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$31,000	$—	$31,000
Customer loan interest swap agreements	—	6,005,000	—	6,005,000
Total liabilities	$—	$6,036,000	$—	$6,036,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$18,072,000	$—	$18,072,000
Mortgage-backed securities	—	210,434,000	—	210,434,000
State and political subdivisions	—	33,990,000	—	33,990,000
Asset-backed securities	—	1,984,000	—	1,984,000
Total securities available for sale	—	264,480,000	—	264,480,000
Interest rate cap agreements	—	154,000	—	154,000
Customer loan interest swap agreements	—	4,308,000	—	4,308,000
Total interest rate swap agreements	—	4,462,000	—	4,462,000
Total assets	$—	$268,942,000	$—	$268,942,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$910,000	$—	$910,000
Customer loan interest swap agreements	—	4,308,000	—	4,308,000
Total liabilities	$—	$5,218,000	$—	$5,218,000

	At September 30, 2025
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury & Agency securities	$—	$17,882,000	$—	$17,882,000
Mortgage-backed securities	—	219,417,000	—	219,417,000
State and political subdivisions	—	34,162,000	—	34,162,000
Asset-backed securities	—	2,032,000	—	2,032,000
Total securities available for sale	—	273,493,000	—	273,493,000
Interest rate swap agreements	—	23,000	—	23,000
Interest rate cap agreements	—	209,000	—	209,000
Customer loan interest swap agreements	—	4,298,000	—	4,298,000
Total interest swap agreements	—	4,530,000	—	4,530,000
Total assets	$—	$278,023,000	$—	$278,023,000

	At September 30, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$958,000	$—	$958,000
Customer loan interest swap agreements	—	4,298,000	—	4,298,000
Total liabilities	$—	$5,256,000	$—	$5,256,000

Assets Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value with no impairment reserve for each of the periods presented. OREO at September 30, 2026 is presented at fair value with no related allowance. There was no OREO or related allowance at December 31, 2025 and September 30, 2025. Only collateral-dependent IAL with a related specific ACL or a partial charge off are included in IAL for purposes of fair value disclosures. IAL below are presented net of specific allowances of $1,867,000, $2,740,000 and $826,000 at September 30, 2026 December 31, 2025 and September 30, 2025, respectively:

	At September 30, 2026
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,792,000	$—	$2,792,000
OREO	—	30,000	—	30,000
Individually analyzed loans	—	5,789,000	—	5,789,000
Total assets	$—	$8,611,000	$—	$8,611,000

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,685,000	$—	$2,685,000
Individually analyzed loans	—	6,781,000	—	6,781,000
Total assets	$—	$9,466,000	$—	$9,466,000

	At September 30, 2025
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$2,775,000	$—	$2,775,000
Individually analyzed loans	—	430,000	—	430,000
Total assets	$—	$3,205,000	$—	$3,205,000
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
The carrying amount and estimated fair values for financial instruments as of September 30, 2026 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$352,535,000	$286,873,000	$—	$286,873,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	767,721,000	756,896,000	—	—	756,896,000
Construction	32,682,000	32,221,000	—	—	32,221,000
Other	590,563,000	589,230,000	—	10,599,000	578,631,000
Municipal	62,549,000	60,051,000	—	—	60,051,000
Residential
Term	746,153,000	701,695,000	—	—	701,695,000
Construction	40,762,000	40,493,000	—	—	40,493,000
Home equity line of credit	158,706,000	158,767,000	—	—	158,767,000
Consumer	18,893,000	16,723,000	—	—	16,723,000
Total loans	2,418,029,000	2,356,076,000	—	10,599,000	2,345,477,000
Mortgage servicing rights	1,521,000	2,792,000	—	2,792,000	—
Financial liabilities
Local certificates of deposit	$391,048,000	$359,888,000	$—	$359,888,000	$—
National certificates of deposit	655,792,000	681,948,000	—	681,948,000	—
Total certificates of deposit	1,046,840,000	1,041,836,000	—	1,041,836,000	—
Repurchase agreements	45,342,000	45,263,000	—	45,263,000	—
Federal Home Loan Bank advances	99,540,000	99,383,000	—	99,383,000	—
Total borrowed funds	144,882,000	144,646,000	—	144,646,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2025 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$355,928,000	$315,482,000	$—	$315,482,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	776,276,000	760,452,000	—	—	760,452,000
Construction	34,775,000	34,066,000	—	—	34,066,000
Other	577,594,000	575,640,000	—	6,781,000	568,859,000
Municipal	51,881,000	48,805,000	—	—	48,805,000
Residential
Term	733,239,000	688,100,000	—	—	688,100,000
Construction	35,033,000	34,800,000	—	—	34,800,000
Home equity line of credit	141,261,000	139,205,000	—	—	139,205,000
Consumer	18,685,000	16,387,000	—	—	16,387,000
Total loans	2,368,744,000	2,297,455,000	—	6,781,000	2,290,674,000
Mortgage servicing rights	1,655,000	2,685,000	—	2,685,000	—
Financial liabilities
Local certificates of deposit	$373,671,000	$347,571,000	$—	$347,571,000	$—
National certificates of deposit	603,592,000	630,910,000	—	630,910,000	—
Total certificates of deposit	977,263,000	978,481,000	—	978,481,000	—
Repurchase agreements	50,321,000	50,241,000	—	50,241,000	—
Federal Home Loan Bank advances	137,500,000	137,942,000	—	137,942,000	—
Total borrowed funds	187,821,000	188,183,000	—	188,183,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2025 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Securities to be held to maturity (net of allowance for credit losses)	$362,552,000	$316,574,000	$—	$316,574,000	$—
Loans (net of allowance for credit losses)
Commercial
Real estate	779,849,000	761,198,000	—	—	761,198,000
Construction	51,334,000	50,106,000	—	—	50,106,000
Other	561,646,000	559,233,000	—	430,000	558,803,000
Municipal	68,305,000	64,726,000	—	—	64,726,000
Residential
Term	725,201,000	673,863,000	—	—	673,863,000
Construction	32,343,000	32,084,000	—	—	32,084,000
Home equity line of credit	136,169,000	135,993,000	—	—	135,993,000
Consumer	18,918,000	16,672,000	—	—	16,672,000
Total loans	2,373,765,000	2,293,875,000	—	430,000	2,293,445,000
Mortgage servicing rights	1,716,000	2,775,000	—	2,775,000	—
Financial liabilities
Local certificates of deposit	$400,172,000	$375,001,000	$—	$375,001,000	$—
National certificates of deposit	671,355,000	699,204,000	—	699,204,000	—
Total certificates of deposit	1,071,527,000	1,074,205,000	—	1,074,205,000	—
Repurchase agreements	57,468,000	57,365,000	—	57,365,000	—
Federal Home Loan Bank advances	95,500,000	95,837,000	—	95,837,000	—
Total borrowed funds	152,968,000	153,202,000	—	153,202,000	—

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
Management regularly evaluates the allowance, typically monthly, to determine the appropriate level by taking into consideration factors such as the size and growth trajectory of the portfolio, quality trends as measured by key indicators, prior loan loss experience in major portfolio segments, local and national business conditions, economic forecasts, the results of any stress testing undertaken during the period, and Management's estimation of potential losses. Period-to-period changes to any or all of these factors could change the level of ACL required, in turn impacting our level of provision expense and ultimately our net income. Similarly, the use of different estimates or assumptions could produce different provisions for credit losses which would likely result in changes to the Company's net income.

In the nine months ended September 30, 2026 the ACL-Loans decreased by $1.6 million, the ACL-Off-Balance Commitments increased by $116,000 and the ACL-HTM Securities increased by $4,000. Further discussion of the ACL may be found in Note 2, "Investment Securities", Note 3, "Loans", and Note 4, "Allowance for Credit Losses", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Fair Value of Securities. Determining a market price for securities carried at fair value is a critical accounting estimate in the Company's financial statements. Pricing of individual securities is subject to a number of factors including changes in market interest rates, changes in prepayment speeds and assumptions, changes in market tolerance for risk, and any changes in the risk profile of the security. The Company subscribes to a widely recognized, independent pricing service and updates carrying values no less frequently than monthly. It also validates the values provided by the pricing service no less frequently than quarterly by measuring against security prices provided by a secondary source. Results of the validation are reported to the ALCO each quarter and any variances between the two sources above defined thresholds are investigated by management. A finding that the Company's methodology for valuation of its investment securities is materially incorrect could result in changes to the carrying value of securities on its balance sheet and corresponding changes in shareholders equity position. As of September 30, 2026 the fair value of AFS securities increased by $18.3 million and the fair value of HTM securities decreased by $28.6 million from that of December 31, 2025. The increase in the fair value of AFS securities is attributable to new purchases, and partially offset by a combination of rate-driven market price adjustments for the underlying securities, and principal returned via maturity, call, sale, or amortization. The decrease in the fair value of HTM securities is attributable to a combination of rate-driven price adjustments for the underlying securities and principal return via call or maturity. Further discussion of the fair value of securities may be found in Note 2, "Investment Securities", to the consolidated financial statements contained in Item 1 of the Form 10-Q.
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
Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date a derivative contract is entered into, the derivative is designated as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The relationships between hedging instruments and hedged items is formally documented, as is the risk management objectives and strategy for undertaking various hedge transactions. Both at the hedge’s inception and on an ongoing basis, determination is made as to whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in OCI and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments, including customer loan swaps, are recorded at fair value with changes in fair value recorded in earnings. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate. Among the factors that may influence the fair value of a derivative instrument are changes in market interest rates, changes in the time remaining to maturity of the instrument, or credit quality of the counterparty. Further information, including period-to-period changes in the fair value of derivatives, may be found in Note 10, "Financial Derivative Instruments", to the consolidated financial statements contained in Item 1 of the Form 10-Q.

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
The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A Federal Income Tax rate of 21.0% was used in 2026 and 2025:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2026	2025	2026	2025
Net interest income as presented	$64,352	$56,266	$22,501	$20,058
Effect of tax-exempt income	2,041	2,136	703	727
Net interest income, tax equivalent	$66,393	$58,402	$23,204	$20,785
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

The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2026	2025	2026	2025
Non-interest expense, as presented	$40,542	$37,797	$13,549	$12,754
Net interest income, as presented	64,352	56,266	22,501	20,058
Effect of tax-exempt interest income	2,041	2,136	703	727
Non-interest income, as presented	14,090	12,606	4,978	4,475
Effect of non-interest tax-exempt income	237	144	80	48
Net securities gains	(12)	—	—	—
Adjusted net interest income plus non-interest income	$80,708	$71,152	$28,262	$25,308
Non-GAAP efficiency ratio	50.23%	53.12%	47.94%	50.40%
GAAP efficiency ratio	51.68%	54.88%	49.31%	51.99%
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
The following table provides a reconciliation of average tangible common equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2026	2025	2026	2025
Average shareholders' equity as presented	$292,080	$263,639	$295,521	$270,306
Less average intangible assets	(30,768)	(30,794)	(30,775)	(30,801)
Average tangible shareholders' common equity	$261,312	$232,845	$264,746	$239,505
To provide period-to-period comparison of operating results prior to consideration of credit loss provision and income taxes, the non-GAAP measure of PTPP Net Income is presented. The following table provides a reconciliation to Net Income:

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2026	2025	2026	2025
Net Income, as presented	$29,224	$24,222	$10,671	$9,082
Add: credit loss expense	2,534	1,578	979	700
Add: income taxes expense	6,142	5,275	2,280	1,997
Pre-tax, pre-provision net income	$37,900	$31,075	$13,930	$11,779

Executive Summary
Net income for the nine months ended September 30, 2026 was $29.2 million, up $5.0 million or 20.7% from the same period in 2025. Earnings per common share on a fully diluted basis were $2.59 for the nine months ended September 30, 2026, up $0.43 or 20.0% from the $2.16 posted for the same period in 2025. Dividends totaling $1.13 per share have been declared year-to-date, representing a payout to our shareholders of 43.0% of basic earnings per share for the period. On a PTPP basis, earnings for the nine months ended September 30, 2026 were $37.9 million, up $6.8 million, or 22.0% from the prior year.
For the quarter ended September 30, 2026, net income was $10.7 million, up $1.6 million or 17.5% from the same period in 2025. Earnings per common share on a fully diluted basis were $0.95 for the quarter ended September 30, 2026, up $0.14 or 16.8% from the $0.81 posted for the same period in 2025.

Net interest income on a tax-equivalent basis was up $8.0 million or 13.7% in the nine months ended September 30, 2026 compared to the same period in 2025. The tax equivalent net interest margin for the nine months ended September 30, 2026, was 2.91%, up from 2.57% for the same period in 2025. The period-to-period change in net interest income and net interest margin is attributable to a combination of stable volume of earning assets, slightly increased earning asset yields, and reduced funding costs. For the quarter ended September 30, 2026, the volume of earning assets increased as compared to the same three-month period in 2025, while earning asset yields increased slightly and funding costs fell. Net interest income on a tax-equivalent basis increased $2.4 million or 11.6% , and net interest margin improved to 2.99%, up from 2.70% for the same period in 2025.
Non-interest income for the nine months ended September 30, 2026 was $14.1 million, up $1.5 million or 11.8%, from the nine months ended September 30, 2025. The increase was centered in Wealth Management revenue which was up $500,000 or 12.5% from the prior year, and other operating income which increased $702,000 or 27.9%.
Non-interest expense for the nine months ended September 30, 2026 was $40.5 million, up $2.7 million or 7.3% from the nine months ended September 30, 2025. The period-to-period change is centered in employee salaries and benefits, resulting from annual salary adjustments, lower deferred salaries, and higher health insurance expenses.
Asset quality continues to be satisfactory. Non-performing assets stood at 0.44% of total assets as of September 30, 2026, improved from 0.41% as of December 31, 2025 and up from 0.30% of total assets as of September 30, 2025. Total past-due loans were 0.67% of total loans as of September 30, 2026, down from 0.90% and 0.69% of total loans as of December 31, 2025 and September 30, 2025, respectively.
The provision for credit losses on loans for the first nine months of 2026 was $2.4 million, up from the $1.4 million provisioned in the same period in 2025. Net charge-offs for the nine months ended September 30, 2026 were $4.0 million or 0.22% (annualized) of total loans, compared to net charge-offs of $1.2 million or 0.07% (annualized) for the nine months ended September 30, 2025. The ACL for loans decreased $1.6 million between December 31, 2025 and September 30, 2026, with $873,000 of the reduction coming from changes in reserve estimates on IALs, and $679,000 from pooled reserve requirements resulting from changes in portfolio composition, economic factors and other quantitative inputs. The ACL-Loans now stands at 0.98% of loans outstanding as of September 30, 2026, as compared to 1.06% at December 31, 2025 and 1.05% at September 30, 2025.
The Company's balance sheet continued to expand in the first nine months of 2026 as total assets increased $85.5 million or 2.7% year-to-date. The loan portfolio increased $47.5 million or 2.0% in the nine months ended September 30, 2026 and has increased $43.0 million from a year ago. Driving balance changes year-to-date in the commercial loan segments of the portfolio were commercial real estate & construction loans which decreased $12.2 million, commercial & industrial loans which increased $28.3 million, and multifamily loans which decreased $21.0 million. Elsewhere, residential loans increased $18.5 million, home equity loans increased $17.5 million, and municipal loans increased $10.7 million in the first nine months of 2026. The investment portfolio has increased $14.4 million year-to-date and increased $124,000 from a year ago based upon cash flow of amortizing securities, reinvestment of cash flow, new purchases, and changes in the carrying value of AFS securities.
On the liability side of the balance sheet, total deposits at September 30, 2026 were $2.79 billion, an increase of $121.9 million from year-end 2025. Low-cost deposits (Demand, NOW, Savings) increased $62.9 million year-to-date and money market balances decreased $10.6 million. The increase in low-cost deposits is consistent with historical, seasonal patterns. Local CDs and wholesale CDs increased $17.4 million and $52.2 million, respectively, year-to-date and borrowings decreased by $42.9 million.
Remaining well capitalized is a top priority for the Company. The Company's total risk-based capital ratio was 14.25% as of September 30, 2026, solidly above the well-capitalized threshold of 10.0% set by the FDIC, the FRBB, and the OCC.
Among the Company's operating ratios, the return on average assets was 1.22% and return on average tangible common equity of 14.95% for the nine months ended September 30, 2026 compared to 1.02% and 13.91%, respectively, for the same period in 2025. The Company's PTPP return on average assets for the nine months ended September 30, 2026 was 1.58% compared to 1.30% in the prior year period. Our non-GAAP efficiency ratio continues to be an important component in the Company's overall performance and stood at 50.23% for the nine months ended September 30, 2026 compared to 53.12% for the same period in 2025, the change being attributable primarily to higher levels of net interest income, complimented by higher non-interest revenue and controlled operating expenses.

Net Interest Income
Total interest income of $120.5 million for the nine months ended September 30, 2026 was an increase of $914,000 or 0.8% compared to total interest income of $119.5 million for the same period of 2025. Comparing the respective year-to-date periods, the overall average volume of earning assets was essentially unchanged, however balances shifted from lower yielding investments to higher yielding loans, resulting in a 2 basis point lift in average yield on earning assets to 5.37%.

Total interest expense of $56.1 million for the nine months ended September 30, 2026, was a decrease of $7.2 million or 11.3% compared to total interest expense for the nine months ended September 30, 2025. Interest expense on deposits fell $7.6 million year-to-date as compared to prior year on lower average funding rates and modestly lower volume. Borrowed funds expense was up $445,000 compared to the prior year period attributable to higher utilization of short-term FHLB funding. The total average cost of interest bearing liabilities was 2.89% for the period, a reduction of 36 basis points.
As a result, net interest income of $64.4 million for the nine months ended September 30, 2026 was an increase of $8.1 million or 14.4% compared to net interest income of $56.3 million for the nine months ended September 30, 2025. The Company's net interest margin on a tax-equivalent basis for the nine months ended September 30, 2026 was 2.91%, up from 2.57% for the first nine months of 2025. Tax-exempt interest income amounted to $7.7 million for the nine months ended September 30, 2026 compared to $8.0 million for the nine months ended September 30, 2025.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2026 and 2025. Tax-exempt income is calculated on a tax-equivalent basis, using a 21.0% Federal Income Tax rate:

	For the nine months ended
	September 30, 2026		September 30, 2025
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$100	4.08%	$215	4.51%
Investments	15,200	3.22%	15,748	3.23%
Loans held for sale	—	0.00%	—	0.00%
Loans	107,194	5.93%	105,712	5.93%
Total interest income	122,494	5.37%	121,675	5.35%
Interest expense
Deposits	50,757	2.83%	58,374	3.23%
Other borrowings	5,344	3.57%	4,899	3.51%
Total interest expense	56,101	2.89%	63,273	3.25%
Net interest income	$66,393		$58,402
Interest rate spread		2.48%		2.10%
Net interest margin		2.91%		2.57%

	For the quarters ended
	September 30, 2026		September 30, 2025
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$32	3.93%	$108	4.00%
Investments	5,361	3.29%	5,219	3.20%
Loans held for sale	—	0.00%	—	0.00%
Loans	36,785	6.01%	36,405	6.03%
Total interest-earning assets	42,178	5.44%	41,732	5.42%
Interest expense
Deposits	17,171	2.83%	19,380	3.20%
Other borrowings	1,803	3.69%	1,567	3.43%
Total interest expense	18,974	2.89%	20,947	3.21%
Net interest income	$23,204		$20,785
Interest rate spread		2.54%		2.21%
Net interest margin		2.99%		2.70%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2026 compared to 2025. Tax-exempt income is calculated on a tax-equivalent basis, using a 21% Federal Income Tax rate:

For the nine months ended September 30, 2026 compared to 2025
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(105)	$(20)	$10	$(115)
Investment securities	(496)	(54)	2	(548)
Loans	1,406	75	1	1,482
Change in interest income	805	1	13	819
Interest expense
Deposits	(396)	(7,270)	49	(7,617)
Other borrowings	359	80	6	445
Change in interest expense	(37)	(7,190)	55	(7,172)
Change in net interest income	$842	$7,191	$(42)	$7,991
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2026 compared to 2025
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(75)	$(2)	$1	$(76)
Investment securities	3	139	—	142
Loans held for sale	—	—	—	—
Loans	504	(122)	(2)	380
Change in interest income	432	15	(1)	446
Interest expense
Deposits	18	(2,225)	(2)	(2,209)
Other borrowings	109	119	8	236
Change in interest expense	127	(2,106)	6	(1,973)
Change in net interest income	$305	$2,121	$(7)	$2,419
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2026 and 2025:

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Assets
Cash and cash equivalents	$27,902	$26,033	$30,943	$28,404
Interest-bearing deposits in other banks	3,273	6,368	3,232	10,704
Securities available for sale (includes tax exempt securities of $33,699 and $36,316 at September 30, 2026 and 2025, respectively)	268,891	276,153	286,381	273,897
Securities to be held to maturity, net of ACL (included tax exempt securities of $244,930 and $248,229 at September 30, 2026 and 2025, respectively)	353,478	367,375	352,220	364,847
Restricted equity securities, at cost	8,420	7,747	8,069	7,598
Loans held for sale	56	38	84	70
Loans	2,415,697	2,383,988	2,427,841	2,394,736
Allowance for credit losses	(24,968)	(24,969)	(24,215)	(25,058)
Net loans	2,390,729	2,359,019	2,403,626	2,369,678
Accrued interest receivable	18,473	17,502	18,067	17,078
Premises and equipment	28,521	28,143	28,205	28,179
Other real estate owned	755	46	2,241	—
Goodwill	30,646	30,646	30,646	30,646
Other assets	66,947	65,183	69,115	66,296
Total Assets	$3,198,091	$3,184,253	$3,232,829	$3,197,397
Liabilities & Shareholders' Equity
Demand deposits	$282,771	$291,269	$309,242	$310,254
NOW deposits	659,974	606,454	662,322	600,789
Money market deposits	444,179	399,540	438,743	413,239
Savings deposits	250,846	260,062	253,703	256,074
Certificates of deposit	1,043,344	1,148,685	1,053,640	1,136,062
Total deposits	2,681,114	2,706,010	2,717,650	2,716,418
Borrowed funds – short term	129,740	91,057	123,545	86,448
Borrowed funds – long term	70,500	95,500	70,500	95,000
Dividends payable	2,158	2,247	2,228	2,384
Other liabilities	22,499	25,800	23,385	26,841
Total Liabilities	2,906,011	2,920,614	2,937,308	2,927,091
Shareholders' Equity:
Common stock	113	112	113	112
Additional paid-in capital	74,446	72,488	75,015	72,949
Retained earnings	250,343	229,881	255,927	233,772
Net unrealized loss on securities available for sale	(33,028)	(39,133)	(35,743)	(36,708)
Net unrealized loss on securities transferred from available for sale to held to maturity	(34)	(48)	(31)	(51)
Net unrealized gain (loss) on cash flow hedging derivative instruments	—	52	—	(55)
Net unrealized gain on postretirement benefit costs	240	287	240	287
Total Shareholders' Equity	292,080	263,639	295,521	270,306
Total Liabilities & Shareholders' Equity	$3,198,091	$3,184,253	$3,232,829	$3,197,397

Non-Interest Income
Non-interest income of $14.1 million for the nine months ended September 30, 2026 is an increase of $1.5 million compared to the same period in 2025. The increase was centered in Wealth Management revenue which was up $500,000 or 12.5% from the prior year, and other operating income which increased $702,000 or 27.9%. Over the same period, service charges on deposit accounts were up $96,000, or 6.0%, debit card revenue increased $206,000, or 5.3%, and mortgage banking revenue decreased $32,000 or 5.0%. Non-interest income of $5.0 million for the quarter ended September 30, 2026 is an increase of $503,000 compared to the same period in 2025.

Non-Interest Expense
Non-interest expense of $40.5 million for the nine months ended September 30, 2026 is an increase of 7.3% or $2.7 million compared to the same period in 2025. Salaries and employee benefits increased $2.0 million, or 10.1%, attributable to annual salary adjustments, lower deferred salaries, and higher health insurance expenses. Furniture and equipment expense was up $164,000 or 3.7% on higher software costs, and other operating expense increased $824,000 or 9.2%. Non-interest expense of $13.5 million for the quarter ended September 30, 2026 is an increase of 6.2% compared to non-interest expense of $12.8 million for the same period in 2025 due to the reasons mentioned.

Income Taxes
Income taxes on operating earnings were $6.1 million for the nine months ended September 30, 2026, up $867,000 from the same period in 2025.

Investments
The carrying value of the Company's investment portfolio increased by $14.4 million between December 31, 2025 and September 30, 2026 from $628.7 million to $643.1 million. The change in value of the portfolio is attributable to new purchases and the effects of interest rate movements on the fair value of AFS holdings. As of September 30, 2026, mortgage-backed securities had a carrying value of $279.2 million and a fair value of $268.2 million. Of this total, securities with a fair value of $56.9 million or 21.2% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $211.4 million or 78.8% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from AFS to HTM. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in AOCI, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in AOCI will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from AFS to HTM was $31,000 at September 30, 2026. This compares to $38,000 and $40,000, net of taxes, at December 31, 2025 and September 30, 2025, respectively. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2026 and 2025 and December 31, 2025:

Dollars in thousands	September 30, 2026	December 31, 2025	September 30, 2025
Securities available for sale
U.S. Treasury & Agency securities	$19,703	$18,072	$17,882
Mortgage-backed securities	233,542	210,434	219,417
State and political subdivisions	27,762	33,990	34,162
Asset-backed securities	1,785	1,984	2,032
	$282,792	$264,480	$273,493
Securities to be held to maturity
U.S. Treasury & Agency securities	$38,100	$38,100	$38,100
Mortgage-backed securities	45,686	48,566	49,444
State and political subdivisions	245,899	248,408	249,194
Corporate securities	23,000	21,000	26,000
	$352,685	$356,074	$362,738
Less allowance for credit losses	(150)	(146)	(186)
Net securities to be held to maturity	$352,535	$355,928	$362,552
Restricted equity securities
Federal Home Loan Bank Stock	$6,721	$7,238	$5,879
Federal Reserve Bank Stock	1,037	1,037	1,037
	$7,758	$8,275	$6,916
Total securities	$643,085	$628,683	$642,961
Holdings of AFS Securities and HTM securities have been evaluated to determine the need to establish an ACL, if any. The total ACL for HTM securities was $150,000 as of September 30, 2026, $146,000 as of December 31, 2025 and $186,000 as of September 30, 2025. Further details are included in Note 2 of the accompanying financial statements.

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2026. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 21%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency Securities
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	5,562	1.13%	11,500	1.11%
Due in 5 to 10 years	5,751	3.14%	6,150	1.81%
Due after 10 years	8,390	2.00%	20,450	1.41%
Total	19,703	2.08%	38,100	1.39%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	2,745	1.39%	42	6.95%
Due in 5 to 10 years	7,484	4.25%	3,747	4.42%
Due after 10 years	223,313	3.14%	41,897	1.37%
Total	233,542	3.16%	45,686	1.62%
State & Political Subdivisions
Due in 1 year or less	90	5.06%	3,507	3.43%
Due in 1 to 5 years	1,194	1.68%	25,496	3.39%
Due in 5 to 10 years	7,152	2.63%	82,017	3.04%
Due after 10 years	19,326	3.28%	134,879	2.04%
Total	27,762	3.05%	245,899	2.53%
Asset-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	1,785	4.77%	—	0.00%
Total	1,785	4.77%	—	0.00%
Corporate Securities
Due in 1 year or less	—	0.00%	1,250	2.00%
Due in 1 to 5 years	—	0.00%	3,500	2.99%
Due in 5 to 10 years	—	0.00%	18,250	6.44%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	23,000	5.67%
	$282,792	3.08%	$352,685	2.49%

AFS Debt Securities in an Unrealized Loss Position
The securities portfolio contains certain AFS securities where the amortized cost of which exceeds fair value, which at September 30, 2026 amounted to $55.9 million, or 16.50% of the amortized cost of the AFS securities portfolio. At December 31, 2025, this amount was $40.1 million, or 13.19% of the amortized cost of the AFS securities portfolio.
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
As of September 30, 2026, the Company had AFS debt securities in an unrealized loss position with a fair value of $275.9 million and unrealized losses of $55.9 million, as identified in the table below. AFS Securities in a continuous unrealized loss position for more than twelve months amounted to a fair value of $191.0 million as of September 30, 2026, compared with $226.9 million at December 31, 2025. The Company has concluded that these securities are fully collectible and that no charge against the allowance is required. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes AFS debt securities in an unrealized loss position for which an ACL has not been recorded at September 30, 2026:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Treasury & Agency securities	$2,857	$(142)	$16,846	$(6,199)	$19,703	$(6,341)
Mortgage-backed securities	75,036	(2,751)	153,471	(38,095)	228,507	(40,846)
State and political subdivisions	6,944	(931)	20,728	(7,739)	27,672	(8,670)
	$84,837	$(3,824)	$191,045	$(52,033)	$275,882	$(55,857)

For AFS securities with unrealized losses, the following information was considered in determining that no charge against the allowance for decline in fair value was required in the current reporting period:
AFS Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies & enterprises. As of September 30, 2026, there were $6.3 million of unrealized losses on these securities compared to $5.0 million at December 31, 2025. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises carry zero or near-zero credit risk, and that 100% of the amounts contractually due will be collected.
AFS Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2026, there were $40.8 million of unrealized losses on these securities compared with $30.1 million at December 31, 2025. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2026 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and that 100% of the amounts contractually due will be realized. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
AFS Obligations of state and political subdivisions. As of September 30, 2026, there were $8.7 million of unrealized losses on these securities compared to $5.0 million at December 31, 2025. Municipal securities are supported by the general taxing authority of the municipality or a dedicated revenue stream, and, in the case of school districts, are generally supported by state aid. At September 30, 2026, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2026 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with general market conditions. The Company has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, and believes that 100% of the amounts contractually due will be realized.
AFS Asset-backed securities. As of September 30, 2026, there were no unrealized losses on these securities compared with $15,000 at December 31, 2025. These securities consist of U.S. Government backed student loans along with other credit enhancements.

FHLBB and FRBB Stock
The Bank is a member of the FHLBB, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLBB, the Bank must own a minimum required amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank uses the FHLBB for a portion of its wholesale funding needs. As of September 30, 2026, the Bank's investment in FHLBB stock totaled $6.7 million. This compares to $7.2 million as of December 31, 2025 and $5.9 million as of September 30, 2025. FHLBB stock is a non-marketable equity security and therefore is reported at cost, subject to adjustments for any observable market transactions on the same or similar instruments of the investee. No impairment losses have been recorded through September 30, 2026.
The Bank is also a member of the FRBB. As a requirement for membership in the FRBB, the Bank must own a minimum required amount of FRBB stock. The Bank uses FRBB for certain correspondent banking services and maintains borrowing capacity at its discount window. The Bank's investment in FRBB stock totaled $1.0 million at September 30, 2026 and 2025, and December 31, 2025.
The Company periodically evaluates its investment in FHLBB and FRBB stock for impairment based on, among other factors, the capital adequacy of the Banks and their overall financial condition. No impairment losses have been recorded through September 30, 2026. The Bank will continue to monitor its investment in these restricted equity securities.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2026, the Bank had $284,000 in loans held for sale. This compares to no loans held for sale at December 31, 2025 and $333,000 in loans held for sale at September 30, 2025.
Loans
The Company provides loans to customers within our market area, the State of Maine, with very limited exposures outside of Maine. Loans are originated primarily via our network of branch offices, along with an online channel for residential mortgage loans.
The loan portfolio increased during the first nine months of 2026, with total loans at $2.44 billion at September 30, 2026, up $47.5 million or 2.0% from total loans of $2.39 billion at December 31, 2025. Commercial loan balances changed little in aggregate, up $484,000 during the period. Within specific commercial loan segments, owner-occupied commercial real estate increased $2.2 million and commercial & industrial loans increased $28.3 million, while non-owner occupied commercial real estate decreased $12.3 million, multifamily decreased $21.0 million, and construction loan balances decreased $2.1 million. Residential loans increased by $18.5 million and home equity loans increased by $17.5 million in the first nine months of 2026.
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

The following table summarizes the loan portfolio, by class, at September 30, 2026 and 2025 and December 31, 2025:

Dollars in thousands	September 30, 2026		December 31, 2025		September 30, 2025
Commercial
Real estate owner occupied	$380,463	15.6%	$378,263	15.8%	$375,263	15.6%
Real estate non-owner occupied	396,888	16.3%	409,177	17.1%	414,481	17.3%
Construction	32,901	1.3%	35,025	1.5%	51,753	2.1%
C&I	405,195	16.6%	376,907	15.7%	376,911	15.7%
Multifamily	137,909	5.6%	158,910	6.6%	136,515	5.7%
Agriculture	53,555	2.2%	48,145	2.0%	55,489	2.3%
Municipal	62,778	2.6%	52,074	2.2%	68,593	2.9%
Residential
Term	751,934	30.8%	739,188	30.9%	730,624	30.5%
Construction	41,110	1.7%	35,332	1.5%	32,779	1.4%
Home Equity
Revolving and term	159,733	6.5%	142,219	5.9%	137,018	5.7%
Consumer	19,093	0.8%	18,869	0.8%	19,084	0.8%
Total loans	$2,441,559	100.0%	$2,394,109	100.0%	$2,398,510	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2026:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate owner occupied	$7,548	$146,679	$24,812	$201,424	$380,463
Real estate non-owner occupied	2,755	151,987	29,524	212,622	396,888
Construction	1,110	18,202	5,472	8,117	32,901
C&I	57,454	220,501	17,764	109,476	405,195
Multifamily	16,893	41,583	435	78,998	137,909
Agriculture	4,899	20,276	8,466	19,914	53,555
Municipal	13,562	17,260	11,532	20,424	62,778
Residential
Term	3,381	91,952	37,295	619,306	751,934
Construction	1,741	10,059	—	29,310	41,110
Home Equity
Revolving and term	4,542	19,680	6,800	128,711	159,733
Consumer	9,174	4,803	661	4,455	19,093
Total loans	$123,059	$742,982	$142,761	$1,432,757	$2,441,559

The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2026:

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate owner occupied	$78,896	3.2%	$301,567	12.4%	$380,463	15.6%
Real estate non-owner occupied	122,489	5.0%	274,399	11.3%	396,888	16.3%
Construction	16,823	0.7%	16,078	0.6%	32,901	1.3%
C&I	150,262	6.2%	254,933	10.4%	405,195	16.6%
Multifamily	19,719	0.8%	118,190	4.8%	137,909	5.6%
Agriculture	8,132	0.3%	45,423	1.9%	53,555	2.2%
Municipal	62,590	2.6%	188	0.0%	62,778	2.6%
Residential
Term	453,605	18.6%	298,329	12.2%	751,934	30.8%
Construction	10,858	0.4%	30,252	1.3%	41,110	1.7%
Home Equity
Revolving and Term	24,532	1.0%	135,201	5.5%	159,733	6.5%
Consumer	10,143	0.3%	8,950	0.5%	19,093	0.8%
Total loans	$958,049	39.1%	$1,483,510	60.9%	$2,441,559	100.0%

Loan Concentrations
As of September 30, 2026, the Bank had one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio: (1) loans to lessors of residential buildings and dwellings, totaling $245.2 million, or 10.04% of total loans. This compares to one concentration of loans in one particular industry that exceeded 10% of its total loan portfolio as of September 30, 2025: (1) loans to lessors of residential buildings and dwellings, $265.1 million, or 11.05% of total loans.

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
The ACL includes reserve amounts assigned to IAL. This includes loans with balances of $250,000 or more that have been placed into non-accrual or are loans identified by management as having characteristics that may impact ultimate collectibility and therefore merit individual analysis. A specific reserve is allocated to an individual loan when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2026, IAL with specific reserves totaled $5.8 million and the amount of such reserves was $1.9 million. This compares to IAL with specific reserves of $4.1 million at December 31, 2025 and the amount of such reserves was $2.7 million.
The total ACL on loans at September 30, 2026 is considered by Management to be appropriate to address the potential for credit losses inherent in the loan portfolio at that date. However, determination of the appropriate allowance level is based upon a number of assumptions made about future events, which management believes are reasonable, but which may or may not prove valid. Thus, there can be no assurance charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be necessary.
The following table summarizes the allocation of allowance by loan class as of September 30, 2026 and 2025 and December 31, 2025. The percentages are the portion of each loan class to total loans:

Dollars in thousands	September 30, 2026		December 31, 2025		September 30, 2025
Commercial
Real estate owner occupied	$5,715	15.6%	$5,344	15.8%	$5,130	15.6%
Real estate non-owner occupied	3,915	16.3%	5,820	17.1%	4,765	17.3%
Construction	219	1.3%	250	1.5%	419	2.1%
C&I	4,510	16.6%	5,023	15.7%	5,115	15.7%
Multifamily	1,103	5.6%	826	6.6%	1,481	5.7%
Agriculture	483	2.2%	519	2.0%	673	2.3%
Municipal	229	2.6%	193	2.2%	288	2.9%
Residential
Term	6,065	30.8%	5,949	30.9%	5,756	30.5%
Construction	348	1.7%	299	1.5%	436	1.4%
Home Equity
Revolving and term	1,027	6.5%	958	5.9%	849	5.7%
Consumer	200	0.8%	184	0.8%	166	0.8%
Total	$23,814	100.0%	$25,365	100.0%	$25,078	100.0%

A breakdown of the ACL on loans as of September 30, 2026, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Total Reserves
Commercial
Real estate owner occupied	$1,187	$3,653	$875	$5,715
Real estate non-owner occupied	—	3,207	708	3,915
Construction	—	164	55	219
C&I	110	3,819	581	4,510
Multifamily	432	530	141	1,103
Agriculture	—	417	66	483
Municipal	—	36	193	229
Residential
Term	138	5,318	609	6,065
Construction	—	289	59	348
Home Equity
Revolving and term	—	924	103	1,027
Consumer	—	195	5	200
	$1,867	$18,552	$3,395	$23,814
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of expected losses within the portfolio. The provision for credit losses to maintain the allowance was $2.4 million for the first nine months of 2026 and $1.4 for the first nine months of 2025. Net charge-offs were $4.0 million in the first nine months of 2026, compared to net charge-offs of $1.2 million in the first nine months of 2025. The ACL as a percentage of outstanding loans was 0.98% as of September 30, 2026, 1.06% as of December 31, 2025, and 1.05% as of September 30, 2025.

The following table summarizes the activities in the ACL for the nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025:

Dollars in thousands	September 30, 2026	December 31, 2025	September 30, 2025
Balance at the beginning of period	$25,365	$24,871	$24,871
Loans charged off:
Commercial
Real estate owner occupied	715	53	—
Real estate non-owner occupied	134	—	—
Construction	—	—	—
C&I	1,248	1,333	1,101
Multifamily	1,203	—	—
Agriculture	355	27	—
Municipal	—	—	—
Residential
Term	115	1	1
Construction	—	—	—
Home Equity
Revolving and term	—	—	—
Consumer	310	329	238
Total	4,080	1,743	1,340
Recoveries on loans previously charged off
Commercial
Real estate owner occupied	—	—	—
Real estate non-owner occupied	—	—	—
Construction	—	—	—
C&I	—	76	28
Multifamily	—	—	—
Agriculture	—	—	—
Municipal	—	—	—
Residential
Term	36	7	6
Construction	—	—	—
Home Equity
Revolving and term	6	16	15
Consumer	73	89	64
Total	115	188	113
Net loans charged off	3,965	1,555	1,227
Credit loss expense	2,414	2,049	1,434
Balance at end of period	$23,814	$25,365	$25,078
Ratio of net loans charged off to average loans outstanding[1]	0.219	0.065	0.069
Ratio of allowance for credit losses to total loans outstanding	0.98	1.06	1.05
1 Annualized using a 365-day basis in 2026 and 2025.

ACL for Unfunded Commitments
The Bank's modeling methodology applies the same class level credit loss factors used in the ACL for loans model to applicable classes of unfunded commitments to determine an appropriate ACL level. Utilization assumptions are based upon an independent analysis of the Bank's historical data. The ACL for unfunded commitments is reported on the Company's consolidated balance sheets within other liabilities and totaled $681,000 as of September 30, 2026.
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

Nonperforming loans, expressed as a percentage of total loans, totaled 0.58% at September 30, 2026 compared to 0.54% at December 31, 2025 and 0.40% at September 30, 2025. The following table shows the distribution of nonperforming loans by class as of September 30, 2026 and 2025 and December 31, 2025:

Dollars in thousands	September 30, 2026	December 31, 2025	September 30, 2025
Commercial
Real estate owner occupied	$823	$4,027	$3,891
Real estate non-owner occupied	233	1,346	61
Construction	92	8	9
C&I	875	1,914	1,721
Multifamily	1,899	—	—
Agriculture	64	441	187
Municipal	—	—	—
Residential
Term	8,812	4,193	3,110
Construction	—	—	—
Home Equity
Revolving and term	1,403	945	610
Consumer	—	5	6
Total nonperforming loans	$14,201	$12,879	$9,595
Allowance for credit losses on loans as a percentage of nonperforming loans	167.7%	196.9%	261.4%
The amounts shown for total nonperforming loans do not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2026, loans 90 or more days past due and still accruing interest totaled $1.7 million, compared to $665,000 at December 31, 2025 and $1.5 million at September 30, 2025.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 effective January 1, 2023. Reporting of loan modifications subject to ASU 2022-02 may be found in Note 3 of the accompanying financial statements.

Past Due Loans
The Bank's overall loan delinquency ratio was 0.67% at September 30, 2026 compared to 0.90% at December 31, 2025 and 0.69% at September 30, 2025. Loans 90 or more days delinquent and accruing increased from $665,000 at December 31, 2025 to $1.7 million as of September 30, 2026. The following table sets forth loan delinquencies as of September 30, 2026 and 2025 and December 31, 2025:

Dollars in thousands	September 30, 2026	December 31, 2025	September 30, 2025
Commercial
Real estate owner occupied	$738	$5,115	$4,204
Real estate non-owner occupied	1,060	2,019	1,285
Construction	99	110	—
C&I	1,441	1,746	1,455
Multifamily	1,899	1,760	2,626
Agriculture	645	693	212
Municipal	—	—	—
Residential
Term	6,222	7,391	4,589
Construction	528	90	—
Home Equity
Revolving and term	2,122	2,374	1,894
Consumer	1,491	309	356
Total	$16,245	$21,607	$16,621
Loans 30-89 days past due to total loans	0.358%	0.468%	0.395%
Loans 90+ days past due and accruing to total loans	0.070%	0.028%	0.063%
Loans 90+ days past due on non-accrual to total loans	0.237%	0.407%	0.235%
Total past due loans to total loans	0.665%	0.903%	0.693%
Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified, accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2026, there were three potential problem loans reported with a balance of $695,000 or 0.028% of total loans. This compares to five potential problem loans with a balance of $3.7 million or 0.156% of total loans at December 31, 2025.
As of September 30, 2026, there were seven residential loans in the process of foreclosure totaling $1.3 million, two home equity lines of credit totaling $87,000 and one consumer loan totaling $7,000. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a POR begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
As of September 30, 2026, there were five commercial loans in the process of foreclosure with a total balance of $3.4 million. The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.

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

Other Real Estate Owned
OREO and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the ACL totals. At September 30, 2026 there was one property owned with an OREO balance of $30,000, with no allowance for losses. This compares to December 31, 2025 and September 30, 2025, when there were no OREO properties and no allowance for loan losses. The table below presents the composition of OREO at September 30, 2026 and 2025, and December 31, 2025:

Dollars in thousands	September 30, 2026	December 31, 2025	September 30, 2025
Carrying Value
Residential
Term	$30	$—	$—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	30	—	—
Related Allowance
Residential
Term	—	—	—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	—	—	—
Net Value
Residential
Term	30	—	—
Construction	—	—	—
Home Equity
Revolving and Term	—	—	—
Consumer	—	—	—
Total	$30	$—	$—
Liquidity
Liquidity is the ability of a financial institution to meet maturing liability obligations, depositor withdrawal requests, and customer loan demand. The Bank's lead source of liquidity is deposits, including brokered deposits, which funded 83.8% of total average assets in the first nine months of 2026, down slightly from 85.0% a year ago. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term or overnight advances, and other borrowings), cash flows from the securities portfolio and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.

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
The Company defines its primary sources of contingent liquidity as cash & equivalents, unencumbered U.S. Government or Agency bond collateral, available capacity at FHLBB, and available authorized brokered deposit issuance capacity. As of September 30, 2026, the Bank had primary sources of contingent liquidity of $908.0 million or 28.2% of its total assets. It is Management's opinion that this is an appropriate level. In addition, the Bank has $343.0 million in borrowing capacity at FRBB under the FRBB's Borrower in Custody program as well as securities available as collateral, $101.0 million in credit lines with correspondent banks, and $42.0 million in other unencumbered securities available as collateral for borrowing. These bring the Bank's total sources of liquidity to $1.394 billion or 43.3% of its total assets.
The ALCO establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. As the sole shareholder of the Bank, the Company is entitled to such dividends when and as declared by the Bank's Board of Directors from legally available funds. For the nine-months periods ended September 30, 2026 and 2025 the Bank declared dividends to the Company of $12.7 million and $11.9 million, respectively. The Bank's regulator, the OCC, may limit the amount of dividends declared and paid in a calendar year based upon certain factors. Further discussion may be found in Shareholders' Equity below.
Deposits
Total deposits at September 30, 2026 were $2.79 billion, an increase of $121.9 million from year-end 2025. In the first nine months of 2026, low-cost deposits (Demand, NOW, and Savings) increased by $62.9 million or 5.2%, money market deposits decreased $10.6 million or 2.2%, and certificates of deposit increased $69.6 million or 7.1%.
Between September 30, 2025 and September 30, 2026, total deposits increased by $49.1 million or 1.8%. Low-cost deposits increased by $73.1 million or 6.1%, money market accounts increased $731,000 or 0.2%, and certificates of deposit decreased $24.7 million or 2.3%. The reduction in certificate of deposit balances as compared to prior year is principally the result of redemption of wholesale time deposits.
Estimated uninsured deposits totaled $513.0 million or 18.4% of total deposits as of September 30, 2026, and $516.9 million or 19.4% of total deposits as of December 31, 2025. The company has pledged assets as collateral covering certain deposits; these amounts were $381.0 million and $385.2 million as of September 30, 2026 and December 31, 2025, respectively.

Borrowed Funds
The Company uses funding from the FHLBB, the FRBB and customer repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and may be used to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2026, total borrowed funds decreased $42.9 million, principally in short-term FHLBB advances. Between September 30, 2025 and September 30, 2026, total borrowed funds decreased by $8.1 million.

Capital Resources
Shareholders' equity as of September 30, 2026 was $288.1 million, compared to $283.1 million as of December 31, 2025 and $274.6 million as of September 30, 2025. The Company's earnings in the first nine months of 2026, net of dividends declared, added $16.5 million to shareholders' equity. The net unrealized loss on AFS securities, net of tax, presented in accordance with FASB ASC Topic 320 "Investments – Debt and Equity Securities" stands at $44.1 million as of September 30, 2026 and was $31.3 million as of December 31, 2025. Additional information about the net unrealized loss on AFS securities was provided in Note 2 of the Consolidated Financial Statements and in the AFS Debit Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
A cash dividend of $0.38 per share was declared in the third quarter of 2026. The dividend payout ratio, which is calculated by dividing dividends declared per share by basic earnings per share, was 43.00% for the first nine months of 2026 compared to 50.34% for the same period in 2025. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2026 is this year's net income plus $31.8 million.
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on AFS securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. In order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. The Company met each of the well-capitalized ratio guidelines at September 30, 2026.

The following tables indicate the capital ratios for the Bank and the Company at September 30, 2026 and December 31, 2025:

As of September 30, 2026	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	9.28%	13.11%	13.11%	14.19%
Company	9.29%	13.17%	13.17%	14.25%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%

As of December 31, 2025	Leverage	Common Equity Tier 1	Tier 1	Total Risk-Based
Bank	8.82%	12.77%	12.77%	13.95%
Company	8.84%	12.84%	12.84%	14.02%
Adequately capitalized ratio	4.00%	4.50%	6.00%	8.00%
Adequately capitalized ratio plus capital conservation buffer	n/a %	7.00%	8.50%	10.50%
Well capitalized ratio (Bank only)	5.00%	6.50%	8.00%	10.00%
The Bank maintains and annually updates a capital plan over a five-year horizon. The capital plan was last updated and approved by the Board in June 2026. Based upon reasonable assumptions of growth and operating performance, the base capital plan model projects that the Bank will be well capitalized throughout the five-year period. The base model is also stress tested for interest rate risk from increasing and decreasing rates, credit risk in normal, elevated and severe loss scenarios, and combinations of interest rate and credit risk. In each stress scenario, the Bank maintained well capitalized status.

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

At September 30, 2026, the Bank had no outstanding off-balance sheet, derivative instruments, designated as cash flow hedges and six off-balance sheet, derivative instruments, designated as fair value hedges. Notional principal amounts totaled $260.0 million for the fair value hedges, with a cumulative unrealized gain of $2.9 million, net of taxes. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counterparty. At September 30, 2026, the Bank's derivative instrument counterparties had a composite credit rating of “A-” based upon the ratings of several major credit rating agencies. The interest rate swap and interest rate cap agreements were entered into by the Bank to limit its exposure to rising interest rates.

The Bank also enters into swap arrangements with qualified loan customers as a means to provide these customers with access to long-term fixed interest rates for borrowings, and simultaneously enters into a swap contract with an approved third- party financial institution. The terms of the contracts are designed to offset one another resulting in there being neither a net gain or a loss. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent that either counterparty defaults in its responsibility to pay interest under the terms of the agreements. Credit risk is mitigated by prudent underwriting of the loan customer and financial institution counterparties. As of September 30, 2026, the Bank had 19 loan swap agreements in place with a total notional value of $183.0 million.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2026:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$144,882	$74,382	$35,000	$35,500	$—
Operating leases	959	160	243	216	340
Certificates of deposit	1,046,840	822,409	221,268	3,163	—
Total	$1,192,681	$896,951	$256,511	$38,879	$340
Total loan commitments and unused lines of credit	$336,897	$336,897	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2026 was (8.00)% of total assets compared to (13.24)% of total assets at December 31, 2025. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2026, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$33,157	$32,438	$167,961	$401,771
Restricted stock, at cost	7,583	—	—	1,037
Loans held for sale	284	—	—	—
Loans	1,297,126	303,472	576,957	264,004
Other interest-earning assets	—	—	—	31,640
Non-rate-sensitive assets	14,472	—	—	119,881
Total assets	1,352,622	335,910	744,918	818,333
Interest-bearing deposits	1,359,746	444,589	227,309	438,203
Borrowed funds	144,382	—	500	—
Non-rate-sensitive liabilities and equity	—	—	—	637,054
Total liabilities and equity	1,504,128	444,589	227,809	1,075,257
Period gap	$(151,506)	$(108,679)	$517,109	$(256,924)
Percent of total assets	(4.66)%	(3.34)%	15.90%	(7.90)%
Cumulative gap (current)	$(151,506)	$(260,185)	$256,924	$—
Percent of total assets	(4.66)%	(8.00)%	7.90%	—%

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

The Company's most recent simulation model calculates projected impact on net interest income in scenarios where short-term interest rates gradually decrease by two percentage points, gradually decreases by one percentage point, and where short- term rates gradually increase by two percentage points. The Company's modeling as of September 30, 2026 projects net interest income would increase by approximately 2.8% if short-term rates affected by FOMC actions fall gradually by two percentage points over the next year, and would increase by approximately 1.4% if short term rates gradually fall by one percentage point over the next year; net interest income would decrease by approximately 1.7% if rates rise gradually by two percentage points over the next year. Each scenario is within the ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in the first year of a stable rate environment by 9.5% in the two percentage point falling-rate scenario, and higher by 7.5% in the one percentage point falling rate scenario; net interest income would be lower than that earned in a stable rate environment by 0.7% in a two percentage point rising rate scenario, when compared to the year-one base scenario. Each year two scenario is well within the ALCO's policy limit of a decrease of no more than 20% given a 2.0% move in interest rates, up or down. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2026 and December 31, 2025 is presented in the following table:

Changes in Net Interest Income	September 30, 2026	December 31, 2025
Year 1
Projected change if rates decrease by 1.0%	1.4%	1.8%
Projected change if rates decrease by 2.0%	2.8%	3.4%
Projected change if rates increase by 2.0%	(1.7)%	(4.0)%
Year 2
Projected change if rates decrease by 1.0%	7.5%	13.2%
Projected change if rates decrease by 2.0%	9.5%	15.3%
Projected change if rates increase by 2.0%	(0.7)%	2.6%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2026, the Company was using interest rate swaps and interest rate caps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2026, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will increase slightly in the next year and believes that the current level of interest risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2026, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2026:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2026	9,934	$27.10	—	—
February 2026	243	30.01	—	—
March 2026	—	—	—	—
April 2026	243	28.97	—	—
May 2026	—	—	—	—
June 2026	486	29.91	—	—
July 2026	749	34.82	—	—
August 2026	—	—	—	—
September 2026	—	—	—	—
	11,655	$30.16	—	—

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
Exhibit 3.8 Conformed Copy of the Company's Bylaws (incorporated by reference to Exhibit 3.8 to the Company's Form 10-Q filed August 7, 2026).
Exhibit 14.3 Code of Business Conduct and Ethics, approved by the Board of Directors on September 24, 2026*
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 2.3 to the Company's Form 10-K filed March 6, 2026).
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

*Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE FIRST BANCORP, INC.

/s/ Tony C. McKim
Tony C. McKim
President & Chief Executive Officer

Date: November 5, 2026

/s/ Richard M. Elder
Richard M. Elder
Executive Vice President & Chief Financial Officer

Date: November 5, 2026